Form 10QSB
period 1997-09-30
TAMBORIL CIGAR CO
filed 1997-11-14
CIK 1028153

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549
                                  Form 10-QSB


(Mark One)
[X]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

 For the quarterly period ended September 30, 1997

[_]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


For the transition period from               to
                               -------------    --------------------------------

Commission file number 0-22573
                       -------

                            TAMBORIL CIGAR COMPANY
   --------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


           Delaware                                          65-0774638
   --------------------------                              --------------
 (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)




                             2600 S.W. 3rd Avenue
                                Miami, FL 33129
                          --------------------------

                   (Address of principal executive offices)


                                (305) 860-9887
                             --------------------

                          (Issuer's telephone number)

                                 Not Applicable
                     --------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                      ---
No ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes --- No ---

APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,903,894 shares of Common Stock, par value $.0001 per share

   Transitional Small Business Disclosure Format (check one);

Yes --- No  X
           ---

PART I--FINANCIAL INFORMATION


   Item 1. Financial Statements.

   [To Come as 2nd Bite]

     Item 2. Management's Discussion and Analysis or Plan of Operation.

          The Company was incorporated and began start-up operations in April of 1996. In the period from the commencement of operations on April 15, 1997 through September 30, 1997, the Company was primarily engaged in locating a site in the Dominican Republic at which to conduct manufacturing operations, negotiating with tobacco growers to ensure supplies of quality tobacco, recruiting employees and product development to establish the blends of tobaccos and the curing and aging processes to create the

   Company's cigars. Sales for the three and nine month period ended September 30, 1996 totaled $94,119 and total expenditures were approximately $349,780, resulting in net losses of $203,574 for the three-months and $302,780 for the nine months ended September 30, 1996. Since the Company was barely operational at that time, comparisons between the three month and nine month periods ended September 30, 1996 and the three- and nine-month periods ended September 30, 1997 are not appropriate and could, in fact, be misleading.

      Due to the foregoing, the following information discusses the results of operations, liquidity and capital resources and related matters for the three months and nine months ended September 30, 1997 and compares such results to those for the year ended December 31, 1997. All information relates to the consolidated results and financial condition of the Company and its two principal operating subsidiaries, Tamboril Cigar International, Inc. ("TCI") and Tabacalera Tamboril, S.A. ("Tabacalera").

      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The Company was incorporated in April 1996 to commercialize the efforts of its founders to establish a business to manufacture and distribute premium cigars. The Company began operations on April 15, 1996 and commenced sales in the fourth quarter of 1996. Sales of cigars bearing the Tamboril(TM) brand name constituted 100% of the Company's sales for the period ended December 31, 1996. In April of 1997, the Company introduced its Cordova(TM) line of cigars and in October 1997 introduced Fore!(TM), a golf-motif cigar. On July 7, 1997 the Company entered into a distribution agreement with Imports, a Florida partnership ("Hubbard") pursuant to which Hubbard became the exclusive U.S. distributor for the Company's products (the "Distribution Agreement"). The Company intends focusing on manufacturing and marketing activities, leaving virtually all day-to-day sales activities to Hubbard.

      The market for sales in the United States of premium cigars, generally defined to be those made by hand and retailing for prices in excess of $1, has expanded considerably since 1993 after declining consistently from 1964 through 1993. Management of the Company believes that the demographic factors underlying the growth in the cigar market since 1993 will contribute to continued expansion of the market for at least the next few years. Among these factors are (1) the emergence of an expanding base of younger new cigar smokers, both male and female, (2) increasing popularity of cigars among celebrities who are viewed as trend-setters, (3) increased media interest, especially the successful launch of Cigar Aficianado magazine, (4) promotion of "cigar friendly" restaurants and nightclubs and (5) the increase in the population of people over fifty years of age, a group that has traditionally been viewed as consuming more luxury goods, including cigars, than any other demographic group.

      The Company has established one manufacturing facility in the Dominican Republic and is building a second facility to meet estimated increased demand for the Company's cigars. The growth of the demand for cigars in general, and premium cigars in particular, has created substantial competition within the industry for the purchase of raw tobacco used in manufacturing cigars and for the skilled labor required to roll cigars by hand. While the Company has not yet experienced any shortages of tobacco or labor, there can be no assurance that it will not encounter such difficulties as it expands its operations. The effect of any shortages of materials or labor could be to prevent the Company from filling demand or to make the cost of doing so prohibitive.

      Results Of Operations

      The following discussion relates to the consolidated operations of the Company and its subsidiaries, TCI and Tabacalera for the period from inception at April 15, 1996 through December 31, 1996 and for the three- and nine-month periods ended September 30, 1997. The Company is a holding company, the sole assets of which are the capital stock of TCI and Tabacalera and the operations summarized, therefore, relate to the consolidated operations of these operating subsidiaries.

      Net sales for the period ended December 31, 1996 were $1,413,815, representing sales of the Company's first two product lines, the Connecticut Collection and the Sumatra Collection from April 15 through December 31, 1996. Most of these sales occurred in the fourth quarter of 1996, as the initial period was spent organizing the Company's facilities, hiring a skilled work force and formulating the blends of tobacco and other ingredients used in manufacturing the Company's brands. The Company intends to work with Hubbard increase sales of these two product lines by increasing the number of retail tobacconists to whom the products are distributed and by opening additional distribution channels. In addition, the Company has introduced Cordova(TM) , which is a more moderate priced line of cigars, and Fore(TM), a golf-motif packaged cigar designed for sale in golf pro shops and golf equipment outlets. The Company believes that its products are well-placed to take advantage of the continued growth of the cigar market and that the results from the periods from inception to December 31, 1996 and January 1 through September 30, 1997 support management's views.

      In the period from January 1 through July 7, 1997, the company sold its products directly to retail tobacconists throughout the United States, utilizing a sales force of five employees. On July 7, 1997 the Company entered into the Distribution Agreement with Hubbard, pursuant to which Hubbard was appointed exclusive distributor for the Company's products in the United States through December 31, 2000 (the "Distribution Agreement"). Under the Distribution Agreement, Hubbard must maintain certain minimum annual purchases from the Company to continue to have the exclusive rights to distribute the Company's cigars in the United States. These minimum amounts are to be set each January for the upcoming calendar year. Management of the Company believes that, although operating through a distributor such as Hubbard will lower the Company's gross profit margins, it will enable the Company to more rapidly penetrate its target market for premium cigars. In addition, the Company believes that the Hubbard relationship will result in lower costs of sales, marketing and promotion, resulting in significant gains in net profits.

      Net sales for the three- and nine-month periods ended September 30, 1997 were $1,864,652 and $4,403,640, respectively. Sales to Hubbard in the three- and nine-month periods ended September 30, 1997 accounted for approximately $1,516,023 (81.3%) and $2,669,715 (60.6%) of total sales, respectively, in those periods. Sales included initial sales of Cordova(TM), which was introduced in April of 1997. There were no sales of Fore!(TM) in the period. Sales of Fore!(TM) are expected to begin to have an impact in the fourth quarter of 1997. The Distribution Agreement is expected to contribute approximately $5,000,000 in total to sales in calendar 1997, of which $2,669,715 have occurred as of September 30, 1997.

      The Company is currently building a second manufacturing facility to increase capacity from approximately 300,000 cigars to approximately 800,000 cigars per month. The Company believes that market conditions for cigars generally and for the Company's products (based on initial product reaction) are sufficient to account for this additional capacity and that the Company's sales have the potential to grow considerably from the partial year results reflected in the financial statements for the periods from April 15, 1996 through December 31, 1996 and January 1, 1997 through September 30, 1997. There can be no assurance, however, that the Company's products will receive market acceptance or that sales will increase, or even maintain the initial sales figures.

      Cost of goods sold in the period from April 15, 1996 through December 31, 1996 amounted to $573,687 or 40.58% of sales, leaving gross profits of $840,128, or 59.42%. Costs of goods sold during the three- and nine-month periods ended September 30, 1997 were $892,688 and $1,799,068 or 48% and 41% of sales, respectively. Accordingly, gross profits for the three- and nine-month periods ended September 30, 1997 were $971,964 (52% of sales) and $2,604,572 (59% of sales), respectively. Management of the Company believes these percentage levels of gross profit compare favorably with industry norms, but that the pricing to Hubbard under the Distribution Agreement and the introduction of new products aimed at lower-priced market niches will result in lower gross profits percentages in the future.

      Selling, general and administrative expenses from April 15, 1996 through December 31, 1996 totaled $1,034,386, or 73.16% of sales, representing the costs of establishing the Company infrastructure. These levels should decline substantially as a percentage of total revenues as the Company's operations in manufacturing and sales expand. The Company spent approximately $120,000 in advertising and travel expenses for new brand introductions. Expenses in this category should increase in actual dollars, but should decline as a percentage of total sales if the Company is successful in expanding its sales according to plan. Selling, general and administrative expenses in the three- and nine-month periods ended September 30, 1997 totaled $541,325 (29% of sales) and $2,039,736 (46% of sales), respectively. The lower percentage over the three months compared with the nine months is attributable to Hubbard's taking over much of the sales function since the execution of the Distribution Agreement. Management believes that this percentage will stabilize over the next few quarters as Company advertising levels will increase to support expanded sales efforts by Hubbard.

      The Company experienced a loss from operations from April 15, 1996 through December 31, 1996 of $194,258, principally due to the expenses of establishing the Company and formulating and promoting its first product lines. Interest expense was $27,369, representing the expense associated with loans obtained by the Company to support start-up costs and operations. The Company incurred additional debt of approximately $1,975,000 and related interest expenses since December 31, 1996 and net interest expense was $163,516 for the nine months ended September 30, 1997. The Company's entire debt was recapitalized on September 30, 1997.

      Income from operations for the three- and nine-month periods ended September 30, 1997 was $430,639 and $725,336, respectively. Interest expense for the three- and nine-month periods was $81,478 and $163,516 respectively, resulting in net income for the periods of $223,161 and $435,820. Interest expense in future periods will be decreased by approximately $60,000 per quarter due to the recapitalization of certain debt of the Company as of September 30, 1997, but will be increased by approximately $5,000 per quarter by virtue of the Company's 8% Convertible Debentures issued in connection with a $3,000,000 financing completed on September 23, 1997. See "LIQUIDITY AND CAPITAL RESOURCES." While the Company has been able to generate net profits in the past three quarters, the Company is still in the early stages of its development and there can be no assurance that the Company's products will attain sufficient market acceptance or that expenses will stabilize at levels that will result in profits in the future.


      Liquidity And Capital Resources

      The Company had negative cash flows from operating activities of $1,410,528 for the period from April 15, 1996 to December 31, 1996. Cash inflows from financing activities during that period totaled $2,040,589, representing $931,810 in net proceeds from sales of its capital stock and $975,000 in proceeds of loans evidenced by promissory notes from investors and $133,779 in advances from a related party. This resulted in cash available at the end of the period of $245,939. The Company incurred additional debt of approximately $1,975,000 in the period from December 31, 1996 to support continued construction of its second manufacturing facility in the Dominican Republic and advanced construction costs for Tamboril at the Park. On September 30, 1997, a total of $1,984,681.44 in aggregate principal and interest of the Company's debt was recapitalized by the issuance of 328,584 shares of Common Stock and 328,584 five-year warrants to purchase shares of Common Stock at an exercise price of $5.89 per Share. This recapitalization will materially increase the Company's cash available for operations. The Company also repaid an additional $1,149,935 in principal and accrued interest on its outstanding debt on September 30, 1997.

      From January 1 through September 30, 1997, the Company had negative cash flow from operations of $1,526,270, namely due to significant increases in accounts receivable ($818,000), inventory ($1,340,000) and advances on tobacco purchases ($436,000), all attributable to the Company's increased sales, primarily due to the Distribution Agreement. These were offset by operating income of $430,639 for the three month, and $725,336 for the nine months, ended September 30, 1997. Net interest expense of $81,478 for the three months, and $163,516 for the nine months, ended September 30, 1997, resulted in pretax income of $349,161 for the three months, and $561,820 for the nine months, ended September 30, 1997.

      Net cash inflows from financing activities during the nine months ended September 30, 1997 was $3,475,852, representing approximately $2,600,000 in net proceeds of the Private Offering and the recapitalization of the Company's debt. Cash flows used for investing activities during the nine months period ended September 30, 1997 amounted to $515,857, representing capital expenditures related to the construction of the Company's second manufacturing facility in the Dominican Republic. Capital expenditures for the remainder of 1997 are expected to approximate $300,000.

      As of September 30, 1997, cash on hand was $1,679,664. The cash on hand as of September 30, 1997 is expected to be sufficient to finance the Company's anticipated capital expenditures, increases in working capital requirements, and its financing of tobacco growers for the reminder of 1997. The Company has no lines of credit or similar arrangements with banks or other traditional lending services.

      The Company plans to use the remaining proceeds from the sale of Series B Shares and Convertible Debentures to support expansion of manufacturing and sales and marketing activities. The Company will most likely seek to acquire the additional up to $3,000,000 available under the Purchase Agreement to support expansion including additional inventory and increased marketing expenditures. Failure to obtain such equity capital could have a material adverse impact on the Company's ability to expand its operation. There can be no assurance that the Company will meet the conditions to such additional sales set forth in the Purchase Agreement or that equity capital will be otherwise available to the Company on acceptable terms or at all.

      Inflation

      Inflationary trends in the time the Company has been in operation have not been material. Historically, cigar companies, especially manufacturers of premium cigars, have been able to pass most inflationary increase through to their customers through price increases.

      Taxation And Regulation; Excise Taxes

      Cigars have long been subject to federal, state and local excise taxes and it is frequently suggested that additional excise taxes be levied on such products to support various legislative programs. The federal excise tax on large cigars, such as those manufactured and distributed by the Company, is currently 12.75% of the manufacturer's selling price net of the excise tax and certain other exclusions, with a maximum tax of $30 per 1,000 cigars. The Company is unable to predict whether significant increases in excise taxes on its products will be enacted in the future. Such increases were proposed by the Clinton Administration in 1993 to fund that administration's health care reform initiatives, but were not enacted by Congress. Imposition of significant increases in excise taxes could have a material adverse impact on the large cigar industry in general and the Company in particular.

      Regulation

      Cigar manufacturers, like other producers of tobacco products, are subject to regulation at the federal, state and local levels. Since the early 1970's the trend has been for increasing regulation, which when coupled with changing public attitudes toward smoking, has had the effect of reducing overall consumption of tobacco products in the United States. Federal law has required warning labels on cigarettes since 1965, though no such warnings have been required for cigars. Recent federal law enacted by Congress has required states applying for certain federal grants for substance abuse programs to adopt a minimum age of 18 for purchase of tobacco products and to establish elaborate enforcement programs to support this requirement. Legislation proposed but not enacted by Congress has sought to impose (1) bans on advertising of tobacco products or on the deductibility of such advertising expenses for federal tax purposes, (2) additional labeling, warnings or listings of additives, (3) preemption of state law to impose civil liabilities on manufacturers and distributors of tobacco products, (4) reimbursement to the federal government for health care costs incurred in connection with tobacco-related conditions and (5) regulation of tobacco products by the Food and Drug Administration as a possibly addictive "drug." Moreover, the Environmental Protection Agency has concluded that widespread exposure to so-called "secondary smoke" may present a serious and substantial public health concern. The impact of this finding and the EPA's authority to regulate "secondary smoke" are the subject of ongoing litigation.

      Many states and local governments have passed statutes or ordinances severely limiting the types of establishments (such as restaurants and office buildings), and the areas within such establishments, in which persons may smoke.

      The Company cannot predict the outcome of these legislative and regulatory initiatives in the future. Presumably, the trend toward increased regulation will continue at all levels. Depending on these outcomes, there may be a materially adverse effect on the tobacco products industry in general and the Company in particular.


      Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-SB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw material, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.




      PART II--OTHER INFORMATION

      Item 1. Legal Proceedings

      By letter agreement dated January 21, 1997 (the "Agreement"), the Company appointed Carlin Equities Corp. ("Carlin"), as exclusive placement agent in connection with a contemplated offering of approximately 1.4 million shares of the Company's common stock at $7.00 per share (the "Proposed Offering"). Pursuant to the Agreement, the Company was to provide a confidential offering memorandum in form and substance satisfactory to Carlin. During the period January 21, 1997 through April 30, 1997, various meetings took place between Carlin and the Company and their respective counsel, and documents and correspondence were exchanged. The Company provided Carlin and its counsel with several drafts of a confidential offering memorandum and related documents drafted to the specifications of Carlin and its counsel. Carlin and its counsel repeatedly and, in the opinion of the Company, unreasonably rejected these documents. In light of these developments and the fact that Carlin had not introduced the Company to prospective investors, the Company concluded that Carlin had abandoned the Proposed Offering. The Company then decided not to go forward with the Proposed Offering. On April 30, 1997, the Company released an offering memorandum in connection with a new and substantively different offering contemplated by the Company, of between approximately 330,000 and 1,170,000 million shares of preferred stock at $6.00 per share (the "New Offering"). Carlin was advised by letter of May 2, 1997 that the Company decided not to go forward with the Proposed Offering and was instead proceeding on its own to pursue the New Offering.

      By letter of May 13, 1997, Carlin advised the Company that Carlin believes it is entitled to certain compensation and costs if the Company completes the New Offering. In early July, 1997, Carlin commenced an action in the United States District Court, Southern District of New York, styled Carlin Equities
                                                                ---------------
   Corp. v. Tamboril Cigar Company, Docket No. 97 Civ. 4988 (the "Carlin
   -------------------------------
   Action"), for breach of contract seeking compensation for various fees and commissions, and in lieu of the issuance of warrants to purchase the Company's stock, with total damages of an unspecified amount but of at least $1,680,000. The Company has answered, denying Carlin's assertions, asserting several affirmative defenses and has asserted counterclaims totaling in excess of $1,000,000. The case has been set for discovery. The Company believes that Carlin's claims lack merit since the Agreement terminated before the Company incurred any obligation to Carlin, Carlin abandoned the Proposed Offering, and Carlin failed to satisfy conditions precedent to its rights to receive fees and other compensation. The Company intends to vigorously defend itself against all claims made in the Carlin Action.

      Item 2. Changes in Securities and Use of Proceeds

   (b) On September 23, 1997 the Company entered into the Purchase Agreement discussed in Item 3 below. Pursuant to the Purchase Agreement, the Company issued 56,000 Series B Shares. The Series B Shares have a cumulative dividend equal to eight percent of the stated amount thereof, which is $50,000 per Series B Share, per annum. Such dividend is prior to any dividends to be issued with respect to the Common Stock. In addition, the holders of the Series B Shares have a liquidation preference entitling then to receive distributions of the proceeds of any liquidation, dissolution or winding up of the Company up to the stated amount of, plus any accumulated but unpaid dividends on, the Series B Shares, prior to the payment of any amounts to the holders of the Common Stock in respect of such liquidation, dissolution or winding up.

   The Purchase Agreement also contains certain restrictive covenants prohibiting the Company from taking certain actions or entering into certain transactions without the prior consent of a majority in interest of the holders of the Series B Shares sol long as any Series B Shares are outstanding. Among the types of transactions so prohibited include sales of assets of the Company or mergers, consolidations or similar transactions. The effect of such provisions may be to prevent the Company from entering into extraordinary transactions that could otherwise result in the holders of Common Stock from receiving a premium for their shares. Additionally, the Purchase Agreement restricts the incurrence or repayment of certain debt and payments to affiliates of the Company without such prior consent of the holders of the Series B Shares.

   (c)     RECENT SALES OF UNREGISTERED SECURITIES.

   Tamboril Cigar International, Inc., was originally founded under the name "Conquistador Cigar Company" in the State of Delaware in 1996. "Conquistador" changed its name to "Tamboril Cigar Company" in June of 1996 and to "Tamboril Cigar International, Inc. ("TCI")" in January of 1997. TCI is currently the principal U.S.-based operating subsidiary of the Company.

   In connection with the founding of the company now known as TCI, 2,600,000 shares of common stock, par value $.0001 per share ("TCI Common Stock") were issued to its founders in March and April 1996. These founders were Ian Markofsky (through Viking Investment Group II, Inc.), Abraham Shafir, David
   S. Rector, Anthony Markofsky and Thomas E. Knudson. See Item 4, above. As TCI was then a start-up company with no assets or business, the shares issued to the founders were valued at par, or $.0001 per share. Since the founders' shares were issued pursuant to certain exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act, the shares were "restricted securities" (as defined by the Securities Act) which were issued with an appropriate restrictive legend.

   From April 15, 1996 through October 23, 1996, in order to raise its initial working capital to begin its business, TCI conducted an offering under Rule 504 of Regulation D under the Securities Act. In connection with the Rule 504 offering, TCI sold 2,833,338 shares of TCI Common Stock to domestic and foreign accredited investors at a price of $.35 per share, for proceeds to TCI of $990,000. TCI also issued 25,000 restricted shares of TCI Common Stock to its legal counsel in satisfaction of legal fees due and owing in the amount of $5,000, which valued such shares at $.20 per share. These 25,000 shares were issued in reliance upon the exemption from registration pursuant to Rule 701 under the Securities Act.

   On October 23, 1997, TCI entered into an Acquisition Agreement and Plan of Reorganization (the "Agreement") with Idaho Leadville Mines Company, a company organized and existing under the laws of the State of Washington ("Idaho Leadville"). Under the terms of the Agreement, the shareholders of TCI exchanged each of their shares of TCI Common Stock for one share of Idaho Leadville's common stock, so that

   5,458,338 shares of Idaho Leadville stock were issued to the shareholders of TCI on a one-share-for-one-share basis and TCI became a wholly-owned subsidiary of Idaho Leadville. Therefore, the founders of TCI received 2,600,000 restricted shares of Idaho Leadville common stock, the purchasers of TCI Common Stock in TCI's offering under Rule 504 received 2,833,338 unrestricted shares of Idaho Leadville common stock, legal counsel to TCI received 25,000 restricted shares of Idaho Leadville common stock and the prior shareholders of Idaho Leadville retained the 116,972 shares of Idaho Leadville common stock that they held prior to the Agreement. In connection with the reorganization effected under the Agreement, Idaho Leadville changed its name to "Tamboril Cigar Company" and changed its state of incorporation to Delaware.

   On September 22, 1997 the Company entered into the Purchase Agreement with Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited (the "Purchasers") and the Registration Rights Agreement with the Purchasers, Refco Securities, Inc. (the "Placement Agent") and Brown Simpson, LLC. Pursuant to the Purchase Agreement, the Company issued $200,000 aggregate face amount of Convertible Debentures, $2,800,000 aggregate stated amount of Series B Shares and 105,000 Warrants to the Purchasers. An aggregate of 120,000 Warrants were issued to the Placement Agent and Brown Simpson. The issuance of the Convertible Debentures, the Series B Shares and the Warrants were exempt from registration pursuant to the exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D thereunder. The Company received gross proceeds of $3,000,000 and net proceeds (after fees and expenses) of approximately $2,600,000.

   On September 30, 1997, the Company agreed with various lenders to recapitalize the unpaid principal and interest of loans from such lenders by issuing shares of its Common Stock and warrants to purchase Common Stock to such Lenders is full satisfaction of the Company's debts. In connection with such recapitalization the Company has issued 328,584 shares of Common Stock and 328,584 Warrants exercisable for a period of five years expiring September 30, 2002 at an exercise price of $5.89 per share. The value per share was determined by reference to the average per share market value for the five trading days preceding September 23, 1997 at $4.71 per share and the warrants were valued at $1.33 per warrant pursuant to the Black-Scholes Method. Accordingly, one share of Common Stock and one warrant were issued for each $6.04 of outstanding principal and interest on the debt. The Lenders are all sophisticated, institutional accredited investors and the shares and warrants are "restricted securities" as defined in Rule 144 under the Securities Act. The issuance of these Shares and warrants were made in reliance upon the exemptions in Sections 4(2) and 4(6) of the Securities Act and Regulation D thereunder. The Company has agreed to grant certain "piggyback" registration rights to register the shares of Common Stock issued to the Lenders and issuable under their warrants in the first registration statement filed by the Company other than this Registration Statement.

      Item 4. Submission of Matters to a Vote of Security Holders

   The Company amended and restated its Certificate of Incorporation on April 30, 1997 to include the authorization of the Board of Directors to authorize and issue up to an aggregate of five million (5,000,000) one or more classes or series of preferred stock with the designations, rights, privileges, conditions, restrictions, powers, preferences and other terms of any such series or class to be determined by the Board of Directors pursuant to a duly adopted resolution of the Board. This amendment was authorized by the shareholders of the Company pursuant to a written consent of shareholders holding an aggregate number shares of Common Stock constituting a majority of the then issued and outstanding Common Stock pursuant to Section 228 of the Delaware General Corporation Law. Pursuant to that authorization, the Board of Directors authorized up to 1,500,000 shares of Series A Preferred Stock. Pursuant to further resolution of the board, the Series A Preferred Stock was canceled prior to the issuance of any Series A Shares and the Series B Shares were authorized.

      Item 5. Other Information.

   (a) On October 1, 1997, the Company entered into a Cigar Production Agreement with Hubbard pursuant to which the Company will manufacture the Hamilton House Selection(TM) brand of cigars for Hubbard through the year 2000, with multiple options for Hubbard to renew thereafter. The Hamilton House Selection(TM) brand was created by George Hamilton and is distributed by Hubbard throughout the world. Under the Production Agreement, Tamboril will produce and deliver a minimum of 800,000 Hamilton House Selection(TM) cigars by the end of 1997, and over 320,000 cigars have already been shipped under the Production Agreement.








      Item 6. Exhibits and Reports on Form 8-K

   INDEX TO EXHIBITS

   EXHIBIT NO.                   DESCRIPTION
   -----------                   -----------

     2.1                         Acquisition Agreement and Plan of
                                 Reorganization dated as of October 23, 1996 by and between Idaho


                                 Leadville Mines Company and Tamboril Cigar
                                 Company*

     3.1                         Amended and Restated Certificate of
                                 Incorporation of Registrant*

     3.2                         By-laws of Registrant*

     4.1                         Convertible Debenture and Convertible Preferred
                                 Stock Purchase Agreement dated as of September
                                 22, 1997 among Tamboril Cigar Company, Infinity
                                 Emerging Opportunities Limited, Summit Capital
                                 Limited and Glacier Capital Limited, together with all Schedules and Exhibits thereto (the
                                 "Purchase Agreement").**

     4.2                         Form of 8% Convertible Debenture**

     4.3                         Certificate of Designation of the Company's
                                 Series B Preferred Stock**

     4.4                         Form of Warrant Certificate**

     4.5                         Registration Rights Agreement dated as of
                                 September 22, 1997 among the Company, the
                                 Purchasers and the Placement Agents**

     5 Opinion of Kaplan Gottbetter & Levenson, LLP dated September 23, 1997


     10                          Distribution Agreement between the Company and
                                 Hubbard Imports*

     21                          Subsidiaries of the Company*

     23.1 Consent of Goldstein Golub Kessler & Co., PC, independent certified public accounts

     23.2 Consent of Kaplan Gottbetter & Levenson, LLP, counsel to registrant

     99                          Press release dated October 1, 1997**

   * Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed with the Commission on May 15, 1997, as amended.

   ** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 1, 1997.


   (b) On September 30, 1997 the Company filed a Current Report on Form 8-K with respect to the execution of the Purchase Agreement and related documentation and the issuance of the Convertible Debentures, the Series B Shares and the Warrants thereunder.

                                  SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   TAMBORIL CIGAR COMPANY


   November 13, 1997                           --------------------------
                                               Anthony Markofsky
                                               President and Chief Executive
                                               Officer


   November 13, 1997                           --------------------------
                                               Pedro J. Mirones
                                               Vice President, Chief Financial
                                               Officer and Principal Accounting
                                               Officer

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                 (UNAUDITED)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                            JUNE 19, 1997   JUNE 18, 1997
                                                            -------------   -------------
ASSETS
Current Assets:
  Cash                                                       $1,679,664      $  245,939
  Accounts receivable                                         1,094,132         275,696
  Inventory                                                   2,153,680         813,938
  Advances to tobacco growers                                   617,451         181,588
  Prepaid expenses and other current assets                      43,334          31,419

-----------------------------------------------------------------------------------------
  Total Current Assets                                        5,588,261       1,548,580
-----------------------------------------------------------------------------------------

Property and equipment                                          828,570         359,798
Deferred debt issue costs                                       395,157              -
Other assets                                                    181,225         103,550

-----------------------------------------------------------------------------------------
  Total Assets                                               $6,993,213      $2,011,928
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              422,087         122,308
  Accrued expenses and other current liabilities                435,442          65,658
  Due to related party                                               -          133,779

-----------------------------------------------------------------------------------------
  Total Current Liabilities                                     857,529         321,745
-----------------------------------------------------------------------------------------

Notes Payable                                                        -          250,000
Notes Payable Stockholders                                           -          725,000
Debentures                                                      200,000
-----------------------------------------------------------------------------------------
  Total Liabilities                                           1,057,529       1,296,745
-----------------------------------------------------------------------------------------

Stockholders' Equity:
  Series B Convertible preferred stock-$0.0001 par value;
  $50.00 stated value; authorized 116,000 shares, issued
  56,000 shares                                                       6              -
  Common stock--$.0001 par value; authorized 20,000,000
  shares, issued 5,903,894 in 1997 and 5,575,310 in 1996            590             557
  Additional paid-in capital                                  5,720,895         936,253
  Retained earnings (Deficit)                                   214,193        (221,627)

-----------------------------------------------------------------------------------------
  Stockholders' Equity                                        5,935,684         715,183
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $6,993,213      $2,011,928
=========================================================================================

The accompanying notes to the financial statements are an integral part of these statements.

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

FOR THE THREE MONTH PERIOD ENDED

                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1997              1996
                                                              -------------     -------------
Net sales                                                       $1,864,652        $  94,119
Cost of goods sold                                                 892,688           39,530

---------------------------------------------------------------------------------------------
Gross profit                                                       971,964           54,589
---------------------------------------------------------------------------------------------

Selling, general and administrative expenses                     (541,325)         (250,574)

---------------------------------------------------------------------------------------------
Operating income                                                   430,639         (195,985)
---------------------------------------------------------------------------------------------

Interest expense, net of $1,449 and $536 interest income            81,478            7,589

---------------------------------------------------------------------------------------------
Income before income taxes                                         349,161         (203,574)
---------------------------------------------------------------------------------------------

Income taxes                                                       126,000                -

---------------------------------------------------------------------------------------------
Net Income                                                        $223,161        $(203,574)
=============================================================================================

---------------------------------------------------------------------------------------------
Net income per common share                                          $0.04           ($0.04)
=============================================================================================

Weighted average number of common shares outstanding             5,578,843        5,090,000
=============================================================================================

The accompanying notes to the financial statements are an integral part of these statements.


                                              TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

FOR THE NINE MONTHS PERIOD ENDED
                                                                               September 30,   September 30,
                                                                                    1997           1996
                                                                              --------------   -------------
Net sales                                                                         $4,403,640      $  94,119
Cost of goods sold                                                                 1,799,068         39,530
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                       2,604,572         54,589
-----------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                      (2,039,736)      (349,780)
Proceeds from insurance (net of $69,890 cost of cigars lost).                        160,500              -
-----------------------------------------------------------------------------------------------------------
Operating income                                                                     725,336       (295,191)
-----------------------------------------------------------------------------------------------------------
Interest expense, net of $1,880 and $536 interest income                             163,516          7,589
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                                           561,820       (302,780)
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
Income taxes                                                                         126,000              -
Net Income                                                                           435,820       (302,780)
===========================================================================================================
Net income per common share                                                            $0.08         ($0.06)
===========================================================================================================
Weighted average number of common shares outstanding                               5,576,509      5,090,000
===========================================================================================================

The accompanying notes to the financial statements are an integral part of these statements.

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                 RETAINED
                                                          SERIES B CONVERTIBLE    ADDITIONAL     EARNINGS
                                        COMMON STOCK         PREFERRED STOCK        PAID-IN     ACCUMULATED    STOCKHOLDERS
                                      SHARES    AMOUNT       SHARES    AMOUNT       CAPITAL       DEFICIT         EQUITY
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock            2,600,000    $ 260                            $      (50)            -       $      210

Issuance of common stock
   for professional services           25,000        2                                 4,998             -       $    5,000

Issuance of common stock
 for cash                           2,465,000      247                               869,753             -       $  870,000

Net Loss                                    -        -                                     -      (302,780)      $ (302,780)

---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996       5,090,000    $ 509       $     -    $    -    $  874,701     $(302,780)      $  572,430
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        5,575,310    $ 557       $     -    $    -    $  936,253     $(221,627)      $  715,183
---------------------------------------------------------------------------------------------------------------------------

Issuance of Common Stock
   in connection with a
   re-capitalization of Notes
   Payable and Notes Payable
   Stockholders                       328,584       33                             1,984,648                      1,984,681

Issuance of Series B
   Convertible Preferred Stock                                56,000         6     2,799,994                      2,800,000

Net Income                                  -        -                                     -       435,820          435,820

---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997       5,903,894    $ 590        56,000    $    6    $5,720,895     $ 214,193       $5,935,684
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

               TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

FOR THE NINE MONTHS PERIOD ENDED

                                                                                                   September 30,      September 30,
                                                                                                       1997                1996
                                                                                                   -------------      -------------
  Net income (loss)                                                                                   $ 435,820        $ (302,780)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                        51,978            18,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                                  (818,436)          (92,855)
      Increase in prepaid expenses and other current assets                                             (11,915)           (3,656)
      Increase in inventory                                                                          (1,339,742)         (830,645)
      Increase in other assets                                                                          (77,675)          (59,427)
      Increase in advances to tobacco farmers                                                          (435,863)                -
      Increase in accounts payable                                                                      299,779            20,240
      Increase in accrued expenses and other current liabilities                                        369,784            70,647
---------------------------------------------------------------------------------------------------------------------------------
            CASH USED IN OPERATING ACTIVITIES                                                        (1,526,270)       (1,180,476)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activity:
  Purchase of property plant and equipment                                                             (515,857)         (221,396)
---------------------------------------------------------------------------------------------------------------------------------
            CASH USED IN INVESTING ACTIVITIES                                                          (515,857)         (221,396)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                                                                     -           150,000
  Proceeds from issuance of notes payable - stockholders                                              1,975,000           281,273
  Proceeds  (repayments) of loans by related party                                                     (133,779)          106,744
  Repayment of notes payable                                                                           (250,000)                -
  Repayment of notes payable - stockholders                                                         ( 2,700,000)                -
  Proceeds from issuance of common stock                                                              1,984,681           875,210
  Proceeds from issuance of Series B convertible preferred stock                                      2,800,000                 -
  Proceeds from issuance of Debentures                                                                  200,000                 -
  Deferred debt issuance costs                                                                         (400,050)                -
---------------------------------------------------------------------------------------------------------------------------------
            CASH PROVIDED BY FINANCING ACTIVITIES                                                     3,475,852         1,413,227
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                                  1,433,725            11,355
---------------------------------------------------------------------------------------------------------------------------------
Cash at beginning of the period                                                                         245,939                 -
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF THE PERIOD                                                                            $ 1,679,664         $ 11,355
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

                             TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                                  NOTES TO FINANCIAL STATEMENTS

                                           (UNAUDITED)

1.   GENERAL

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Tamboril Cigar Company (the "Company"), the accompanying financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997. Furthermore, all adjustments were of a normal recurring nature.

2. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

Tamboril Cigar Company is a manufacturer and distributor of handmade cigars. The tobacco is purchased and the cigars are manufactured at facilities in the Dominican Republic and sold to distributors and retail tobacconists throughout the United States. During the quarter ended June 30, 1997, the Company entered into a Distribution Agreement with Hubbard Imports. Under the terms of the Distribution Agreement, the Company is expected to sell approximately $5,000,000 of cigars to Hubbard during the year 1997. Sales to Hubbard for the nine-month and the three-month periods ended September 30, 1997 amounted to $ 2,669,715 and $ 1,516,023 (61 % and 82 % of total sales). Hubbard will be the exclusive importer of the Company's brands into the United States through December 31, 2000. Annual minimum sales commitments will be set by mutual agreement on a yearly basis.

The accompanying consolidated financial statements include the accounts of Tamboril Cigar Company (formerly known as Idaho Leadville Mines Co.), Tamboril Cigar International, Inc. (formerly known as Tamboril Cigar Company), and Tamboril Cigar Company's wholly owned and majority-owned subsidiaries, Diversified Tobacco Company and Tabacalera Tamboril S.A. (collectively the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

On October 23, 1996, Idaho Leadville Mines Co. acquired all of the outstanding common stock of Tamboril Cigar Company. For accounting purposes the acquisition has been treated as a re-capitalization of Tamboril Cigar Company with Tamboril Cigar Company as the acquirer (reverse acquisition).

Tamboril Cigar Company changed its name to Tamboril Cigar International Inc. and Idaho Leadville Mines Co. reincorporated in the state of Delaware by merging into a newly formed

Delaware company called Tamboril Cigar Company.

Revenue from the sale of products is recognized at the date of shipment to customers.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements and debt issue costs are provided for over the related lease or debt term.

The Company maintains cash balances in bank accounts, which, at times, may exceed federally insured limits. It has not experienced any losses to date resulting from this policy.

Inventory is stated at the lower of cost (first-in, first-out method) or market. In accordance with generally recognized industry practice, all leaf tobacco inventories is classified as current although portions of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year.

Income (loss) per share is calculated based upon the weighted average number of shares of common stock outstanding during the year.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

The Company and the cigar industry in general have recently experienced shortages in certain types of natural wrapper and filler due to the increase in demand for tobacco for premium cigars. Although the shortages have not materially impacted cigar production, no assurance can be made that future shortages will not have an adverse effect on the Company.

Costs incurred for producing and communicating advertising are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

3.  INVENTORY:
--------------

Inventory consists of the following:

                              September 30,            December 31,
                                   1997                    1996
Raw Materials                   $1,185,212               $454,789
Finished Goods                     968,468                359,149
                                ----------               --------
                                $2,153,680               $813,938
                                ==========               ========

As of September 30, 1997, approximately $ 2,145,854 of the Company's inventory is located in the Dominican Republic.

4.  PROPERTY AND EQUIPMENT:
---------------------------

Property and equipment, at cost, consists of the following:

                                                   September 30,   December 31,    Estimated
                                                        1997           1996       Useful Life
Machinery and equipment                                378,491       $176,821       5 to 7 years
Land                                                    98,074         97,691
Buildings and building improvements                      4,234         41,206           20 years
Furniture and fixtures                                  25,053         16,194            5 years
Computers                                                9,530         11,118            5 years
Leasehold improvements                                  73,945         41,092      Term of lease
Construction in progress                               310,652
                                                      --------       --------
                                                       899,979        384,122
Less accumulated depreciation                           71,409         24,324
                                                      --------       --------
                                                      $828,570       $359,798
                                                      ========       ========

Approximately $ 737,962 of the Company's property and equipment, net of $ 43,287 accumulated depreciation, is located in the Dominican Republic.

4.  LONG-TERM DEBT:
-------------------

Long-term debt consists of the following:

                                                       September 30,    December 31,
                                                            1997            1996
Notes payable
   Due April 1998 - interest at 10 % per annum                             $50,000
   Due October 1998 - interest at 10% per annum                            200,000
                                                                          --------
                                                                           250,000
Notes payable - Stockholders
   Due August 1998 - interest at 10 % per annum                            275,000
   Due September 1998 - interest at 10 % per annum                         100,000
   Due October 1998 - interest at 10 % per annum                           150,000
   Due December 1998 - interest at 10 % per annum                          200,000
                                                                          --------
                                                                           725,000
8 % Convertible Debentures
   Due September 1998                                    $200,000
                                                         --------         --------
                                                         $200,000         $975,000
                                                         ========         ========

On September 23, 1997, the Company sold $ 200,000 face amount of its 8 % Convertible Debentures (" Debentures"), such Debentures mature on September of 1999, and are convertible prior to maturity into shares of the Company's Common Stock. (See Note 5).

On September 30, 1997, the Company reached an agreement with the holders of the Company's Notes Payable and Notes Payable - Shareholders, by which the Company repaid an aggregate of $1,150,000 of its outstanding notes payable and accrued interest. The remaining notes payable in an aggregate amount $1,984,681 were exchanged for 328,584 shares of its common stock and 328,584 warrants to purchase its common stock (See Note 5).

5.  STOCKHOLDERS' EQUITY:
-------------------------

On April 16, 1996, the Company issued 25,000 shares of common stock to its attorney in exchange for services valued at $5,000. On October 23, 1996, the Company issued 116,972 shares of common stock to the stockholders of Idaho Leadville Mines Co. in a transaction accounted for as a reverse acquisition (See
Note 2).

On July 1, 1997, the Company entered into a distribution agreement with Hubbard Imports, as part as Hubbard compensation under the agreement, the Company issued 200,000 warrants to purchase shares of common stock of the Company at an exercise price of $5.85.

On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement with several purchasers, pursuant to which the Company agreed to sell and the purchasers agreed to buy, up to an aggregate of $200,000 face amount of the Company's 8% Convertible Debentures (the "Debentures") and $5,800,000 stated amount of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"). In connection with the authorization of the Series B Convertible Preferred Stock, the Company cancelled its previously authorized Series A Preferred Stock, of which no shares were ever issued.

On September 23, 1997, the Company sold $200,000 face amount of the Debentures and 56,000 shares ($2,800,000 stated amount) of the Series B Preferred Stock and issued a total of 225,000 warrants to purchase shares of its Common Stock at an exercise price of $5.89 per share.

On September 30, 1997 the Company issued 328,584 shares of its common stock and 328,584 warrants to purchase its common stock in exchange for $ 1,984,681 of its Notes Payable and Notes Payable to Stockholders.

The Debentures are convertible into shares of the Company's common stock at the lowest of $4.71 per share, or 77 1/2% of the average per share market value for the five trading days immediately preceding the conversion date.

The Series B Preferred Stock are convertible at their stated value into shares of the Company's common stock at the lowest of $4.71 per share, or 77 1/2% of the average per share market value for the five trading days immediately preceding the conversion date. The Series B Preferred Stock pay a cumulative dividend of eight percent and have the right to receive dividends and a preference upon liquidation superior to the rights of holders of common stock.

The Warrants are exercisable at any time up to the fifth anniversary of their issuance. The Warrants are exercisable at an exercise price of $5.89 and $5.85 per share.

6.  COMMITMENTS AND CONTINGENCIES:
----------------------------------

The Company has entered into non-cancelable operating leases for office and warehouse facilities, which expire in March 2001, the approximate future minimum rental commitments under these leases, exclusive of required payments for increases in certain operating costs, are as follows:

     Year ending December 31,

               1998                        $93,000
               1999                         99,000
               2000                         99,000
               2001                         25,000


As of September 30, 1997 the Company has entered into firm financing and purchase agreements with several tobacco growers in the Dominican Republic. Under the terms of such agreements, the Company will advance to the growers financing for the planting and harvesting of the tobacco and the growers will sell their tobacco exclusively to the Company. As of September 30, 1997 the Company has advanced $ 617,451 and has committed to advance an additional $1,300,000, to purchase approximately $4,000,000 of tobacco.

In early July, 1997, Carlin Equities Corporation commenced an action in the United States District Court, Southern District of New York, captioned Carlin Equities Corp. v. Tamboril Cigar Company, Docket No. 97 Civ.4988 (the "Carlin Action") for breach of contract seeking compensation for various fees and commissions and in lieu of the issuance of warrants to purchase the Company's common stock of an unspecified amount but at least $1,680,000. Although the Company believes that Carlin's claim lack merit and intends to vigorously defend itself against all claims made by in the Carlin Action, there can be no assurance that the Company will prevail in the litigation.

7.    EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the average number of common shares and common stock equivalents outstanding during the year. The weighted average number of common shares outstanding during the nine-month and the three-month periods ended September 30, 1997 were approximately 5,576,509 and 5,578,843, respectively. The number of common shares outstanding during the nine-month and the three-months periods ended September 30, 1996 were 5,090,000, which represents the number of shares outstanding as of September 30, 1996.

Common stock equivalents are the net additional number of shares which would be issuable upon the conversion of the Debentures or the Convertible Preferred Stock or upon the exercise of the Warrants (See Note 5) assuming that the Company reinvested the proceeds to purchase additional shares at market value. Common stock equivalents had no material effect on the computation of earnings per share for the three-month and the nine-month period ended September 30, 1997. No common stock equivalents were outstanding as of September 30, 1996.