Form 10QSB/A
period 1997-09-30
TAMBORIL CIGAR CO
filed 1997-12-12
CIK 1028153

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549
                                 Form 10-QSB/A
                               (Amendment No. 1)


(Mark One)
[X ]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from .............. to ...............................

Commission file number   0-22573
                         -------

                            TAMBORIL CIGAR COMPANY
  --------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


      Delaware                                              65-0774638
  ---------------                                       -------------------
  (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                     Identification No.)


                                 2600 S.W. 3rd Avenue
                                   Miami, FL 33129
                             --------------------------

                     (Address of principal executive offices)

                                   (305)  860-9887
                               -----------------------

                           (Issuer's telephone number)

                                Not Applicable
                    ----------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes X   No...

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ... No ...

  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,903,894 shares of Common Stock, par value $.0001 per share

     Transitional Small Business Disclosure Format (check one);

  Yes ... No X

  PART I--FINANCIAL INFORMATION


     Item 1. Financial Statements.

          The Company's Consolidated Balance Sheet is amended solely to correct typographical errors in date captions. All other financial information is hereby incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997, filed with the Commission on November 14, 1997.

     Item 2. Management's Discussion and Analysis or Plan of Operation.

          The Company was incorporated and began start-up operations in April of 1996. In the period from the commencement of operations on April 15, 1996 through September 30, 1996, the Company was primarily engaged in locating a site in the Dominican Republic at which to conduct manufacturing operations, negotiating with tobacco growers to ensure supplies of quality tobacco, recruiting employees and product development to establish the blends of tobaccos and the curing and aging processes to create the Company's cigars. Sales for the three and nine month periods ended September 30, 1996 totaled $94,119 and total expenditures were approximately $250,574 and $349,780, respectively, resulting in net losses of $203,574 for the three months and $302,780 for the nine months ended September 30, 1996. Since the Company was barely operational at that time, comparisons between the three month and nine month periods ended September 30, 1996 and the three-and nine month periods ended September 30, 1997 are not appropriate and could, in fact, be misleading.

      Due to the foregoing, the following information discusses the results of operations, liquidity and capital resources and related matters for the three months and nine months ended September 30, 1997 and compares such results to those for the year ended December 31, 1996. All information relates to the consolidated results and financial condition of the Company and its two principal operating subsidiaries, Tamboril Cigar International, Inc. ("TCI") and Tabacalera Tamboril, S.A. ("Tabacalera").

     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The Company was incorporated in April 1996 to commercialize the efforts of its founders to establish a business to manufacture and distribute premium cigars. The Company began operations on April 15, 1996 and commenced sales in the fourth quarter of 1996. Sales of cigars bearing the Tamboril(TM) brand name constituted 100% of the Company's sales for the period ended December 31, 1996. In April of 1997, the Company introduced its Cordova(TM) line of cigars and in October 1997 introduced Fore!(TM), a golf-motif cigar. On July 7, 1997 the Company entered into a distribution agreement with Hubbard Imports, a Florida partnership ("Hubbard") pursuant to which Hubbard became the exclusive U.S. distributor for the Company's products (the "Distribution Agreement").

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

      Net sales for the period ended December 31, 1996 were $1,413,815, representing sales of the Company's first two product lines, the Connecticut Collection and the Sumatra Collection from April 15 through December 31, 1996. Most of these sales occurred in the fourth quarter of 1996, as the initial period was spent organizing the Company's facilities, hiring a skilled work force and formulating the blends of tobacco and other ingredients used in manufacturing the Company's brands. The Company intends to work with Hubbard to increase sales of these two product lines by increasing the number of retail tobacconists to whom the products are distributed and by opening additional distribution channels. In addition, the Company has introduced Cordova(TM), which is a more moderate priced line of cigars, and Fore!(TM), a golf-motif packaged cigar designed for sale in golf pro shops and golf equipment outlets. The Company believes that its products are well-placed to take advantage of the continued growth of the cigar market and that the results from the periods from inception to December 31, 1996 and January 1 through September 30, 1997 support management's views.

      In the period from January 1 through July 7, 1997, the Company sold its products directly to retail tobacconists throughout the United States, utilizing a sales force of five employees. On July 7, 1997 the Company entered into the Distribution Agreement with Hubbard, pursuant to which Hubbard was appointed exclusive distributor for the Company's products in the United States through December 31, 2000 (the "Distribution Agreement"). Under the Distribution Agreement, Hubbard must maintain certain minimum annual purchases from the Company to continue to have the exclusive rights to distribute the Company's cigars in the United States. These minimum amounts are to be set each January for the ensuing calendar year. Management of the Company believes that, although operating through a distributor such as Hubbard will lower the Company's gross profit margins, it will enable the Company to more rapidly penetrate its target market for premium cigars. In addition, the Company believes that the Hubbard relationship will result in lower costs of sales, marketing and promotion, resulting in significant gains in net profits.

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

      Net cash inflows from financing activities during the nine months ended September 30, 1997 was $3,475,852, representing approximately $2,600,000 in net proceeds of the Private Offering described below in "RECENT SALES OF UNREGISTERED SECURITIES" and the recapitalization of the Company's debt. Cash flows used for investing activities during the nine month period ended September 30, 1997 amounted to $515,857, representing capital expenditures related to the construction of the Company's second manufacturing facility in the Dominican Republic. Capital expenditures for the remainder of 1997 are expected to approximate $300,000.

      As of September 30, 1997, cash on hand was $1,679,664.   The cash on hand
    as of September 30, 1997 is expected to be sufficient to finance the Company's anticipated capital expenditures, increases in working capital requirements, and its financing of tobacco growers for the remainder of 1997. The Company has no lines of credit or similar arrangements with banks or other traditional lending services.

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

    Inflation

      Inflationary trends in the time the Company has been in operation have not been material. Historically, cigar companies, especially manufacturers of premium cigars, have been able to pass most inflationary increases through to their customers through price increases.

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

    Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-QSB are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw material, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

    PART II--OTHER INFORMATION

    Item 1. Legal Proceedings

      By letter agreement dated January 21, 1997 (the "Agreement"), the Company appointed Carlin Equities Corp. ("Carlin"), as exclusive placement agent in connection with a contemplated offering of approximately 1.4 million shares of the Company's common stock at $7.00 per share (the "Proposed Offering"). Pursuant to the Agreement, the Company was to provide a confidential offering memorandum in form and substance satisfactory to Carlin. During the period January 21, 1997 through April 30, 1997, various meetings took place between Carlin and the Company and their respective counsel, and documents and correspondence were exchanged. The Company provided Carlin and its counsel with several drafts of a confidential offering memorandum and related documents drafted to the specifications of Carlin and its counsel. Carlin and its counsel repeatedly and, in the opinion of the Company, unreasonably rejected these documents. In light of these developments and the fact that Carlin had not introduced the Company to prospective investors, the Company concluded that Carlin had abandoned the Proposed Offering. The Company then decided not to go forward with the Proposed Offering. On April 30, 1997, the Company released an offering memorandum in connection with a new and substantively different offering contemplated by the Company, of between approximately 330,000 and 1,170,000 shares of preferred stock at $6.00 per share (the "New Offering"). Carlin was advised by letter of May 2, 1997 that the Company decided not to go forward with the Proposed Offering and was instead proceeding on its own to pursue the New Offering.

      By letter of May 13, 1997, Carlin advised the Company that Carlin believes it is entitled to certain compensation and costs if the Company completes the New Offering. In early July, 1997, Carlin commenced an action in the United States District Court, Southern District of New York, styled Carlin
                                                                        ------
    Equities Corp. v. Tamboril Cigar Company, Docket No. 97 Civ. 4988 (the
    ----------------------------------------
    "Carlin Action"), for breach of contract seeking compensation for various fees and commissions, and in lieu of the issuance of warrants to purchase the Company's stock, with total damages of an unspecified amount but of at least $1,680,000. The Company has answered, denying Carlin's assertions, asserting several affirmative defenses and has asserted counterclaims totaling in excess of $1,000,000. The case has been set for discovery. The Company believes that Carlin's claims lack merit since the Agreement terminated before the Company incurred any obligation to Carlin, Carlin abandoned the Proposed Offering, and Carlin failed to satisfy conditions precedent to its rights to receive fees and other compensation. The Company intends to vigorously defend itself against all claims made in the Carlin Action.

     Item 2. Changes in Securities and Use of Proceeds

    (b) On September 22, 1997 the Company entered into the Purchase Agreement discussed in paragraph (c), below. Pursuant to the Purchase Agreement, the Company issued 56,000 Series B Shares. The Series B Shares have a cumulative dividend equal to eight percent of the stated amount thereof, which is $50 per Series B Share, per annum. Such dividend is prior to any dividends to be issued with respect to the Common Stock. In addition, the holders of the Series B Shares have a liquidation preference entitling them to receive distributions of the proceeds of any liquidation, dissolution or winding up of the Company up to the stated amount of, plus any accumulated but unpaid dividends on, the Series B Shares, prior to the payment of any amounts to the holders of the Common Stock in respect of such liquidation, dissolution or winding up.

    The Purchase Agreement also contains certain restrictive covenants prohibiting the Company from taking certain actions or entering into certain transactions without the prior consent of a majority in interest of the holders of the Series B Shares so long as any Series B Shares are outstanding. The types of transactions so prohibited include sales of assets of the Company or mergers, consolidations or similar transactions. The effect of such provisions may be to prevent the Company from entering into extraordinary transactions that could otherwise result in the holders
    of Common Stock receiving a premium for their shares.   Additionally, the
    Purchase Agreement restricts the incurrence or repayment of certain debt and payments to affiliates of the Company without such prior consent of the holders of the Series B Shares.

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

    On October 23, 1996, TCI entered into an Acquisition Agreement and Plan of Reorganization (the "Agreement") with Idaho Leadville Mines Company, a company organized and existing under the laws of the State of Washington ("Idaho Leadville"). Under the terms of the Agreement, the shareholders of TCI exchanged each of their shares of TCI Common Stock for one share of Idaho Leadville's common stock, so that 5,458,338 shares of Idaho Leadville stock were issued to the shareholders of TCI on a one-share-for-one-share basis and TCI became a wholly-owned subsidiary of Idaho Leadville. Therefore, the founders of TCI received 2,600,000 restricted shares of Idaho Leadville common stock, the purchasers of TCI Common Stock in TCI's offering under Rule 504 received 2,833,338 unrestricted shares of Idaho Leadville common stock, legal counsel to TCI received 25,000 restricted shares of Idaho Leadville common stock and the prior shareholders of Idaho Leadville retained the 116,972 shares of Idaho Leadville common stock that they held prior to the Agreement. In connection with the reorganization effected under the Agreement, Idaho Leadville changed its name to "Tamboril Cigar Company" and changed its state of incorporation to Delaware.

    On September 22, 1997 the Company entered into the Purchase Agreement with Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited (the "Purchasers") and the Registration Rights Agreement with the Purchasers, Refco Securities, Inc. (the "Placement Agent") and Brown Simpson, LLC. Pursuant to the Purchase Agreement, the Company issued $200,000 aggregate face amount of Convertible Debentures, $2,800,000 aggregate stated amount of Series B Preferred Shares and 105,000 Warrants to the Purchasers. An aggregate of 120,000 Warrants were issued to the Placement Agent and Brown Simpson. The issuance of the Convertible Debentures, the Series B Preferred Shares and the Warrants (the "Private Offering") were exempt from registration pursuant to the exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D thereunder. The Company received gross proceeds of $3,000,000 and net proceeds (after fees and expenses) of approximately $2,600,000.

    On September 30, 1997, the Company agreed with various lenders to recapitalize the unpaid principal and interest of loans from such lenders by issuing shares of its Common Stock and warrants to purchase Common Stock to such Lenders in full satisfaction of the

    Company's debts. In connection with such recapitalization the Company has issued 328,584 shares of Common Stock and 328,584 Warrants exercisable for a period of five years expiring September 30, 2002 at an exercise price of $5.89 per share. The value per share was determined by reference to the average per share market value for the five trading days immediately preceding September 23, 1997 at $4.71 per share and the Warrants were valued at $1.33 per warrant pursuant to the Black-Scholes Method. Accordingly, one share of Common Stock and one Warrant were issued for each $6.04 of outstanding principal and interest on the debt. The Lenders are all sophisticated, institutional accredited investors and the shares and warrants are "restricted securities" as defined in Rule 144 under the Securities Act. The issuance of these Shares and Warrants were made in reliance upon the exemptions in Sections 4(2) and 4(6) of the Securities Act and Regulation D thereunder. The Company has agreed to grant certain "piggyback" registration rights to register the shares of Common Stock issued to the Lenders and issuable under their Warrants in the first registration statement filed by the Company other than the Registration Statement to be filed in respect of the Convertible Debentures, the Series B Preferred Shares and the Warrants issued under the September 22, 1997 Purchase Agreement.

    Item 4. Submission of Matters to a Vote of Security Holders

    The Company amended and restated its Certificate of Incorporation on April 30, 1997 to include the authorization of the Board of Directors to authorize and issue up to an aggregate of five million (5,000,000) shares of one or more classes or series of preferred stock with the designations, rights, privileges, conditions, restrictions, powers, preferences and other terms of any such series or class to be determined by the Board of Directors pursuant to a duly adopted resolution of the Board. This amendment was authorized by the shareholders of the Company pursuant to a written consent of shareholders holding an aggregate number of shares of Common Stock constituting a majority of the then issued and outstanding Common Stock pursuant to Section 228 of the Delaware General Corporation Law. Pursuant to that authorization, the Board of Directors authorized up to 1,500,000 shares of Series A Preferred Stock. Pursuant to further resolution of the Board, the Series A Preferred Stock was canceled prior to the issuance of any Series A Shares and the Series B Preferred Shares were authorized.

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

       4.2                    Form of 8% Convertible Debenture**

       4.3                    Certificate of Designation of the Company's Series
                              B Preferred Stock**

       4.4                    Form of Warrant Certificate**

       4.5                    Registration Rights Agreement dated as of
                              September 22, 1997 among the Company, the
                              Purchasers and the Placement Agents**

       5                      Opinion of Kaplan Gottbetter & Levenson, LLP dated
                              September 23, 1997**


       10.1                   Distribution Agreement between the Company and
                              Hubbard Imports*

       10.2                   Cigar Production Agreement between the Company and
                              Hubbard Imports

       21                     Subsidiaries of the Company*

       23.1 Consent of Goldstein Golub Kessler & Co., PC, independent certified public accounts*

       23.2 Consent of Kaplan Gottbetter & Levenson, LLP, counsel to registrant*

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

     TAMBORIL CIGAR COMPANY


     December 11, 1997                         /s/ Anthony Markofsky
                                               ---------------------------------
                                               Anthony Markofsky
                                               President and Chief Executive
                                               Officer


     December 11, 1997                         /s/ Pedro J. Mirones
                                               ---------------------------------
                                               Pedro J. Mirones
                                               Vice President, Chief Financial
                                               Officer and Principal Accounting
                                               Officer

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                 (UNAUDITED)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                 1997            1996
                                                            -------------   -------------
ASSETS
Current Assets:
  Cash                                                       $1,679,664      $  245,939
  Accounts receivable                                         1,094,132         275,696
  Inventory                                                   2,153,680         813,938
  Advances to tobacco growers                                   617,451         181,588
  Prepaid expenses and other current assets                      43,334          31,419

-----------------------------------------------------------------------------------------
  Total Current Assets                                        5,588,261       1,548,580
-----------------------------------------------------------------------------------------

Property and equipment                                          828,570         359,798
Deferred debt issue costs                                       395,157              -
Other assets                                                    181,225         103,550

-----------------------------------------------------------------------------------------
  Total Assets                                               $6,993,213      $2,011,928
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              422,087         122,308
  Accrued expenses and other current liabilities                435,442          65,658
  Due to related party                                               -          133,779

-----------------------------------------------------------------------------------------
  Total Current Liabilities                                     857,529         321,745
-----------------------------------------------------------------------------------------

Notes Payable                                                        -          250,000
Notes Payable Stockholders                                           -          725,000
Debentures                                                      200,000
-----------------------------------------------------------------------------------------
  Total Liabilities                                           1,057,529       1,296,745
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