Form 10QSB/A
period 1997-09-30
TAMBORIL CIGAR CO
filed 1998-01-09
CIK 1028153

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549
                                 Form 10-QSB/A
                               (Amendment No. 2)


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

     To come as second bit.

     Item 2. Management's Discussion and Analysis or Plan of Operation.

          The Company was incorporated and began start-up operations in April of 1996. In the period from the commencement of operations on April 15, 1996 through September 30, 1996, the Company was primarily engaged in locating a site in the Dominican Republic at which to conduct manufacturing operations, negotiating with tobacco growers to ensure supplies of quality tobacco, recruiting employees and product development to establish the blends of tobaccos and the curing and aging processes to create the Company's cigars. Sales for the three and nine month periods ended September 30, 1996 totaled $94,119 and total expenses were approximately $297,693 and $396,899, respectively, resulting in net losses of $203,574 for the three months and $302,780 for the nine months ended September 30, 1996. Since the Company was barely operational at that time, comparisons between the three month and nine month periods ended September 30, 1996 and the three-and nine month periods ended September 30, 1997 are not appropriate and could, in fact, be misleading.

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

      The market for sales in the United States of premium cigars, generally defined to be those made by hand and retailing for prices in excess of $1, has expanded considerably since 1993 after declining consistently from 1964 through 1992. Management of the Company believes that the demographic factors underlying the growth in the cigar market since 1993 will contribute to continued expansion of the market for at least the next few years. Among these factors are (1) the emergence of an expanding base of younger new cigar smokers, both male and female, (2) increasing popularity of cigars among celebrities who are viewed as trend-setters, (3) increased media interest, especially the successful launch of Cigar Aficianado magazine, (4) promotion of "cigar friendly" restaurants and nightclubs and (5) the increase in the population of people over fifty years of age, a group that has traditionally been viewed as consuming more luxury goods, including cigars, than any other demographic group.

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

          Net sales for the three- and nine-month periods ended September 30, 1997 were $1,864,652 and $4,403,640, respectively. Sales to Hubbard in the three- and nine-month periods ended September 30, 1997 accounted for $1,516,023 (81%) and $2,669,715 (61%) of total sales, respectively, in those periods. Sales included initial sales of Cordova(TM), which was introduced in April of 1997. There were no sales of Fore!(TM) in the period. Sales of Fore!(TM) are expected to begin to have an impact in the fourth quarter of 1997. The Distribution Agreement is expected to contribute approximately $5,000,000 in total to sales in calendar 1997, of which $2,669,715 have occurred as of September 30, 1997.

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

      Cost of goods sold in the period from April 15, 1996 through December 31, 1996 amounted to $573,687 or 41% of sales, leaving gross profits of $840,128, or 59%. Costs of goods sold during the three- and nine-month periods ended September 30, 1997 were $892,688 and $1,799,068 or 48% and 41% of sales, respectively. Accordingly, gross profits for the three- and nine-month periods ended September 30, 1997 were $971,964 (52% of sales) and $2,604,572 (59% of sales), respectively. Management of the Company believes these percentage levels of gross profit compare favorably with industry norms, but that the pricing to Hubbard under the Distribution Agreement and the introduction of new products aimed at lower-priced market niches will result in lower gross profits percentages in the future.

      Selling, general and administrative expenses from April 15, 1996 through December 31, 1996 totaled $1,034,386, or 73% of sales, representing the costs of establishing the Company infrastructure. These levels should decline substantially as a percentage of total revenues as the Company's operations in manufacturing and sales expand. The Company spent approximately $120,000 in advertising and travel expenses for new brand introductions. Expenses in this category should increase in actual dollars, but should decline as a percentage of total sales if the Company is successful in expanding its sales according to plan. Selling, general and administrative expenses in the three- and nine-month periods ended September 30, 1997 totaled $541,325 (29% of sales) and $2,039,736 (46% of sales), respectively. The lower percentage over the three months compared with the nine months is attributable to Hubbard's taking over much of the sales function since the execution of the Distribution Agreement. Management believes that this percentage will stabilize over the next few quarters as Company advertising levels will increase to support expanded sales efforts by Hubbard.

      The Company experienced a loss from operations from April 15, 1996 through December 31, 1996 of $194,258, principally due to the expenses of establishing the Company and formulating and promoting its first product lines. Interest expense was $27,369, representing the expense associated with loans obtained by the Company to support start-up costs and operations. The Company obtained additional loans of approximately $1,975,000 since December 31, 1996. Net interest expense was $163,516 for the nine months ended September 30, 1997. The Company's loans were recapitalized on September 30, 1997.

      Income from operations for the three- and nine-month periods ended September 30, 1997 was $430,639 and $725,336, respectively. Interest expense for the three- and nine-month periods was $81,478 and $163,516 respectively, resulting in net income for the periods of $223,161 and $435,820. Interest expense in future periods will be decreased by approximately $60,000 per quarter due to the recapitalization of certain debt of the Company as of September 30, 1997, but will be increased by approximately $5,000 per quarter by virtue of the Company's 8% Convertible Debentures issued in connection with a $3,000,000 financing completed on September 23, 1997. See "LIQUIDITY AND

    CAPITAL RESOURCES." While the Company has been able to generate net profits in the past three quarters, the Company is still in the early stages of its growth and there can be no assurance that the Company's products will attain sufficient market acceptance or that expenses will stabilize at levels that will result in profits in the future.

    Liquidity And Capital Resources

      The Company had negative cash flows from operating activities of $1,410,528 for the period from April 15, 1996 to December 31, 1996. Cash inflows from financing activities during that period totaled $2,040,589, consisting of $931,810 in net proceeds from sales of its capital stock and $975,000 in proceeds of loans evidenced by promissory notes from investors and $133,779 in advances from a related party. During that period the Company purchased property and equipment totaling $384,122. This resulted in cash available at the end of the period of $245,939. The Company incurred additional debt of approximately $1,975,000 in the period from December 31, 1996, through September 30, 1997 to support continued construction of its second manufacturing facility in the Dominican Republic and advanced construction costs for Tamboril at the Park. On September 30, 1997, a total of $1,984,681 in aggregate principal and interest of the Company's debt was recapitalized by the issuance of 328,584 shares of Common Stock and 328,584 five-year warrants to purchase shares of Common Stock at an exercise price of $5.89 per Share. This recapitalization will materially decrease the Company's debt service requirements and, thus, increase the Company's cash available for operations. The Company also repaid an additional $1,149,935 in principal and accrued interest on its outstanding debt on September 30, 1997.

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

      The Company plans to use the remaining proceeds from the sale of Series B Shares and Convertible Debentures to support expansion of manufacturing and sales and marketing activities. The Company will most likely seek to require the Purchasers to provide the additional up to $3,000,000 available under the Purchase Agreement to support expansion including additional inventory and increased marketing expenditures. Failure to obtain such equity capital could have a material adverse impact on the Company's ability to expand its operation. There can be no assurance that the Company will meet the conditions to such additional sales set forth in the Purchase Agreement or that equity capital will be otherwise available to the Company on acceptable terms or at all.

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

     TAMBORIL CIGAR COMPANY


     January 8, 1998                           /s/ Anthony Markofsky
                                               ---------------------------------
                                               Anthony Markofsky
                                               President and Chief Executive
                                               Officer


     January 8, 1998                           /s/ Pedro J. Mirones
                                               ---------------------------------
                                               Pedro J. Mirones
                                               Vice President, Chief Financial
                                               Officer and Principal Accounting
                                               Officer

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                 (UNAUDITED)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                 1997            1996
                                                            -------------   -------------
ASSETS
Current Assets:
  Cash                                                       $1,679,664      $  245,939
  Accounts receivable, net of allowance for doubtful
   accounts of $65,000 and $15,000, respectively              1,094,132         275,696
  Inventory                                                   2,153,680         813,938
  Advances to tobacco growers                                   617,451         181,588
  Prepaid expenses and other current assets                      43,334          31,419

-----------------------------------------------------------------------------------------
  Total Current Assets                                        5,588,261       1,548,580
-----------------------------------------------------------------------------------------

Property and equipment                                          828,570         359,798
Other assets                                                    203,049         103,550

-----------------------------------------------------------------------------------------
  Total Assets                                               $6,619,880      $2,011,928
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              422,087         122,308
  Accrued expenses and other current liabilities                435,442          65,658
  Due to related party                                               -          133,779

-----------------------------------------------------------------------------------------
  Total Current Liabilities                                     857,529         321,745
-----------------------------------------------------------------------------------------

Notes Payable                                                        -          250,000
Notes Payable Stockholders                                           -          725,000
Debentures                                                      200,000
-----------------------------------------------------------------------------------------
  Total Liabilities                                           1,057,529       1,296,745
-----------------------------------------------------------------------------------------

Stockholders' Equity:
  Series B 8% Convertible preferred stock-$0.0001 par value;
  $50.00 stated value; authorized 116,000 shares, issued
  56,000 shares                                                       6              -
  Common stock--$.0001 par value; authorized 20,000,000
  shares, issued 5,903,894 in 1997 and 5,575,310 in 1996            590             557
  Additional paid-in capital                                  5,347,562         936,253
  Retained earnings (Deficit)                                   214,193        (221,627)

-----------------------------------------------------------------------------------------
  Stockholders' Equity                                        5,562,351         715,183
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $6,619,880      $2,011,928
=========================================================================================

The accompanying notes to the financial statements are an integral part of these statements.

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

FOR THE THREE MONTH PERIOD ENDED

                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1997              1996
                                                              -------------     -------------
Net sales                                                       $1,864,652        $  94,119
Cost of goods sold                                                 892,688           39,530

---------------------------------------------------------------------------------------------
Gross profit                                                       971,964           54,589
---------------------------------------------------------------------------------------------

Selling, general and administrative expenses                     (541,325)         (250,574)

---------------------------------------------------------------------------------------------
Operating income                                                   430,639         (195,985)
---------------------------------------------------------------------------------------------

Interest expense, net of $1,112 and $536 interest income            81,478            7,589

---------------------------------------------------------------------------------------------
Income before income taxes                                         349,161         (203,574)
---------------------------------------------------------------------------------------------

Income taxes                                                       126,000                -

---------------------------------------------------------------------------------------------
Net Income (loss)                                                 $223,161        $(203,574)
=============================================================================================

---------------------------------------------------------------------------------------------
Net income (loss) per common share                                   $0.04           ($0.04)
=============================================================================================

Weighted average number of common shares outstanding             5,578,843        5,090,000
=============================================================================================

The accompanying notes to the financial statements are an integral part of these statements.


                                              TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

FOR THE NINE MONTHS PERIOD ENDED
                                                                               September 30,   September 30,
                                                                                    1997           1996
                                                                              --------------   -------------
Net sales                                                                         $4,403,640      $  94,119
Cost of goods sold                                                                 1,799,068         39,530
-----------------------------------------------------------------------------------------------------------
Gross profit                                                                       2,604,572         54,589
-----------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                                      (2,039,736)      (349,780)
Proceeds from insurance (net of $69,890 cost of cigars lost).                        160,500              -
-----------------------------------------------------------------------------------------------------------
Operating income                                                                     725,336       (295,191)
-----------------------------------------------------------------------------------------------------------
Interest expense, net of $1,880 and $536 interest income                             163,516          7,589
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                                           561,820       (302,780)
-----------------------------------------------------------------------------------------------------------
Income taxes                                                                         126,000              -
-----------------------------------------------------------------------------------------------------------
Net Income (loss)                                                                    435,820       (302,780)
===========================================================================================================
Net income (loss) per common share                                                     $0.08         ($0.06)
===========================================================================================================
Weighted average number of common shares outstanding                               5,576,509      5,090,000
===========================================================================================================

The accompanying notes to the financial statements are an integral part of these statements.

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                 RETAINED
                                                          SERIES B 8% CONVERTIBLE ADDITIONAL     EARNINGS
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
---------------------------------------------------------------------------------------------------------------------------

Issuance of Common Stock
   in connection with a
   re-capitalization of Notes
   Payable and Notes Payable
   Stockholders                       328,584       33                             1,984,648                      1,984,681

Issuance of Series B 8%
   Convertible Preferred Stock, net of expenses               56,000         6     2,426,661                      2,426,667

Net Income                                  -        -                                     -       435,820          435,820

---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997       5,903,894    $ 590        56,000    $    6    $5,347,562     $ 214,193       $5,562,351
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

               TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)

FOR THE NINE MONTHS PERIOD ENDED

                                                                                                   September 30,      September 30,
                                                                                                       1997                1996
                                                                                                   -------------      -------------
Cash Flows from Operating Activities
  Net income (loss)                                                                                   $ 435,820        $ (302,780)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                        51,978            18,000
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                                  (818,436)          (92,855)
      Increase in prepaid expenses and other current assets                                             (11,915)           (3,656)
      Increase in inventory                                                                          (1,339,742)         (830,645)
      Increase in other assets                                                                          (77,675)          (59,427)
      Increase in advances to tobacco farmers                                                          (435,863)                -
      Increase in accounts payable                                                                      299,779            20,240
      Increase in accrued expenses and other current liabilities                                        369,784            70,647
---------------------------------------------------------------------------------------------------------------------------------
            CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (1,526,270)       (1,180,476)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activity:
  Purchase of property plant and equipment                                                             (515,857)         (221,396)
---------------------------------------------------------------------------------------------------------------------------------
            CASH USED IN INVESTING ACTIVITIES                                                          (515,857)         (221,396)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                                                                     -           150,000
  Proceeds from issuance of notes payable - stockholders                                              1,975,000           281,273
  Proceeds  (repayments) of loans by related party                                                     (133,779)          106,744
  Repayment of notes payable                                                                           (965,319)                -
  Proceeds from issuance of common stock                                                                      -           875,210
  Proceeds from issuance of Series B convertible preferred stock                                      2,426,667                 -
  Proceeds from issuance of Debentures                                                                  200,000                 -
  Deferred debt issuance costs                                                                          (26,717)                -
---------------------------------------------------------------------------------------------------------------------------------
            CASH PROVIDED BY FINANCING ACTIVITIES                                                     3,475,852         1,413,227
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                                                  1,433,725            11,355
---------------------------------------------------------------------------------------------------------------------------------
Cash at beginning of the period                                                                         245,939                 -
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF THE PERIOD                                                                            $ 1,679,664         $ 11,355
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

3.  PROPERTY AND EQUIPMENT:
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

On July 1, 1997, the Company entered into a distribution agreement with Hubbard Imports. Part of the compensation to Hubbard under the agreement was the issuance by the Company of 200,000 warrants to purchase shares of common stock of the Company at an exercise price of $5.85. The issuance of these Warrants to Hubbard was made contingent upon Hubbard and the Company entering into a second agreement relative to the manufacturing by the Company of private label cigars under the brand name Hamilton Reserve TM (the "Cigar Production Agreement"). The Company and Hubbard entered into the Cigar Production Agreement on October 1, 1997. Accordingly, on October 1, 1997, the Company recorded a charge to operations of $184,000 for the issuance of these warrants ($0.92 per warrant).

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

8.   MAJOR CUSTOMERS

During the quarter ended September 30, 1997, the Company entered into a Distribution Agreement with Hubbard Imports. Under the terms of the Distribution Agreement the Company is expected to sell approximately $5,000,000 of cigars to Hubbard during the year 1997. Sales to Hubbard for the nine-month period ended September 30, 1997 amounted to $2,669,715 (61% of total sales).

Hubbard will be the exclusive importer of the Company's brands into the United States through December 31, 2000. Annual minimum sales commitments will be set by mutual agreement on a yearly basis.