Form 10KSB
period 1997-12-31
TAMBORIL CIGAR CO
filed 1998-03-31
CIK 1028153

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB


                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1997

 [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


              For the transition period from ......... to.........


     Commission file number:  000-22573

                             TAMBORIL CIGAR COMPANY
 ................................................................................
                 (Name of small business issuer in its charter)





                   Delaware                        65-0774638

 ................................................................................
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)             Identification No.)

 2600 S.W 3rd Avenue, Miami, FL                      33129
 ...............................................................................
(Address of principal executive offices)          (Zip Code)

                                 (305) 860-9887
 ................................................................................
                (Issuer's telephone number, including area code)


 Securities registered under Section 12(b) of the Exchange Act:

 None.

 Name of each exchange on which registered:


     None.

 Securities registered under Section 12(g) of the Exchange Act:


     Common stock, par value $.0001 per share
 ................................................................................
 (Title of class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X... No ...

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 State issuer's revenues for its most recent fiscal year.

 $6,442,894
 ..............................................................................

  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price of the Company's common stock on March 25, 1998 was:

 $ 7,912,266.66.

(ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PAST FIVE YEARS)

  Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes ... No ...

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 5,929,457 Shares of Common Stock, Par Value $.0001 per share


DOCUMENTS INCORPORATED BY REFERENCE

     Parts I, II and III of this Annual Report on Form 10-KSB incorporate by reference several Items from the Registrant's Prospectus dated January 28, 1998 which was filed as part of the Registrant's Registration Statement on Form SB-2 filed with the Commission on January 9, 1998 and which was declared effective by the Commission on January 28, 1998 (the "Prospectus"). Items incorporated by reference to the Prospectus are specifically identified in response to the applicable items of this Form 10-KSB.

 Transitional Small Business Disclosure Format (check one):


Yes . . . No .X . .

                                 PART I



ITEM 1. DESCRIPTION OF BUSINESS.

Part (A), "BUSINESS DEVELOPMENT" is incorporated by reference to Item 16 "THE BUSINESS OF THE COMPANY -- (A) BUSINESS DEVELOPMENT" included in the Registrant's Prospectus dated January 28, 1998 filed under Rule 424 as part of its Registration Statement on Form SB-2 which was declared effective by the Commission on January 28, 1998 (the "Prospectus").

(B)  BUSINESS OF THE ISSUER.

  PRODUCTS

     The Company's product line now consists of 22 cigars of varying styles and sizes which are sold to wholesale distributors for distribution to tobacconists nationwide and which are sold at retail prices from $3.50 to $6.50 per cigar. Premium cigars are generally defined as cigars that are hand-made from high quality, natural leaf binder, long-filler and wrapper tobaccos and that retail for $1 or more per cigar. The principal elements that determine the quality of the cigar are the quality of the tobacco, the curing and aging process and the skill of the hand-roller. The Company's binder and filler tobaccos are Cuban-seed Piloto Cubano and Olor Dominicano varieties from the Tamboril region of the Dominican Republic. These varieties of tobacco were introduced to the Dominican Republic by immigrants who fled Cuba after the United States imposed a trade embargo on all imports from Cuba in 1962. Many tobacco growers fled Cuba at that time, taking with them seeds from what have always been considered the world's finest cigar tobaccos and resettling in various areas of Latin America, including the Dominican Republic. The Company's wrapper tobaccos are of two varieties: Connecticut shade-grown (universally regarded as the world's finest wrapper tobacco) and Sumatra leaf, a darker more spice-laden tobacco than the Connecticut variety. These wrapper styles define the Company's products lines:
The CONNECTICUT COLLECTION, the SUMATRA COLLECTION, CORDOVA(TM) and FORE(TM).

     Company employees in the Dominican Republic purchase whole-leaf tobacco, which is then shipped to the Company's facilities in the town of Tamboril where it is inspected, graded and re-graded. Tobacco that passes inspection is sprayed with a white wine solution to enhance flavor, fermented, dried, stripped, aged and hand-rolled into Tamboril cigars. In the rolling process, binder tobacco is hand-wrapped around the filler tobacco to create a "bunch," which is then pressed into a mold to ensure uniformity of shape. Wrapper tobacco is then hand-wrapped around the bunch to complete the cigar, which is then banded and boxed for shipment. The Company also manufactures the boxes in which Tamboril cigars are shipped at its factory in the Dominican Republic.

     The Company's principal business strategy is to expand sales of the current product line through increased sales, marketing and promotional activities through existing distribution channels and expansion into new channels. See "SALES AND MARKETING; DISTRIBUTION" below. The Company intends to become a significant factor in the market for premium cigars by (i) continuing to establish and extend the brand recognition of the Tamboril name, (ii) establishing its reputation for uncompromising quality, (iii) focusing on hands-on customer service to establish a loyal following among tobacconists and regional distributors and (iv) expanding its product line and distribution channels to cover other market segments. As product awareness of the Company's cigars grows, the Company will seek to introduce additional cigar and non-cigar products to capitalize on the status of the Tamboril name as a recognized luxury brand.

     In October of 1997 the Company introduced a moderately priced line of cigars under the brand name "CORDOVA(TM)". The Cordova(TM) brand is made of Sumatran wrapper and Dominican filler and binder tobaccos, is treated with cocoa for a milder, somewhat sweeter smoke than the Company's other cigars and is available in eight sizes. Cordova(TM) is being positioned through marketing and pricing as an entry-level cigar for the new cigar smoker. This line will be positioned to appeal to a broader market and will be intended to enable the Company to expand its distribution channels to retailers in several distribution channels that have not before been exploited by the Company, including fine restaurants, hotel gift shops and executive gift programs.

     In early 1998 the Company also introduced a golf-theme novelty line of cigar under the brand name "FORE(TM)". Fore(TM) cigars are displayed in a unique 30-cigar package, are sold in a novelty plastic tube with a golf-ball shaped cap and are available in one size only. The Fore(TM) cigar is targeted towards country club pro shops and golf equipment and accessories shops throughout North America.

     The Company is planning to introduce innovative packaging to assist its move into mass merchandising channels for certain of its cigar products.

     The Company's believes that its products are well-positioned to take advantage of the significant growth in the market for premium cigars over the past few years. Retail sales of cigars of all categories have risen dramatically since 1993, both in terms of numbers of cigars and total dollar sales. Even in this strong market, sales of premium cigars have grown
significantly faster than the cigar market as a whole.   The number of premium
cigars sold in the United States has grown over 64% from 1992 to more than 176,000,000 cigars in 1995. Industry experts have estimated that premium cigar imports in the first half of 1996 grew 48.6% over 1995's totals to just over 115,000,000 cigars. Total dollar sales of cigars have expanded even more dramatically as prices have continued to rise significantly. Total dollar sales of all cigars in the U.S. were in excess of $1 Billion in 1995. Premium cigars, the market segment the Company's products are intended to penetrate, constituted just over 4% of the number of cigars sold, but accounted for a significantly larger percentage of total dollar sales.

     The rapid growth in the cigar market led to significant back orders across the entire industry in 1996 and early 1997 as existing inventories were insufficient to meet demand. However, in response to this order imbalance, many manufacturers expanded capacity and flooded their distribution channels with product, so that there was a backlash in late 1997 that has carried over in early 1998. Industry-wide sales growth has slowed somewhat and distributors have found themselves with excess inventory. This has continued to result in higher than usual inventory levels throughout the industry in the first quarter of 1998. The Company has not been immune to these industry-wide developments and Hubbard Imports, which was the Company's exclusive distributor for the United States market until recently, has experienced higher than commercially viable inventory levels and slowing sales of the Company's products. The Company believes that some of these problems are particular to Hubbard, rather than the industry generally and the Company has taken steps to focus Hubbard's role to those states in which it is strongest and those national accounts with which it has relationships. In the remaining states and remaining national accounts, the Company is re-asserting control over the future distribution of its products. See "SALES AND
MARKETING; DISTRIBUTION" below.


     Despite what it perceives to be a short-term slowing of sales growth, management of the Company believes the increased popularity of cigar smoking in the United States is due to certain demographic and social trends that should continue for at least the next few years. The Company believes that the principal changes that have contributed to growth in the cigar market are (1) the emergence of an expanding base of younger new cigar smokers, both male and female, (2) increasing popularity of cigars among celebrities who are viewed as trend-setters, (3) increased media interest, especially the successful launch and continued popularity of Cigar Aficionado magazine, (4) promotion of "cigar friendly" restaurants and nightclubs and (5) the increase in the population of people over 50 years of age, a group that has traditionally been viewed as consuming more luxury goods, including cigars, than other demographic groups.

SALES AND MARKETING; DISTRIBUTION

     The Company's sales and marketing efforts are conducted from its headquarters in Miami, Florida. The initial focus of the Company's sales efforts in 1996 and early 1997 was the establishment of positive relationships with premium tobacconists nationwide, with a strong emphasis on added-value to the retailer through superior customer service, promotional events and supporting point of sales. In that initial effort, the Company's products were introduced into over 500 retail outlets throughout the United States.

     On July 7, 1997, the Company entered into a distribution agreement (the "Distribution Agreement") with Hubbard Imports, a Florida partnership ("Hubbard") that appointed Hubbard as the Company's exclusive distributor for the United States market. On October 1, 1997 the Company and Hubbard entered into a Cigar Production Agreement pursuant to which the Company agreed to manufacture specially for Hubbard a line of Hamilton Select(TM) cigars and Hubbard agreed to purchase a minimum quantity of Hamilton Select(TM)'s from the Company. The strategy behind these agreements was for the Company to focus its efforts on expanding its manufacturing operations and to rely upon Hubbard for sales and marketing of the Company's products.

     Substantially all of the Company's sales for the period from July 7, 1997 through December 31, 1997, and approximately 79% of the Company's sales for the year ended December 31, 1997, resulted from purchases from the Company by Hubbard under the Distribution Agreement and the Cigar Production Agreement.

     The Distribution Agreement provided that annual minimum purchase commitments from Hubbard would be set by mutual agreement of Hubbard and the Company in January of each year for the upcoming year. As of March 20, 1998 Hubbard had not yet agreed to its minimum commitments for 1998, though the Company and Hubbard continued to negotiate in this regard. Like many other distributors of cigars, Hubbard is currently carrying higher than standard levels of inventory of cigars and new orders have been delayed until inventory levels have been reduced to more standard levels. Accordingly, Hubbard made no purchase commitments for 1998 and has purchased no cigars from the Company since December 31, 1997.

     On March 20, 1997, the Company gave Hubbard written notice of the Company's intention to terminate both the Distribution Agreement and the Cigar Production Agreement. On March 24, 1998, the Company and Hubbard agreed in principle that the Distribution Agreement and the Cigar Production Agreement had been canceled, arrived at a settlement of the outstanding issues under those agreements and established a new working arrangement whereby Hubbard would continue to distribute the Company's cigars on a limited basis. The Company and Hubbard have not reduced this agreement in principle to a written agreement but negotiations are under way to do so. Management of the Company believes that the Company's relationship with Hubbard will be reformed along the lines of the agreement in principle, though there can be no assurance that this would be the case. Failure to enter into binding settlement could lead to litigation, resulting in expense to the Company, delays in receiving funds due and owing from Hubbard and delay the Company's efforts to reorganize its distribution system.

     Under the agreement in principle, Hubbard's territory (which was formerly the entire United States) has been reduced to the states of California, Florida, Hawaii, Kentucky, Pennsylvania and South Carolina. Hubbard will also be permitted to continue to service any national accounts whom they were servicing as of March 24, 1998. The Company will be free to sell directly or through other distributors in all other territories and to all other national accounts. In addition, Hubbard and the Company will jointly approach all sub-distributors of Hubbard in the remaining 36 states in which Hubbard distributes products to ease the transition. The Company will be free to deal with these sub-distributors or any other potential distributors in those states.

     Management of the Company did not fully anticipate the difficulties subsequently encountered with Hubbard due to the paucity of inventory controls and sales reporting information forthcoming from Hubbard from July 1997 through March 1998. Since learning of Hubbard's inventory surpluses in March of 1998, the Company has moved quickly to approach alternative distributors of the Company's products. The disruption of sales and distribution activity occasioned by the Hubbard inventory imbalances will result in depressed sales of the Company's products during the first calendar quarter of 1998. The Company is working to re-establish independent distribution in the 44 states that will not be reserved to Hubbard going forward and to assist Hubbard in selling the Company's products in the six remaining Hubbard states so that inventories of the Company's products are reduced to commercially viable levels and Hubbard will begin re-ordering product from the Company. Management of the Company has estimated that it will take from 4 to 6 months for the situation in the Hubbard states to stabilize and for significant orders from Hubbard to commence once again. There can, however, be no assurance that Hubbard will be successful in reducing such inventories or that Hubbard will not choose to sell the Company's cigars at deep discounts in the Hubbard states, further depressing the market for the Company's products in those states.

     The reduced sales targets for the Hubbard states and the need to establish new, or re-establish old, distribution channels in the remaining states, will result in reduced sales for the Company in the first quarter of 1998 and perhaps in the second quarter as well. Moreover, the need for the Company to distribute directly or to support additional local or regional distributors will result in additional sales expenses that were not contemplated when Hubbard was the sole distributor for the United States market. The combined effect of these developments will be to strain the Company's liquidity, as cash inflows will be slowed and cash expenditures will be accelerated. The Company has taken several steps to alleviate this situation. See "MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Liquidity and Capital Resources," below.

     Management of the Company believes, given the Hubbard experience, that establishing closer Company control over distribution, including inventory controls and sales reporting functions, will better enable the Company to allocate sales and marketing resources and help to capitalize on the excitement generated by the Company's Tamboril(TM), Cordova(TM) and FORE(TM) product lines.

     The Company continues to advertise and promote its products through a series of full-page, four-color ads in the major cigar publications such as Cigar Aficionado, Smoke, Tobacconist and Smoke Shop, as well as several regional cigar magazines, installation of in-store point-of-sale displays at major upscale tobacconist shops and a nationwide series of cigar tastings to be co-sponsored with local cigar retailers and cigar-friendly restaurants. This advertising and promotional campaign is intended to support the sales efforts of the Company's distributors relating to the Company's products.

     The Company also licences the Tamboril name to the operators of TAMBORIL AT THE PARK, an upscale cigar bar and lounge opened in May of 1997 at the Lombardy Hotel in midtown New York City. TAMBORIL AT THE PARK, is intended to serve as a flagship for the TAMBORIL and CORDOVA brands, to piggy-back on the success that both branded (such as Club Macanudo) and unbranded cigar clubs have experienced in the past few years and to reinforce the premium, luxury status of the TAMBORIL and CORDOVA brands and their association with fine food and wine. The project, which is anchored by a 350 seat restaurant named THE PARK, has been orchestrated by restaurateur John Scotto, who has brought together a team including designer Robert Denning of DENNING & FOURCADE (whose clients include Oscar de la Renta and Henry Kravis) and chef Fabrizzio Salerni (formerly of New York's LESPINASSE) to bring new life to a space where William Randolph Hearst (and his then-girlfriend, film star Marion Davies) lived and where Rudi Vallee once crooned to full houses. TAMBORIL AT THE PARK seats 30, with sidewalk cafe seating for an additional 20, and features cigars from the Company's CONNECTICUT, SUMATRA and CORDOVA Collections. TAMBORIL AT THE PARK is complemented by THE PARK'S casual yet-upscale bar menu and a selection of fine wines, cognacs, vintage ports and single malt Scotches. The Company plans to use TAMBORIL AT THE PARK as the center of promotional events such as tastings and new product launches.

RAW MATERIALS:  TOBACCO

     The Company's Tabacalera subsidiary was established in the Tamboril region of the Dominican Republic, which is universally recognized to be one of the finest tobacco growing regions in the world, and where there is a large pool of skilled cigar rollers. Dominican cigars currently account for just under 50% of the world's production of premium cigars. Other noted growing and producing areas include Honduras, Costa Rica, Indonesia, the Canary Islands and Mexico. Tabacalera has established relationships with several of the largest growers in the Dominican Republic and believes that its requirements for tobacco have been arranged for through the year 2000 through the execution of financing/harvesting agreements with its key growers. The Company and Tabacalera cement these relationships by providing financing for growers to enable them to plant and harvest their crops, which are then committed to the Company. While the Company believes its requirements for high-grade tobacco to produce "Tamboril" cigars will be met for the foreseeable future, and inventory levels are more than sufficient for the Company's projected levels of operations, increases in demand for high-grade tobacco for use in premium cigars could result in higher prices and/or scarcities which could, if they occur, have a materially adverse impact on the Company's business.

EMPLOYEES

     The Company currently employs approximately 142 full-time employees: six in its Miami offices and 136 in the Dominican Republic. Of these, approximately three are engaged in sales and marketing, ten in administrative roles, and 129 in manufacturing. In addition, the Company employs approximately 186 temporary employees in the Dominican Republic. None of the Company's employees are covered by any labor union. The Company believes its relationships with its employees are generally good.

     The ability of the Company to fulfill its goals will be highly dependent on its ability to recruit and maintain a skilled work force of rollers in the Dominican Republic. Tabacalera recruits rollers on the basis of favorable working conditions at the Company's new facilities and competitive wages. Tabacalera maintains an extensive training program to ensure the quality of its cigars and to provide a continuing source of skilled rollers. The Company believes its requirements for skilled workers will be met for the foreseeable future.

TRADEMARKS


     Trademarks and brand names are central to the business of marketing and distributing premium cigars and are, accordingly, highly important to the Company's business. The Company received a trademark registration on the Tamboril trademark. In addition, the Company has applied for trademark protection on the marks and/or design logos TAMBORIL w/DESIGN, CORTADITO, CORDOVA, FORE, THE OFFICIAL CIGAR OF WALL STREET, and TAMBORIL HANDMADE DOMINICAN REPUBLIC, in the United States. The Company also relies on certain non-patentable trade secrets, to produce the distinctive flavors and aromas of its brands of cigars and has applied for a design patent on the Fore packaging. There can be no assurance that the Company will be able to prevent unauthorized use or disclosure of such proprietary information or that other competitors will not be able to develop substantially similar formulations. The Company intends to vigorously defend, police, and maintain its trademarks and trade secrets.

COMPETITION

     The Company has several large, well-financed competitors in the market for premium cigars, each of whom enjoys strong, well-known brand names and a history of successful product launches. These companies compete directly with the Company for consumer sales, as well for supplies of tobacco and employees. The largest of these competitors are Consolidated Cigar Holdings Inc. (NYSE symbol:
"CIG"), General Cigar Holdings, Inc. (NYSE Symbol: "MPP"), a division of Culbro Corporation, and Swisher International Group Inc. (NYSE symbol: "SWR"). Each of these companies has substantially greater capital resources, manufacturing, sales and marketing experience, substantially longer and more extensive relationships with growers and long standing brand recognition and market acceptance than the Company. The Company believes, however, that the market for premium cigars has grown sufficiently to support newer brands such as those offered by the Company. Hubbard currently distributes several brands of cigars that compete directly with the Company's products.

FLUCTUATING SALES GROWTH RATES AND INVENTORY LEVELS


     In late 1996 and early 1997, the substantial growth in demand for cigars, particularly in the U.S. market, caused several of the Company's largest competitors to experience substantial growth in their order backlog and difficulty in obtaining sufficient inventories of tobacco and sufficient skilled rollers to meet market demand. As a reaction to those developments, most cigar manufacturers increased their purchases of tobacco, hired additional rollers, manufactured more cigars and moved these additional inventories into their distribution channels. In late 1997 and into early 1998, the extraordinarily rapid rate of industry-wide sales growth that had characterized the years from 1993 through mid-1997 began to slow somewhat. As a result, distributors were left with larger than normal levels of unsold inventory and resulting strains on their liquidity.

     As the longer term characteristics of the "cigar boom" become more apparent, management of the Company believes that the resulting demand levels will be substantially higher than they were prior to 1993. As such, the Company believes that there will continue to be room in the marketplace for newer brands
such as those manufactured and sold by the Company.   The Company has not
experienced shortages of tobacco and skilled rollers and management believes (i) that its relationships with growers (including the Company's practice of financing growers' production) ensure it a sufficient supply of tobacco for the foreseeable future and (ii) the Company's relationships with its workers are sufficiently good and the supply of skilled workers in the Tamboril region is sufficiently large to ensure that it will continue to have a sufficient staff of skilled rollers. There can, of course, be no assurance that the Company will not experience such shortages. The Company has, indirectly through Hubbard, experienced the industry-wide difficulties with excess inventory and has taken steps to ameliorate these problems. See "SALES AND MARKETING; DISTRIBUTION," above.

     While the Company's competitors have geographically diverse operations, the Company is dependent on supplies of tobacco in the Dominican Republic. Shortages of Dominican tobacco, whether from natural disaster, economic forces or otherwise, could have a material adverse effect on the business and prospects of the Company.

REGULATION AND LITIGATION IN THE TOBACCO INDUSTRY


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

     Recent attempts at a nationwide legislative settlement of claims of the various states against cigarette manufacturers may have slowed the move toward additional regulation of the cigarette industry for the time being. In the interim, renewed interest has surfaced in the alleged health dangers of cigar smoking and there have been calls by various advocacy groups to further regulate cigars.

     The Company cannot predict the outcome of these legislative and regulatory initiatives or of litigation in the future. Presumably, the trend toward increased regulation will continue at all levels. Depending on these outcomes, there may be a materially adverse effect on the tobacco products industry in general and the Company in particular.

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


RESEARCH AND DEVELOPMENT

     The Company has no material research and development expenses.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company has no material expenses and no material impact on its business occasioned by compliance with environmental laws.

ITEM 2. DESCRIPTION OF PROPERTY.

     Incorporated by reference to Item 18 "DESCRIPTION OF PROPERTY", included in the Prospectus.

ITEM 3. LEGAL PROCEEDINGS.

     Incorporated by reference to Item 9 "LEGAL PROCEEDINGS", included in the Prospectus.

     The Company has moved for summary judgment to dismiss Carlin's claims, but no action on that motion has been taken to date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Company's Common Stock trades on the National Association of Securities Dealers, Inc. OTC Bulletin Board under the trading symbol of "SMKE." The Common Stock began trading under that symbol on November 5, 1996. Prior to that time, the Common Stock was listed for trading under the symbol "ILLD," but there was no established bid price for the Common Stock. Accordingly, the high and low bid prices for the Company's Common Stock for each quarter within the last two fiscal years, as reported by National Quotation Bureau, LLC, are as follows:



--------------------------------------------------------------------
QUARTER                               HIGH BID PRICE   LOW BID PRICE
--------------------------------------------------------------------

1996           Q1 (1/2-3/29)          None             None
--------------------------------------------------------------------
               Q2 (4/1-6/28)          None             None
--------------------------------------------------------------------
               Q3 (7/1-9/30)          None             None
--------------------------------------------------------------------
               Q4 (10/1-11/4)         None             None
--------------------------------------------------------------------
                  (11/5-12/31)      $ 11.375          $ 7.50
--------------------------------------------------------------------
1997           Q1 (1/2-3/31)          11.0625           7.25
--------------------------------------------------------------------
               Q2 (4/1-6/30)           7.50             4.625
--------------------------------------------------------------------
               Q3 (7/1-9/30)           5.8125           4.50
--------------------------------------------------------------------
               Q4 (10/1-12/31)         4.90625          3.00
--------------------------------------------------------------------


Prices for the period November 5, 1996 through December 31, 1997 reflect closing bid prices and a 1-for-20 reverse stock split. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


     The foregoing discussion relates to the consolidated results of operations and financial condition of the Company and its two principal operating subsidiaries, TCI and Tabacalera.

     The Company was incorporated in April 1996 to commercialize the efforts of its founders to establish a business to manufacture and distribute premium cigars. The Company began operations on April 15, 1996 and commenced sales in the fourth quarter of 1996. Sales of cigars bearing the TAMBORIL(TM) brand name constituted 100% of the Company's sales for the period from April 15, 1996 through December 31, 1996. In April of 1997, the Company introduced its CORDOVA(TM) line of cigars and in October 1997 introduced FORE(TM), a golf-motif cigar. On July 7, 1997 the Company entered into a distribution agreement with Hubbard Imports, a Florida partnership ("Hubbard") pursuant to which Hubbard became the exclusive U.S. distributor for the Company's products (the "Distribution Agreement") through December 31, 2001. On October 1, 1997 the Company entered into a Cigar Production Agreement with Hubbard under which the Company agreed to manufacture a brand of Hamilton Select(TM) cigars distributed by Hubbard. Approximately 79% of the Company's sales in the year ended December 31, 1997 were to Hubbard for further distribution.

     The Distribution Agreement and the Cigar Production Agreement each provided that Hubbard and the Company would agree in January of each year (beginning with 1998) as to Hubbard's minimum purchase commitments in the upcoming year. As of March 20, 1998 Hubbard had not yet agreed to its purchase commitments for 1998 and the Company gave notice of its intention to terminate both the Distribution Agreement and the Cigar Production Agreement. Pursuant to an agreement in principle reached by the Company and Hubbard on March 24, 1998, Hubbard's exclusive sales territory has been reduced to the states of California, Florida, Hawaii, Kentucky, Pennsylvania and South Carolina. The Company will either work with Hubbard's prior sub-distributors in the remaining 36 states where Hubbard distributes products or align itself with independent distributors in those states. Hubbard will also continue to service national accounts to which it had sales prior to March 24, 1998. See "BUSINESS OF THE COMPANY-- Sales and Marketing," above.

     During the first quarter of 1998, the market for sales in the United States of premium cigars, has been negatively impacted by excess inventories at the
wholesale and retail levels.   The Company has been particularly impacted by
this excess inventory since its brands are relatively new and have limited brand recognition. It is anticipated that higher than normal inventory levels will negatively impact the sales and profits of the Company for at least the first six months of 1998. Management of the Company believes that the demographic factors underlying the growth in the cigar market since 1993 will contribute to reverse this inventory imbalance and that normal order levels will be reestablished during 1998. While the Company has taken, and will continue to take, measures calculated to counteract the effects of these developments, there can be no assurance that the Company will be able to recover from this excess inventory situation and generate sufficient revenues and cash flow to maintain operations.

RESULTS OF OPERATIONS


     The following discussion relates to the consolidated operations of the Company and its subsidiaries, TCI and Tabacalera for the period from inception at April 15, 1996 through December 31, 1996 and for the year ended December 31, 1997. The Company is a holding company, the sole assets of which are the capital stock of TCI and Tabacalera and the operations summarized, therefore, relate to the consolidated operations of these operating subsidiaries.*


                                                               1996                      1997
                                                               ----                      ----

Net sales                                              1,413,815   100.0%       6,442,894    100.0%
Cost of sales                                            573,687    40.6%       2,754,527     42.8%
---------------------------------------------------------------------------------------------------
Gross profit                                             840,128    59.4%       3,688,367     57.2%

Selling, general and administrative expenses           1,034,386    73.2%       2,693,380     41.8%
---------------------------------------------------------------------------------------------------
Income (loss) from operations                           (194,258)  -13.7%         994,987     15.4%

Other income                                                   -     0.0%         131,884      2.0%

Interest expense                                          27,369     1.9%        (164,769)    -2.6%
---------------------------------------------------------------------------------------------------
Net income (loss) before provision for income taxes     (221,627)  -15.7%         962,102     14.9%

Provision for income taxes                                     -     0.0%         209,600      3.3%
---------------------------------------------------------------------------------------------------
Net income (loss)                                       (221,627)  -15.7%         752,502     11.7%
===================================================================================================

*  Percentages may not foot, due to rounding.

     Net sales for the period from inception at April 15, 1996 to December 31, 1996 (the "1996 Period") and for the year ended December 31, 1997 were $1,413,815, and $6,442,894, respectively. Comparisons relating to the sales for the 1996 Period are difficult, if not impossible, since most of the 1996 Period was spent organizing the Company's facilities, hiring a skilled work force and formulating the blends of tobacco and other ingredients used in manufacturing the Company's brands.

     From January 1 through July 7, 1997, the Company sold its products directly to retail tobacconists throughout the United States, utilizing a sales force of five employees. On July 7, 1997 the Company entered into the Distribution Agreement with Hubbard. On October 1, 1997 the Company and Hubbard entered into a Cigar Production Agreement pursuant to which the Company agreed to manufacture specially for Hubbard a line of Hamilton Select(TM) cigars and Hubbard agreed to purchase a minimum quantity of Hamilton Select(TM)'s from the Company. Substantially all of the Company's sales for the period from July 7, 1997 through December 31, 1997 and approximately 79% of the Company's sales for the year ended December 31, 1997 resulted from purchases from the Company by Hubbard under the Distribution Agreement and the Cigar Production Agreement.

     Like many other distributors of cigars, Hubbard is currently carrying higher than standard levels of inventory of cigars and new orders have been delayed until inventory levels have been reduced to more standard levels. Accordingly, Hubbard made no purchase commitments for 1998 and has purchased no cigars from the Company since December 31, 1997. As a result, the Company has no backlog of orders at this time.

     Management of the Company did not fully anticipate the difficulties subsequently encountered with Hubbard due to the paucity of inventory controls and sales reporting information forthcoming from Hubbard from July 1997 through March 1998. Since learning of Hubbard's inventory surpluses in March of 1998, the Company has moved quickly to approach alternative distributors of the Company's products. The disruption of sales and distribution activity occasioned by the Hubbard inventory imbalances will result in depressed sales of the Company's products during at least the first calendar quarter of 1998. The Company is working to re-establish independent distribution in the 44 states that will not be reserved to Hubbard going forward and to assist Hubbard in selling the Company's products in the six remaining Hubbard states so that inventories of the Company's products are reduced to commercially viable levels and Hubbard will begin re-ordering product from the Company. Management of the Company has estimated that it will take from 4 to 6 months for the situation in the Hubbard states to stabilize and for significant orders from Hubbard to commence once again. There can, however, be no assurance that Hubbard will be successful in reducing such inventories or that Hubbard will not choose to sell the Company's cigars at deep discounts in the Hubbard states, further depressing the market for the Company's products in those states.

     The reduced sales targets for the Hubbard states and the need to establish new, or re-establish old, distribution channels in the remaining states, will result in slower sales for the Company in the first quarter of 1998 and perhaps in the second quarter as well. Moreover, the need for the Company to distribute directly or to support additional local or regional distributors will result in additional sales expenses that were not contemplated when Hubbard was the sole distributor for the United States market. The combined effect of these developments will be to strain the Company's liquidity, as cash inflows will be slowed and cash expenditures will be accelerated. The Company has taken several steps to attempt to alleviate this situation. See "Liquidity and Capital Resources," below.

     The Company is in the final stages of building a second manufacturing facility to increase capacity from approximately 300,000 cigars per month to approximately 800,000 cigars per month. It is anticipated that the new facility will be fully operational during the first quarter of 1998. All manufacturing operations will be transferred to the new facility as soon as it becomes fully operational. The current facility is under lease and could be vacated as early as August of 1998. It is anticipated that the new facility will have excess capacity for all of 1998. The Company is in the process of drastically scaling down production in order to bring down inventory levels in line with anticipated demand.

     Cost of goods sold in the period from April 15, 1996 through December 31, 1996 amounted to $573,687 or approximately 41% of sales. Costs of goods sold during the year ended December 31, 1997 were $2,754,527, or approximately 43% of sales. Accordingly, gross profits for the 1996 Period and for the year ended December 31, 1997 amounted to $840,128 (approximately 59% of sales) and $3,688,367 (approximately 57% of sales), respectively. Management of the Company believes these percentage levels of gross profit compare favorably with industry norms, but that the pricing to Hubbard under the Distribution Agreement, the introduction of new products aimed at lower-priced market niches and the Company's excess inventory situation will result in lower gross profit percentages in 1998.

     Selling, general and administrative ("SG&A") expenses from April 15, 1996 through December 31, 1996 totaled $1,034,386, or approximately 73% of sales, representing the costs of establishing the Company infrastructure, including advertising and travel expenses of $120,000 for new product introductions. SG&A expenses for the year ended December 31, 1997 totaled $2,693,380 (approximately 42% of sales). Travel and advertising expenses totaled $808,000 as the Company continued to aggressively promote its brands and to introduce new brands such as Cordova(TM) and FORE(TM). Professional and consulting fees amounted to $512,000. Current levels of SG&A expense should remain relatively constant.

     The Company experienced a loss from operations from April 15, 1996 through December 31, 1996 of $194,258, principally due to the expenses of establishing the Company and formulating and promoting its first product lines. Income from operations in the year ended December 31, 1997 was $994,987, due principally to the significant increase in total sales as 1997 represented the Company's first full year of operations. Also contributing was a significant decrease in SG&A expenses as a percentage of sales. There can be no assurance that the Company will be able to increase, or maintain, its level of sales.

     Net interest expense for the 1996 Period was $27,369, representing the expense associated with loans obtained by the Company to support start-up costs and operations. The Company obtained additional loans of approximately $1,975,000 in 1997. Net interest expense for the year ended December 31, 1997 was $164,769. All the Company's loans were recapitalized on September 30, 1997 and interest expense for subsequent periods will, therefore, be decreased by approximately $60,000 per quarter. Interest expense attributable to the Company's 8% Convertible Debentures issued in connection with the Company's $3,000,000 financing on September 23, 1997 will increase interest expense by approximately $4,000 per quarter and the Company's new lines of credit and mortgage will increase interest expense by approximately $100,000 per quarter.

     Provision of income taxes for the year ended December 31, 1997 was $209,600. No provision for income taxes was recorded in the 1996 Period, as the Company experienced a loss for that period. The provision for income taxes for the year ended December 31, 1997, expressed as a percentage, varies from the statutory rates applicable in the United States due to the application of tax-loss carryovers from the prior periods.

     While the Company has been able to generate net profits in the past five quarters, the Company is still in the early stages of its growth and there can be no assurances that the Company's products will attain sufficient market acceptance or that expenses will stabilize at levels that will result in profits
in the future.   The Company's inventory imbalance and the need to revamp its distribution networks will result in a loss in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal cash requirements are for operating expenses consisting primarily of labor costs, raw materials (tobacco) purchases, including advance funding for growers, funding of accounts receivable and inventory of finished products. The Company has, since its inception, taken on substantial commitments relating to the construction of its facility in the Dominican Republic. Cash used in operations has consistently exceeded cash from operations as the Company has continued to expand its inventories and hire additional workers. The principal sources of cash for the Company have been from financing activities including the issuance of common stock and convertible preferred stock, as well as convertible debentures, and loans evidenced by promissory notes and advances from a related party. All promissory notes and advances were repaid or recapitalized during 1997.

     As of December 31, 1997, cash on hand was $425,908. As indicated above, the inventory situation will create a drain on cash flows for the immediate future. Management of the Company has taken several steps to attempt to increase the Company's available cash and ameliorate the instant cash flow drain. First, the Company has received approval from its bank for lines of credit totaling approximately $1.8 million through its Tabacalera subsidiary in the Dominican Republic to finance the Company's purchases of tobacco. Tabacalera has also applied for a mortgage on its facilities in the Dominican Republic, which were previously owned free and clear of any liens. The amount of the mortgage is approximately $300,000. Management of Tabacalera has been assured by the bank that the mortgage will be approved, but it has not yet been so approved and there can be no assurance that it will be.

     The Company is in default under certain terms of the Purchase Agreement dated as of September 22, 1997 with the Purchasers. Accordingly, certain penalty provisions are in effect that increase the interest rates on the Company's 8% Convertible Debentures and the dividend rate on the Company's Series B Preferred Stock to 16% from their prior levels of 8%. As this interest and dividends are, under most circumstances, payable in shares of the Company's common stock, and not in cash, they should not, in the opinion of management of the Company result in a considerable drain on the Company's cash reserves. The existence of this default, however, so long as it remains uncured, would prevent the Company from requiring the Purchasers to provide the additional up to $3,000,000 in funding to the Company under the Purchase Agreement.

     In addition to the loans and mortgage for which it has applied, the Company plans to sell a portion of its excess inventory of aged tobacco in the market and believes that it can obtain approximately $500,000 in such proceeds and still leave ample inventories to support sales in the second half of 1998 and the first half of 1999. Finally, Hubbard has agreed to pay the Company approximately $400,000 in past due invoices. Management of the Company believes that these measures will be adequate to support the Company's cash needs until sales momentum and related cash flow can be restored.

     The Company had negative cash flows from operating activities of $1,410,528 for the period from April 15, 1996 to December 31, 1996. Cash inflows from financing activities during that period totaled $2,040,589, consisting of $931,810 in net proceeds from sales of its capital stock and $975,000 in proceeds of loans evidenced by promissory notes from investors and $133,779 in advances from a related party. During that period the Company purchased property and equipment totaling $384,122. This resulted in cash available at the end of the period of $245,939. The Company incurred additional debt of approximately $1,975,000 in the period from December 31, 1996 through September 30, 1997 to support continued construction of its second manufacturing facility in the Dominican Republic and advanced construction costs for TAMBORIL AT THE PARK. On September 30, 1997, a total of $1,984,681 in aggregate principal and interest of the Company's debt was recapitalized by the issuance of 328,584 shares of Common Stock and 328,584 five-year warrants to purchase shares of Common Stock at an exercise price of $5.89 per Share. This recapitalization will materially decrease the Company's debt service requirements and, thus, increase the Company's cash available for operations. The Company also repaid an additional $1,149,935 in principal and accrued interest on its outstanding debt on September 30, 1997.

     From January 1 through December 31, 1997, the Company had negative cash flow from operations of $2,313,748, due to significant increases in accounts receivable ($1,235,972), inventory ($1,633,712) and advances to suppliers ($916,738), all attributable to the Company's increased sales activity. These were offset by net income of $752,502 for the year ended December 31, 1997.

     Net cash inflows from financing activities during the year ended December 31, 1997 was $3,508,574, representing approximately $2,600,000 in net proceeds of the Private Offering described in "RECENT SALES OF UNREGISTERED SECURITIES" and the recapitalization of the Company's debt. Cash flows used for investing activities during the year ended December 31, 1997 amounted to $904,821, primarily representing capital expenditures related to the construction of the Company's second manufacturing facility in the Dominican Republic. Capital expenditures for the remainder of 1998 are expected to be approximately $200,000.

INFLATION

     Inflationary trends in the time the Company has been in operation have not been material. Historically, cigar companies, especially manufacturers of premium cigars, have been able to pass most inflationary increases through to their customers through price increases.

TAXATION AND REGULATION; EXCISE TAXES

     Cigars have long been subject to federal, state and local excise taxes and it is frequently suggested that additional excise taxes be levied on such products to support various legislative programs. The federal excise tax on large cigars, such as those manufactured and distributed by the Company, is currently 12.75% of the manufacturer's selling price net of the excise tax and certain other exclusions, with a maximum tax of $30 per 1,000 cigars. The Company is unable to predict whether significant increases in such taxes will be enacted in the future. Such increases were proposed by the Clinton Administration in 1993 to fund that administration's health care reform
initiatives, but were not enacted by Congress.   Imposition of significant
increases in excise taxes could have a material adverse impact on the large cigar industry in general and the Company in particular.


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


FORWARD-LOOKING STATEMENTS


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Prospectus are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors that could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein is the Company's ability to implement its business strategy successfully, which will be dependent on business, financial, and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw material, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.


ITEM 7. FINANCIAL STATEMENTS.


     [SEE ATTACHED]



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL

DISCLOSURE.

None.

                                    PART III




  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference to Item 10 "DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS", included in the Prospectus.

Jean-Francois Perrault, Director, has been Vice President-Investments of SCC Canada Inc. since March 23, 1998. His prior employer Marlieu Lemaire Securities, ceased its securities operations on January 21, 1998.

The following persons failed to timely file the indicated reports required under
Section 16(a) of the Securities Exchange Act of 1934.


-----------------------------------------------------------------------------------------------------
REPORTING PERSON             TITLE                         FORM NOT FILED      TRANSACTIONS NOT
                                                                               REFLECTED
-----------------------------------------------------------------------------------------------------
Anthony Markofsky            President; Director             Form 3            Existing ownership of
                                                                               Company common stock
                                                                               upon effectiveness of
                                                                               the Company's Form
                                                                               10-SB
-----------------------------------------------------------------------------------------------------
Abraham Shafir               Director                        Form 3            "
-----------------------------------------------------------------------------------------------------
Thomas Knudson               Vice President; Director        Form 3            "
-----------------------------------------------------------------------------------------------------
David Rector                 Secretary; Director             Form 3            "
-----------------------------------------------------------------------------------------------------
Ian Markofsky                Beneficial owner of more        Form 3            "
                             than 10% of the                 Schedule 13D
                             Company's issued and
                             outstanding common stock
-----------------------------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer for the last three fiscal years for services rendered in all capacities of the Company.


          (a)                  (b)              (c)          (d)          (e)            (g)

Name                                                                      Other        Securities
and                                                                       Annual       Underlying
Principal                                                               Compensation    Options/
Position                       Year        Salary $        Bonus $           $           SARs # (5)

Abraham Shafir, Director,      1997         120,000                      35,600(3)       250,000
President and CEO (1)          1996         120,000                      37,000(3)

Anthony Markofsky, Director,   1997          55,083         14,000        8,100(4)        25,000
President and CEO (2)          1996          12,665              -        5,400(4)

No other executive officer received total compensation in excess of $100,000 during the year ended December 31, 1997. The Company does not have employment agreements with any of its executive officers. Commencing on January 1, 1998 the base salary for Mr. Shafir was increased to $180,000 per year and the salary for Mr. Markofsky was increased to $100,000 per year.

(1)  President and CEO from inception to April 28, 1997.

(2)  President and CEO since April 28, 1997.

(3) Other compensation relates to life insurance payments made by the Company on behalf of Mr. Shafir in the amount of $18,000, a company car and health insurance premiums.

(4)  Automobile allowance and health insurance premiums for Mr. Markofsky.

(5) Options to buy shares of common stock of the Company at $4 per share (market value at date of grant) with an expiration date of November 25, 2002.

The following table sets forth information concerning options granted during the year ended December 31, 1997 pursuant to the Company's stock option plan.

                                OPTION GRANTS IN YEAR ENDED DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------
             (a)                (b)                 (c)                   (d)               (e)

                            Number of             % of Total
                            Securities            Options/SARs
                            Underlying            Granted to            Exercise
                            Options/SARs          Employees in          or Base            Expiration
Name                        Granted (#)           Fiscal Year           Price ($/Sh)       Date
-----------------------------------------------------------------------------------------------------------------

Abraham Shafir                 250,000               68%                  $4.00           25-Nov-02
CEO President

Anthony Markofsky               25,000                7%                  $4.00           25-Nov-02

No options were exercised by any of the Company's executive officers. There was no repricing of options during the fiscal year ended December 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


Incorporated by reference to Item 15 "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT", included as Item 11 of the Prospectus.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to Item 19 "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS", included in the Prospectus.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) List of Exhibits

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

      4.4                Form of Warrant Certificate**

      4.5 Registration Rights Agreement dated as of September 22, 1997 among the Company, the Purchasers and the Placement Agents**

      5                  Opinion of Kaplan Gottbetter & Levenson, LLP dated
                         September 23, 1997**

      10.1               Distribution Agreement between the Company and
                         Hubbard Imports*

      10.2               Cigar Production Agreement between the Company and
                         Hubbard Imports***

      10.3               Consulting Agreement between the Company and
                         Viking****

      10.4               Stock Option Plan****

      21                 Subsidiaries of the Company*

      23.1 Consent of Goldstein Golub Kessler & Co., PC, independent certified public accounts*****

      23.2 Consent of Kaplan Gottbetter & Levenson, LLP, counsel to registrant*****

      99                 Press release dated October 1, 1997**


* Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed with the Commission on May 15, 1997, as amended.

** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 1, 1997.

*** Incorporated by reference to the Company's Form 10-QSB/A filed with the Commission on December 10, 1997.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on December 16, 1997.

***** Incorporated by reference to the Company's Registration Statement on Form
      SB-2 as declared effective by the Commission on January 28, 1998.


(b) The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 1997


---------------------------------------------------------------------------------------------------
Date                    Item Reported                                          Financial Statements
Filed                                                                          Included
---------------------------------------------------------------------------------------------------


October 1, 1997         Item 5.  Other Events.                                 None.

                        Conclusion of Company's $3 million financing
                        involving convertible debentures, convertible
                        preferred stock and common stock purchase warrants.
---------------------------------------------------------------------------------------------------
December 17, 1997       Item 5.  Other Events.                                 None.

                        Election of two new directors; adoption of Stock
                        Option Plan.
---------------------------------------------------------------------------------------------------

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TAMBORIL CIGAR COMPANY

    /s/ Anthony Markofsky
By:______________________
Anthony Markofsky
President

March 31, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ Anthony Markofsky
By: ___________________________________
     Anthony Markofsky
     President and Chief Executive Officer


Date: March 31, 1998


     /s/ Pedro J. Mirones
By:___________________________________
     Pedro J. Mirones
     Vice President and Chief Financial Officer
     (Principal Financial Officer and Principal Accounting Officer)


Date: March 31, 1998

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 1997
--------------------------------------------------------------------------------
  INDEPENDENT AUDITOR'S REPORT                                           F-2


  CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                         F-3
   Statements of Operations                                              F-4
   Statements of Stockholders' Equity                                    F-5
   Statements of Cash Flows                                              F-6
   Notes to Consolidated Financial Statements                         F-7 - F-14

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Tamboril Cigar Company


We have audited the accompanying consolidated balance sheet of Tamboril Cigar Company and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from April 15, 1996 (date operations commenced) to December 31, 1996 and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tamboril Cigar Company and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the period from April 15, 1996 (date operations commenced) to December 31, 1996 and for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

February 13, 1998, except for the
third and fourth paragraphs of
Note 6, as to which the date is
March 24, 1998


                                                          TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                                                       CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------
December 31, 1997
-------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash (Note 1)                                                                        $  425,908
  Accounts receivable - less allowance for doubtful accounts of $102,000 (Note 6)       1,424,668
  Inventory (Notes 1 and 2)                                                             2,447,650
  Advances to suppliers                                                                 1,098,326
  Other current assets                                                                     38,712
  Deferred income taxes (Note 9)                                                           30,400
-------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              5,465,664
Property and Equipment, net (Notes 1 and 3)                                             1,173,552
Other Assets                                                                              160,545
-------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                     $6,799,761
=================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  557,262
  Accrued expenses and other current liabilities                                          240,716
  Current maturities of long-term debt                                                      7,252
-------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                           805,230
Long-term Debt (Note 4)                                                                   225,534
-------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                 1,030,764
 ------------------------------------------------------------------------------------------------
Commitments (Note 8)
Stockholders' Equity (Notes 1, 4 and 7):
  Series B 8% convertible preferred stock - $.0001 par value; $50 stated value;
   authorized 116,000 shares, issued and outstanding 56,000 shares                              6
  Common stock - $.0001 par value; authorized 20,000,000 shares, issued and
   outstanding 5,903,894 shares                                                               590
  Additional paid-in capital                                                            5,347,562
  Foreign currency translation adjustment (Note 1)                                       (110,036)
  Retained earnings                                                                       530,875
-------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                              5,768,997
-------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $6,799,761
=================================================================================================

                                  See Notes to Consolidated Financial Statements

                                                      TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                                         CONSOLIDATED STATEMENT OF OPERATIONS
---------------------------------------------------------------------------------------------
                                                                PERIOD FROM
                                                             APRIL 15, 1996
                                                           (DATE OPERATIONS
                                                              COMMENCED) TO      YEAR ENDED
                                                                DECEMBER 31,     DECEMBER 31,
                                                                       1996         1997
---------------------------------------------------------------------------------------------
Net sales (Notes 1 and 6)                                        $1,413,815       $6,442,894

Cost of goods sold                                                  573,687        2,754,527
---------------------------------------------------------------------------------------------
Gross profit                                                        840,128        3,688,367

Selling, general and administrative expenses                      1,034,386        2,693,380
---------------------------------------------------------------------------------------------
Income (loss) from operations                                      (194,258)         994,987

Other income                                                              -          131,884

Interest expense                                                    (27,369)        (164,769)
---------------------------------------------------------------------------------------------
Net income (loss) before provision for income taxes                (221,627)         962,102

Provision for income taxes (Notes 1 and 9)                                -          209,600
---------------------------------------------------------------------------------------------
Net income (loss)                                                $ (221,627)      $  752,502
=============================================================================================
Earnings (loss) per common share (Note 1):
  Basic                                                          $     (.05)      $      .12
 ============================================================================================
Weighted-average shares used in computing earnings per
 share (Note 1):
  Basic                                                            4,651,502       5,657,656
 ============================================================================================

                                  See Notes to Consolidated Financial Statements

                                                                       TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1997
--------------------------------------------------------------------------------------------------------------
                                       SERIES B 8%                                                   FOREIGN
                                       CONVERTIBLE                                ADDITIONAL        CURRENCY
                                     PREFERRED STOCK          COMMON STOCK          PAID-IN        TRANSLATION
                                    SHARES       AMOUNT    SHARES     AMOUNT       CAPITAL         ADJUSTMENT
--------------------------------------------------------------------------------------------------------------

Issuance of common stock                 -           -   2,600,000    $ 260       $     (50)              -

Issuance of common stock for
 professional services                   -           -      25,000        2            4,998              -

Issuance of common stock for             -           -   2,833,338      283          989,717              -
 cash

Issuance of common stock in
 reverse acquisition (Note 1)            -           -     116,972       12          (58,412)             -

Net loss                                 -           -           -        -                -              -
--------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996             -           -   5,575,310      557          936,253              -

Issuance of common stock in
 connection with a recapitalization
 of notes payable and notes
 payable - stockholders (Note 4)         -           -     328,584       33        1,984,648              -

Issuance of Series B 8%
 convertible preferred stock        56,000          $6           -        -        2,426,661              -

Foreign currency translation             -           -           -        -                -      $(110,036)
 adjustment

Net income                               -           -           -        -                -              -
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997        56,000          $6   5,903,894  $   590      $ 5,347,562      $(110,036)
==============================================================================================================
                               TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
======================================================================

YEAR ENDED DECEMBER 31, 1997
----------------------------------------------------------------------
                                       RETAINED
                                       EARNINGS
                                     (ACCUMULATED       STOCKHOLDERS'
                                       DEFICIT)            EQUITY
----------------------------------------------------------------------
Issuance of common stock                        -        $      210

Issuance of common stock for
 professional services                          -             5,000

Issuance of common stock for                    -           990,000
 cash

Issuance of common stock in
  reverse acquisition (Note 1)                  -           (58,400)

Net loss                                $(221,627)         (221,627)
----------------------------------------------------------------------

Balance at December 31, 1996             (221,627)          715,183

Issuance of common stock in
 connection with a recapitalization
 of notes payable and notes
 payable - stockholders (Note 4)                -         1,984,681

Issuance of Series B 8%
 convertible preferred stock                    -         2,426,667

Foreign currency translation                    -          (110,036)
 adjustment

Net income                                752,502           752,502
----------------------------------------------------------------------
Balance at December 31, 1997            $ 530,875        $5,768,997
======================================================================

                                  See Notes to Consolidated Financial Statements


                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------
                                                                 PERIOD FROM
                                                              APRIL 15, 1996
                                                            (DATE OPERATIONS
                                                               COMMENCED) TO        YEAR ENDED
                                                                DECEMBER 31,      DECEMBER 31,
                                                                        1996              1997
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                             $   (221,627)      $   752,502
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Depreciation and amortization                                     24,324            95,517
    Provision for doubtful accounts                                   15,000            87,000
    Deferred income taxes                                                  -           (30,400)
    General and administrative expenses paid by issuance of
     common stock                                                      5,000                 -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                                (290,696)       (1,235,972)
     Increase in inventory                                          (813,938)       (1,633,712)
     Increase in advances to suppliers                              (181,588)         (916,738)
     Increase in other current assets                                (31,419)           (7,293)
     Increase in other assets                                       (103,550)          (34,665)
     Increase in accounts payable                                    122,308           434,955
     Increase in accrued expenses and other
      current liabilities                                             65,658           175,058
----------------------------------------------------------------------------------------------
           NET CASH USED IN OPERATING ACTIVITIES                  (1,410,528)       (2,313,748)
----------------------------------------------------------------------------------------------
Cash flows used in investing activity - purchase of property,
 plant and equipment                                                (384,122)         (904,821)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable                            250,000                 -
  Proceeds from issuance of notes payable - stockholders             725,000         1,975,000
  Repayment of notes payable and notes payable - stockholders              -          (965,319)
  Proceeds from (repayments of) loans by related party               133,779          (133,779)
  Proceeds from issuance of common stock                             931,810                 -
  Proceeds from issuance of Series B convertible preferred stock           -         2,426,667
  Proceeds from issuance of debentures                                     -           173,219
  Proceeds from loan payable - bank                                        -            32,786
----------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               2,040,589         3,508,574
----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    -          (110,036)
----------------------------------------------------------------------------------------------
Net increase in cash                                                 245,939           179,969
Cash at beginning of period                                          - 0 -             245,939
----------------------------------------------------------------------------------------------
Cash at end of period                                             $  245,939       $   425,908
==============================================================================================

                                  See Notes to Consolidated Financial Statements

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  1.  PRINCIPAL BUSINESS        Tamboril Cigar Company is a manufacturer and
      ACTIVITY AND              distributor of handmade cigars. The tobacco is
      SIGNIFICANT ACCOUNTING    purchased and the cigars are manufactured at
      POLICIES:                 facilities in the Dominican Republic and sold to
                                retail tobacconists throughout the United
                                States.

                                The accompanying consolidated financial
                                statements at December 31, 1996 and 1997 and for the period from April 15, 1996 (date operations commenced) to December 31, 1996 and for the year ended December 31, 1997 include the accounts of Tamboril Cigar Company ("Tamboril," formerly Idaho Leadville Mines Co.) Tamboril Cigar International Inc. ("International") and Tamboril Cigar International Inc.'s wholly owned and majority-owned subsidiaries, Diversified
                                Tobacco Company ("Diversified") and Tabacalera Tamboril SA. ("Tabacalera") (collectively the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

                                On October 23, 1996, from a legal standpoint, Tamboril acquired all of the outstanding common stock of International and, accordingly, is shown in these financial statements as the parent. However, for accounting purposes the acquisition has been treated as a recapitalization of International with International as the acquirer (reverse acquisition).

                                Revenue from the sale of products is recognized at the date of shipment to customers.

                                Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term.

                                The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits. It has not experienced any losses to date resulting from this policy.

                                Inventory is stated at the lower of cost (first-in, first-out method) or market. In accordance with generally recognized industry practice, all leaf tobacco inventory is classified as current although portions of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year.

                                For federal income tax purposes, Tamboril, International and Diversified are included in the consolidated tax return of Tamboril. Tabacalera files an income tax return in the Dominican Republic.

                                All assets and liabilities of the foreign subsidiary are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity.

                                Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and has provided the pro forma disclosures as if the Company had adopted the cost recognition requirements (see Note 10).

                                The Company and the cigar industry in general have recently experienced shortages in certain types of natural wrapper and filler due to the increase in demand for tobacco for premium cigars. Although the shortages have not materially impacted cigar production, no assurance can be made that future shortages will not have an adverse effect on the Company.

                                In 1997, the Financial Accounting Standards
                                Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No.
                                128. Diluted earnings per share amounts are not presented because they are antidilutive.

                                Costs incurred for producing and communicating advertising are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. Advertising expenses were approximately $70,000 and $575,000 for the period ended December 31, 1996 and for the year ended December 31, 1997, respectively.

                                The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

  2.  INVENTORY:                At December 31, 1997, inventory consists of the following:
                                Raw materials                                      $ 1,729,092
                                Finished goods                                         718,558
                                --------------------------------------------------------------
                                                                                   $ 2,447,650
                                ==============================================================

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.  PROPERTY AND EQUIPMENT:     At December 31, 1997, property and equipment, at cost, consists of the following:

                                                                                                    Estimated
                                                                                                   Useful Life
                                ------------------------------------------------------------------------------
                                Machinery and equipment                             $  587,247    5 to 7 years
                                Land                                                    93,220
                                Buildings and building improvements                    448,639        20 years
                                Furniture and fixtures                                  25,728         5 years
                                Computers                                               43,904         5 years
                                Leasehold improvements                                  90,205   Term of lease
                                ------------------------------------------------------------------------------
                                                                                     1,288,943
                                Less accumulated depreciation and amortization         115,391
                                ------------------------------------------------------------------------------
                                                                                    $1,173,552
                                ==============================================================================

                                At December 31, 1997, approximately $1,136,000 of the Company's property and equipment (net of $79,127 accumulated depreciation) is located in the Dominican Republic.

4.  LONG-TERM   DEBT:           At December 31, 1997, long-term debt consists of the following:
                                Loan payable to a bank in monthly installments of $839 through
                                December 2001, including interest, at 9.35% per annum.                $ 32,786

                                8% convertible debenture due September 1999.  On September 23,
                                1997, the Company sold $200,000 face amount of 8% convertible debentures ("Debentures") which are convertible, prior to maturity, into shares of the Company's common stock (see Note 7).  Interest
                                is payable quarterly.                                                  200,000
                                ------------------------------------------------------------------------------
                                                                                                       232,786
                                Less current portion                                                     7,252
                                ------------------------------------------------------------------------------
                                                                                                      $225,534
                                ==============================================================================

                                Aggregate maturities of long-term debt are as follows:

                                Year ending December 31,
                                          1998                                                        $  7,252
                                          1999                                                         207,975
                                          2000                                                           8,770
                                          2001                                                           8,789
                                ------------------------------------------------------------------------------
                                                                                                      $232,786
                                ==============================================================================

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                On September 30, 1997, the Company reached an agreement with the holders of the Company's notes payable and notes payable -stockholders, by which the Company repaid $965,319 of its outstanding notes payable plus accrued interest. The remaining notes payable in an aggregate amount $1,984,681 were exchanged for 328,584 shares of its common stock and 328,584 warrants to purchase its common stock. The warrants are exercisable at any time up to the fifth anniversary of their issuance at an exercise price of $5.89 per share.

                                Based on the borrowing rates currently available for loans with similar terms and average maturities, the fair value of long-term debt approximates the carrying amount.

  5.  RELATED PARTY             In 1996, the Company purchased furniture and
      TRANSACTIONS:             fixtures from United Health Partners
                                Inc. ("UHP"), a company that has a
                                stockholder and officer that is a stockholder and officer of the Company.

                                The Company assumed the office lease of UHP in April 1996.

                                At December 31, 1996, the Company had an amount due UHP of approximately $134,000 that is noninterest-bearing. This amount was repaid during 1997.

  6.  MAJOR CUSTOMER:           During the year ended December 31, 1997, sales
                                to one customer accounted for approximately 79% of net sales. After entering into a distribution agreement (the "Agreement") with this customer, substantially all the Company's sales were to this customer. This customer comprised approximately 90% of the Company's accounts receivable at December 31, 1997.

                                On July 7, 1997, the Company entered into a distribution agreement with this major customer. Part of the compensation given to this major customer under the agreement was the issuance of 200,000 warrants to purchase shares of common stock of the Company at an exercise price of $5.85. These warrants were subsequently canceled.

                                The Agreement between the Company and its major customer provided that the Company and the major customer would agree in January of each year (beginning in 1998) as to the minimum purchase commitment for the upcoming year. As of March 20, 1998 the major customer had not yet agreed to its purchase commitment for 1998 and the Company gave notice of its intent to terminate the Agreement. Pursuant to a new agreement, in principle, reached by the Company and the major customer on March 24, 1998, the major customer would continue to sell the Company's products in six states and continue to service any national accounts it currently services. The Company will either work with the major customer's sub-distributors or align itself with independent distributors.

                                Management of the Company did not fully
                                anticipate the difficulties subsequently encountered with the major customer. Since learning of the major customer's inventory surpluses in March of 1998, the Company has moved quickly to approach alternative distributors of the Company's products. The disruption of sales and distribution activity occasioned by the major customer's inventory imbalances will result in depressed sales of the Company's products during the first calendar quarter of 1998. The Company is working to re-establish independent distribution in the 44 states that will not be reserved to the major customer going forward and to assist the major customer in selling the Company's products in the major customer's six remaining states so that inventories of the Company's products are reduced to commercially viable levels and the major customer will begin re-ordering product from the Company. Management of the Company has estimated that it will take from four to six months for the situation in the major customer's states to stabilize and for significant orders from the major customer to commence once again. There can, however, be no assurance that the major customer will be successful in reducing such inventories or that the major customer will not chose to sell the Company's cigars at deep discounts in the major customer's states, further depressing the market for the Company's products in those states.

  7.  STOCKHOLDERS' EQUITY:     On April 16, 1996, the Company issued 25,000
                                shares of common stock to its attorney in exchange for services valued at $5,000.

                                On October 23, 1996, the Company issued 116,972 shares of common stock to the stockholders of Tamboril in a transaction accounted for as a reverse acquisition (see Note 1).

                                On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement with several purchasers, pursuant to which the Company agreed to sell up to an aggregate of $200,000 (see Note
                                4) of the Company's Debentures and $5,800,000 stated amount of the Company's Series B 8% convertible preferred stock (the "Series B Preferred Stock"). The Company canceled its previously authorized Series A Preferred Stock, of which no shares were ever issued. On September 23, 1997, the Company sold $200,000 face amount of the Debentures and 56,000 shares ($2,800,000 stated amount) of the Series B Preferred Stock and issued a total of 225,000 warrants to purchase shares of its common stock, exercisable at any time up to the fifth anniversary of their issuance, at an exercise price of $5.89 per share. At December 31, 1997, dividends in arrears were approximately $61,000.

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                The Debentures and the Series B Preferred Stock are convertible at their stated values into shares of the Company's common stock at the lower of $4.71 per share, or 77-1/2% of the average per share market value for the five trading days immediately preceding the conversion date. The Series B Preferred Stock pays a cumulative dividend of 8% and has the right to receive dividends and a preference upon liquidation superior to the rights of holders of common stock.

  8.  COMMITMENTS:              The Company has entered into noncancelable
                                operating leases for office and warehouse facilities, which expire in March 2001. The approximate future minimum rental commitments under these leases, exclusive of required payments for increases in certain operating costs, are as follows:

                                Year ending December 31,
                                             1998                                                      $ 93,000
                                             1999                                                        99,000
                                             2000                                                        99,000
                                             2001                                                        25,000
                                -------------------------------------------------------------------------------
                                                                                                       $316,000
                                ===============================================================================

                                The office lease has an option to renew for five years at a base rent, as defined. Rent expense for the period ended December 31, 1996 and for the year ended December 31, 1997 was approximately $38,000 and $98,000, respectively.

                                The Company's lease commitment for office space is guaranteed by a stockholder of the Company.

                                At December 31, 1997, the Company was committed under agreements with tobacco suppliers to purchase approximately $3,100,000 of tobacco by June 30, 1998.

9.  INCOME TAXES:               For the year ended December 31, 1997, the provision for income taxes consists of:
                                Current:
                                 Federal                                                               $174,000
                                 State and local                                                         17,000
                                 Foreign                                                                 49,000
                                -------------------------------------------------------------------------------
                                    TOTAL CURRENT                                                       240,000

                                Deferred income tax benefit                                             (30,400)
                                -------------------------------------------------------------------------------
                                                                                                       $209,600
                                ===============================================================================

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

                                                                      Period ended      Year ended
                                                                      December 31,    December 31,
                                                                              1996            1997
                                ------------------------------------------------------------------
                                Provision at federal statutory rate             34 %            34 %
                                State income taxes, net of federal income
                                 tax benefit                                     -               1
                                Foreign income not taxed in U.S., net of
                                 foreign income taxes                            -              (6)
                                Utilization of net operating loss
                                 carryforwards                                   -              (7)
                                Valuation allowance for deferred tax asset     (34)              -
                                ------------------------------------------------------------------
                                                                               - 0 - %          22 %
                                ==================================================================

                                At December 31, 1997, the components of deferred income taxes and the deferred income tax provision, resulting from the differences in the bases of assets and liabilities for income tax and financial reporting purposes, and other items are as follows:

                                Current:
                                 Allowance for doubtful accounts                                       $36,700
                                 Other                                                                  (6,300)
                                ------------------------------------------------------------------------------
                                                                                                       $30,400
                                ==============================================================================

10.  STOCK OPTION PLAN:         The Company has a stock option plan (the "Option
                                Plan") in which 500,000 common shares have been reserved for future issuance. The Option Plan provides for the issuance of incentive stock options and nonincentive stock options for the sale of shares of common stock to employees and nonemployee directors of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any incentive stock option granted to an employee or nonemployee director owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the incentive stock option grant.
                                The term of each option, which may not exceed five years, and the manner of exercise are determined by the board of directors.

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                A summary of the status of the Company's Option Plan as of December 31, 1997 and changes during the year is as follows:

                                                                                              Weighted-Average
                                Fixed Options                                     Options      Exercise Price
                                ------------------------------------------------------------------------------
                                Outstanding at beginning of year                    - 0 -              - 0 -
                                Granted during year                               370,000             $ 4.00
                                ------------------------------------------------------------------------------
                                   OUTSTANDING AT END OF YEAR                     370,000             $ 4.00
                                ==============================================================================

                                The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                                           Weighted-
                                                             Number         Average        Weighted-
                                                          Outstanding      Remaining        Average
                                   Range of                   and         Contractual       Exercise
                                Exercise Price            Exercisable        Life            Price
                                -------------------------------------------------------------------------------
                                $4.00                       370,000        4.92 years       $ 4.00
                                ===============================================================================

                                If the Company had elected to recognize
                                compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per common share for the year ended December 31, 1997 would have been adjusted to the pro forma amounts indicated in the table below:


                                                                                  As Reported         Pro Forma
                                -------------------------------------------------------------------------------
                                Net income                                          $752,502           $679,502
                                ===============================================================================

                                Earnings per common share:
                                 Basic                                             $     .12           $    .11
                                ===============================================================================

                                The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5.6%, (ii) expected life of five years, (iii) expected volatility of 20%, and (iv) expected dividends of $0.

                                         TAMBORIL CIGAR COMPANY AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  FOREIGN OPERATIONS:        The Company operates principally in two
                                geographic areas: the United States and the Dominican Republic. Following is a summary of information by area:

                                December 31,                                          1996                 1997
                                -------------------------------------------------------------------------------
                                Net sales to unaffiliated customers:
                                 United States                                  $1,413,815           $6,442,894
                                 Dominican Republic                                  - 0 -                - 0 -
                                -------------------------------------------------------------------------------
                                    NET SALES AS REPORTED IN THE ACCOMPANYING
                                    CONSOLIDATED STATEMENT OF OPERATIONS        $1,413,815           $6,442,894
                                ===============================================================================

                                Inter-area sales:
                                 United States                                       - 0 -                - 0 -
                                 Dominican Republic                             $  538,604           $2,855,415
                                -------------------------------------------------------------------------------
                                    TOTAL INTER-AREA SALES                      $  538,604           $2,855,415
                                ===============================================================================
                                December 31,                                          1996                 1997
                                -------------------------------------------------------------------------------
                                Income (loss) from operations:
                                 United States                                  $  383,024           $  (14,801)
                                 Dominican Republic                                369,478             (206,826)
                                -------------------------------------------------------------------------------
                                    NET INCOME (LOSS) AS REPORTED IN THE
                                    ACCOMPANYING CONSOLIDATED STATEMENT
                                    OF OPERATIONS                               $  752,502           $ (221,627)
                                ===============================================================================

                                Identifiable assets:
                                 United States                                  $2,032,692           $  806,453
                                 Dominican Republic                              4,691,309            1,182,378
                                -------------------------------------------------------------------------------
                                                                                 6,724,001            1,988,831
                                General corporate assets                            82,060               23,097
                                -------------------------------------------------------------------------------
                                    TOTAL ASSETS AS REPORTED IN THE
                                    ACCOMPANYING CONSOLIDATED BALANCE SHEET     $6,806,061           $2,011,928
                                ===============================================================================

                                Inter-area sales are accounted for at cost and are eliminated in consolidation in the accompanying consolidated statement of operations. Identifiable assets are those that are identifiable with operations in each geographic area. General corporate assets consist of organizational costs.