Form 10QSB
period 1998-03-31
TAMBORIL CIGAR CO
filed 1998-05-20
CIK 1028153

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549
                                  Form 10-QSB


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the transition period from ............. to ................................

Commission file number   0-22573
                         -------

                            TAMBORIL CIGAR COMPANY
         -------------------------------------------------------------
                    (Exact name of small business issuer as
                            specified in its charter)


            Delaware                                     65-0774638
            --------                                  -------------------
 (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                     Identification No.)


                             2600 S.W. 3rd Avenue
                                Miami, FL 33129
                       --------------------------------
                   (Address of principal executive offices)

                                (305)  860-9887
                       --------------------------------
                           (Issuer's telephone number)

                              Not Applicable
            -------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X.. No ...

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ... No ...

APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,976,598 shares of Common Stock, par value $.0001 per share

 Transitional Small Business Disclosure Format (check one);

Yes ... No X..

PART I--FINANCIAL INFORMATION


 ITEM 1. FINANCIAL STATEMENTS.

[To Come]


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion relates to the consolidated results of operations and financial condition of the Company and its two principal operating subsidiaries, Tamboril Cigar International Inc. ("TCI") and Tabacalera Tamboril S.A. ("Tabacalera").

     Tamboril Cigar Company (the "Company") previously entered into a Distribution Agreement dated July 7, 1997 (the "Distribution Agreement") and a Cigar Production Agreement dated October 1, 1997 (the "Production Agreement") (the Distribution Agreement and the Production Agreement being sometimes referred to herein as the "Agreements") with Hubbard Imports, a Florida partnership ("Hubbard"). Under the Distribution Agreement, the Company appointed Hubbard as exclusive distributor in the United States for the Company's Tamboril/TM/, Cordova/TM/ and Fore/TM/ cigar products. Under the Production Agreement, the Company agreed to manufacture for Hubbard a line of Hamilton House Select/TM/ cigars. Both the Distribution Agreement and the Production Agreement provided for minimum purchase commitments from Hubbard in 1997 and stated that Hubbard would, in January of each year beginning with 1998, undertake to purchase a mutually agreed upon number of cigars in the calendar year beginning that January.

     In January of 1998, Hubbard failed to agree to minimum purchase requirements under the Distribution Agreement and the Production Agreement. Hubbard has not ordered any cigars from the Company since December 31, 1997 and, given the course of events since that date it is very unlikely that they will do so. The failure of Hubbard to abide by its prior agreements and its failure to notify the Company of various deficiencies in Hubbard's inventory controls and sales reporting systems resulted in an abrupt, unanticipated disruption of the Company's sales and distribution. These disruptions have had a material adverse impact on the Company's sales and profitability in the three month period ended March 31, 1998, and will have a similar impact on the Company's business in the three month period ending June 30, 1998. The Company has undertaken efforts to ameliorate the effects of these developments by attempting to forge distribution agreements with regional distributors across the United States and in Europe. The results of the Company's efforts in this regard to date are discussed below under the caption "RESULTS OF OPERATIONS" and the material adverse impact of these developments on the Company's cash flow and the need to seek alternative sources of liquidity while the

Company revamps its distribution organization are discussed under the heading "LIQUIDITY AND CAPITAL RESOURCES."

     Due to Hubbard's failure to agree to its 1998 minimum commitments and other breaches of its obligations to the Company, on March 20, 1998, the Company gave notice to Hubbard of its intention to terminate the Agreements. On or around March 24, 1998, the Company and Hubbard reached an agreement in principle pursuant to which the Company's distribution channels would be reorganized and Hubbard relegated to a less significant role. Central to the agreement in principle was the undertaking of Hubbard to pay all outstanding invoices for cigars previously shipped to Hubbard. Negotiations between Hubbard and the Company with regard to various issues concerning the agreement in principle continued into the first week of April, 1998 but the parties were unable to resolve them satisfactorily.

     In the view of management of the Company Hubbard was, and continues to be, in breach of various terms of the Agreements including the failure to pay for cigars previously delivered under the Production Agreement. This amount owed to the Company is approximately $407,000. The Company also believes that Hubbard is in breach of various provisions of the Distribution Agreement. The Company intends to vigorously pursue its rights against Hubbard and its affiliates, through litigation if necessary. Although the Company believes that its claims against Hubbard and its affiliates are well grounded and have a reasonable likelihood of success, there can be no assurance that the Company would be successful in its claims against Hubbard and its affiliates were it to pursue litigation or that it would be able to collect if it were to prevail.

     The negative impact of the Hubbard situation was further exacerbated by developments in the overall market for cigars. During the first quarter of 1998, the market for sales in the United States of premium cigars has been negatively impacted by excess inventories at the wholesale and retail levels. The Company has been particularly impacted by this excess inventory since its brands are relatively new and have limited brand recognition. It is anticipated that higher than normal inventory levels will negatively impact the sales and profits of the Company for at least the first six months of 1998. Management of the Company believes that the demographic factors underlying the growth in the cigar market since 1993 will contribute to reverse this inventory imbalance and that normal order levels will be reestablished during 1998. While the Company has taken, and will continue to take, measures calculated to counteract the effects of these developments, there can be no assurance that the Company will be able to recover from this excess inventory situation and generate sufficient revenues and cash flow to maintain operations.



     As previously stated, the loss of Hubbard as a distributor will negatively impact the Company's sales, profits or loss, and liquidity for at least the first two quarters of 1998. In light of the termination of Hubbard, the Company has aggressively recruited local and regional distributors to distribute the Company's cigars. Negotiations are underway in over twenty states and management of the Company believes that potential distributors have been very receptive to the Company's products and pricing policies. Management is aggressively seeking to finalize such arrangements, though none has as yet been concluded.

     Based on its initial negotiations, management of the Company believes that the distribution arrangements it will be able to put into place will be at least as advantageous to the Company as were the Hubbard arrangements, though it will take several months at a minimum to complete these arrangements and to begin to process substantial orders. Even if the Company is successful, the delays in building sales and the ongoing expenses of operations will result in substantial losses during this period.

     If, however, the Company were unable to establish satisfactory distribution arrangements, the ability of the Company to generate sales would be materially negatively impacted. The absence of sales and associated cash flow would materially negatively impact the Company's liquidity and its ability to pay its expenses as they come due. The Company is exploring other sources of capital to fund its operations while it revamps its sales organization, though there can be no assurance that the Company will be successful in obtaining such financing on acceptable terms or at all. If such financing were necessary and if the Company were unsuccessful in obtaining such financing, the failure of the Company to obtain such financing would impair its ability to continue as a going concern.

     The failure to obtain the over $400,000 owed to the Company by Hubbard will have a material adverse effect on the liquidity of the Company. The Company has obtained alternative sources of financing to augment its liquidity including lines of credit of approximately $1,800,000 (for use to finance tobacco purchases) and has applied for a mortgage of approximately $300,000 on real property owned outright by the Company in the Dominican Republic. These will not fully offset, however, the loss of the $400,000 from Hubbard until the Company can take actions to recover those amounts.

  RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1998 AS COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1997

     Net sales for the three months ended March 31, 1998 were $244,019, which represented a decline of $543,980, or 69%, from sales of $787,999 in the three months ended March 31, 1997. In the three months ended March 31, 1997, the Company was distributing its cigars through retail tobacconists and regional distributors that had been organized by the Company's in-house sales and marketing staff. Upon entering into the Distribution Agreement with Hubbard, Hubbard was named the Company's exclusive

United States distributor and the Company, accordingly, discontinued all direct sales efforts. Upon the unexpected cessation of cigar purchases by Hubbard and the resulting termination of the Distribution Agreement, the Company was left with no distribution for its products. The sales of $244,019 in the three months ended March 31, 1998 represent the Company's efforts in the month of March to begin to reestablish a distribution network of retail tobacconists and regional distributors under the direction of Company staff. Approximately $200,000 of such sales were discount sales of discontinued cigar models.

     To date, the Company has received purchase orders from approximately 15 new distributors, representing a geographic area of 26 states. Management is actively seeking to embody these arrangements in binding contracts. Management of the Company believes that the new distributors will provide substantially more sales and inventory controls than did Hubbard and that the terms of the arrangements with such distributors will be more beneficial to the Company in terms of pricing structure and point-of-sale support, though there can be no assurance that this will be the case. Management of the Company believes that it will take at least six months before the Company will be able to arrange sufficient distribution programs to return sales to the levels experienced in the latter months of 1997. There can, of course, be no assurance that the Company will be successful in returning sales to those levels, or that sales will be sufficient to cover the Company's expenses.

     Gross profit for the three months ended March 31, 1998 was $24,363, or 10% of sales, down substantially from 67%, or $527,900 in the year earlier period. This reduction was due primarily to an increase in the cost of goods sold from 33% ($260,099) in the three months ended March 31, 1997 to 90% ($219,656) in the period ended March 31, 1998. This increase was primarily due to the fact that the vast majority of sales in the quarter (approximately 83%) were discounted sales of discontinued cigar models.

     Selling, general and administrative expense in the three months ended March 31, 1998 was $1,057,743, up 39.2% or $297,929 from $759,814 in the three months ended March 31, 1997. This increase was due primarily to costs of $112,000 in "liquidated damages" of $28,000 per month during the period incurred due to Events of Default under the Company's Series B Shares, see "Item 3. Defaults Upon Senior Securities," increased bad debt allowance and increased professional and consulting fees.

     Loss from operations in the three months ended March 31, 1998 was $1,033,380, up from $231,914 in the three months ended March 31, 1997. This was occasioned by the lack of sales due to the cessation of purchases from the Company by Hubbard, the fact that the Company had increased expenditure levels in anticipation of continued sales from Hubbard, as well as the extreme reduction in gross profit percentage due to discounted sales of discontinued cigar models.

     The Company's interest expense for the three months ended March 31, 1998 was $8,001, down $20,429 or 71.8% from the three-months ended March 31, 1997, representing the results of the Company's recapitalization of most of its outstanding debt in September of 1997. Interest expense in subsequent quarters will increase, as the Company intends to borrow to finance tobacco purchases and take out a mortgage on its production facilities in the Dominican Republic as a result of the unavailability of sufficient revenues to fund these activities. See "LIQUIDITY AND CAPITAL RESOURCES."

     Net loss in the three months ended March 31, 1998 was $879,915, up from $260,334 in the three months ended March 31, 1997, an increase of $619,581 or approximately 238%. The substantial decrease in sales in the quarter was the primary reason for the increase in the net loss.

 LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, cash on hand was $67,127, which if not augmented would suffice to fund the Company's operations for approximately one month. The Company obtained loans aggregating approximately $470,000 in the three months ended March 31, 1998, consisting of approximately $270,000 under a line of credit in the Dominican Republic dedicated to tobacco purchases and $200,000 from Jenadosa Holdings Limited, a shareholder of the Company. Without these loans, the Company would not have been able to meet its obligations as they came due. The Company's cash position has been materially negatively impacted by the sudden cessation of purchases from the Company by Hubbard and Hubbard's refusal to pay in excess of $400,000 due and owing to the Company in respect of prior shipments of cigars.

     The Company's line of credit in the Dominican Republic is for approximately $1.8 million, which may only be used for tobacco purchases. Borrowings to date under the line of credit total approximately $270,000. Interest on the line of credit is at prime in the Dominican Republic, which is currently twenty percent (20%) per annum. The Company has also applied for a mortgage of approximately $300,000 on its Dominican facilities, which are currently owned free and clear of any liens. Management of the Company has been assured by its bank in the Dominican Republic that the mortgage will be approved but it has not yet been approved and there can be no assurance that it will be. Management intends to explore sales of aged tobacco from excess inventories to other manufacturers to enhance liquidity. Management's goals in such sales are to raise approximately $400,000 to $500,000. There can be no assurance that management will be successful in locating buyers at prices advantageous to the Company or at all. Failure to do so would further exacerbate the Company's current liquidity crisis.

  From its inception in April of 1996, the Company's cash used in operations has exceeded its cash generated from operations as the Company has increased inventories and staff in the effort to establish the Company's brands and achieve initial market penetration.

The Company has financed these expanding operations from its financing activities, which have included loans, sales of common stock and a $3 million financing completed in September 23, 1997 which consisted of an institutional placement of convertible debentures and convertible preferred stock.

     The Company had negative cash flows from operations of $637,369 in the three months ended March 31, 1998, which is essentially even with negative cash flows from operations of $684,355 in the first three months of 1997. The principal causes of this negative cash flow were large increases in inventory of $702,283 and a net loss of $879,915. Cash inflows from financing activities during the three months ended March 31, 1998 totaled approximately $471,289, representing $271,189 in borrowings under the line of credit and $200,000 in loans from a stockholder. Cash inflows in the three months ended March 31, 1997 consisted of $675,000, representing the proceeds of sales of notes to investors. Cash on hand at March 31, 1998 was $67,127, compared with $98,980 on March 31, 1997. The Company intends to meet its cash needs in the three-month period to end on June 30, 1998 through sales to new distributors, sales of its excess inventory of aged tobacco and additional borrowings.

     The Company is currently in default of certain terms of the Purchase Agreement pursuant to which the $3 million financing was completed. See "Item
3. Defaults Upon Senior Securities." The effect of such default is to increase the interest rate on the $200,000 principal amount of convertible debentures from 8% to 16%, to increase the dividend rate on the $2.8 million stated amount of convertible preferred stock from 8% to 16% and to require the Company to pay the Purchasers under the Purchase Agreement "liquidated damages" in an amount equal to 1% of the aggregate stated amount of the Series B Shares issued and outstanding for each month in which the Company remains in default.

     The effect of these penalty provisions will be to further limit the Company's liquidity. The Company intends to alleviate the drain on cash from these provisions by paying the increased interest and dividends in shares of Common Stock, provided that the Purchasers consent. The liquidated damages are payable in cash only, unless the Purchasers elect to accept Common Stock in lieu thereof. Moreover, the existence of these defaults prevents the Company from requiring the Purchasers to invest up to an additional $3 million as provided for in the Purchase Agreement, so long as the defaults remain in effect.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     On September 22, 1997 the Company entered into a purchase agreement (the "Purchase Agreement") with Infinity Emerging Opportunities Limited ("Infinity"), Summit Capital Limited ("Summit"), Glacier Capital Limited ("Glacier") (Infinity, Summit and Glacier sometimes being collectively referred to herein as the "Purchasers"), Brown Simpson, LLC ("Brown Simpson") and Refco Securities, Inc. ("Refco") pursuant to which the Company issued to the Purchasers, Refco and Brown Simpson an aggregate of $200,000 face amount of the Company's 8% Convertible Debentures due September 22, 1999, $2,800,000 aggregate stated amount of the Company's Series B Convertible Preferred Stock (the "Series B Shares") and 225,000 Warrants to purchase shares of the Company's Common Stock. The Purchase Agreement was filed as an Exhibit to the Company's Current Report on Form 8-K filed with the Commission on October 1, 1997. Reference is hereby made to the Purchase Agreement for all the terms thereof, and of the Convertible Debentures, the Series B Shares and the Warrants. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed to them in the Purchase Agreement.

     Under the terms of the Purchase Agreement, the Debentures and the Certificate of Designation of the Series B Shares, the Company undertook to (1) file a registration statement with respect to the Underlying Shares into which the Debentures and the Series B Shares are convertible and for which the Warrants are exercisable within twenty (20) days from the closing date of September 23, 1998 (the "Closing Date"), (2) to cause the Company's Common Stock to be listed for trading on the Nasdaq SmallCap Stock Market ("Nasdaq") within ninety days from the Closing Date, (3) to pay interest on the Debentures and dividends on the Series B Shares quarterly on the last day of March, June, September and December of each year so long as and the Debentures and Series B Shares, respectively, remain outstanding and (4) to perform various other tasks related to the Common Stock and its trading market. Failure to meet any of these conditions would result in an event of default under the Purchase Agreement. Upon an event of default various penalty and liquidated damage provisions apply.

     HW Partners, L.P., in its role as Purchasers' Representative under the Purchase Agreement, has notified the Company that, in its view, the Company's failure to pay interest on the Debentures on December 31, 1997 and dividends on the Series B Shares on March 31, 1998 each constituted an Event of Default under the Purchase Agreement.

     The Company has previously disclosed in its Annual Report on Form 10-KSB for the year ended December 31, 1997, that it is in default under certain terms of the Purchase Agreement, that certain penalty provisions are in effect that increase the interest rates on the Company's 8% Convertible Debentures and the dividend rate on the Company's Series B Preferred Stock to 16% from their prior levels of 8%. In addition, the Company is required, for such period of time during which it is in default, to pay "liquidated damages" to the Purchasers each month a monthly amount equal to one percent (1%) of the aggregate Stated Amount of outstanding Series B Shares. Management of the Company and the Purchasers differ as to the date upon which the initial Event of Default occurred and, therefore, on the amounts due in respect of increased interest and dividends. It is the view of management of the Company that, as this interest and dividends are, under most circumstances, payable in shares of the Company's common stock, and not in cash, they should not, in the opinion of management of the Company result in a considerable drain on the Company's cash reserves. The existence of this default, however, so long as it remains uncured, would prevent the Company from requiring the Purchasers to provide the additional up to

$3,000,000 in funding to the Company under the Purchase Agreement. In addition, if the Company were required to issue substantial numbers of shares of its Common Stock to satisfy its obligations to pay interest, dividends and penalties or "liquidated damages," this could result in substantial dilution of the equity interests of its existing shareholders.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.


ITEM 5. OTHER INFORMATION.

  In connection with its reexamination of its marketing and distribution programs, the Company has decided to withdraw as a sponsor of the GOLF DIGEST's National Amateur Challenge. While the Company initially believed that this event would be a strong opportunity to promote Tamboril's FORE/TM/ golf-motif cigar, management of the Company does not believe that the organizers of the event have created the proper levels of interest in the event to justify its cost to the Company. In the view of management, FORE has generated strong level of interest in the golf community and it would be better to direct the Company's marketing resources to other aspects of the FORE/TM/ promotional campaign. The Company effected its withdrawal prior to the execution of any definitive agreements relative to its participation.


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

    5                    Opinion of Kaplan Gottbetter & Levenson, LLP dated
                         September 23, 1997**

   10.1                  Distribution Agreement between the Company and
                         Hubbard Imports*

   10.2                  Cigar Production Agreement between the Company and
                         Hubbard Imports***

   10.3                  Consulting Agreement between the Company and Viking****

   10.4                  Stock Option Plan****

   21                    Subsidiaries of the Company*

   23.1 Consent of Goldstein Golub Kessler & Co., PC, independent certified public accounts****
   23.2
                         Consent of Kaplan Gottbetter & Levenson, LLP, counsel to registrant****

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

** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 1, 1997.

*** Incorporated by reference to the Company's Form 10-QSB/A filed with the Commission on December 10, 1997.

**** Incorporated by reference to the Company's Registration Statement on Form
     SB-2 as declared effective by the Commission on January 28, 1998.

(b)  None.

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 TAMBORIL CIGAR COMPANY


 May 20, 1998                            /s/ Anthony Markofsky
                                    --------------------------
                                              Anthony Markofsky
                                              President and Chief Executive
                                              Officer


 May 20, 1998                            /s/ Pedro J. Mirones
                                    -----------------------------
                                              Pedro J. Mirones
                                              Vice President, Chief Financial
                                              Officer and Principal Accounting
                                              Officer

                Tamboril Cigar Company and Subsidiaries
                       Consolidated Balance Sheet

                                                                      March 31, 1998   December 31, 1997
                                                                      --------------   -----------------
                                                                       (UNAUDITED)
ASSETS
Current assets:
      Cash                                                              $   67,127       $   425,908
      Accounts receivable -- Less allowance for doubtful
           accounts of $302,000  and $ 102,000 at
           March 31, 1998 and December 31, 1997, respectively              502,902         1,424,668
      Inventory                                                          3,149,933         2,447,650
      Advances to suppliers                                              1,402,398         1,098,326
      Prepaid expenses and other current assets                            124,920            69,112
-----------------------------------------------------------------------------------------------------
      Total current assets                                               5,247,280         5,465,664
-----------------------------------------------------------------------------------------------------
Property and equipment                                                   1,334,337         1,173,552
Other current assets                                                       166,812           160,545
-----------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                     $ 6,748,429       $ 6,799,761
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term bank borrowings                                           271,189                 -
      Current maturities of long-term debt                                 207,252             7,252
      Accounts payable                                                     375,380           557,262
      Accrued expenses and other current liabilities                       784,161           240,716
-----------------------------------------------------------------------------------------------------
      Total current liabilities                                          1,637,982           805,230
-----------------------------------------------------------------------------------------------------
Notes payable - stockholder                                                200,000                 -
Long-term debt                                                              23,857           225,534
-----------------------------------------------------------------------------------------------------
      Total liabilities                                                  1,861,839         1,030,764
-----------------------------------------------------------------------------------------------------
Stockholders' Equity
      Series B 8% convertible preferred stock - $.0001 par
           par value; $50 stated value; authorized 116,000
          shares, issued and outstanding 54,680 and 56,000                       5                 6
          shares
      Common Stock - $.0001 par value; authorized
           20,000,000 shares issued and outstanding
           5,929,457 and 5,903,894 shares                                      593               590
      Additional paid-in capital                                         6,164,017         6,160,465
      Accumulated other comprehensive income (loss)                       (112,528)         (110,036)
      Accumulated deficit                                               (1,165,497)         (282,028)
-----------------------------------------------------------------------------------------------------
      Stockholders' Equity                                               4,886,590         5,768,997
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 6,748,429       $ 6,799,761
=====================================================================================================

The accompanying notes to the financial statements are an integral part of these statements.

                    Tamboril Cigar Company and Subsidiaries
                     Consolidated Statement of Cash Flows
                                  (UNAUDITED)

For the three month period ended                                                 March 31, 1998        March 31, 1997
                                                                                 --------------        --------------
Cash flows from operating activities:
  Comprehensive income (loss)                                                     $ (882,407)           $ (260,344)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     30,139                14,466
    Provision for doubtful accounts                                                  200,000           -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                     721,766              (169,252)
      (Increase) decrease in other current assets                                    (55,808)               12,469
      Increase in advances to suppliers                                             (304,072)             (224,585)
      Increase in inventory                                                         (702,283)             (161,443)
      Increase in other assets                                                        (6,267)              (64,283)
      Increase (decrease) in accounts payable                                       (181,882)               64,861
      Increase in accrued expenses and other current liabilities                     543,445               103,756
-------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                   (637,369)             (684,355)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Cash flows used in investing activity - purchase of property and equipment          (190,924)             (137,604)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Short term borrowings from bank                                                    271,189           -
  Proceeds from issuance of notes payable - stockholders                             200,000               675,000
  Repayment of long-term debt                                                         (1,677)          -
-------------------------------------------------------------------------------------------------------------------
            Cash provided by financing activities                                    469,512               675,000
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                (358,781)             (146,959)
-------------------------------------------------------------------------------------------------------------------
Cash at beginning of the period                                                      425,908               245,939
-------------------------------------------------------------------------------------------------------------------
Cash at end of the period                                                           $ 67,127              $ 98,980
-------------------------------------------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

                      Tamboril Cigar Company and Subsidiaries
                        Consolidated Statement of Operations
                                    (UNAUDITED)

For the Three Month Period Ended
                                                  March 31, 1998   March 31, 1997
                                                  --------------   --------------
Net sales                                           $   244,019     $   787,999
Cost of goods sold                                      219,656         260,099
--------------------------------------------------------------------------------
Gross profit                                             24,363         527,900
--------------------------------------------------------------------------------
Selling, general and administrative expenses          1,057,743         759,814
--------------------------------------------------------------------------------
Loss from operations                                 (1,033,380)       (231,914)
--------------------------------------------------------------------------------
Interest expense                                          8,001          28,430
--------------------------------------------------------------------------------
Net loss before income taxes                         (1,041,381)       (260,344)
--------------------------------------------------------------------------------
Provision for income taxes                             (161,466)           --
--------------------------------------------------------------------------------
Net loss                                            $  (879,915)    $  (260,344)
--------------------------------------------------------------------------------
Loss per common share
     Basic                                          $     (0.17)    $     (0.05)
================================================================================
Weighted average number of common shares
     used in computing loss per share
     Basic                                            5,915,411       5,575,310
================================================================================

The accompanying notes to the financial statements are an integral part of these statements.

                    Tamboril Cigar Company and Subsidiaries
                  Consolidated Statement of Changes in Equity
                                  (UNAUDITED)

                                                           Series B Convertible                                    Additional
                                       Comprehensive         Preferred Stock                 Common Stock           Paid-in
                                       Income (Loss)       Shares        Amount          Shares        Amount       Capital
------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1996            $      --      $      --      $      --        5,575,310   $       557   $   936,253
------------------------------------------------------------------------------------------------------------------------------
 Net Loss                                       --             --             --             --            --            --
------------------------------------------------------------------------------------------------------------------------------
 Balance at March 31, 1997               $      --             --      $      --        5,575,310   $       557   $   936,253
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1997            $      --           56,000    $         6      5,903,894   $       590   $ 6,160,465
------------------------------------------------------------------------------------------------------------------------------
 Net Loss                                   (879,915)          --             --             --            --            --
 Comprehensive income (loss)
    Change in cumulative foreign
        currency translation adjustment       (2,492)
 Conversion of Series B 8% convertible
     preferred stock                                         (1,320)            (1)        25,563              3         3,552
 Dividend  on 1320 shares of Series B
      8% convertible preferred stock
------------------------------------------------------------------------------------------------------------------------------
 Balance at March 31, 1998               $  (882,407)        54,680    $         5      5,929,457   $       593   $ 6,164,017
------------------------------------------------------------------------------------------------------------------------------

                                         Accumulated
                                             Other
                                        Comprehensive   Accumulated   Stockholders
                                        Income (Loss)     Deficit        Equity
----------------------------------------------------------------------------------
 Balance at December 31, 1996           $      --      $  (221,627)   $   715,183
----------------------------------------------------------------------------------
 Net Loss                                      --         (260,344)      (260,344)
----------------------------------------------------------------------------------
 Balance at March 31, 1997              $      --      $  (481,971)   $   454,839
----------------------------------------------------------------------------------

----------------------------------------------------------------------------------
 Balance at December 31, 1997           $  (110,036)   $  (282,028)   $ 5,768,997
----------------------------------------------------------------------------------
 Net Loss                                                 (879,915)      (879,915)
 Comprehensive income (loss)
    Change in cumulative foreign
        currency translation adjustment      (2,492)                       (2,492)
 Conversion of Series B 8% convertible
     preferred stock                           --                           3,554
 Dividend  on 1320 shares of Series B
      8% convertible preferred stock                        (3,554)        (3,554)
----------------------------------------------------------------------------------
 Balance at March 31, 1998              $  (112,528)   $(1,165,497)   $ 4,886,590
----------------------------------------------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   GENERAL

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Tamboril Cigar Company (the "Company"), the accompanying financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998. Furthermore, all adjustments were of a normal recurring nature.

2.  INVENTORY:

Inventory consists of the following:

                                     March 31, 1998      December 31, 1997
Raw Materials                          $2,039,525           $1,729,092
Finished Goods                          1,110,408              718,558
--------------------------------------------------------------------------
                                       $3,149,933           $2,447,650
==========================================================================

As of March 31, 1998, approximately $ 3,053,000 of the Company's inventory is located in the Dominican Republic.

3.  PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

                                     March 31,1998  December 31, 1997  Useful Life
                                     -------------  -----------------  -----------
Machinery and equipment                  658,809       $ 587,247       5 to 7 years
Land                                      93,220          93,220
Buildings and building improvements      548,372         448,639       20 years
Furniture and fixtures                    25,728          25,728       5 years
Computers                                 43,904          43,904       5 years
Leasehold improvements                   109,834          90.205       Term of lease
------------------------------------------------------------------------------------
                                       1,479,867       1,288,943
Less accumulated depreciation            145,530         115,391
------------------------------------------------------------------------------------
                                      $1,334,337      $1,173,552
====================================================================================

Approximately $ 1,219,000 of the Company's property and equipment, net of $99,616 accumulated depreciation, is located in the Dominican Republic.

4.    SHORT-TERM BANK BORROWINGS

Effective March 3rd, 1998, the Company negotiated a credit agreement with the Banco Popular Dominicano, which provides for advances up to Dominican Republic ("RD")$25,000,000 for the purchase of tobacco. Interest is based on the prime rate in the Dominican Republic, 20 % at March 31, 1998, and is adjusted and payable monthly. As of March 31, 1998, the Company had borrowed DR$4,000,000, all of which was classified as short-term borrowings. Borrowing under the agreement is secured by tobacco inventories. Under the agreement, the Company had approximately RD$21,000,000 in unused available lines of credit at March 31, 1998.

5.    LONG-TERM DEBT

At March 31, 1998 and at December 31, 1997, long-term debt consist of the following:

                                                 March 31, 1998  December 31, 1997
                                                 --------------  -----------------
Loan payable to a bank in monthly
   installments of $839 through December
   2001, including interest at 9.35% per annum.     $ 31,109        $ 32,786
8% convertible debenture due
  September 1999 ("Debentures").                     200,000         200,000
-----------------------------------------------------------------------------
                                                     231,109         232,786
Less: Current portion                                207,252           7,252
-----------------------------------------------------------------------------
                                                    $ 23,857        $225,534
=============================================================================

On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement ("Agreement") with several purchasers (See Note 8) pursuant to which the Company agreed to sell up to an aggregate of $200,000 of the Company's 8% Convertible Debentures. On September 23, 1997, Company's sold $200,000 of the 8% Convertible Debentures. The Debentures are convertible prior to maturity, into shares of the Company's common stock. Interest, which is payable quarterly, is currently in arrears. Under the terms of the Agreement, the Company's failure to pay interest on December 31, 1997 and March 31, 1998 constitute an event of default. In an event of default, the holders of the Debentures have the right to declare the Debentures, including accrued interest and an adjustment amount as defined under the Agreement, payable on demand. Additionally, in the case of an event of default, the interest rate is increased to 16% from the prior of level of 8%. Based on the default, the Debentures have been classified as current in the March 31, 1998 balance sheet.

6.     NOTES PAYABLE - STOCKHOLDER

As of  March 31, 1998, Notes payable--stockholder consists of the following:
Note payable-Jenadosa Holdings Limited
Due February 2000  bearing interest at 10% per annum       $100,000
Due March 2000  bearing interest at 10% per annum           100,000
--------------------------------------------------------------------
                                                           $200,000
====================================================================

7.  MAJOR CUSTOMER

On July 7, 1997, the Company entered into a distribution agreement (the "Distribution Agreement") and on October 1, 1997 entered into a Cigar Production Agreement (the "Production Agreement") with Hubbard Imports ("Hubbard"), a Florida partnership. Under the terms of the Distribution Agreement, Hubbard became the exclusive distributor in the United States for the Company's products. The Company believes that is in breach of various provisions of the Distribution Agreement and of the Production Agreement. On March 20, 1998 the Company informed Hubbard of the Company's intention to terminate both the distribution and the Production Agreement.

From the commencement of the agreement until December 31, 1997, substantially all of the Company's sales were made to Hubbard. During the quarter ended March 31, 1998 no sales were made to Hubbard. Approximately $415,000 (60%) of the Company's receivables as of March 31, 1998 is due from Hubbard. Hubbard has refused to pay those receivables. Selling, general and administrative expenses for the quarter ended March 31, 1998 reflect a reserve of approximately $200,000 for bad debt expenses related to such receivable. The Company intends to vigorously pursue its rights against Hubbard and its affiliates, through litigation if necessary. Failure to collect such receivable would have a significant negative effect on the liquidity of the Company.

8.  STOCKHOLDERS'S EQUITY

On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement with several purchasers, pursuant to which the Company agreed to sell up to an aggregate of $200,000 of the Company's Debentures and $5,800,000 stated amount of the Company's Series B 8% convertible preferred stock (the "Series B Preferred Stock"). On September 23, 1997, the Company sold $200,000 face amount of the Debentures and 56,000 shares ($2,800,000 stated amount) of the Series B Preferred Stock. At March 31, 1998 dividends in arrears were approximately $180,000.

Dividends, which are payable quarterly, are currently in arrears. Under the terms of the Series B Preferred Stock and the Purchase Agreement, the Company's failure to pay dividends on December 31, 1997 and March 31, 1998 constitute and event of default. In an event of default, the Series B 8% Preferred Stock dividend rate increases to 16% from 8%. Additionally, in an event of default, the Company is required to pay liquidated damages in an amount equal to 1% of the stated amount outstanding as of the date of default and on each anniversary thereafter. Based on the default, Selling, general and administrative expenses have been charged $112,000 of expenses related to the liquidated damages under the Purchase Agreement.

On February 19, 1998, the Company issued 25,563 shares of the Company's common stock in a conversion of 1,320 shares of the Series B Preferred Stock, including $3,554 of accrued dividends on those 1,320 shares.