Form 10QSB
period 1998-06-30
TAMBORIL CIGAR CO
filed 1998-08-14
CIK 1028153

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 12b-25


                             --------------------

                             NOTIFICATION OF LATE FILING

SEC FILE NUMBER: 0-22573                              CUSIP NUMBER: 875079-10-5

                                  (Check One)

Form 10-K and Form 10-KSB [ ] Form 20-F [ ] Form 11-K [X ] Form 10-Q and Form 10-QSB [ ] Form N-SAR

 For Period Ended: June 30, 1998


 [ ] Transition Report on Form 10-K

 [ ] Transition Report on Form 20-F

 [ ] Transition Report on Form 11-K

 [ ] Transition Report on Form 10-Q

 [ ] Transition Report on Form N-SAR

 [ ] Money Market Fund Rule 30b3-1 Filing
 _____________________________________________________________


  For the Transition Period Ended:
 ................................................................................


 Read Attached Instruction Sheet Before Preparing Form. Please Print or Type.

  Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

  If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Part I--Registrant Information

 Full Name of Registrant: Tamboril Cigar Company

 Former Name if Applicable


 Address of Principal Executive Office:       2600 S.W. Third Ave.
                                              Miami, FL 33129

 Part II--Rules 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

  (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

  (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or filing made by a money market fund pursuant to Rule 30b3-1, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

  (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III--Narrative

The Company has been unable to compile certain financial materials from vendors in the Dominican Republic which are necessary to complete its financial statements for the quarter ended June 30, 1998.

Part IV--Other Information

 (1) Name and telephone number of person to contact in regard to this notification

     Adam S. Gottbetter
     Kaplan Gottbetter & Levenson, LLP
     (212)983-0532

  (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

 [X] Yes   [ ] No

  (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

 [X ] Yes   [ ] No

  If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made:

  Operations for the three and six-month periods ended June 30, 1998 were materially negatively impacted by the Registrant's loss of its distribution arrangement with Hubbard Imports ("Hubbard"). Hubbard accounted for virtually all the Registrant's sales in the applicable periods from 1997 and no sales in the 1998 periods. Net sales for the three and six-month periods ended June 30 were $5,796 and $249,815, respectively, down from $1,750,989 and $2,538,988 in the three and six-month periods ended June 30, 1997. Net loss for the three and six-month periods ended June 30, 1998 were $785,248 and $1,665,203, respectively. In the three and six-month periods ended June 30, 1997 the Registrant had net income of $473,003 and $212,659, respectively.

 TAMBORIL CIGAR COMPANY


has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1998

By: _______________________________
       Pedro J. Mirones, Vice President