Form 10QSB
period 1998-06-30
TAMBORIL CIGAR CO
filed 1998-08-24
CIK 1028153

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549
                                  Form 10-QSB


(Mark One)

[X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[  ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from ............. to...............................

Commission file number   0-22573
                         -------

                            TAMBORIL CIGAR COMPANY
         -------------------------------------------------------------
                    (Exact name of small business issuer as
                            specified in its charter)


         Delaware                                                65-0774638
--------------------------------                             -------------------
 (State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)


                               2600 S.W. 3rd Avenue
                                 Miami, FL 33129
                          ---------------------------

                     (Address of principal executive offices)

                                (305) 860-9887
                             ---------------------

                          (Issuer's telephone number)


                                Not Applicable
              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,356,632 shares of Common Stock, par value $.0001 per share

 Transitional Small Business Disclosure Format (check one);

Yes ... No X..

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30, 1998                DECEMBER 31, 1997
                                                                      -------------                -----------------
                                                                       (UNAUDITED)
ASSETS

Current assets:

     Cash                                                              $     39,189                      $   425,908
     Accounts receivable -- Less allowance for doubtful
        accounts of $ 43,536 and $ 102,000 at June 30, 1998
        and December 31, 1997, respectively                                 198,111                        1,424,668
     Inventory                                                            4,145,690                        2,447,650
     Advances to suppliers                                                  322,893                        1,098,326
     Prepaid expenses and other current assets                               39,616                           69,112

---------------------------------------------------------------------------------------------------------------------
     Total current assets                                                 4,745,499                        5,465,664
---------------------------------------------------------------------------------------------------------------------

Property and equipment                                                    1,404,661                        1,173,552

Other assets                                                                 68,674                          160,545

---------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                       $ 6,218,834                       $6,799,761
=====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

      Short-term bank borrowings                                            860,078                                -
      Current maturities of long-term debt                                  207,252                            7,252
      Accounts payable                                                      748,533                          557,262
      Accrued expenses and other current liabilities                        338,224                          240,716
      Notes payable - stockholder                                           256,650                                -

---------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                            2,410,737                          805,230
---------------------------------------------------------------------------------------------------------------------


Long-term debt                                                               23,194                          225,534

---------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                    2,433,931                        1,030,764
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
     Series B 8% convertible preferred stock - $.0001
        par value; $50 stated value; authorized 116,000
        shares, issued and outstanding 53,120 and 56,000                          5                                6
        shares
     Common Stock - $.0001 par value; authorized
        20,000,000 shares issued and outstanding
        5,976,590 and 5,903,894 shares                                          598                              590
     Additional paid-in capital                                           6,169,138                        6,160,465
     Accumulated other comprehensive loss                                  (428,927)                        (110,036)
     Accumulated deficit                                                 (1,955,911)                        (282,028)

---------------------------------------------------------------------------------------------------------------------
      Stockholders' Equity                                                3,784,903                        5,768,997
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 6,218,834                       $6,799,761
=====================================================================================================================


The accompanying notes to the financial statements are an integral part of these statements.

                    Tamboril Cigar Company and Subsidiaries
                     Consolidated Statement of Operations
                                  (UNAUDITED)

        For the Three Month Period Ended

                                                June 30, 1998       June 30, 1997
                                                -------------       -------------
        Net sales                                 $   5,796           $1,750,989

        Cost of goods sold                           77,685              646,281

        ________________________________________________________________________
        Gross profit                                (71,889)           1,104,708
        ________________________________________________________________________

        Selling, general and administrative
          expenses                                  681,146              577,761

        ________________________________________________________________________
        Income (loss) from operations              (753,035)             526,947
        ________________________________________________________________________

        Interest expense                             54,787              53,944

        ________________________________________________________________________
        Net income (loss) before income taxes      (807,822)            473,003
        ________________________________________________________________________

        Provision for income taxes                  (22,534)               --

        ________________________________________________________________________
        Net income (loss)                          $(785,288)          $ 473,003
        ________________________________________________________________________

        Income (loss) per common share
            Basic                                 $   (0.15)             $ 0.08
        ========================================================================

        Weighted average number of common shares
            used in computing income (loss)
            per share
            Basic                                 5,975,554           5,575,310
        ========================================================================

               The accompanying notes to the financial statements
                   are an integral part of these statements.

                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

FOR THE SIX MONTH PERIOD ENDED                                                                         JUNE 30, 1998   JUNE 30, 1997
                                                                                                       -------------   -------------
Net sales............................................................................................   $   249,815     $2,538,988
Cost of goods sold...................................................................................       297,341        906,380
                                                                                                        -----------     ----------
Gross profit.........................................................................................       (47,526)     1,632,608
                                                                                                        -----------     ----------
Selling, general and administrative expenses.........................................................     1,738,889      1,337,911
                                                                                                        -----------     ----------
Income (loss) from operations........................................................................    (1,786,415)       294,697
                                                                                                        -----------     ----------
Interest expense.....................................................................................        62,788         82,038
                                                                                                        -----------     ----------
Net income (loss) before income taxes................................................................    (1,849,203)       212,659
                                                                                                        -----------     ----------
Provision for income taxes...........................................................................      (184,000)            -
                                                                                                        -----------     ----------
Net income (loss)....................................................................................   $(1,665,203)    $  212,659
                                                                                                        -----------     ----------
Income (loss) per common share
  Basic..............................................................................................   $     (0.32)    $     0.04
                                                                                                        ===========     ==========
Weighted average number of common shares used in computing income (loss) per share
  Basic..............................................................................................     5,945,571      5,575,310
                                                                                                        ===========     ==========

                   The accompanying notes to the financial statements are an integral part of these statements.

                    Tamboril Cigar Company and Subsidiaries
                     Consolidated Statement of Cash Flows
                                  (UNAUDITED)


FOR THE SIX MONTH PERIOD ENDED                                        June 30, 1998                June 30, 1997
                                                                      -------------                -------------
Cash flows from operating activities:
   Comprehensive income (loss)                                          $ (1,984,094)                $   212,659
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                              59,871                      28,365
   Provision for doubtful accounts                                           200,000                         --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                              1,026,557                  (1,414,240)
   (Increase) decrease in other current assets                                29,496                    (190,246)
Decrease in advances to suppliers                                            775,433
Increase in inventory                                                     (1,698,040)                   (672,948)
(Increase) decrease in other assets                                           91,871                    (117,174)

Increase in accounts payable                                                 191,271                     135,085
Increase in accrued expenses and other current liabilities                    97,508                     210,486
_________________________________________________________________________________________________________________
      Net cash used in operating activities                               (1,210,127)                 (1,808,013)
_________________________________________________________________________________________________________________

_________________________________________________________________________________________________________________
Cash flows used in investing activity - purchase of property and equipment  (290,980)                   (288,605)
_________________________________________________________________________________________________________________

Cash flows from financing activities:
   Short term borrowings from bank                                           860,078                         --
   Proceeds from issuance of notes payable - stockholders                    256,650                   1,975,000
   Repayment of long-term debt                                                (2,340)                        --
________________________________________________________________________________________________________________
      Cash provided by financing activities                                1,114,388                   1,975,000
________________________________________________________________________________________________________________

________________________________________________________________________________________________________________
Net decrease in cash                                                        (386,719)                  (121,618)
________________________________________________________________________________________________________________

Cash at beginning of the period                                              425,908                    245,939

________________________________________________________________________________________________________________
Cash at end of the period                                               $     39,189                 $  124,321
________________________________________________________________________________________________________________


           The accompanying notes to the financial statements are an
                      integral part of these statements.



                    Tamboril Cigar Company and Subsidiaries
                  Consolidated Statement of Changes in Equity
                                  (UNAUDITED)


                                                    Series B Convertible
                                  Comprehensive         Preferred Stock              Common Stock
                                  Income (Loss)       Shares      Amount          Shares        Amount
------------------------------------------------------------------------------------------------------
 Balance at December 31, 1996       $       -              -      $    -        5,575,310       $ 557
------------------------------------------------------------------------------------------------------
 Net Loss                           $       -              -           -               -           -
------------------------------------------------------------------------------------------------------
 Balance at June 30, 1997           $       -              -      $    -        5,575,310       $ 557
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
 Balance at December 31, 1997       $       -          56,000     $      6      5,903,894       $ 590
------------------------------------------------------------------------------------------------------
 Net Loss                            (1,665,203)           -            -              -           -
 Comprehensive income (loss)
  Change in cumulative foreign
   currency translation adjustment     (318,891)           -            -              -           -
 Conversion of Series B 8%
   convertible preferred stock.              -         (1,320)          -          25,563           3
 Dividend on 1320 shares of Series B
   8% convertible preferred stock.           -             -            -              -            -
 Conversion of Series B 8%
   convertible preferred stock.              -         (1,560)           (1)       47,133           5
 Dividend on 1560 shares of Series B
   8% convertible preferred stock.           -             -            -               -           -
------------------------------------------------------------------------------------------------------
 Balance at June 30, 1998           $ (1,984,094)        53,120    $      5      5,976,590      $ 598
------------------------------------------------------------------------------------------------------



                                                       Accumulated
                                       Additional         Other
                                         Paid-in      Comprehensive    Accumulated    Stockholders
                                         Capital      Income (Loss)       Deficit        Equity
---------------------------------------------------------------------------------------------------
 Balance at December 31, 1996           $   936,253     $       -      $   (221,627)   $   715,183
---------------------------------------------------------------------------------------------------
 Net Loss                                        -              -           212,659        212,659

---------------------------------------------------------------------------------------------------
 Balance at June 30 1997                $   936,253     $       -      $     (8,968)   $   927,842
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
 Balance at December 31, 1997           $ 6,160,465     $ (110,036)    $   (282,028)   $ 5,768,997
---------------------------------------------------------------------------------------------------
 Net Loss                                        -              -        (1,665,203)    (1,665,203)
 Comprehensive income (loss)
  Change in cumulative foreign
   currency translation adjustment               -        (318,891)              -        (318,891)
 Conversion of Series B 8% convertible
  preferred stock.                            3,552             -                -           3,555
 Dividend on 1320 shares of Series B
  8% convertible preferred stock.                -              -            (3,555)        (3,555)
 Conversion of Series B 8% convertible
  preferred stock.                            5,121             -                -           5,125
 Dividend on 1560 shares of Series B
  8% convertible preferred stock.                -              -            (5,125)        (5,125)

---------------------------------------------------------------------------------------------------
Balance at June 30, 1998                $ 6,169,138     $ (428,927)    $ (1,955,911)   $ 3,784,903
---------------------------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.


                    TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   GENERAL


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Tamboril Cigar Company (the "Company"), the accompanying financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998. Furthermore, all adjustments were of a normal recurring nature.


2.  INVENTORY:

Inventory consists of the following:

                            June 30, 1998      December 31, 1997
Raw Materials                   $2,755,074          $1,729,092
Finished Goods                   1,390,616             718,558
        ------------------------------------------------------------------------
                                $4,145,690          $2,447,650
        ========================================================================

As of June 30, 1998, approximately $ 3,876,000 of the Company's inventory is located in the Dominican Republic.


3.    SHORT-TERM BANK BORROWINGS

Effective March 3rd, 1998, the Company negotiated a credit agreement with the Banco Popular Dominicano, which provides for advances up to Dominican Republic ("RD")$25,000,000 for the purchase of tobacco. Interest is based on the prime rate in the Dominican Republic, 30 % at June 30, 1998, and is adjusted and payable monthly. As of June 30, 1998, the Company had borrowed RD $ 13,185,000 at an average rate of 28%. Borrowing under the agreement is secured by tobacco inventories. Under the agreement, the Company had approximately RD $11,815,000 in unused available lines of credit at June 30, 1998.

4.    LONG-TERM DEBT

At June 30, 1998 and at December 31, 1997, long-term debt consist of the following:

                                                   June 30, 1998  December ,31 1997
                                                   -------------  -----------------
Loan payable to a bank in monthly
   installments of $839 through December
   2001, including interest at 9.35% per annum.      $ 30,446              $ 32,786
8% convertible debenture due
  September 1999 ("Debentures").                      200,000               200,000
        -------------------------------------------------------------------------------------------------------------------------

                                                      230,446               232,786
Less: Current portion                                 207,252                 7,252
        -------------------------------------------------------------------------------------------------------------------------

                                                     $ 23,194              $225,534
        =========================================================================================================================

On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement ("Agreement") with several purchasers (See Note 7) pursuant to which the Company agreed to sell up to an aggregate of $200,000 of the Company's 8 % Convertible Debentures. On September 23, 1997, Company's sold $200,000 of the 8 % Convertible Debentures. The Debentures are convertible prior to maturity, into shares of the Company's common stock. Interest, which is payable quarterly, is currently in arrears. Under the terms of the Agreement, the Company's failure to pay interest on December 31, 1997, March 31,1998 and June 30, 1998 constitute an event of default. In an event of default, the holders of the Debentures have the right to declare the Debentures, including accrued interest and an adjustment amount as defined under the Agreement, payable on demand. Additionally, in the case of an event of default, the interest rate is increased to 16% from the prior level of 8%. Based on the default, the Debentures have been classified as current in the June 30, 1998 balance sheet.


5.     NOTES PAYABLE - STOCKHOLDER
 As of June 30, 1998, Notes payable  stockholder consists of the following:

Note payable - Jenadosa Holdings Limited

Due on demand - bearing interest at 10% per annum        $100,000

Due on demand - bearing interest at 10% per annum         100,000

Due on demand - bearing interest at 10% per annum          56,650
        -----------------------------------------------------------------------
                                                         $256,650
        =======================================================================

6.   MAJOR CUSTOMER

On July 7, 1997, the Company entered into a distribution agreement (the "Distribution Agreement") and on October 1, 1997 entered into a Cigar Production Agreement (the "Production Agreement") with Hubbard Imports ("Hubbard"), a Florida partnership. Under the terms of the Distribution Agreement, Hubbard became the exclusive distributor in the United States for the Company's products. On March 20, 1998 the Company informed Hubbard of the Company's intention to terminate both the distribution and the Production Agreement. In June 1998, an agreement was reached with Hubbard Imports pursuant to which, the Company will exchange approximately $660,000 of the Hamilton House Select (TM) cigars that it has in inventory for an equal dollar amount of Tamboril (TM) cigars held by Hubbard Imports. Additionally, Hubbard paid approximately $226,000 of its previous indebtedness to the Company and will pay the remaining approximately $148,000 no later than December 31, 1998.

From the commencement of the agreement until December 31, 1997, substantially all of the Company's sales were made to Hubbard. During the six months ended June 30, 1998 sales of approximately $8,000 were made to Hubbard. Approximately $148,000 (75%) of the Company's receivables as of June 30, 1998 is due from Hubbard.

7.  STOCKHOLDERS' EQUITY

On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement with several purchasers, pursuant to which the Company agreed to sell up to an aggregate of $200,000 of the Company's Debentures and $5,800,000 stated amount of the Company's Series B 8% convertible preferred stock (the "Series B Preferred Stock"). On September 23, 1997, the Company sold $200,000 face amount of the Debentures and 56,000 shares ($2,800,000 stated amount) of the Series B Preferred Stock. At June 30, 1998 dividends in arrears were approximately $272,000.

Dividends, which are payable quarterly, are currently in arrears. Under the terms of the Series B Preferred Stock and the Purchase Agreement, the Company's failure to pay dividends on December 31, 1997, March 31, 1998 and June 30, 1998 constitute an event of default. In an event of default, the Series B 8% Preferred Stock dividend rate increases to 16% from 8%. Additionally, in an event of default, the Company is required to pay liquidated damages in an amount equal to 1% of the stated amount outstanding as of the date of default and on each anniversary thereafter. Based on the default, Selling, general and administrative expenses have been charged $163,800 of expenses related to the liquidated damages under the Purchase Agreement.

On February 19, 1998, the Company issued 25,563 shares of the Company's common stock in a conversion of 1,320 shares of the Series B Preferred Stock, including $3,555 of accrued dividends on those 1,320 shares.

On April 2, 1998, the Company issued 47,133 shares of the Company's common stock in a conversion of 1,560 shares of the Series B Preferred Stock, including $5,125 of accrued dividends on those 1,560 shares.

8.  SUBSEQUENT EVENTS

On July 28, 1998, the Company entered into a credit agreement with the Banco Gerencial and Fiduciario which provides for advances up to RD$ 6,000,000. Interest is based on the prime rate in the Dominican Republic and is adjusted and payable monthly. Borrowing under such agreement is payable on demand and is secured by the factory building in the Dominican Republic.

On August 5, 1998, the Company issued an aggregate of 7,380,042 shares of its common stock, par value $.0001 per share to Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited pursuant to a conversion of $331,550 aggregate stated amount of the Company's Series B Convertible Preferred Stock and $37,944 in accrued dividends on such shares. The shares of common stock issued to the investors represent 56% of the issued and outstanding common stock of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion relates to the consolidated results of operations and financial condition of the Company and its two principal operating subsidiaries, Tamboril Cigar International Inc. ("TCI") and Tabacalera Tamboril S.A.("Tabacalera").

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

    In January of 1998, Hubbard failed to agree to minimum purchase requirements under the Distribution Agreement and the Production Agreement. Hubbard has not ordered any cigars from the Company since December 31, 1997 and, given the course of events since that date it is very unlikely that they will do so. The failure of Hubbard to abide by its prior agreements and its failure to notify the Company of various deficiencies in Hubbard's inventory controls and sales reporting systems resulted in an abrupt, unanticipated disruption of the Company's sales and distribution. These disruptions have had a material adverse impact on the Company's sales and profitability in the six month period ended June 30, 1998, and will have a similar impact on the Company's business during the remainder of the year 1998. The Company has undertaken efforts to ameliorate the effects of these developments by attempting to forge distribution agreements with regional distributors across the United States and in Europe. The results of the Company's efforts in this regard to date are discussed below under the caption "RESULTS OF OPERATIONS" and the material adverse impact of these developments on the Company's cash flow and the need to seek alternative sources of liquidity while the Company revamps its distribution organization are discussed under the heading "LIQUIDITY AND CAPITAL RESOURCES."

    The negative impact of the Hubbard situation was further exacerbated by developments in the overall market for cigars. During the first quarter of 1998, the market for sales in the United States of premium cigars has been negatively impacted by excess inventories at the wholesale and retail levels. The Company has been particularly impacted by this excess inventory since its brands are relatively new and have limited brand recognition. It is anticipated that higher than normal inventory levels will negatively impact the sales and profits of the Company for the remainder of 1998. Management of the Company believes that the demographic factors underlying the growth in the cigar market since 1993 will contribute to reverse this inventory imbalance and that normal order levels will be reestablished during 1998. While the Company has taken, and will continue to take, measures calculated to counteract the effects of these developments, there can be no assurance that the Company will be able to recover from this excess inventory situation and generate sufficient revenues and cash flow to maintain operations.

    As previously stated, the loss of Hubbard as a distributor will negatively impact the Company's sales, profits or loss, and liquidity for at least the remainder of 1998. In light of the termination of Hubbard, the Company has aggressively recruited local and regional distributors to distribute the Company's cigars. Negotiations are underway in over twenty states and management of the Company believes that potential distributors have been very receptive to the Company's products and pricing policies. Management is aggressively seeking to finalize such arrangements, though few have been concluded.

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

    The Company has obtained alternative sources of financing to augment its liquidity including lines of credit of approximately $1,800,000 (for use to finance tobacco purchases) and has negotiated a credit agreement of approximately $400,000 on real property owned outright by the Company in the Dominican Republic.

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND THE SIX-MONTH PERIOD ENDED JUNE 30, 1998 AS COMPARED TO THE THREE-MONTH PERIOD AND THE SIX-MONTH PERIOD ENDED JUNE 30, 1997

Net sales for the three months and six months ended June 30, 1998 were $5,796 and $249,815, respectively, which represented a decline of $1,745,193 and $2,289,173, from sales of $1,750,989 and $2,538,988 in the three months and six months ended June 30, 1997. In the six months ended June 30, 1997, the Company was distributing its cigars through retail tobacconists and regional distributors that had been organized by the Company's in-house sales and marketing staff. Upon entering into the Distribution Agreement with Hubbard, Hubbard was named the Company's exclusive United States distributor and the Company, accordingly, discontinued all direct sales efforts. Upon the unexpected cessation of cigar purchases by Hubbard and the resulting termination of the Distribution Agreement, the Company was left with no distribution for its products. The sales of $249,815 in the six months ended June 30, 1998 represent the Company's efforts since the month of March to begin to reestablish a distribution network of retail tobacconists and regional distributors under the direction of Company staff. In an effort to provide support for the new distributors, the Company has allowed the distributors to return slow moving merchandise and replaced such merchandise with other types of merchandise. Additionally, the Company has reduced its selling prices to achieve more favorable price points to the distributors, in conjunction with such price reduction, the Company has provided its distributors with a floor plan protection that will allow the distributors to move its cigars inventories.

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

Gross profit loss for the three months and six months ended June 30, 1998 were $71,889 and $47,526, respectively, compared to gross profit of $1,104,708 and $1,632,608 in the comparable periods of the prior year. This significant reduction was due primarily to the fact that with the low level of sales, cost of goods sold increased disproportionately due to under absorption of overhead, increased levels of promotional merchandise provided to distributors, increased levels of returned merchandise and the floor plan protection plan provided to distributors.

Selling, general and administrative expense in the three months and six months ended March 31, 1998 were $681,146 and $1,738,889, respectively, up 18% and 30% from $577,761 and $1,337,911 in the three months and six months ended June 30, 1997. This increase was due primarily to costs of approximately $28,000 per month for "liquidated damages" due to events of default under the Company's Series B Convertible Preferred Shares, see "Item 3. Defaults Upon Senior Securities," increased bad debt write-offs and increased professional and consulting fees.

Loss from operations in the three months and six months ended June 30, 1998 were $753,035 and $1,786,415, as compared to Income from operations of $526,947 and $294,697 in the three months and six months ended June 30, 1997. This was occasioned by the lack of sales due to the cessation of purchases from the Company by Hubbard. Increased expenditure levels in anticipation of continued sales from Hubbard, as well as the extreme reduction in gross profit percentage due to discounted sales, increased returns of merchandise, increased promotional efforts and increased unit costs.

The Company's interest expense for the three months and six months ended June 30, 1998 were $54,747 and $62,788, respectively as compared to $53,944 and $82,038 for the three-months and six months ended June 30, 1997. Interest expense in subsequent quarters will increase, as the Company intends to borrow to finance tobacco purchases and to obtain a credit facility secured by its production facilities in the Dominican Republic as a result of the unavailability of sufficient revenues to fund these activities. See "LIQUIDITY AND CAPITAL RESOURCES."

Net loss in the three months and six months ended June 30, 1998 were $785,288 and $1,665,203, respectively as compared to net income of $473,003 and $212,659 in the three months and six months ended June 30, 1997. The substantial decrease in sales in the quarter was the primary reason for the increase in the net loss.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998, cash on hand was $39,189, which if not augmented would suffice to fund the Company's operations for approximately one week. The Company obtained loans aggregating approximately $1,117,000 in the six months ended June 30, 1998, consisting of approximately $860,000, under a line of credit in the Dominican Republic dedicated to tobacco purchases and $257,000 from Jenadosa Holdings Limited, a shareholder of the Company. Without these loans, the Company would not have been able to meet its obligations as they came due. The Company's cash position has been materially negatively impacted by the sudden cessation of purchases from the Company by Hubbard.


  The Company's line of credit in the Dominican Republic is for approximately $1,800,000, which may only be used for tobacco purchases. Borrowings to date under the line of credit total approximately $860,000. Interest on the line of credit is at prime in the Dominican Republic, which is currently thirty percent (30%) per annum. The Company has also obtained a credit facility of approximately $400,000 on its Dominican building, which is currently owned free and clear of any liens. Management intends to explore sales of aged tobacco from excess inventories to other manufacturers to enhance liquidity. Management's goals in such sales are to raise approximately $400,000 to $500,000. There can be no assurance that management will be successful in locating buyers at prices advantageous to the Company or at all. Failure to do so would further exacerbate the Company's current liquidity crisis.

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

  The Company had negative cash flows from operations of $1,210,127 in the six months ended June 30, 1998, which is lower than the negative cash flows from operations of $1,808,013 in the first six months of 1997. The principal causes of this negative cash flow were large increases in inventory of $1,698,040 and a net loss of $1,665,203. Cash inflows from financing activities during the six months ended June 30, 1998 totaled approximately $1,114,000 representing $860,000 in borrowings under the line of credit and $257,000 in loans from a stockholder. Cash inflows in the six months ended June 30, 1997 consisted of $1,975,000, representing the proceeds of sales of notes to investors.

  Cash on hand at June 30, 1998 was $39,189, compared with $124,321 on June 30,1997. The Company intends to meet its cash needs in the three-month period to end on September 30, 1998 through sales to new distributors, sales of its excess inventory of aged tobacco and additional borrowings.

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

  On August 5, 1998, the Company issued an aggregate of 7,380,042 shares of its common stock to Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited pursuant to a conversion of $331,550 aggregate stated amount of the Company's Series B Convertible Preferred Stock and $37,944 in accrued dividends on such shares. The shares of common stock issued to investors represent 56% of the issued and outstanding common stock of the Company.


PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 5, 1998, the Company entered into a settlement agreement with Hubbard Imports, which was formerly a distributor of the Company's cigars. Pursuant to the settlement agreement with Hubbard, the parties agreed that the Distribution Agreement and the Cigar Production Agreement between the parties are terminated. Hubbard agreed to pay the Company the sum of $373,920 in respect of prior invoices. Payment of $225,721 has been paid, with the remainder due on or before December 15, 1998. Hubbard agreed not to contest the Company's previous cancellation of certain common stock purchase warrants that had been issued to Hubbard, and the parties exchanged mutual releases.

     On July 15, 1998, the Company obtained a favorable jury verdict in the case of Carlin Equities Corporation v. Tamboril Cigar Company. In the case, which
   -----------------------------------------------------
was tried in the United Stated District Court for the Southern District of New York, Carlin instituted legal action in July 1997 alleging that it was entitled to approximately $1,680,000 plus certain common stock purchase warrants in respect of fees under an agreement in which Carlin was to serve as placement agent for the Company in connection with a proposed private placement financing. Carlin did not raise any capital for the Company, and the Company sought financing elsewhere. The jury found that the Company did not owe Carlin any commission on the financing it did obtain. Furthermore, the jury found that Carlin breached the agreement by failing to perform its obligations to the Company. Even though the jury found for the Company on its counterclaim that Carlin breached the agreement, no damages were awarded to the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c) On August 5, 1998, the Company issued an aggregate of 7,380,042 shares of its common stock, par value $.0001 per share, to Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited pursuant to a conversion of $331,550 aggregate stated amount of the Company's Series B Convertible Preferred Stock (the "Series B Shares") and $37,944.06 in accrued dividends on such Series B Shares. Infinity, Summit and Glacier invested $3,000,000 in the aggregate in the Company's placement of Series B Shares and 8% Convertible Debentures (the "Debentures") that was completed in September of 1997. The shares of common stock issued to the investors pursuant to the current conversions represent 56% of the issued and outstanding common stock of the Company (post-issuance), with 13,356,632 shares outstanding after the conversions. To date, Infinity, Summit and Glacier have converted an aggregate of $475,550 of stated amount of the Series B Shares, together with the associated dividends. The remaining stated amount of Series B Shares outstanding is $2,324,450 and the $200,000 principal amount of Debentures remains outstanding.

     Of the 7,380,042 shares, 5,252,738 shares were issued without registration under the Securities Act of 1933, as amended (the "Act"). These shares were issued pursuant to Section 4(2) of the Act by reason of the issuance of such shares being a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company remains in default of its $200,000 face amount of the Company's 8% Convertible Debentures due September 22, 1999 and $2,800,000 aggregate stated amount of the Company's Series B Convertible Preferred Stock, as previously disclosed in the Company's Form 10-QSB for the quarterly period ended March 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION.

     On August 4, 1998, Tom Knudson resigned as a member of the Board of Directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

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

    21                   Subsidiaries of the Company*

    23.1 Consent of Goldstein Golub Kessler & Co., PC, independent certified public accounts*

    23.2 Consent of Kaplan Gottbetter & Levenson, LLP, counsel to registrant*


    99                   Press release dated October 1, 1997**

    99.1                 Press release dated August 11, 1998

    99.2                 Press release dated August 17, 1998

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

 TAMBORIL CIGAR COMPANY


 August 24, 1998                         /s/ Anthony Markofsky
                                    ---------------------------------------
                                              Anthony Markofsky
                                              President and Chief Executive
                                              Officer


 August 24, 1998                        /s/ Pedro J. Mirones
                                  -----------------------------------------
                                             Pedro J. Mirones
                                             Vice President, Chief Financial
                                             Officer and Principal Accounting
                                             Officer