Form 10QSB
period 1998-09-30
TAMBORIL CIGAR CO
filed 1999-06-04
CIK 1028153

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ....................... to .....................

                         Commission file number 0-22573

                             TAMBORIL CIGAR COMPANY
               ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                           65-0774638
        --------------------------             ------------------
       (State or other jurisdiction               (IRS Employer
      of incorporation or organization)        Identification No.)


                               18349 NE 4th Court
                                 Miami, FL 33179
                       ----------------------------------
                    (Address of principal executive offices)

                                 (305) 653-3201
                       ----------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                       ----------------------------------
                     (Former name, former address and former
                    fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No___.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check wither the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,356,632 shares of Common Stock, par value $.0001 per share Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                      September 30,       December 31,
                                                                          1998                1997
                                                                          ----                ----
                                                                       (UNAUDITED)
ASSETS
Current assets:

     Cash                                                              $       600        $   425,908
     Accounts receivable -- Less allowance for doubtful  accounts of $ 43,536 and $ 102,000 at September  30, 1998 and December
     31, 1997, respectively                                                 20,717          1,424,668
     Inventory                                                           4,064,386          2,447,650
     Advances to suppliers                                                 299,846          1,098,326
     Prepaid expenses and other current assets                               3,631             69,112
                                                                   ----------------   ----------------
     Total current assets                                                4,389,180          5,465,664
                                                                   ----------------   ----------------

Property and equipment                                                   1,382,541          1,173,552
                                                                   ----------------   ----------------
Other assets                                                                46,917            160,545
     TOTAL ASSETS                                                      $ 5,818,638        $ 6,799,761
                                                                   ----------------   ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Short-term bank borrowing                                           1,325,372                  -
     Current maturities of long-term debt                                  207,252              7,252
     Accounts payable                                                      853,632            557,262
     Accrued expenses and other current liabilities                        535,593            240,716
     Notes payable - stockholder                                           156,650                  -
                                                                   ----------------   ----------------
     Total current liabilities                                           3,078,499            805,230
                                                                   ----------------   ----------------
                                                                                                    -
Long-term debt                                                              20,677            225,534

                                                                   ----------------   ----------------
     Total liabilities                                                   3,099,176          1,030,764
                                                                   ----------------   ----------------

Stockholders' Equity
     Series B 8% convertible preferred stock - $.0001
      par value; $50 stated value; authorized 116,000
       shares, issued and outstanding 33,227 and 56,000 shares                   3                  6

     Common Stock - $.0001 par value; authorized
          20,000,000 shares issued and outstanding
          13,356,632 and 5,903,894 shares                                    1,336                590
     Additional paid-in capital                                          6,282,234          6,160,465
     Accumulated other comprehensive loss                                 (550,727)          (110,036)
     Accumulated deficit                                                (3,013,384)          (282,028)
                                                                   ----------------   ----------------
     Stockholders' Equity                                                2,719,462          5,768,997
                                                                   ----------------   ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 5,818,638         $6,799,761
                                                                   ================   ================

The accompanying notes to the financial statements are an integral part of these statements.

                               Tamboril Cigar Company and Subsidiaries
                                 Consolidated Statement of Operations
                                             (UNAUDITED)
                                  For the Three Month Period Ended

                                                     September 30, 1998           September 30, 1997
                                                     ------------------           ------------------
Net sales                                                    $      60,091             $    1,864,652

Cost of goods sold
                                                                   311,754                    892,688
                                                  -------------------------   ------------------------

Gross profit
                                                                 (251,663)                    971,964

Selling, general and administrative expenses
                                                                   582,597                    541,325

                                                  -------------------------   ------------------------
Income (loss) from operations
                                                                 (834,260)                    430,639

Interest expense
                                                                   109,381                     81,478

                                                  -------------------------   ------------------------
Net income (loss) before income taxes
                                                                 (943,641)                    349,161

Provision for income taxes
                                                                         -                    126,000

                                                  -------------------------   ------------------------
Net income (loss)                                          $     (943,641)              $     223,161
                                                  =========================   ========================

Income (loss) per common share Basic                         $      (0.10)              $      (0.11)
                                                  =========================   ========================

                                                  =========================   ========================
Weighted average number of common shares
      used in computing income (loss) per share
      Basic
                                                                10,468,789                  5,578,843

The accompanying notes to the financial statements are an integral part of these statements.

                     Tamboril Cigar Company and Subsidiaries
                      Consolidated Statement of Operations
                                   (UNAUDITED)
                         For the Nine Month Period Ended

                                                       September 30, 1998             September 30, 1997
                                                       ------------------             ------------------
Net sales                                                       $     309,906              $    4,403,640

Cost of goods sold
                                                                      609,095                   1,799,068
                                                   ---------------------------    ------------------------

Gross profit
                                                                     (299,189)                  2,604,572

Selling, general and administrative expenses
                                                                    2,321,486                   1,879,236
                                                   ---------------------------    ------------------------

(Income) loss from operations
                                                                   (2,620,675)                    725,336

Interest expense
                                                                      172,169                     163,516

                                                   ---------------------------    ------------------------
Net income (loss) before income taxes
                                                                   (2,792,844)                    561,820

Provision for income taxes
                                                                     (184,000)                    126,000

                                                   ---------------------------    ------------------------
Net income (loss)                                              $   (2,608,844)             $      435,820
                                                   ===========================    ========================

Income (loss) per common share Basic                           $        (0.39)             $        (0.07)
                                                   ===========================    ========================


Weighted average number of common shares
     used in computing income (loss) per share
     Basic                                                          7,469,879                   5,576,509

The accompanying notes to the financial statements are an integral part of these statements.

                     Tamboril Cigar Company and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)
                            For the nine months ended


                                                               September 30, 1998        September 30, 1997
                                                               ------------------        ------------------
Cash flows from operating activities:
  Comprehensive income (loss)                                     $   (3,049,535)             $    435,820
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization
                                                                          141,767                   51,978
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable
                                                                        1,403,951                 (818,436)
      (Increase) decrease in other current assets
                                                                           65,477                  (11,915)
      (Increase) decrease in advances to suppliers
                                                                          798,484                 (435,863)
      Increase in inventory
                                                                       (1,616,736)              (1,339,742)
     (Increase) decrease in other assets
                                                                          113,628                  (77,675)
      Increase in accounts payable
                                                                          296,370                  299,779
      Increase in accrued expenses and other current
        liabilities                                                       294,877                  369,784

                                                            ----------------------   ----------------------
            Net cash used in operating activities                      (1,551,717)              (1,526,270)
                                                            ----------------------   ----------------------

Cash flows used in investing activity - purchase of
property and equipment                                                   (350,756)                (515,857)

Cash flows from financing activities:
  Short term borrowing from bank                                        1,325,372                        -

  Proceeds from issuance of notes payable -
stockholders                                                              156,650                1,975,000
  Repayments of loans by related parties
                                                                                -                 (133,779)
  Repayment of notes payable
                                                                                -                 (965,319)
  Proceeds from issuance of Series B convertible
preferred stock                                                                 -                2,426,667
  Proceeds from issuance of Debentures
                                                                                -                  200,000
  Deferred debt issuance costs
                                                                                -                  (26,717)
  Repayment of long-term debt
                                                                           (4,857)                       -
                                                            ----------------------   ----------------------
            Cash provided by financing activities
                                                                        1,477,165                3,475,852
                                                            ----------------------   ----------------------

                                                            ----------------------   ----------------------
Net decrease in cash
                                                                         (425,308)               1,433,725
                                                            ----------------------   ----------------------
Cash at beginning of the period
                                                                          425,908                  245,939
                                                            -----------------------------------------------
Cash at end of the period                                              $      600            $   1,679,664
                                                            -----------------------------------------------

The accompanying notes to the financial statements are an integral part of these statements.

                     Tamboril Cigar Company and Subsidiaries
                   Consolidated Statement of Changes in Equity
                                   (UNAUDITED)

                                                       Series B Convertible
                                                          Preferred Stock
                                                                                   Common Stock
                                         Comprehensive                          Shares      Amount
                                            Income
                                            (Loss)
                                                         Shares      Amount
Balance at December 31, 1996             $         -           -    $       -   5,575,310    $  557

 Issuance of Common Stock
    in connection with a
    re-capitalization of Notes
    Payable and Notes Payable
    Stockholders                         $         -           -    $       -     328,584    $   33

 Issuance of Series B 8%
    convertible preferred stock,
    net of expenses                                -      56,000            6           -         -

 Recognition of beneficial
    conversion feature of
    preferred stock                                -           -            -           -         -

 Net Income                                        -           -            -           -         -

 Balance at September 30, 1997           $         -      56,000    $       6   5,903,894    $  590


 Balance at December 31, 1997            $         -      56,000    $       6   5,903,894    $  590

 Net Loss                                 (2,608,844)          -            -           -         -

 Comprehensive income (loss)
    Change in cumulative foreign
   currency translation adjustment          (440,691)          -            -           -         -

 Conversion of Series B 8% convertible
    preferred stock.                               -      (1,320)           -      25,563         3

 Dividend on 1320 shares of Series B
    8% convertible preferred stock.                -           -            -           -         -

 Conversion of Series B 8% convertible
     preferred stock.                              -      (1,560)          (1)     47,133         5

 Dividend on 1560 shares of Series B
   8% convertible preferred stock.                 -           -            -           -         -

 Conversion of Series B 8% convertible
   preferred stock.                                -     (19,893)          (2)  7,380,042       738

 Dividend on 19,893 shares of Series
   B 8% convertible preferred stock.               -           -            -           -         -

 Balance at September 30, 1998            (3,049,535)     33,227    $       3  13,356,632    $1,336


(RESTUBBED TABLE)
                                                                   Additional   Accumulated     Accumulated    Stockholders
                                                                     Paid-in       Other          Deficit         Equity
                                                                     Capital    Comprehensive
                                                                               Income (Loss)


Balance at December 31, 1996                                       $  936,253     $       -   $ (221,627)        $ 715,183

 Issuance of Common Stock
    in connection with a
    re-capitalization of Notes
    Payable and Notes Payable
    Stockholders                                                    1,984,648             -            -         1,984,681

 Issuance of Series B 8%
    convertible preferred stock,
    net of expenses                                                 2,426,661             -            -         2,426,667

 Recognition of beneficial
    conversion feature of
    preferred stock                                                   812,903             -     (812,903)                -

 Net Income                                                                 -             -      435,820           435,820

 Balance at September 30, 1997                                      6,160,465     $       -     (598,710)     $  5,562,351


 Balance at December 31, 1997                                       6,160,465     $(110,036)    (282,028)     $  5,768,997

 Net Loss                                                                   -             -   (2,608,844)       (2,608,844)

 Comprehensive income (loss)
    Change in cumulative foreign
   currency translation adjustment                                          -      (440,691)           -          (440,691)

 Conversion of Series B 8% convertible
    preferred stock.                                                    3,552             -            -             3,555

 Dividend on 1320 shares of Series B
    8% convertible preferred stock.                                         -             -       (3,555)           (3,555)

 Conversion of Series B 8% convertible
     preferred stock.                                                   5,121             -            -             5,125

 Dividend on 1560 shares of Series B
   8% convertible preferred stock.                                          -             -       (5,125)           (5,125)

 Conversion of Series B 8% convertible
   preferred stock.                                                   113,096             -            -           113,832

 Dividend on 19,893 shares of Series
   B 8% convertible preferred stock.                                        -             -     (113,832)         (113,832)

 Balance at September 30, 1998                                      6,282,234      (550,727) $(3,013,384)     $  2,719,462

                     TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  GENERAL

       The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of Tamboril Cigar Company ("Company"), the accompanying financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998. All dollar amounts are U.S. dollars unless otherwise indicated. The conversion rate of Dominican pesos into US dollars during the period ended September 30, 1998 varied; on the balance sheet, and throughout this 10-QSB, the rate of 15.5 Dominican pesos to 1 US dollar is used.

2.  INVENTORY:

Inventory consists of the following:

                                    September 30, 1998     December 31, 1997
                                    ------------------     -----------------

                    Raw Materials        $2,751,676          $1,729,092
                    Finished Goods        1,272,810             718,558
                                      -------------        ------------
                                         $4,064,386          $2,447,650
                                      =============        ============

As of September 30, 1998, approximately $3,876,000 of the Company's inventory is located in the Dominican Republic.

3.  SHORT-TERM BANK BORROWING

       Effective March 3, 1998, the Company negotiated a credit agreement with the Banco Popular Dominicano, which provides for advances up to Dominican Republic ("RD") $25,000,000 (US $1,612,903) for the purchase of tobacco. Interest is based on the prime rate in the Dominican Republic, which was 30% at September 30, 1998, and is adjusted and payable monthly. As of September 30, 1998, the Company had borrowed RD$19,720,000 (US $1,272,258) at an average rate of 34%. Borrowing under the agreement is secured by tobacco inventories.

       On July 28, 1998, the Company entered into a credit agreement with the Banco Gerencial and Fiduciario which provides for advances up to RD $6,000,000 (US $375,000). Interest is based on the prime rate in the Dominican Republic and is adjusted and payable monthly. Borrowing under such agreement is payable on 90 day demand and is secured by the factory building in the Dominican Republic. As of September 30, 1998, the balance was $53,114. See Item 5 "Other Information".


4.  LONG-TERM DEBT

At September 30, 1998 and at December 31, 1997, long-term debt consisted of the following:

                                                                                        September 30,     December 31,
                                                                                            1998             1997
                                                                                            ----             ----
       Loan payable to in monthly installments of $839 through December 2001,
       including interest at 9.35% per annum                                             $ 27,929          $ 32,786

       8% convertible debenture due September 1999 ("Convertible
       Debentures")                                                                       200,000           200,000
                                                                                       ----------         ---------

                                                                                          227,929           232,786
                                                                                       ----------         ---------
       Less:  Current portion                                                             207,252             7,252

       Long term debt                                                                   $  20,677          $225,534
                                                                                       ==========         =========

       On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement ("Purchase Agreement") with several purchasers (See Note 7) pursuant to which the Company agreed to sell up to an aggregate of $200,000 of the Convertible Debentures. The Convertible Debentures are convertible prior to maturity into shares of the Company's common stock. Interest, which is payable quarterly, is currently in arrears. Under the terms of the Purchase Agreement, the Company's failure to pay interest on December 31, 1997, March 31, 1998 and June 30, 1998 constituted events of default. In an event of default, the holders of the Convertible Debentures have the right to declare the Debentures, including accrued interest and an adjustment amount as defined under the Purchase Agreement, payable on demand. Additionally, in an event of default, the interest rate is increased from 8% to 16%. Based on the default, the Debentures have been classified as current in the September 30, 1998 balance sheet.

5.  NOTES PAYABLE - STOCKHOLDER

As of September 30, 1998, Notes payable stockholder consists of the following:

Note payable - Jenadosa Holdings Limited
       Due on demand - bearing interest at 10% per annum          $ 100,000
       Due on demand - bearing interest at 10% per annum             56,650
                                                                  ---------
                                                                  $ 156,650
                                                                  =========
6.  MAJOR CUSTOMER

       On July 7, 1997, the Company entered into a distribution agreement ("Distribution Agreement") and on October 1, 1997 entered into a Cigar Production Agreement ("Production Agreement") with Hubbard Imports, a Florida partnership ("Hubbard"). Under the terms of the Distribution Agreement, Hubbard became the exclusive distributor in the United States for the Company's products. On March 20, 1998 the Company informed Hubbard of the Company's intention to terminate both the distribution and the Production Agreement as a result of Hubbard's failure to meet agreed-upon levels of distribution as set forth in the Production Agreement. In June 1998, an agreement was reached with Hubbard pursuant to which the Company exchanged approximately $660,000 of the Hamilton House Select (TM) cigars that it had in inventory for an equal dollar amount of Tamboril (TM) cigars held by Hubbard Imports. As a result of such exchange, the Company incurred a charge to cost of sales of approximately
 $200,000 as an adjustment of the carrying cost of the inventory. Additionally, Hubbard paid the Company approximately $226,000 of Hubbard's previous indebtedness to the Company and has since paid the remaining (approximately) $148,000.

       From the commencement of the Production Agreement until December 31, 1997, substantially all of the Company's sales were made to Hubbard. The Company made sales of approximately $8,000 to Hubbard during the nine months ended September 30, 1998.

7.  STOCKHOLDERS' EQUITY

       On September 22, 1997, the Company entered into the Purchase Agreement with Infinity Emerging Opportunities Limited ("Infinity"), Summit Capital Limited ("Summit"), and Glacier Capital Limited ("Glacier") (collectively, the "Purchasers"), pursuant to which the Company agreed to sell to the Purchasers
(i) up to an aggregate of $200,000 of the Company's Debentures, (ii) up to 116,000 shares of the Company's Series B 8% convertible preferred stock, par value $0.0001 and stated value $50.00 per share (a total of $5,800,000 stated amount) ("Series B Preferred Stock"), and (iii) 225,000 warrants to purchase shares of the Company's common stock at an exercise price of $5.89 per share ("Warrants"). On September 23, 1997, the Company issued and sold to the Purchasers (a) $200,000 face amount of the Debentures, (b) 56,000 shares of Series B Preferred Stock (a total of $2,800,000 stated amount), and (c) 225,000 Warrants.

       Dividends on the Series B Preferred Stock, which are payable quarterly, are currently in arrears. Under the terms of the Series B Preferred Stock and the Purchase Agreement, the Company's failure to pay dividends on December 31, 1997, March 31, 1998 and June 30, 1998 constituted an event of default. In an event of default, the Series B 8% Preferred Stock dividend rate increases from 8% to 16%. Additionally, in an event of default, the Company is required to pay liquidated damages in an amount equal to 1% of the stated amount outstanding as of the date of default and on each anniversary thereafter. Based on the default, selling, general and administrative expenses have been charged $255,000 of expenses related to the liquidated damages under the Purchase Agreement.

       On February 19, 1998, the Company issued 25,563 shares of Company's common stock in a conversation of 1,320 shares of the Series B Preferred Stock, including $3,555 of accrued dividends on those 1,320 shares.

       On April 2, 1998, the Company issued 47,133 shares of the Company's common stock in a conversion of 1,560 shares of the Series B Preferred Stock, including $5,125 of accrued dividends on those 1,560 shares.

       On August 5, 1998, the Company issued an aggregate of 7,380,042 shares of its common stock, par value, .0001 per share to Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited pursuant to a conversation, by each, of $331,550 aggregate stated amount of the Company's Series B Convertible Preferred Stock and $37,944 in accrued dividends on such shares. The shares of common stock issued to the investors represent 56% of the issued and outstanding common stock of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

       The following discussion relates to the consolidated results of operations and financial condition of the Company and its two principal operating subsidiaries, Tamboril Cigar International Inc. ("TCI") and Tabacalera Tamboril S.A. ("Tabacalera").

       The Company previously entered into a Distribution Agreement dated July 7, 1997 ("Distribution Agreement") and a Cigar Production Agreement dated October 1, 1997 ("Production Agreement") (the Distribution Agreement and the Production Agreement being sometimes referred to herein as the "Hubbard Agreements") with Hubbard Imports, a Florida partnership ("Hubbard"). Under the Distribution Agreement, the Company appointed Hubbard as exclusive distributor in the United States for the Company's Tamboril/TM/, Cordova/TM/ and Fore/TM/ cigar products. Under the Production Agreement, the Company agreed to manufacture for Hubbard a line of Hamilton House Select/TM/ cigars. Both Hubbard Agreements provided for minimum purchase commitments from Hubbard in 1997 and stated that Hubbard would, in January of each year beginning with 1998, undertake to purchase a mutually agreed upon number of cigars in the calendar year beginning each January.

       In January of 1998, Hubbard failed to agree to minimum purchase requirements under the Hubbard Agreements, and Hubbard did not order any cigars from the Company after December 31, 1997, Hubbard's failure to agree upon and make minimum purchase requirements, as well as deficiencies in Hubbard's inventory controls and sales reporting systems (of which Hubbard failed to notify the Company), resulted in an abrupt, unanticipated disruption of the Company's sales and distribution from early 1998 to the present. Because Hubbard was the exclusive distributor for the Company in the US, this resulted in the Company having no U.S. distribution channel, and had a material adverse impact on the Company's sales and profitability in the nine month period ended September 30, 1998.

       The negative impact of the Hubbard situation was exacerbated by developments in the overall market for cigars. The market for sales in the United States of premium cigars was negatively impacted in early 1998 by excess inventories at the wholesale and retail levels. The Company was particularly hurt by this excess inventory because its brands are relatively new and have limited brand recognition. The market remains soft, and the Company does not expect that normal order levels for its cigars will be reestablished.

Liquidity and Capital Resources
-------------------------------

       As previously stated, the loss of Hubbard as a distributor, and the overall weakness in the demand for cigars, negatively impacted the Company's sales, profitability and liquidity. These difficulties increased in severity during the first none months of 1998, such that the Company eventually became unable to meet its financial obligations to its employees and suppliers as they became due. As a result, the Company lost employees and suppliers, and numerous employees and suppliers filed lawsuits against the Company in connection with these events. See "Litigation."

       During the first three quarters of 1998 the Company actively recruited local and regional distributors to replace Hubbard. Although the Company undertook these efforts to rebuild its distribution network, the Company did not succeed in these efforts due to the various difficulties described above and a continuing soft market for cigars. Also during that period, Management sought sources of financing for the Company in order to alleviate some of its financial difficulties. The Company was successful in obtaining a line of credit of approximately RD$6,000,000 (US$375,000). See note 3 to the Consolidated Financial Statements.

       As a result of having lost its distribution network and its related financial difficulties, including its inability to pay employees and suppliers, the Company has ceased operations. Management does not expect the Company to be able to, nor does it presently plan to, resume operations. Management does not believe that it is feasible to attempt to generate demand for the Company's products or reestablish a distribution network, given the Company's inability to manufacture due to its problems with employees and suppliers. Management's present plans for the Company include a possible sale of the Company's remaining tobacco inventory, stocks of finished cigars, intellectual property and other assets. Management is seeking persons who may be interested in acquiring these assets. Any purchase of the Company's assets likely would be contingent upon resolution of the various lawsuits against the Company (see "Legal Proceedings") and release of liens against the inventory securing certain debt of the Company (see Footnotes 3, 4 and 5 to the Financial Statements).

Results of Operations for the Three-Month and the Nine-Month Period ended
-------------------------------------------------------------------------
September 30, 1998 as Compared to the Three-Month Period and the Six-Month
--------------------------------------------------------------------------
Period ended September 30, 1997
-------------------------------

       Net sales for the three months and nine months ended September 30, 1998 were $60,901 and $309,906, respectively, which represented a decline of $1,7804,652 and $4,093,734, from sales of $1,854,652 and $4,403,640 in the three months and nine months ended September 30, 1997. In the nine months ended September 30, 1997, the Company was distributing its cigars through retail tobacconists and regional distributors that had been organized by the Company's in-house sales and marketing staff. Upon entering into the Distribution

Agreement with Hubbard, Hubbard was named the Company's exclusive United States distributor and the Company, accordingly, discontinued all direct sales efforts. Upon the unexpected cessation of cigar purchases by Hubbard and the resulting termination of the Distribution Agreement in early 1998, the Company was left with no distribution network for its products. The sales of $309,906 in the nine months ended September 30, 1998 represent the Company's efforts after the month of March, 1998 to reestablish a distribution network of retail tobacconists and regional distributors under the direction of Company staff. In an effort to provide support for the new distributors, the Company allowed distributors to return slow moving merchandise and replaced such merchandise with other types of merchandise. Additionally, the Company reduced its selling prices to achieve more favorable price points to the distributors. In conjunction with such price reduction, the Company provided its distributors with a floor plan protection to allow the distributors to move its cigar inventories. The Company has since discontinued those efforts to rebuild its distribution network, due to the sharp and continuing decrease in demand for cigars in the market generally and the Company's other difficulties, including its employee and supplier problems and the various lawsuits against the Company. See "Liquidity and Capital Resources" and "Legal Proceedings".

       Gross losses for the three months and nine months ended September 30, 1998 were $251,663 and $299,189, respectively, compared to gross profit of $971,964 and $2,604,572 in the comparable periods of the prior year. This significant reduction was due primarily because (a) with the low level of sales, cost of goods sold increased disproportionately due to under absorption of overhead, (b) there were increased levels of promotional merchandise provided to distributors, and (c) there was a sharp increase in returned merchandise, primarily under the floor plan protection plan provided to distributors.

       Selling, general and administrative expense in the three months and nine months ended September 30, 1998 were $587,597 and $2,231,486, respectively, up 8% and 24% from $541,325 and $1,879,236 in the three months and nine months ended September 30, 1997. This increase was due primarily to costs of approximately $28,000 per month for "liquidated damages" due to events of default under the Company's Series B Convertible Preferred Shares, see "Item 3. Defaults Upon Senior Securities", as well as increased bad debt write-offs and increased professional and consulting fees, resulting from the Company's need to engage professional and consultants to assist with its financial, legal and related difficulties.

       Losses from operations in the three months and nine months ended September 30, 1998 were $943,641 and $2,608,844, as compared to income from operations of $223,161 and $435,820 in the three months and nine months ended September 30, 1997. This was occasioned by the lack of sales due to the cessation of purchases from the Company by Hubbard. The Company's efforts, since discontinued, to rebuild its distribution network resulted in increased expenditure levels and an extreme reduction in gross profit percentage, due primarily to discounted sales, increased returns of merchandise, increased promotional efforts and increased unit costs.

       The Company's interest expense for the three months and nine months ended September 30, 1998 were $109,381 and $172,169, respectively, as compared to $81,478 and $163,516 for the three-months and nine months ended September 30, 1997. Interest expense in subsequent quarters will increase, as the Company intends to borrow to alleviate some of its case flow difficulties. See "Liquidity and Capital Resources".

       Net loss in the three months and nine months ended September 30, 1998 were $943,641 and $2,608,844, respectively, as compared to net income of $223,161 and $435,820 in the three months and nine months ended September 30, 1997. The substantial decrease in sales in the quarter was the primary reason for the increase in the net loss.

Liquidity and Capital Resources
-------------------------------

       As of September 30, 1998, cash on hand was $600, which if not augmented would not be sufficient to fund the Company's operations. The Company obtained loans aggregating approximately $2,194,500 (Banco Popular $1,562,500, Banco Fiduciario $375,000 and a note from Jenadosa Holdings of approximately $257,000) in the nine months ended September 30, 1998 (see footnote 3 and footnote 5 of the footnotes to the consolidated financial statements). Without these loans, the Company would not have been able to meet its obligations as they came due. The Company's cash position has been materially negatively impacted by the cessation of purchases from the Company by Hubbard, and weak demand for the Company's products.

       The Company's line of credit from Banco Popular in the Dominican Republic is for $1,612,903 which may only be used for tobacco purchases and a credit facility from Banco Fiducario of approximately $400,000 encumbering its Dominican building.

       Borrowing as of September 30, 1998 to date under the Banco Popular line of credit totals approximately RD$1,272,258 at an average interest rate of 34%. Interest is at prime in the Dominican Republic, which was thirty percent (30%) per annum as of September 30, 1998.

       Management intends to explore sales of tobacco from its inventories to other manufacturers to enhance liquidity. Management's goals in such sales are to raise approximately $400,000 to $500,000. There can be no assurance that management will be successful in locating buyers at prices advantageous to the Company or at all. Failure to do so would further exacerbate the Company's liquidity crisis.

       From its inception in April of 1996, the Company's cash used in operations has exceeded its cash generated from operations, as the Company has increased inventories and staff in the effort to establish the Company's brands and achieve initial market penetration. The Company has financed these expanding operations from its financing activities, which have included loans, sales of common stock and a $3 million financing completed in September 23, 1997, which consisted of an institutional placement of convertible debentures and convertible preferred stock.

       The Company had negative cash flows from operations of $1,551,717 in the nine months ended September 30, 1998, which is approximately the same as cash flows from operations of $1,526,270 in the first nine months of 1997. The principal causes of negative cash flows were large increases in inventory of $1,616,736 and a net loss of cash inflows from financing activities during the nine months ended September 30, 1998. Major cash inflows in the nine months ended September 30, 1997 consisted of $1,325,372 in short term borrowing.

       Cash on hand at September 30, 1998 was $600 compared with $1,679,664 on September 30, 1997. The Company intends to generate additional cash through sales of its excess inventory of aged tobacco and additional borrowing. The absence of sales of products through any distribution network and associated cash flow has and will continue to materially negatively impact the Company's liquidity and its ability to pay its expenses as they come due.

       The Company is currently in default of certain terms of the Purchase Agreement pursuant to which the $3 million financing was completed. See "Item 3. Defaults Upon Senior Securities". The effect of such default is to increase the interest rate on the $200,000 principal amount of convertible debentures from 8% to 16% and to require the Company to pay the Purchasers under the Purchase Agreement "liquidated damages" in an amount equal to 1% of the aggregate stated amount of the Series B Shares issued and outstanding for each month in which the Company remains in default. On July 30, 1998, the Company issued an aggregate of 7,380,042 shares of its common stock to Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited pursuant to a conversion by each of $331,550 in aggregate stated amount of the Company's Series B Convertible Preferred Stock and $37,944 in accrued dividends on such shares. The shares of common stock issued to these investors represent 56% of the issued and outstanding common stock of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On June 5, 1998, the Company entered into a settlement agreement with Hubbard. Pursuant to the settlement agreement with Hubbard, the Distribution Agreement and the Production Agreement were terminated. Hubbard agreed to pay the Company the sum of $373,920 in respect of prior invoices. Payment of $225,721 has been paid, with the remainder due on or before December 15, 1998. Hubbard agreed not to contest the Company's previous cancellation of certain common stock purchase warrants that had been issued to Hubbard, and the parties exchanged mutual releases.

       On July 15, 1998, the Company obtained a favorable jury verdict in the case of Carlin Equities Corporation v. Tamboril Cigar Company. In the case, which was tried in the United States District Court for the Southern District of New York, Carlin instituted legal action in July 1997 alleging that it was entitled to approximately $1,680,000 plus certain common stock purchase warrants in respect of fees under an agreement in which Carlin was to serve as placement agent for the Company in connection with a proposed private placement financing. Carlin did not raise any capital for the Company, and the Company sought financing elsewhere. The jury found that the Company did not owe Carlin any commission on the financing it did obtain. Furthermore, the jury found that Carlin had breached the agreement by failing to perform its obligations to the Company. Even though the jury found for the Company on its counterclaim that Carlin breached the agreement, no damages were awarded to the Company.

       During fiscal 1998, due to the collapse of the Company's distribution network and resulting material adverse effect on its cash flow, the Company's manufacturing subsidiary, Tabacalera, was unable to meet its employees' payroll or pay suppliers as invoices became due. As a result, many of its employees and suppliers have filed suit in the Dominican Republic. Under the laws of the Dominican Republic, the employees who have sued Tabacalera have an automatic provisional lien on the Company's and its subsidiaries' assets. The amounts claimed in the lawsuits are: (a) in the lawsuit filed by employees other than Mr. Shafir, recovery of approximately RD$1.2 million ($77,419) is sought; (b) in a lawsuit by Mr. Shafir, a former officer of the Company, recovery of approximately RD$25.8 million ($1,664,516) is sought under an agreement that is disputed by the Company; and (c) in lawsuits filed by suppliers, an aggregate of approximately RD$1-2 million (US$65,000-130,000) is sought. The Company is presently litigating these suits in the Dominican Republic. The Company expects to seek to settle the employee claims (other than Mr. Shafir's claim) as it acquires the funds to do so. The Company disputes Mr. Shafir's claims, and believes that it has substantial valid counterclaims against Mr. Shafir, which it intends to prosecute vigorously.

       Apremont, Inc. filed an eviction action against the Company on September 15, 1998 for nonpayment of rent on space occupied by the Company. Apremont filed a complaint for damages for breach of lease, but did not specify the amount of damages.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)    None.

(b)    None.

(c) On July 30,1998, the Company issued an aggregate of 7,380,042 shares of its common stock, par value $.0001 per share, to Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited pursuant to a conversion of $331,550 aggregate stated amount of the Company's Series B Convertible Preferred Stock ("Series B Shares") and $37,944 in accrued dividends on such Series B Shares. Infinity, Summit and Glacier invested $3,000,000 in the aggregate in the Company's placement of Series B Shares and 8% Convertible Debentures ("Debentures") that was completed in September of 1997. The shares of common stock issued to the investors pursuant to the current conversions represent 56% of the issued and outstanding common stock of the Company (post-issuance), with 13,356,632 shares outstanding after the conversions. To date, Infinity, Summit and Glacier have converted an aggregate of $369,494 of the stated amount of the Series B Shares, together with the associated dividends. The remaining stated amount of Series B Shares outstanding is $2,324,450 and the $200,000 principal amount of Debentures remains outstanding.

       Of the 7,380,042 shares, 5,252,738 shares were issued without registration under the Securities Act of 1933, as amended ("Act"). These shares were issued pursuant to Section 4(2) of the Act by reason of the issuance of the shares being a transaction by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       The Company remains in default of its $200,000 face amount of the Company's 8% Convertible Debentures due September 22, 1999 and $2,800,000 aggregate stated amount of the Company's Series B Convertible Preferred Stock, as previously disclosed in the Company's Form 10-QSB for the quarterly period ended March 31, 1998 and June 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.  OTHER INFORMATION

       On August 4, 1998, Tom Knudson resigned as a member of the Board of Directors of the Company.

       Due to the adverse events described in Managements' Discussion and Analysis, the Company is operating with a skeletal staff of very few employees and extremely limited financial resources. Also, the Company's cigar manufacturing subsidiary and most of its corporate records are located in the Dominican Republic, where the Company no longer has the employees needed to locate and compile information. As a result, the Company has had difficulty obtaining the necessary information to prepare this 10-QSB, and, in some cases, especially regarding matters in the Dominican Republic, was not able to obtain complete information.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION
       2.1                 Acquisition Agreement and Plan of Reorganization dated as of October 23,
                           1996 by and between Idaho Leadville Mines Company and Tamboril Cigar
                           Company*

       3.1                 Amended and Restated Certificate of Incorporation of Registrant*

       3.2                 By-laws of Registrant*

       4.1                 Convertible Debenture and Convertible Preferred Stock
                           Purchase Agreement dated as of September 22 1997 among Tamboril Cigar Company, Infinity Emerging
                           Opportunities Limited, Summit Capital Limited and
                           Glacier Capital Limited, together with all Schedules and Exhibits thereto ("Purchase Agreement").**

       4.2                 Form 8% Convertible Debenture**

       4.3                 Certificate of Designation of the Companies Series B Preferred Stock**


       4.4                 Form of Warrant Certificate**

       4.5                 Registration Rights Agreement dated as of September 22, 1997 among the
                           Company, the Purchasers and the Placement Agents**

       5                   Opinion of Kaplan Gottbetter & Levenson, LLP dated September 23, 1997**

       10                  Distribution Agreement between the Company and Hubbard Imports*

       21                  Subsidiaries of the Company*

       23.1                Consent of Goldstein Golub Kessler & Co., PC, independent certified public accountants*

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

                           ** Incorporated by reference to the Company's Current
                           Report on Form 8-K filed with the Commission on October 1, 1997.

(b)    None.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           TAMBORIL CIGAR COMPANY


                                    /s/ Alan Goldberg
                                    -----------------------------------
                                    Alan Goldberg
                                    President, Chief Executive Officer
                                    Chief Accounting Officer,
                                    and Principal Accounting Officer