Form 10QSB
period 2002-03-30
TAMBORIL CIGAR CO
filed 2003-03-20
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR
       [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-22573

                             TAMBORIL CIGAR COMPANY
              (Exact name of small business issuer in its charter)

                       Delaware                       65-0774638
           (State or other jurisdiction of         (I.R.S. Employer
              incorporation organization)         identification No.)

           1407 North Fort Harrison, Suite F
                  Clearwater, Florida                    33755
       (Address of principal executive offices)       (Zip Code)

               Issuer's telephone number            (727) 469-8691

           Securities Registered pursuant to Section 12(g) of the Act

                               Title of each class

                    Common Stock, par value $.0001 per share

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       On March 18, 2003, after giving effect to the issuance of 37,227,000 shares of Common Stock upon the full conversion of the issuer's outstanding 8% Convertible Debentures and Series B 8% Convertible Preferred Stock, the number of shares of common stock issued and outstanding was 50,583,640.

       Transitional Small Business Disclosure Format (check one):
                 Yes [  ]          No [X]

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Consolidated Balance Sheets as of March 31, 2002 and 2001 and
                  December 31, 2001                                                                            3

              Consolidated Statements of Operations for the three-month periods
                  ended March 31, 2002 and 2001                                                                4

              Consolidated Statements of Cash Flow for the three-month periods
                  ended March 31, 2002 and 2001                                                                5

              Notes to Financial Statements                                                                    6

ITEM 2        Management's Discussion and Analysis of
                  Financial Condition and Plan of Operations                                                  11

ITEM 3        Management's Discussion and Analysis of
                  Financial Condition and Plan of Operations                                                  11
PART II       OTHER INFORMATION                                                                               16


              SIGNATURES                                                                                      17


                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             TAMBORIL CIGAR COMPANY
                                 BALANCE SHEETS
                           AT MARCH 31, 2002 AND 2001
                              AND DECEMBER 31, 2001


                                     ASSETS

                                                                          March 31,                December 31,
                                                             ------------------------------------

                                                                   2002              2001              2001
                                                             ------------------------------------------------------
                                                                    (unaudited)       (unaudited)        (audited)
Current assets:
Cash                                                                 $  32,217         $  11,011         $  61,389
Prepaid expenses                                                        20,625               -                 -
                                                                        ------
 Total current assets                                                   52,842            11,011            61,389
                                                                       -------            -------           ------

 Total assets                                                        $  52,842         $  11,011         $  61,389
                                                                     ==========        ===========        =========


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                        $    -          $  1,540            $   -

Accrued expenses                                                        5,000                 -                 -
Note payable, related party                                           147,151            19,948           147,151
                                                                      --------           --------         -------
 Total current liabilities                                            152,151            21,487           147,151
                                                                      --------           --------         -------

 Total liabilities                                                   $ 152,151         $  21,487         $ 147,151

Equity
Common stock, $.0001 par value
 400,000,0000 shares authorized, 13,356,632 shares issued
 and outstanding                                                      $  1,336          $  1,336          $  1,336
Series B Preferred stock, $.0001 par value
 116,000 shares authorized, 33,227 shares issued and
 outstanding                                                                 3                 3                 3
8% Convertible debentures                                              200,000           200,000           200,000
Additional paid-in capital                                           6,282,234         6,282,234         6,282,234
Retained earnings (deficit)                                         (6,582,882)       (6,494,049)       (6,569,335)
                                                             ----  ----------- ----  ---------------   -----------
 Total stockholders equity (deficit)                                  (99,309)          (10,476)          (85,762)
                                                             -------- -------- -------- ----------------  --------

 Total liabilities and stockholders' equity                         $  52,842         $  11,011         $  61,389
                                                             =      ========== =      ===========       =========




   The accompanying notes are an integral part of these financial statements.

                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF OPERATIONS
                               THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001



                                                                                       Three months ended
                                                                                            March 31,
                                                                               ------------------------------------
                                                                                     2002              2001
                                                                                     ----              ----
Operating revenue                                                                    $         -         $       -

General and administrative expense                                                        13,367            18,571
                                                                                               0             7,244
                                                                                           -----             -----
Bankruptcy related expense
    Total operating expense                                                               13,367            25,815
                                                                                          ------            ------

Net ordinary income (loss)                                                               (13,367)          (25,815)

     Other Income                                                                             181             1,546
                                                                                     -------------     -------------




Net income (loss)                                                                     $  (13,547)       $  (24,269)
                                                                                     ===========         ===========

Net income (loss) per share                                                           $   (0.00)        $   (0.00)
                                                                               =      ==========          ==========

Number of shares used in computing
    Net income (loss) per share                                                        13,356,632           13,356,632
                                                                                      ===========           ==========



                    The accompanying notes are an integral part of these financial statements.

                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001



                                                                                       Three months ended
                                                                                            March 31,
                                                                               ------------------------------------
                                                                                     2002              2001
                                                                                     ----              ----

Cash flows from operating activities:
Comprehensive income (loss)                                                     $      (13,547)   $      (24,269)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Decrease (increase) in prepaid expenses                                            (20,625)
    Increase (decrease) in accrued expenses                                              5,000              -
    Increase (decrease) in accounts payable
                                                                                          -                 -
    Increase (decrease) in accrued taxes                                                  -               (7,689)
                                                                               ----------------   ----------------
Net cash used in operating activities                                                  (29,172)          (31,958)

Cash flows used in investing activity:

Cash flows from financing activities:
      Advances from related party                                                        -                19,948
                                                                               ----------------   --------------
Net cash provided by financing activities                                                -                19,948


Net increase (decrease) in cash                                                        (29,172)          (12,010)

Cash at beginning of period                                                             61,389            23,021
                                                                               ----------------  ---------------
Cash at end of period                                                           $       32,217    $       11,011
                                                                               ================  ===============

   The accompanying notes are an integral part of these financial statements.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001


Note 1. - Description of Business

Tamboril Cigar Company (the "Company") was a manufacturer and distributor of handmade cigars. The tobacco was purchased and the cigars were manufactured at facilities in the Dominican Republic and sold to retail tobacconists throughout the United States. The Company ceased its manufacturing operations in the fourth quarter of 1998. The Company had no operating assets and did not conduct any substantive business activities during the quarters ended March 31, 2002 and 2001.

Note 2. - Bankruptcy Reorganization

On January 1, 2000, the Company had two wholly owned subsidiaries, Tamboril Cigar International ("TCI") and Diversified Tobacco Company ("DTC"). On April 11, 2000, the Company, TCI and DTC filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Florida. These bankruptcy cases were jointly administered. The Bankruptcy Court approved the Company's plan of reorganization on December 7, 2000. The implementation of the Company's plan of reorganization was substantially complete as of December 31, 2000.

The Company experienced a loss from operations and had negative cash flows from operations in each of the fiscal quarters ended March 31, 2002 and 2001. These operating losses and negative cash flows were financed by related party loans. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3. - Plan of Operations

The Company has not engaged in any substantive business since the filing of its bankruptcy petition and has no specific plans to engage in any particular business in the future. Management intends to develop a plan to restructure the Company as a "public shell" that will endeavor to implement a business combination with a suitable privately held company that has both business history and operating assets and wants to be publicly held. Since management presently holds approximately 82.3% of the Company's outstanding common stock, the Company is not likely to distribute substantive information to its minority stockholders in connection with the consideration of a specific Target or the negotiation of a business combination transaction. The Company's business strategy is commonly referred to as a "blind pool" because neither management nor the minority stockholders know what the business of the Company will ultimately be.

The Company's business goal is to engage in a business combination on terms that will give its' stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership.

Note 4. - Significant Accounting Policies

Interim Financial Statements

The financial statements as of and for the three-month periods ended March 31, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

Bankruptcy during year ended December 31, 2000

The Company filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code on April 11, 2000. The Bankruptcy Court confirmed the Company's amended plan of reorganization on December 7, 2000 and the implementation of the plan was substantially complete as of December 31, 2000.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001


Note 4. - Significant Accounting Policies (continued)

Fiscal year

The Company's fiscal year begins on January 1 and ends on December 31 of each year.

Bankruptcy expenses of former subsidiaries.

The financial statements for the fiscal quarter ended March 31, 2001 reflect the post-bankruptcy operations of the Company and separately report certain post-confirmation bankruptcy related expenses incurred by TCI and DTC. The bankruptcies of TCI and DTC were substantially complete as of December 31, 2001.

Cash and cash equivalents.

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. At March 31, 2002 and 2001, the Company had no cash equivalents.

Income (loss) per share.

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The Company's net income (loss) per common share has been calculated on the basis of 13,356,652 shares issued and outstanding. The calculation does not give effect to the potential conversion of the Series B 8% Convertible Preferred Stock or the 8% Convertible debentures into common stock.

There were no warrants or options outstanding at March 31, 2002 or 2001.

Use of estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 5. - Related party obligations

During the three-month period ended March 31, 2001, the Company's principal stockholders advanced $19,948 in cash to the Company. These advances are non-interest bearing obligations and have no fixed maturity date. The cash proceeds from the related party advances were used to pay the Company's operating costs.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001


Note 6. - Series B Preferred Stock and 8% Convertible Debentures

On September 22, 1997, the Company sold $200,000 of 8% Convertible Debentures and 56,000 shares of $50 stated value Series B 8% Convertible Preferred Stock to three related purchasers for $3,000,000. The Debentures and Preferred Stock were convertible into shares of the Company's $.0001 par value Common Stock (the "Common Stock") at a price equal to the lesser of $4.71 per share, or 77.5% of the average closing bid price of the Common Stock for the five trading days immediately preceding a conversion date. Between February and August of 1998, the holders converted 22,773 shares of Preferred Stock into 7,452,738 shares of Common Stock. The shares of Common Stock issued upon conversion of the Preferred Stock represented approximately 56% of the issued and outstanding common stock of the Company on December 31, 2000.

Under the Company's plan of reorganization, the holders of the Debentures and Preferred Stock retained the right to convert the Debentures and Preferred Stock into Common Stock, but surrendered all of their other rights, powers and preferences. Accordingly, the Debentures have been reclassified as equity for balance sheet purposes.

Note 7. - Capital Stock

In connection with the implementation of the Company's plan of reorganization, its Certificate of Incorporation was amended to authorize the issuance of 400,000,000 shares of $.0001 par value common stock and 100,000,000 shares of $.0001 par value preferred stock.

The Board of Director's has the power to issue any or all of the authorized but unissued common stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a business combination. It is impossible to predict whether a business combination will ultimately result in dilution to the Company's current stockholders. If the target has a relatively weak balance sheet, a business combination may result in significant dilution. If a target has a relatively strong balance sheet, there may be no dilution.

The Board of Director's has the power to issue any or all of the authorized but unissued preferred stock without stockholder approval. The preferred stock may be issued with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Company's common stock.

Note 8. - Subsequent Event

On January 29, 2003, the holders of the Debentures and Preferred Stock exercised their conversion rights and converted all of the Debentures and Preferred Stock into shares of Common Stock. A total of 33,227,000 shares of Common Stock were issued upon conversion of the Preferred Stock and a total of 4,000,000 shares of Common Stock were issued upon conversion of the Debentures. The shares of Common Stock issued to the holders represents approximately 73.6% of the Company's issued and outstanding Common Stock.

ITEM 2.       PLAN OF OPERATIONS

Introductory Note

       We were a manufacturer and distributor of handmade cigars. Our cigars were manufactured at company-owned facilities in the Dominican Republic and then sold to retail tobacconists throughout the United States. To finance a planned expansion of our business, we sold $3,000,000 in preferred stock and debentures to three related investment funds in September of 1997. The preferred stock and debentures were convertible into our common stock at a price equal to the lesser of $4.71 per share, or 77.5% of the average bid price of our common stock for the five days prior to a conversion date.

       In 1998, we began to encounter significant difficulties in our cigar production and distribution business. For the nine months ended September 30, 1998, our net sales were only $309,906, as compared with $4,403,640 for the comparable nine months of 1997. We decided to terminate our cigar manufacturing operations in January 1999. Thereafter, our original management team was terminated for mismanagement and replaced by Alan L. Goldberg, a Miami-based corporate workout specialist employed by Crisis Management, Inc. In July 1999, we moved our principal executive office to the offices of Crisis Management.

       Our company and two of our subsidiaries filed voluntary Chapter 11 petitions in the U.S. Bankruptcy Court for the Southern District of Florida on April 11, 2000 (Cases 00-13040-BKC-AJC through 00-13042-BKC-AJC). We filed our plan of reorganization with the Bankruptcy Court in August of 2000 and the court confirmed our plan in December of 2000. The corporate restructuring described in our reorganization plan was substantially complete as of December 31, 2000. Our bankruptcy proceeding and the subsequent operations of our company were paid for with funds advanced by the holders of our preferred stock and debentures.

       Our common stock is registered under Securities Exchange Act of 1934 and we have been required to file regular annual and quarterly reports with the Securities and Exchange Commission since August of 1997. We failed to file a number of required Exchange Act reports during the periods before, during and after our bankruptcy. In particular, we did not file our annual reports for the years ended December 31, 1998 through 2001, or our quarterly reports for the interim periods during the 1999 through 2002 fiscal years.

       On January 23, 2003, the holders of our preferred stock and debentures sold a controlling interest in our company and all of their creditors' claims to Sally A. Fonner and John L. Petersen, who subsequently elected themselves directors of our company. Since assuming control of our affairs, Ms. Fonner and Mr. Petersen have focused their efforts on resolving our SEC reporting delinquencies and developing a plan to reorganize our company as a public shell that will seek to engage in a business combination with a suitable privately held company that wants to be public.

       In an effort to resolve our reporting delinquencies, we have filed an omnibus annual report on Form 10-KSB that includes audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. We have also filed quarterly reports on Form 10-QSB that include unaudited financial information as of the end of each fiscal quarter during the years 2002 and 2001. We have not filed quarterly financial information for our 1999 and 2000 fiscal years. While, our recently filed annual and quarterly reports cannot wholly expunge our earlier reporting delinquencies, we believe our company will be considered "current" with respect to its Exchange Act reporting obligations when we file our quarterly report for the period ended March 31, 2003.

       In addition to the annual and quarterly reports, we have filed a preliminary Schedule 14C Information Statement that describes management's plans to restructure our company as a public shell. When the review period specified by applicable regulations has expired and we have responded to any comments we receive from the SEC, we will mail copies of the definitive Schedule 14C Information Statement to all of our stockholders. Twenty days after the mailing date, Ms. Fonner and Mr. Petersen will take the corporate actions described in the Information Statement without the consent of any other stockholder. Thereafter, we will commence our search for a suitable private company that wants to become publicly held by effecting a business combination with a corporate shell.

Financial Condition

       Our company has not engaged in any business activities since January of 1999 when we decided to terminate our cigar manufacturing operations. At the date of this report on Form 10-QSB, we have approximately $20,000 in cash and no other material assets. Our available cash resources will be used to pay the cost of implementing our proposed plan of operations. There is no assurance that our available cash resources will be sufficient to pay the costs associated with our planned activities.

       At the date of this report on Form 10-QSB, we have $206,123 in related-party debt that is owed to Ms. Fonner and Mr. Petersen. This related-party debt is non-interest bearing and has no fixed maturity date.

Results of Operations

       We did not generate any revenue during the three-month periods ended March 31, 2002 and 2001. The following table summarizes the expenses we incurred during those periods.

                                                    Three Months Ended
                                                        March 31,
                                                      2002         2001
General and administrative expense                 ($13,367)    ($18,571)
Bankruptcy related expense                               --       (7,244)
Other income (expense)                                  181        1,546
                                                       ----       ------
Net loss for period                                ($13,547)    ($24,269)
                                                   =========    =========

       After the implementation of our plan of reorganization, we had $23,021 in cash and $9,229 in accounts payable at December 31, 2000. During the years ended December 31, 2001 and 2002, the holders of our preferred stock and debentures advanced $206,124 to our company. The following table summarizes the cash expenditures made and the advances received from related parties during the three months ended March 31, 2002 and 2001.

                                                Three Months Ended
                                                    March 31,
                                                  2002         2001
Cash balance at beginning of period             $61,389      $23,021
Cash expenditures made during period            (29,172)     (31,958)
Cash advances received during period                 --       19,948
                                                     --      -------
Cash balance at end of period                   $32,217      $11,011
                                                =======      =======

Plan of Operations

       We intend to implement a plan whereby our company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately held company that has both business history and operating assets and wants to be publicly held. Since we have no substantial financial resources, we will probably be required to issue equity securities as the sole consideration for such an acquisition.

       We will incur a variety of direct operating expenses including the fees charged by our transfer agent and auditors, the costs of communicating with our stockholders and the costs of maintaining an information website for our stockholders and other interested parties. Our company will also be obligated to reimburse our officers and directors for the out-of-pocket expenses they incur on our behalf. There is no limit on the amount of allowable expense reimbursements and our board of directors will have the sole authority to review and approve of the reasonableness of such expenses.

       During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with preparing and distributing reports to stockholders and investigating potential business opportunities. Our management team expects to accrue approximately $30,000 per month in administration and investigation fees. Substantially all of these fees will be payable to Ms. Fonner, Mr. Petersen and their respective affiliates, who have each agreed to carry the bulk of their accumulated fees as an account receivable until we complete a business combination. Accordingly, our management team believes that our current cash resources will probably be adequate for our Company's anticipated needs.

       With the exception of their accrued compensation, Ms. Fonner, Mr. Petersen and their respective employees, relatives and affiliates will not receive any direct or indirect compensation from a target, or any officer, director, affiliate or associate of a target in connection with a business combination. We are, however, unlikely to enter into a business combination with a target that is unwilling to pay a significant portion of the deferred compensation liabilities. While a target may decide to retain Ms. Fonner, Mr. Petersen or their respective affiliates to provide future services for the combined companies, Ms. Fonner, Mr. Petersen will not require a target to enter into such an agreement as condition of a proposed business combination.

       Our management team has no plans to offer or sell any securities for cash. Since we have not identified any potential targets as of the date of this Form 10-QSB, however, it is impossible to predict whether additional capital may be required during the next 12 months. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise the required capital through a private placement to accredited investors. Since we are not conducting a registered offering of securities at the present time and do not intend to conduct such an offering in the foreseeable future, our management team does not believe that Rule 419 will be applicable to our proposed activities.

ITEM 3.       CONTROLS AND PROCEDURES

       As of March 14, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 14, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to March 14, 2003.

                          PART II -- OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the stockholders during the quarters ended March 31, 2002 or 2001.

       On February 3, 2003, Sally A. Fonner and John L. Petersen, acting as holders of a majority of our issued and outstanding common stock, signed written consents pursuant to Section 211(b) of the General Corporation Law of Delaware for the sole purpose of electing themselves to serve as members of our board of directors until the next annual meeting of our stockholders

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     EXHIBITS

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 18, 2003  TAMBORIL CIGAR COMPANY

                     By                /s/ Sally A. Fonner
                       ---------------------------------------------------
                     Sally Fonner, Chief Executive Officer and Director

                     By               /s/ John L. Petersen
                       ---------------------------------------------------
                     John L. Petersen, Chief Financial Officer and Director

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER


I Sally A. Fonner, Chief Executive Officer of Tamboril Cigar Company certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tamboril Cigar Company.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


             /s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
March 18, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I John L. Petersen, Chief Financial Officer of Tamboril Cigar Company certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tamboril Cigar Company.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            /s/ John L. Petersen
John L. Petersen, Chief Financial Officer
March 18, 2003