Form 10QSB
period 2002-06-30
TAMBORIL CIGAR CO
filed 2003-03-20
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Consolidated Balance Sheets as of June 30, 2002 and 2001
                  December 31, 2001                                                                            3

              Consolidated Statements of Operations for the three- and six-month periods
                  ended June 30, 2002 and 2001                                                                 4

              Consolidated Statements of Cash Flow for the six-month periods
                  ended June 30, 2002 and 2001                                                                 5

              Notes to Financial Statements                                                                    6

ITEM 2        Management's Discussion and Analysis of
                  Financial Condition and Plan of Operations                                                  11

ITEM 3        Management's Discussion and Analysis of
                  Financial Condition and Plan of Operations                                                  11


PART II       OTHER INFORMATION                                                                               16


              SIGNATURES                                                                                      17


                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             TAMBORIL CIGAR COMPANY
                                 BALANCE SHEETS
                            AT JUNE 30, 2002 AND 2001
                              AND DECEMBER 31, 2001


                                                     ASSETS

                                                                           June 30,                December 31,
                                                             ------------------------------------
                                                                  2002              2001              2001
                                                             ------------------------------------------------------
                                                                (unaudited)      (unaudited)         (audited)
Current assets:
Cash                                                                 $  69,972        $  (1,162)         $  61,389
Prepaid expenses                                                        21,500                -                 -

 Total current assets                                                   91,472            (1,162)           61,389
                                                                       ---------          -------           ------


 Total assets                                                        $  91,472        $   (1,162)        $  61,389
                                                                     ==========       ===========        =========


                                   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts Payable                                                     $    -          $    1,540         $    -

Accrued expenses                                                                          5,000                 -
Note payable, related party                                           206,123            29,948           147,151
                                                                      --------          ---------         -------
 Total current liabilities                                            206,123            36,487           147,151
                                                                      --------          ---------         -------

 Total liabilities                                                   $ 206,123         $  36,487         $ 147,151

Equity
Common stock, $.0001 par value
 400,000,0000 shares authorized, 13,356,632 shares issued
 and outstanding                                                      $  1,336          $  1,336          $  1,336
Series B Preferred stock, $.0001 par value
 116,000 shares authorized, 33,227 shares issued and
 outstanding                                                                 3                 3                 3
8% Convertible debentures                                              200,000           200,000           200,000
Additional paid-in capital                                           6,282,234         6,282,234         6,282,234
Retained earnings (deficit)                                         (6,598,224)       (6,521,223)       (6,569,335)
                                                                    -----------    ---------------     -----------
 Total stockholders equity (deficit)                                 (114,651)          (37,650)          (85,762)
                                                                     ---------           --------          --------

 Total liabilities and stockholders' equity                         $  91,472         $  (1,162)        $  61,389
                                                                    ==========        ===========       =========




 The accompanying notes are an integral part of these financial statements.

                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF OPERATIONS
                           THREE AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001


                                               Three months ended                       Six Months ended
                                                    June 30,                                June 30,
                                      -------------------------------------    ------------------------------------
                                             2002              2001                  2002              2001
                                             ----              ----                  ----              ----
Operating revenue                         $    -            $    -                $    -            $    -

General and administrative expense            15,342            24,473                 1,975            43,044
Bankruptcy related expense                                                             2,700             9,944
                                       ---------------   ---------- ------      ---------------   ---------------


    Total operating expense                   15,342            27,173                 1,975            52,988
                                      ----------------          -------               ---------         ------

Net ordinary income (loss)                   (15,342)          (27,173)              (28,709)          (52,988)

    Other Income                                   -                 -                   181              1,546
                                      ----------------   ---------------        -------------     ---------------


Net income (loss)                         $  (15,342)       $  (27,173)           $  (28,889)       $  (51,442)
                                             ============      ===========          ===========       ===========

Net income (loss) per share               $     (0.00)      $    (0.00)           $     (0.00)      $   (0.00)
                                             ===========       ==========            ==========        ==========

Number of shares used in computing
    Net income (loss) per share              13,356,632        13,356,632            13,356,632        13,356,632
                                           ==============      ===========          ===========        ==========



   The accompanying notes are an integral part of these financial statements.

                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001


                                                                                       Six Months ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                     2002              2001
                                                                                     ----              ----
Cash flows from operating activities:


Comprehensive income (loss)                                                     $      (28,889)   $      (51,442)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Decrease (increase) in prepaid expenses                                            (21,500)
    Increase (decrease) in accrued expenses                                                                 5,000
    Increase (decrease) in accounts payable
                                                                                             -                 -
    Increase (decrease) in accrued taxes                                                                   (7,689)
                                                                               ----------------   ----------------

Net cash used in operating activities                                                  (50,389)          (54,131)

Cash flows used in investing activity:

Cash flows from financing activities:
    Advances from related party                                                         58,972            29,948
                                                                               ----------------  ---------------
Net cash provided by financing activities                                               58,972            29,948
                                                                               ----------------  ---------------

Net increase (decrease) in cash                                                          8,583          (24,184)

Cash at beginning of period                                                             61,389            23,021
                                                                               ----------------  ---------------
Cash at end of period                                                           $       69,972    $       (1,162)
                                                                               ================  ================



 The accompanying notes are an integral part of these financial statements.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001


Note 1. - Description of Business

Tamboril Cigar Company (the "Company") was a manufacturer and distributor of handmade cigars. The tobacco was purchased and the cigars were manufactured at facilities in the Dominican Republic and sold to retail tobacconists throughout the United States. The Company ceased its manufacturing operations in the fourth quarter of 1998. The Company had no operating assets and did not conduct any substantive business activities during the quarters ended June 30, 2002 and 2001.

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

The Company experienced a loss from operations and had negative cash flows from operations in each of the three- and six-month periods ended June 30, 2002 and 2001. These operating losses and negative cash flows were financed by related party loans. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 4. - Significant Accounting Policies

Interim Financial Statements

The financial statements as of and for the three- and six-month periods ended June 30, 2002 and 2001 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

Bankruptcy during year ended December 31, 2000

The Company filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code on April 11, 2000. The Bankruptcy Court confirmed the Company's amended plan of reorganization on December 7, 2000 and the implementation of the plan was substantially complete as of December 31, 2000.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001


Note 4. - Significant Accounting Policies (continued)

Fiscal year

The Company's fiscal year begins on January 1 and ends on December 31 of each year.

Bankruptcy expenses of former subsidiaries.

The financial statements for the three- and six month periods ended June 30, 2001 reflect the post-bankruptcy operations of the Company and separately report certain post-confirmation bankruptcy related expenses incurred by TCI and DTC. The bankruptcies of TCI and DTC were substantially complete as of December 31, 2001.

Cash and cash equivalents.

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. At June 30, 2002 and 2001, the Company had no cash equivalents.

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

There were no warrants or options outstanding at June 30, 2002 or 2001.

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

Note 5. - Related party obligations

During the three- month period ended June 30, 2001, the Company's principal stockholders advanced $10,000 in cash to the Company. For the six-month period, the total related party cash advances were $29,948. These advances are non-interest bearing obligations and have no fixed maturity date. The cash proceeds from the related party advances were used to pay the Company's operating costs.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001


Note 6. -Series B Preferred Stock and 8% Convertible Debentures

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

Results of Operations

       We did not generate any revenue during the three- and six-month periods ended June 30, 2002 and 2001. The following table summarizes the expenses we incurred during those periods.

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                         2002         2001                  2002         2001

General and administrative expense                    ($15,342)    ($24,473)              ($1,975)    ($43,044)
Bankruptcy related expense                                  --       (2,700)                   --       (9,944)
Other income (expense)                                      --           --                   181        1,546
                                                            --           --                  ----       ------
Net loss for period                                   ($15,342)    ($27,173)             ($28,889)    ($51,442)
                                                      =========    =========             =========    =========



       After the implementation of our plan of reorganization, we had $23,021 in cash and $9,229 in accounts payable at December 31, 2000. During the years ended December 31, 2001 and 2002, the holders of our preferred stock and debentures advanced $206,124 to our company. The following table summarizes the cash expenditures made and the advances received from related parties during the six months ended June 30, 2002 and 2001.

                                          Six Months Ended
                                              June 30,
                                           2002         2001
Cash balance at beginning of period      $61,389      $23,021
Cash expenditures made during period     (50,389)     (54,131)
Cash advances received during period      58,972       29,948
                                         -------      -------
Cash balance at end of period            $69,972      ($1,162)
                                         =======      ========

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

                          PART II -- OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the stockholders during the quarters ended June 30, 2002 or 2001.

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