Form 10KSB
period 2002-12-31
TAMBORIL CIGAR CO
filed 2003-03-20
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal years ended
                         December 31, 1998 through 2002
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

                                Yes ___      No  X
       Check if no disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

       State the issuer's revenues for its most recent fiscal year. During the year ended December 31, 2002, the issuer's revenues were $454, which consisted entirely of interest income.

       There has been no active market for the registrant's securities since 1999. The issuer's common stock is quoted on the National Quotation Bureau's OTC Pink Sheets (Symbol: SMKEQ) On March 14, 2003, the quoted bid and asked prices were $.0002 and $.02, respectively. Based on the average of the reported bid and asked prices, the aggregate market value of the 8,956,640 shares of voting common stock held by non-affiliates was $90,462.

       On March 14, 2003, after giving effect to the issuance of 37,227,000 shares of Common Stock upon the full conversion of the issuer's outstanding 8% Convertible Debentures and Series B 8% Convertible Preferred Stock, the number of shares of common stock issued and outstanding was 50,583,640.

       Certain information from our preliminary Schedule 14C Information Statement dated March 18, 2003, as subsequently amended, is incorporated in Parts I and III of this Annual Report on Form 10-KSB

       Transitional Small Business Disclosure Format (Check one):
                        Yes ___      No  X

                                TABLE OF CONTENTS

PART I .......................................................................................................... 3

     ITEM 1-- DESCRIPTION OF BUSINESS ............................................................................3

     ITEM 2-- DESCRIPTION OF PROPERTIES ..........................................................................7

     ITEM 3-- LEGAL PROCEEDINGS ..................................................................................7

     ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................................7

PART II ......................................................................................................... 7

     ITEM 5-- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........................................7

     ITEM 6-- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..........................................8

     ITEM 7-- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................................................10

     ITEM 8-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ..............10


PART III ........................................................................................................11

     ITEM 9-- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT...................................................................................11

     ITEM 10-- EXECUTIVE COMPENSATION ...........................................................................11

     ITEM 11-- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...11

     ITEM 12-- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................................................12

     ITEM 13-- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ..................................12

     ITEM 14-- CONTROLS AND PROCEDURES ..........................................................................13

SIGNATURES ......................................................................................................13

FINANCIAL STATEMENTS ...........................................................................................F-1


                                     PART I

Item 1........Business

Background Information

........Our company was incorporated in Washington on May 24, 1937 as Idaho
Leadville Mines Co. While available public records indicate that we engaged in the mining business at various times in the past, we were inactive during the five-year period ended October 1996. In October 1996, we acquired 100% of the issued and outstanding stock of Tamboril Cigar International in a business combination transaction that was structured as a reverse takeover. In connection with the business combination, we changed our name to Tamboril Cigar Company and changed our State of incorporation from Washington to Delaware. After the reverse takeover, our primary business was manufacturing, importing and marketing premium cigars that we sold under our proprietary brand names "Tamboril," "Cordova" and "Fore."

       On May 15, 1997, we filed a registration statement on Form 10-SB to register our Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). Our Form 10-SB became effective on August 21, 1997 and we have been subject to the reporting requirements of the Exchange Act since that date.

       On September 22, 1997, Infinity Emerging Opportunities Limited ("Infinity"), Summit Capital Limited and Glacier Capital Limited (the "Infinity Parties") purchased 56,000 shares of our $50 stated value Series B Convertible Preferred Stock (the "Preferred Stock") and $200,000 of our 8% Convertible Debentures (the "Debentures") for $3,000,000. The Preferred Stock and Debentures were convertible into shares of our $.0001 par value Common Stock (the "Common Stock") at a price equal to the lesser of $4.71 per share, or 77.5% of the average bid price of our Common Stock for the five days prior to a conversion date. On January 9, 1998, we filed a Form SB-2 Registration Statement under the Securities Act of 1933 (the "Securities Act") to register the resale of the Common Stock issuable upon conversion of the Preferred Stock and Debentures. The SEC issued an order of effectiveness for this registration statement on January 28, 1998. Thereafter, the Infinity Parties converted:



o......1,320 shares of Preferred Stock into 25,563 shares of Common Stock in February 1998;

o      1,560 shares of Preferred Stock into 47,133 shares of Common Stock in April 1998; and

o      19,893 shares of Preferred Stock into 7,380,042 shares of Common Stock in August 1998.

       At September 30, 1998, the Infinity Parties owned approximately 7,380,042 shares, or 55.3%, of our Common Stock, together with 32,227 shares of Preferred Stock and $200,000 of Debentures.

Chapter 11 Bankruptcy

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

       On April 11, 2000, our company and two of our subsidiaries, Tamboril Cigar International ("TCI") and Diversified Tobacco Company ("DTC"), filed voluntary Chapter 11 petitions in the U.S. Bankruptcy Court for the Southern District of Florida (Cases 00-13040-BKC-AJC through 00-13042-BKC-AJC). We filed our Amended Plan of Reorganization and Disclosure Statement (the "Plan") with the Bankruptcy Court on August 9, 2000. Each class of debt and equity interests that was entitled to vote approved our Plan. On December 7, 2000, the Bankruptcy Court entered an order confirming our Plan (the "Confirmation Order"). On December 19, 2000, we commenced the implementation of our Plan. Our reorganization was substantially complete as of December 31, 2000. Substantially all of the costs of our bankruptcy proceeding and the subsequent operations of our company were paid with funds advanced by the Infinity Parties.

       As reported in our Current Report on Form 8-K dated December 22, 2000, the Plan and Confirmation Order provided for the filing of an Amended and Restated Certificate of Incorporation that:

o Increased our authorized capital to 400 million shares of $.0001 par value common stock and 100 million shares of $.0001 par value preferred stock;

o      Granted proportional voting rights to the holders of the Preferred
       Stock; and

o      Prohibited the issuance of non-voting equity securities in the future.

       Our Amended and Restated Certificate of Incorporation was filed in the office of the Secretary of State of the State of Delaware on February 13, 2001.

       We failed to pay our Delaware franchise taxes for the year 2000. As a result, the Secretary of State of the State of Delaware revoked our Certificate of Incorporation on March 1, 2002.

       In December of 2002, the Infinity Parties (including a related-party assignee of Infinity) sold 7,380,042 shares of our Common Stock, 33,227 shares of our Preferred Stock, $200,000 of our Debentures and all of their creditors' claims to Ashley Bolt & Co. Limited ("Ashley Bolt") for a nominal consideration.

       Alan L. Goldberg, who served as our sole officer and director during the pendancy of our bankruptcy and the implementation of our Plan resigned effective December 31, 2002.

Recent Change in Control

       On January 23, 2003, Sally A. Fonner of Dunedin, Florida and John L. Petersen of Barbereche, Switzerland purchased the following securities and creditors' claims from Ashley Bolt:

o      4,400,000 shares of our Common Stock;

o      33,227 shares of our Preferred Stock; and

o      $200,000 of our Debentures; and

o All debts of our company held by the Infinity Parties and/or Ashley Bolt on the transaction date.

       The purchase price for these securities and creditors' claims was $100 in cash. Ashley Bolt also gave Ms. Fonner and Mr. Petersen a proxy to vote 2,980,042 shares of our Common Stock that it retained for investment. The proxy was irrevocable until the earlier of (i) the delivery of certificates for the shares of Common Stock issuable upon conversion of the Preferred Stock and Debentures, or (ii) six months from the date of the agreement.

       According to Continental Stock Transfer & Trust Company, the transfer agent for our Common Stock, 13,356,640 shares of our Common Stock were issued and outstanding on the date of the purchase agreement. Since our Plan granted voting rights of the holders of Preferred Stock, a total of 13,389,867 voting shares were issued and outstanding. Therefore, the voting power obtained by Ms. Fonner and Mr. Petersen represented approximately 55.4% of the total voting power held by all our stockholders and the transaction resulted in a change in control. On January 23, 2003, Ms. Fonner and Mr. Petersen filed a statement on
Schedule 13D to report their acquisition of a controlling interest in our company.

Election of Directors

       Our company did not have any officers or directors on January 23, 2003. Since Rule 13d-1(e)(2) prohibits the exercise of certain voting rights until the expiration of the tenth day after the filing of a statement on Schedule 13D, Ms. Fonner and Mr. Petersen took no action until February 3, 2003, when they signed written consents pursuant to Section 211(b) of the General Corporation Law of Delaware for the sole purpose of electing themselves to serve as members of our board of directors until the next annual meeting of our stockholders. A meeting of the newly elected board of directors was convened immediately thereafter. At this meeting, the newly elected board voted to:

o Appoint Ms. Fonner chief executive officer and Mr. Petersen chief financial officer of our company

o Pay our delinquent Delaware franchise taxes and revive our Certificate of Incorporation;

o      Approve the conversion of the Preferred Stock and Debentures into Common
       Stock;

o Authorize our officers to negotiate a relationship with a qualified firm of independent certified public accountants to audit our historical financial statements for the periods required by SEC rules;

o Authorize our officers to prepare and file our delinquent Exchange Act reports;

o Authorize the development of a plan to restructure our company as a public shell; and

o Approve arrangements to compensate Ms. Fonner and Mr. Petersen for future services to our company.

       In connection with the appointment of Ms. Fonner as our chief executive officer, we moved our principal executive office to the offices of Stirling Corporate Services, LLC ("Stirling"), which are located at 1407 North Fort Harrison, Suite F, Clearwater, Florida 33755 [telephone (727) 469-8691]. Ms. Fonner is a principal stockholder of Stirling and serves as its' president.

Revival of Corporate Charter

       We paid our delinquent Delaware franchise taxes and filed a Certificate of Revival and Restoration of our Certificate of Incorporation with the Secretary of State of the State of Delaware on February 4, 2003. As a result, our company is currently in good standing under the laws of the State of Delaware.

Conversion of Preferred Stock and Debentures

       Our Plan negated the bulk of the dividend, interest, repayment and other creditors rights attributable to the Preferred Stock and Debentures. However it specifically provided that the Infinity Parties would retain the right to:

o Convert the Preferred Stock into Common Stock in accordance with the terms of the original Certificate of Designation of Series B Preferred Stock; and

o Convert the Debentures into Common Stock in accordance with the original terms of the Debentures.

       On January 29, 2003, Ms. Fonner and Mr. Petersen elected to exercise their conversion rights with respect to 33,227 shares of our Preferred Stock and $200,000 of Debentures. Since we did not have any directors or officers on that date, our transfer agent held the conversions in suspense until Ms. Fonner and Mr. Petersen, acting as newly elected directors of our company, approved the conversions on February 3, 2003.

       While the original constituent instruments provided that the conversion value of the Preferred Stock and the Debentures would include the stated value of the Preferred Stock, the principal amount of the Debentures and all accrued dividends, interest and penalties, Ms. Fonner and Mr. Petersen waived the accrued dividends, interest and penalties, and elected to use the original stated value of the Preferred Stock and the original principal amount of the Debentures for all conversion calculations. Accordingly, the conversion value of the Preferred Stock was fixed at $1,661,350 and the conversion value of the Debentures was fixed at $200,000.

       Similarly, while the original constituent instruments would have fixed the conversion price of our Common Stock at 77.5% of the average closing "bid" price during the five trading days ended February 13, 2001, Ms. Fonner and Mr. Petersen elected to use 100% of the average closing "asked" price for the conversion calculations. Therefore, the conversion price of the Common Stock was fixed at $.05 per share, instead of the $.003565 per share price that would have resulted from the use of the original formula.

       After giving effect to the foregoing, a total of 33,227,000 shares of Common Stock were issuable upon conversion of the Preferred Stock and 4,000,000 shares of Common Stock were issuable upon conversion of the Debentures. On February 4, 2003, our transfer agent issued certificates for 18,613,500 shares of Common Stock to each of Ms. Fonner and Mr. Petersen. On February 6, 2003, Ms. Fonner and Mr. Petersen filed an amended statement on Schedule 13D to report the conversion of the Preferred Stock and Debentures. Immediately thereafter, the proxy granted by Ashley Bolt was revoked.

SEC Reporting

       We filed all necessary Exchange Act reports for the periods through and including the nine months ended September 30, 1998. On August 17, 1999, we filed a Current Report on Form 8-K to report the relocation of our principal business office to the office of Crisis Management. On December 22, 2000, we filed a Current Report on Form 8-K to disclose the Confirmation Order.

       We failed to file a number of required Exchange Act reports during the periods before, during and after our bankruptcy. In particular, we did not file annual reports on Form 10-KSB for the years ended December 31, 1998 through 2001, or quarterly reports on Form 10-QSB for the interim periods during the 1999 through 2002 fiscal years. Therefore, when Ms. Fonner and Mr. Petersen purchased a controlling interest in our company, we were seriously delinquent with respect to our Exchange Act reporting obligations.

       In an effort to resolve our reporting delinquencies, we have filed this annual report on Form 10-KSB that includes audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. We have also filed quarterly reports on Form 10-QSB that include unaudited financial information as of the end of each fiscal quarter during the years 2002 and 2001. We have not filed quarterly financial information for our 1999 and 2000 fiscal years. While, our recently filed annual and quarterly reports cannot wholly expunge our earlier reporting delinquencies, we believe our company will be considered "current" with respect to its Exchange Act reporting obligations when we file our quarterly report for the period ended March 31, 2003.

Business Operations

         We have not engaged in any substantive business activities since our cigar manufacturing and distribution operations were terminated in early 1999. We intend to implement a plan whereby our company will be restructured as a "public shell." Thereafter, we will attempt to effect a merger or acquisition transaction with an unidentified private company that wants to become publicly held. We refer to merger and acquisition transactions as "business combinations" and we refer to business combination candidates as "targets." Our business plan may be described as a "blind pool" because we do not know what the business of our company will be.

         Our goal is to effect a business combination on terms that will give our stockholders a reasonable share of the increased value that ordinarily arises when a private company makes the transition to public ownership. Since February 3, 2003, our business activities have focused on the preparation of our delinquent SEC reports and the development of a restructuring plan. We have not yet commenced our search for a suitable target. We have no plans to engage in any particular business in the future and we will not limit our search to a particular industry.

Employees

       We do not have any full-time employees. Our executive officers act as part-time employees but they are not required to devote any specific amount of time to our business. We do not intend to hire any full-time employees until we complete a business combination.

Incorporation of Additional Information by Reference

       Our preliminary Schedule 14C Information Statement dated March 18, 2003 provides detailed information with respect to:

o      Management's plans to restructure our company as a public shell;

o      Our proposed plan of operations;

o      The mechanics of a business combination transaction;

o      The impact of a business combination on our stockholders; and

o The principal risk factors associated with our planned activities.

       Our preliminary Schedule 14C Information Statement is subject to review by the SEC and may be amended on the basis of comments we receive from the SEC. The information referred to above, as amended by subsequent filings, is incorporated in this annual report on Form 10-KSB by reference to our definitive Information Statement.

       When the review period specified by applicable SEC regulations has expired and we have responded to any comments we receive from the SEC, we will mail copies of the definitive Information Statement to all of our stockholders. Twenty days after the mailing date, Ms. Fonner and Mr. Petersen will act by written consent to approve the corporate actions described in our definitive Information Statement without the consent or approval of any other stockholder. Thereafter, we will commence our search for a suitable target.

ITEM 2........PROPERTIES

       We do not have any office facilities of our own and do not intend to establish separate office facilities until we complete a business combination. We do not own any equipment and do not intend to purchase or lease any equipment until we complete a business combination.

       Sally A. Fonner, our president, will provide certain facilities and administrative services for our company. If we require facilities or services that are beyond the capabilities of Ms. Fonner, they will be contracted for and paid by our company. We believe that the facilities and services to be provided by Ms. Fonner will be adequate for our needs until we complete a business combination.

ITEM 3........LEGAL PROCEEDINGS

       We are not a party to any legal proceedings.

ITEM 4........SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

       On February 3, 2003, Sally A. Fonner and John L. Petersen, acting as holders of a majority of our issued and outstanding common stock, signed written consents pursuant to Section 211(b) of the General Corporation Law of Delaware for the sole purpose of electing themselves to serve as members of our board of directors until the next annual meeting of our stockholders

                                     PART II

Item 5. ......Market for Common Equity and Related Stockholder Matters

       There has been no active market for our common stock since 1999. Our common stock is quoted on the National Quotation Bureau's OTC Pink Sheets (Symbol: SMKEQ) On March 14, 2003, the quoted bid and asked prices were $.0002 and $.02, respectively. Based on the average of the reported bid and asked prices, the aggregate market value of the 8,956,640 shares of voting common stock held by non-affiliates was $90,462.

       In connection with the change in control described in this report, Sally
A. Fonner and John L. Petersen purchased 4,400,000 shares of our Common Stock, 33,227 shares of our Preferred Stock and $200,000 of our Debentures from Ashley Bolt & Co. Limited. At the time of the transaction, Ashley Bolt owned a majority of our outstanding common stock. Upon compliance with the requirements of Regulation 13D, Ms. Fonner and Mr. Petersen acted by written consent to appoint themselves directors of our company. Thereafter, acting as officers and directors of our company, Ms. Fonner and Mr. Petersen approved the full conversion of the Preferred Stock and Debentures into 37,227,000 shares of common stock.

       Ashley Bolt and the Infinity Parties are related entities that entered into a resale transaction primarily for tax purposes. The Infinity Parties did not prepare or deliver any sales materials to Ashley Bolt, which conducted an independent investigation into the affairs of our company before agreeing to purchase our securities. The transaction was effected for a nominal consideration in reliance on "Rule 4(1 1/2)," a generally accepted exemption for private resales of restricted securities held by affiliates of an issuer.

       The Ashley Bolt resale was an unsolicited transaction that was initiated by Ms. Fonner and Mr. Petersen. Ashley Bolt did not prepare or deliver any sales materials to Ms. Fonner and Mr. Petersen, who conducted an independent investigation into the affairs of our company before agreeing to purchase our securities. The transaction was effected for a nominal consideration in reliance on "Rule 4(1 1/2)," a generally accepted exemption for private resales of restricted securities held by affiliates of an issuer. The staff of the SEC's Division of Corporation finance has taken the position that the officers, directors, promoters and affiliates of blank check companies should be classified as underwriters. Therefore, Rule 144 will not generally be available to Ms. Fonner and Mr. Petersen. Our officers intend to seek a "no-action" letter or other interpretive guidance from the SEC before entering into a contract for the unregistered resale of any shares that are retained by them after the closing of a business combination.

       At the date of this report on Form 10-KSB, we have a total of 50,583,640 shares of common stock issued and outstanding. A total of 337 record holders own approximately 47,500,000 shares. In addition, Cede & Co. holds approximately 3,090,000 shares for the benefit of an indeterminate number of beneficial owners.

ITEM 6........MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Financial Condition

       At the date of this report on Form 10-KSB, we have approximately $20,000 in cash and no other material assets. Our available cash resources will be used to pay the cost of distributing our Schedule 14C Information Statement to stockholders and implementing our plan of operations. There is no assurance that our available cash resources will be sufficient to pay the costs associated with our planned activities.

       At the date of this report on Form 10-KSB, we have $206,123 in related-party debt that is owed to Ms. Fonner and Mr. Petersen. This related-party debt is non-interest bearing and has no fixed maturity date.

Selected Balance Sheet Data

       The following table provides summary information on our financial condition at December 31, 1998, 1999, 2000, 2001 and 2002. The selected balance sheet data is qualified in its entirety by the audited financial statements included in this report on Form 10-KSB.



                                                                     December 31,
                                          1998            1999           2000           2001            2002


Total assets                           $3,217,270         $3,286         $23,021        $61,389        $67,166
Current liabilities                    $3,723,888     $2,586,777          $9,229       $147,152       $206,123
Total liabilities                      $3,723,888     $2,586,777          $9,229       $147,152       $206,123
Stockholders' equity                   $(506,618)   $(2,583,491)         $13,792      $(85,763)     $(138,957)


Selected Statement of Operations Data

       Our company has not engaged in any business activities since January of 1999, when we decided to terminate our cigar manufacturing operations. The following table provides summary information on our results of operations for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. The selected statement of operations data is qualified in its entirety by the audited financial statements included in this report on Form 10-KSB.


                                                                Year Ended December 31,
                                          1998            1999           2000           2001            2002
Operating revenues                       $627,006        $23,832              $0             $0             $0
Net income (loss)                    $(6,380,734)   $(2,063,367)      $2,397,284      $(99,554)      $(53,195)
Net income (loss) per share               $(0.66)        $(0.15)           $0.18        $(0.01)        $(0.00)



Plan of Operations

       We to implement a plan whereby our company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately held company that has both business history and operating assets and wants to be publicly held. Since we have no substantial financial resources, we will probably be required to issue equity securities as the sole consideration for such an acquisition.

       We will incur a variety of direct operating expenses including the fees charged by our transfer agent and auditors, the costs of communicating with our stockholders and the costs of maintaining an information website for our stockholders and other interested parties. Our company will also be obligated to reimburse our officers and directors for the out-of-pocket expenses they incur on our behalf. There is no limit on the amount of allowable expense reimbursements and our board of directors will have the sole authority to approve of the reasonableness of such expenses.

       During the next twelve months, our operating expenses will consist of the legal, accounting and administrative expenses associated with preparing and distributing reports to stockholders and investigating potential business opportunities. We expect to accrue approximately $25,000 per month in administration fees, legal fees and executive compensation. Substantially all of this compensation is payable to Ms. Fonner and Mr. Petersen, who have each agreed to carry their accrued compensation as an account receivable until we complete a business combination. Accordingly, we believe that our cash resources will probably be adequate for our anticipated needs.

       With the exception of their accrued compensation, Ms. Fonner, Mr. Petersen and their respective affiliates will not receive any direct or indirect compensation from a target, or any officer, director, affiliate or associate of a target in connection with a business combination. We are, however, unlikely to enter into a business combination with a target that is unwilling to pay a significant portion of the accrued compensation liabilities. While a target may decide to retain Ms. Fonner and/or Mr. Petersen to provide future services for the combined companies, Ms. Fonner and Mr. Petersen will not require a target to enter into a personal service agreement as condition of a proposed business combination.

       We have no plans to offer or sell any securities for cash. Since we have not identified any potential targets as of the date of this Form 10-KSB, however, it is impossible to predict whether additional capital may be required during the next 12 months. In the event that additional funding is required to review or investigate any potential merger or acquisition candidate, we may attempt to raise the required capital through a private placement to accredited investors. Since we are not conducting a registered offering of securities at the present time and do not intend to conduct such an offering in the foreseeable future, we do not believe that Rule 419 will be applicable to our proposed activities.

Incorporation of Additional Information by Reference

       Our preliminary Schedule 14C Information Statement dated March 18, 2003 provides detailed information with respect to:

o      Our proposed plan of operations;

o      The future compensation of our management; and

o The principal anticipated costs and expenses associated with our planned activities.

       Our preliminary Schedule 14C Information Statement is subject to review by the SEC and may be amended on the basis of comments we receive from the SEC. The information referred to above, as amended by subsequent filings, is incorporated in this annual report on Form 10-KSB by reference to our definitive Information Statement.

ITEM 7.       FINANCIAL STATEMENTS.

       The information required by Item 7 is set forth in the Financial Statements and Notes thereto beginning at page F-1 of this report on Form 10-KSB. The following financial statements are included in this report:

       Financial statements of Tamboril Cigar Company for the years ended December 31, 2002, 2001 and 2000, as audited by the firm of Want & Ender,
       CPA, P.C., certified public accountants...............Pages F-1 to F-9

o      Balance Sheets as of December 31, 2002, 2001 and 2000
o      Statements of Operations for the years ended December 31, 2002, 2001 and 2000
o Statement of Changes in Stockholder's Equity for the years ended December 31, 2002, 2001 and 2000
o      Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
o      Footnotes to Financial Statements

       Financial statements of Tamboril Cigar Company and Subsidiaries for the years ended December 31, 1999 and 1998, as audited by the firm of Daszkal Bolton Manela Devlin & Co., certified public accountants. .Pages F-10 to F-21

o      Balance Sheets as of December 31, 1999 and 1998
o      Statements of Operations for the years ended December 31, 1999 and 1998
o Statement of Changes in Stockholder's Equity for the years ended December 31, 1999 and 1998
o      Statements of Cash Flows for the years ended December 31, 1999 and 1998
o      Footnotes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Goldstein Golub Kessler & Company, P.C., certified public accountants, audited our financial statements for the year ended January 31, 1997. Goldstein Golub Kessler & Company has not served as our auditor at any time during the two most recent fiscal years or any subsequent period.

       The report of Goldstein Golub Kessler & Company on our 1997 financial statements did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. Our board is not aware of any reportable disagreements between our company and the firm of Goldstein Golub Kessler & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the year ended December 31, 1997 or any subsequent interim period.

       In connection with our bankruptcy case, the Bankruptcy Court authorized former management to retain the firm of Daszkal Bolton Manela Devlin & Co., certified public accountants, to audit our financial statements for the years ended December 31, 1998 and 1999. Daszkal Bolton Manela Devlin & Co. has not served as our auditor at any time during the two most recent fiscal years or any subsequent period.

       The report of Daszkal Bolton Manela Devlin & Co. on our 1998 and 1999 financial statements did not contain an adverse opinion or disclaimer of opinion. The report was, however, modified to reflect the going concern issues occasioned by our bankruptcy proceeding. Our board is not aware of any reportable disagreements between our company and the firm of Daszkal Bolton Manela Devlin & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the years ended December 31, 1998 and 1999 or any subsequent interim period.

       In connection with the change in control and the election of Ms. Fonner and Mr. Petersen as directors, the firm of Want & Ender, CPA, PC, Certified Public Accountants was retained to audit our financial statements for the years ended December 31, 2000, 2001 and 2002, and to serve as our auditor in the future.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporation of Information by Reference

       Our preliminary Schedule 14C Information Statement dated March 18, 2003 provides detailed information with respect to:

o      The identity, education and experience of our officers and directors;

o      The prior performance of Ms. Fonner in similar shell transactions;

o      Our board structure and corporate governance; and

o      Potential conflicts of interest.

       Our preliminary Schedule 14C Information Statement is subject to review by the SEC and may be amended on the basis of comments we receive from the SEC. The information referred to above, as amended by subsequent filings, is incorporated in this annual report on Form 10-KSB by reference to our definitive Information Statement.

ITEM 10.......EXECUTIVE COMPENSATION.

Incorporation of Information by Reference

       Our preliminary Schedule 14C Information Statement dated March 18, 2003 provides detailed information with respect to:

o      The compensation paid to executive officers during the last three years;

o      The future compensation payable to our officers and directors; and

o The agreements respecting the timing of future compensation payments.

       Our preliminary Schedule 14C Information Statement is subject to review by the SEC and may be amended on the basis of comments we receive from the SEC. The information referred to above, as amended by subsequent filings, is incorporated in this annual report on Form 10-KSB by reference to our definitive Information Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporation of Information by Reference

       Our preliminary Schedule 14C Information Statement dated March 18, 2003 provides detailed information with respect to:

o The ownership of our common stock by all officers, directors and 5% beneficial owners; and

o The formal and informal agreements and arrangements among our principal stockholders.

       Our preliminary Schedule 14C Information Statement is subject to review by the SEC and may be amended on the basis of comments we receive from the SEC. The information referred to above, as amended by subsequent filings, is incorporated in this annual report on Form 10-KSB by reference to our definitive Information Statement.

ITEM 12.......CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporation of Information by Reference

       Our preliminary Schedule 14C Information Statement dated March 18, 2003 provides detailed information with respect to:

o      Related party transactions effected in the last 2 years;

o The formal and informal agreements and arrangements among our principal stockholders;

o      The future compensation payable to our officers and directors; and

o The absence of loans from our company to our officers, directors and principal stockholders.

       Our preliminary Schedule 14C Information Statement is subject to review by the SEC and may be amended on the basis of comments we receive from the SEC. The information referred to above, as amended by subsequent filings, is incorporated in this annual report on Form 10-KSB by reference to our definitive Information Statement.



ITEM 13.......EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits:

      2.1     Amended Plan of Reorganization for Debtors Under Chapter 11 of the United States Bankruptcy
              Code                                                                                                (1)

      2.2     Purchase and Sale Agreement dated January 23, 2003 between Ashley Bolt & Co. Limited, Sally A.
              Fonner and John L. Petersen                                                                         (2)

      3.1     Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13,
              2001                                                                                                (4)

      4.1     Convertible Debenture and Convertible Preferred Stock Purchase Agreement dated as of September
              22, 1997 among Tamboril Cigar Company, Infinity Emerging Opportunities Limited, Summit Capital
              Limited and Glacier Capital Limited, together with all Schedules and Exhibits thereto               (3)

      4.2     Form of 8% Convertible Debenture                                                                    (3)

      4.3     Certificate of Designation for Series B Preferred Stock                                             (3)

10.1   Tamboril Cigar Company 2003 Incentive Stock Plan dated March 14, 2003

99.1   Certification of Chief Executive Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002

99.2   Certification of Chief Financial Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 .

(1)    Incorporated by reference from our Current Report on Form 8-K dated
       December 22, 2000.
(2) Incorporated by reference from the Schedule 13D filed by Ms. Fonner and Mr. Petersen on January 23, 2003 and amended on February 5, 2003.
(3)    Incorporated by reference from our Current Report on Form 8-K dated
       September 23, 1997. (4) Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.

ITEM 14.......CONTROLS AND PROCEDURES

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

1.       I have reviewed this annual report on Form 10-KSB of Tamboril Cigar
         Company.;

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


             /s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
March 18, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I John L. Petersen,
        Chief Financial Officer of Tamboril Cigar Company certify that:

7.       I have reviewed this annual report on Form 10-KSB of Tamboril Cigar
         Company.;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            /s/ John L. Petersen
John L. Petersen, Chief Financial Officer
March 18, 2003

WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS             East 28th Street, 6th Floor
                                                New York, NY 1001637
MARTIN ENDER. CPA                           Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                         Fax (212) 684-5433


Independent Auditor's Report




To the Stockholders and Board of Directors of Tamboril Cigar Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tamboril Cigar Company and subsidiaries, as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tamboril Cigar Company, as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company ceased its manufacturing operations in the fourth quarter of 1998 and filed a petition under Chapter 11 of the Bankruptcy Code in April of 2000. The Company's plan of reorganization under Chapter 11 was approved by the Bankruptcy Court and substantially implemented as of December 31, 2000. The Company experienced a loss from operations and had negative cash flows from operations for each of the years ended December 31, 2002, 2001 and 2000. These operating losses and negative cash flows were financed by related party loans. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the accompanying footnotes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
March 18, 2003

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002, 2001 AND 2000



                                                       ASSETS
                                                                                December 31,
                                                        -------------------------------------------------------------
                                                               2002                 2001                2000
                                                        -------------------------------------------------------------

Current assets

 Cash and cash equivalents                                       $  67,166            $  61,389           $  23,021
                                                                ----------             ----------         ---------
  Total current assets                                           $  67,166            $  61,389           $  23,021
                                                                ----------            ----------          ---------

  Total assets                                                   $  67,166            $  61,389           $  23,021
                                                                ----------             ----------          ---------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                    $    -           $       -           $   1,540
   Taxes payable                                                          -                   -               7,689

 Note payable - related parties                                      206,123             147,152                  -
                                                                     -------             --------            --------


  Total current liabilities                                        206,123              147,152               9,229
                                                                  --------              --------              -----

  Total current liabilities                                        206,123              147,152               9,229
                                                                  --------              -------               -----

Stockholders' equity
 Common Stock, $.0001 par value, 400,000,0000 shares
 authorized, 13,356,632 shares issued and outstanding              $  1,336             $  1,336            $  1,336
 Series B 8% Convertible Preferred Stock, 116,000
 shares authorized, 33,227 shares issued and outstanding                  3                    3                   3
 8% Convertible debentures                                          200,000              200,000             200,000
 Additional paid-in capital                                       6,282,234            6,282,234           6,282,234
 Accumulated deficit                                             (6,622,530)          (6,569,336)         (6,469,781)
                                                                 -----------         -----------         -----------
  Total stockholders' equity                                      (138,957)             (85,763)             13,792
                                                                  ----------            --------             ------

  Total liabilities and stockholders' equity                     $  67,166            $  61,389           $  23,021
                                                                 ==========            ==========         =========


                            The accompanying footnotes are an integral part of
these financial statements.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                 December 31,
                                                           ----------------------------------------------------------
                                                                  2002                2001               2000
                                                           ------------------- --------------------------------------

Operating revenue                                                    $    -              $    -             $    -

Operating expenses
    General and administrative expense                                53,830              88,208            181,614
      Bankruptcy related expenses                                          -              16,004            286,162
                                                                      --------            -------           -------
        Total operating expenses                                      53,830             104,212            467,777
                                                                     -------            --------            -------
Net loss from operations                                             (53,830)           (104,212)          (467,777)

Other income (expense)
    Other income                                                          181               1,546              1,952
    Assets written down to recoverable value                                                                 (2,876)
    Discharge of indebtedness in bankruptcy                                                 3,112          2,865,985


        Total other income                                               635                4,658          2,865,061
                                                                  -----------               ------         ---------


Comprehensive net income (loss)                                   $  (53,195)          $  (99,554)         $2,397,284
                                                                  ===========          ===========         ==========

Income (loss) per common share
        Basic and diluted                                           $    -             $   (0.01)          $   0.18
                                                                   =========            ==========          ========

Weighted average number of shares used in computing income (loss) per common share:
    Basic and diluted                                             13,356,632          13,356,632         13,356,632
                                                                 ===========          ===========         ==========




                            The accompanying footnotes are an integral part of
these financial statements.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                        Series B Convertible   Additional                       Total
                                     Common Stock         Preferred Stock        Paid in      Accumulated   Stockholders
                                   Shares      Amount     Shares     Amount      Capital        Deficit        Equity

Balance, December 31, 1999         13,356,632    $1,336      33,227      $  3     $6,282,233   $(8,867,063)   $(2,583,492)

Net Income (Loss)                                                                               $ 2,397,284

                               --------------------------------------------------------------------------------------------
Balance, December 31, 2000         13,356,632    $1,336      33,227      $  3     $6,282,233   $(6,469,781)    $ (186,208)
                               --------------------------------------------------------------------------------------------

Net Income (Loss)                                                                                $ (99,554)

                               --------------------------------------------------------------------------------------------
Balance, December 31, 2001         13,356,632    $1,336      33,227      $  3     $6,282,233   $(6,569,336)    $ (285,763)
                               --------------------------------------------------------------------------------------------

Net Income (Loss)                                                                                $ (53,195)

                               --------------------------------------------------------------------------------------------
Balance, December 31, 2002         13,356,632    $1,336      33,227      $  3     $6,282,233   $(6,622,530)    $ (338,957)
                               ============================================================================================



                            The accompanying footnotes are an integral part of
these financial statements.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                 December 31,
                                                           ----------------------------------------------------------
                                                                  2002                2001               2000
                                                           ------------------- --------------------------------------

Cash flows from operating activities:

    Comprehensive net income (loss)                               $  (53,195)         $  (99,554)         $2,397,284
    Adjustments to reconcile comprehensive net
    loss to net cash used in operating activities:

        Assets written down to recoverable value                            -                   -              2,876

        Payment of accounts payable                                         -             (1,540)           (117,882)

        Payment of accrued taxes                                            -             (7,689)             (6,326)

        Discharge of accounts payable                                       -                   -           (698,780)

        Discharge of accrued expenses                                       -                   -           (600,147)

        Discharge of accrued and deferred taxes                             -                   -           (409,537)

        Discharge of bank loans                                             -                   -            (16,751)

        Discharge of related party obligations                                                            (1,140,770)
                                                              ----------------     ---------------       -----------

Net cash used in operating activities                                (53,195)           (108,784)          (590,034)
                                                                     --------           ---------           ---------

Cash flows used in investing activity:

Cash flows from financing activities:
    Advances from related party                                       58,972             147,152            614,119
                                                                      -------           --------            -------
Net cash provided by financing activities                             58,972             147,152            614,119
                                                                     --------            --------           -------

Net increase (decrease) in cash                                        5,777              38,367             24,085

Cash at beginning of the year                                         61,388              23,021                411
                                                                      -------            ---------           -------
Cash at end of the year                                            $  67,166           $  61,388          $  23,021
                                                                   ==========           ==========          =========



The accompanying footnotes are an integral part of these financial statements.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Note 1. - Description of Business

Tamboril Cigar Company (the "Company") was a manufacturer and distributor of handmade cigars. The tobacco was purchased and the cigars were manufactured at facilities in the Dominican Republic and sold to retail tobacconists throughout the United States. The Company ceased its manufacturing operations in early 1999.

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

Note 3. - Ability to Continue as a Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the years ended December 31, 2002, 2001 and 2000, the Company did not recognize any revenue from business operations and was essentially inactive. The Company's ability to continue as a going concern is contingent upon the identification of a suitable acquisition target and the negotiation and closing of a business combination transaction. Management plans to finance future operations from the Company's existing financial resources. Any shortfall will likely be supplemented by loans from management or the proceeds of financing transactions. There is no assurance that sufficient financial resources will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue in existence.

Note 4. - Plan of Operations

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

Note 5. - Significant Accounting Policies

Fiscal year

The Company's fiscal year begins on January 1 and ends on December 31 of each year.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Note 5. - Significant Accounting Policies (continued)

Bankruptcy during year ended December 31, 2000

The Company filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code on April 11, 2000. The Bankruptcy Court approved the Company's plan of reorganization on December 7, 2000. The implementation of the Company's plan of reorganization commenced on December 19, 2000 and was substantially complete as of December 31, 2000.

Since the Company engaged in no material business activities prior to the filing of its bankruptcy petition and the implementation of its reorganization plan was substantially complete at year-end, the financial statements for the year ended December 31, 2000 do not separately account for the pre-filing, post-filing and post-confirmation periods.

Principals of consolidation.

The consolidated financial statements include the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

The financial statements for the years ended December 31, 2001 and 2002 reflect the post-bankruptcy operations of the Company and separately report certain post-confirmation bankruptcy related expenses incurred by TCI and DTC.

Cash and cash equivalents.

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. At December 31, 2000, 2001 and 2002, the Company had no cash equivalents.

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

There were no warrants or options outstanding at December 31, 2000, 2001 or 2002.

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

Note 6. - Asset write-offs

At December 31, 2000, the Company's books reflected $2,125 in accounts receivable and $751 in tangible property. Since no material proceeds were realized from other asset classes in subsequent periods, the balances were written down to a recoverable value of $0 for balance sheet purposes during the year ended December 31, 2000.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Note 7. - Related party obligations

At December 31, 2000, the Company's books reflected $1,140,770 in related party debt obligations, including $614,119 in loans from related parties that were advanced during the year ended December 31, 2000. While the Company's plan of reorganization provided that certain holders of related party obligations would be entitled to receive a portion of any available proceeds from the sale of certain assets that were held in a segregated "collateral account" that was not owned by the Company and is not included in the Company's financial statements, the Company has no post-bankruptcy responsibility with respect to those payments. Accordingly, all of the related party obligations have been treated as fully discharged in connection with the Company's bankruptcy proceeding.

During the years ended December 31, 2001 and 2002, the Company's principal stockholders made additional cash advances of $147,152 and $58,972 respectively. These advances are non-interest bearing and have no fixed maturity date. The cash proceeds from the related party advances were used to pay the Company's operating costs.

Note 8. - Series B Preferred Stock and 8% Convertible Debentures

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

Note 9. - Capital Stock

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

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


Note 10. - Subsequent Event

On January 29, 2003, the holders of the Debentures and Preferred Stock exercised their conversion rights and converted all of the Debentures and Preferred Stock into shares of Common Stock. A total of 33,227,000 shares of Common Stock were issued upon conversion of the Preferred Stock and a total of 4,000,000 shares of Common Stock were issued upon conversion of the Debentures. Upon completion of the conversions, the Company's officers owned approximately 82.3% of the Company's outstanding voting stock.

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders
Tamboril Cigar Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tamboril Cigar Company and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, consolidated changes in stockholders' deficit and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tamboril Cigar Company, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss from operations and had negative cash flows form operations for the years ended December 31, 1999 and 1998. Also, the Company ceased its manufacturing operations in the fourth quarter of 1998. Subsequent to December 31, 1999, the Company filed a petition under Chapter 11 of the Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the accompanying footnotes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Daszkal Bolton Manela Devlin & Co.

Boca Raton, Florida
November 17, 2000

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998


                                                      ASSETS

                                                                                   December 31,
                                                                ----------------------------------------------------
                                                                          1999                      1998
                                                                ----------------------------------------------------

Current assets:
  Cash                                                                         $       410.00           $        -
  Accounts receivable                                                                2,125                   69,124
  Inventory                                                                          -                    1,856,399
                                                                                    --------              ---------
   Total current assets                                                             2,535                 1,925,523
                                                                                    --------               ---------

Property and equipment, net                                                           751                 1,291,747
                                                                                   --------               ---------


   Total assets                                                                $    3,286               $ 3,217,270
                                                                               ===========              ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $  818,202                $  996,095
  Bank overdraft                                                                        -                   148,418
  Accrued expenses                                                                600,147                   717,533
  Note payable                                                                    218,226                 1,378,246
  Income tax and franchise tax payable                                            423,552                   326,946
  Notes payable-related parties                                                  526,650                    156,650
                                                                                 --------                   -------
   Total current liabilities                                                   2,586,777                  3,723,888
                                                                               ----------                 ---------

   Total liabilities                                                           2,586,777                  3,723,888
                                                                               ----------                 ---------

Stockholders' Equity
  Series B 8% convertible preferred stock - $.0001 par value;                           3                         3
  authorized 116,000 shares, 33,227 shares issued and
 outstanding
  Common Stock - $.0001 par value; authorized 20,000,000
  shares, 13,356,632 shares issued and outstanding                                  1,336                     1,336
  Additional paid-in capital                                                    6,282,234                 6,282,234
  Foreign currency translation adjustment                                        (18,422)                   (4,916)
  Retained earnings (deficit)                                                 (8,848,641)               (6,785,274)
                                                                              -----------               -----------
   Total Stockholders' Equity                                                 (2,583,491)                 (506,618)
                                                                              -----------                 ---------

   Total liabilities and stockholders' equity                                 $    3,286              $  3,217,270
                                                                             ===========              ============




          See accompanying notes to consolidated financial statements.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                      December 31,
                                                                      ---------------------------------------------
                                                                              1999                   1998
                                                                      ---------------------- ----------------------



Net sales                                                                        $   23,832            $  627,006

Cost of goods sold                                                                   27,162              1,192,634
                                                                                    --------             ---------

Gross profit                                                                        (3,330)              (565,628)

Selling, general and administrative expenses                                        641,652              2,946,121
                                                                                    --------             ---------

Income (loss) from operations                                                     (644,982)            (3,511,749)

Interest expense                                                                   (88,260)              (324,997)
Interest income                                                                                          (131,884)
Discontinued operations                                                         (1,330,125)            (2,516,588)
                                                                                 -----------           -----------

Net income (loss) before provision for income taxes                           $ (2,063,367)          $ (6,350,334)

Provision for income taxes                                                    $     -                $    (30,400)
                                                                                 ----------           ------------

Net income (loss)                                                             $ (2,063,367)          $ (6,380,734)
                                                                               =============         =============

Income (loss) per common share Basic
     Basic and diluted                                                          $    (0.15)            $    (0.66)
                                                                                ===========           ===========

Weighted average shares used in computing earnings per share
     Basic and diluted                                                          13,356,632              9,630,263
                                                                                ===========             =========







          See accompanying notes to consolidated financial statements.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                           Series B Convertible
                                                              Preferred Stock                          Common Stock
                                                   -------------------------------------- ----------------------------------------
                                                   --------------------------------------
                                                         Shares             Amount              Shares              Amount
                                                   -------------------------------------- ------------------- --------------------

Balance, December 31, 1997                               56,000            $      6          5,903,894                $     590

Prior period adjustment                                       -                   -                  -                        -

                                                              --                --                  --                        -
Balance, December 31, 1997, as adjusted
                                                         56,000                   6          5,903,894                      590
Net loss                                                      -                   -                  -                        -
Change in foreign currency translation adjustment             -                   -                  -                        -
Conversion of Series B 8% convertible
  preferred stock                                        (1,320)                  -              25,563                       3
Dividend on 1320 shares of Series B 8%
  convertible preferred stock                                 -                   -                   -                       -
Conversion of Series B 8% convertible
  preferred stock                                        (1,560)                (1)              47,133                       5
Dividend on 1560 shares of Series B 8%
  convertible preferred stock                                 -                  -                    -                       -
Conversion of Series B 8% convertible
  preferred stock                                        (19,893)               (2)           7,380,042                     738
Dividend on 1560 shares of Series B 8%
  convertible preferred stock                                  -                 -                    -                       -
                                                             --                --                  --                   -
Balance, December 31, 1998                             33,227                    3                1,336                  13,356,632

Net loss                                                 -                    -                      -                         -

Change in foreign currency translation adjustment        -                    -                      -                         -


Balance, December 31, 1999                             33,227              $      3          13,356,632               $    1,336
                                                   =============            =========  ==================              ==========



                                                                            Accumulated
                                                          Additional       Other Compre-       Accumulated
                                                       Paid-In Capital      hensive Loss         Deficit             Total
                                                      ----------------------------------------------------------------------------

Balance, December 31, 1997                            5,347,562             $  (110,036)        530,875             $ 5,768,997

Prior period adjustment                                  812,903                     -          (812,903)                      -
                                                      -----------             -------------    ----------         ---------------

Balance, December 31, 1997, as adjusted               6,160,465                (110,036)       (282,028)              5,768,997

Net loss                                                      -                       -      (6,380,734)             (6,380,734)


Change in foreign currency translation adjustment             -                 105,120                  -              105,120

Conversion of Series B 8% convertible
  preferred stock                                         3,552                   -                  -                    3,555

Dividend on 1320 shares of Series B 8%
  convertible preferred stock                                   -                 -              (3,555)                 (3,555)

Conversion of Series B 8% convertible
  preferred stock                                           5,120                 -                  -                    5,124

Dividend on 1560 shares of Series B 8%
  convertible preferred stock                                       -             -              (5,125)                 (5,125)

Conversion of Series B 8% convertible
  preferred stock                                        113,096                  -                   -                 113,832

Dividend on 1560 shares of Series B 8%
  convertible preferred stock                                  -                  -             (113,832)              (113,832)
                                                      ------------            --------------   ----------          -----------


Balance, December 31, 1998                            6,282,233                (4,916)        (6,785,274)           (506,618)

Net loss                                                      -                     -         (2,063,367)          (2,063,367)

                                                      ------------            -----------     -----------          ------------

Balance, December 31, 1999                            6,282,233               (18,422)        (8,848,641)           $ (2,583,491)
                                                      =========              ============     ===========           =============



TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                      December 31,
                                                                      ---------------------------------------------
                                                                              1999                   1998
                                                                      ---------------------- ----------------------

Cash flows from operating activities:
    Net income (loss)                                                          $ (2,063,367)          $ (6,380,734)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                       -                 43,694

Changes in operating assets and liabilities:
    Decrease in accounts receivable                                                  66,999              1,275,097
    Decrease in inventory                                                         1,995,894              2,772,922
    Decrease in deferred taxes                                                            -                 30,400

    Decrease in other current assets                                                      -                 25,426

    Decrease in other assets                                                              -                160,545

    (Decrease) increase in accounts payable                                       (177,893)                438,833
    (Decrease) increase in accrued expenses                                       (117,386)                476,817
    Increase in income tax and franchise tax payable                                96,606                 326,946
                                                                                   -------                 -------
Net cash used in operating activities                                             (199,147)               (830,054)
                                                                                  ---------               ---------

Cash flows used in investing activity:

 Purchase of property and equipment                                                    -                      -
                                                                                       -                      -

Cash flows from financing activities:
    Proceeds from issuance of notes payable - related party                         370,000                 156,650
    Repayments of notes payable                                                      (8,519)                 (6,042)
    Foreign currency translation adjustment                                         (13,506)                105,120
    Bank overdraft                                                                 (148,418)                148,418
                                                                                  -----------               -------
Net cash provided by financing activities                                           199,557                 404,146
                                                                                    --------                -------

Net increase (decrease) in cash                                                         410                (425,908)
                                                                                                            425,908
Cash at beginning of the year                                                             -
                                                                                       ----
Cash at end of the year                                                            $    410                $    -
                                                                                    =========               ======





See accompanying notes to consolidated financial statements.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 1 - DESCRIPTION OF BUSINESS

  Tamboril Cigar Company (the "Company") was a manufacturer and distributor of handmade cigars. The tobacco was purchased and the cigars were manufactured at facilities in the Dominican Republic and sold to retail tobacconists throughout the United States. In the fourth quarter of 1998, the Company discontinued the cigar manufacturing and distribution and subsequently filed for bankruptcy under Chapter 11 in April 2000.


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

  Revenue from the sale of products is recognized at the date of shipment to customers.

  Property and Equipment

  Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for over the related lease term, and is included in depreciation expense.

  Cash and Cash Equivalents

  For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. At December 31, 1999 and 1998, the Company had no cash equivalents.

  Inventory

  Inventory is stated at the lower of cost (first-in, first-out method) or market. In accordance with generally recognized industry practice, all leaf tobacco inventory is classified as current although portions of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year.

  Income Taxes

  For federal income tax purposes, Tamboril, International and Diversified are included in the consolidated tax return of Tamboril. Tabacalera files an income tax return in the Dominican Republic.

  Foreign Currency Translation

  All assets and liabilities of the foreign subsidiary are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' deficit.

  Recently Issued Accounting Pronouncement

  Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

  Principles of Consolidation

  The consolidated financial statements include the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, continued

  Basic Loss per Share

  Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

  Diluted Loss per Share

  Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

  Stock Compensation

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. In accordance with the provision of SFAS No. 123, the Company has elected to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock options issued to employees and had provided the pro forma disclosures as if the Company had adopted the cost recognition requirements (see Note 9).

  Advertising

  Costs incurred for producing and communicating advertising are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expenses were approximately $1,985 and $134,852 for the years ended December 31, 1999 and 1998, respectively.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.


  NOTE 3 - INVENTORY

  At December 31, 1998, the inventory was recorded at its net realizable value of $1,856,399. On February 26, 1999, the Company reached an agreement with its Dominican Republic bank and a major vendor, whereby the bank and the vendor took possession of the Company's inventory in settlement of certain notes payable and accounts payable. The total amount of the inventory, $1,856,399, was used to settle these liabilities.


  NOTE 4 - NOTES PAYABLE - RELATED PARTIES

  As of December 31, 1999 and 1998, notes payable - related parties consists of the following:



                                                                             1999                      1998
                                                                      -------------------       -------------------

Due on demand, bearing interest at 10% per annum                              $  100,000                $  100,000

Due on demand, bearing interest at 10% per annum                                  56,650                    56,650

Note payable IEO Holdings, Limited, interest at 12% per annum                    370,000                         -
                                                                                --------                         -
                                                                             $   526,650                 $ 156,650
                                                                                -----------             ----------

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 5 - PROPERTY AND EQUIPMENT

  At December 31, 1999 and 1998, property and equipment, at cost, consisted of the following:


                                       1999                      1998
                                -------------------       -------------------
Machinery and equipment           $              -
                                                                     780,325

Land                                             -                    86,888

Buildings and improvements                       -                   570,759

Furniture and fixtures                       1,930                    25,682

Computers                                        -                    41,641

Leasehold improvements                           -                    42,264
                                                                $  (255,811)
Less: accumulated depreciation
  and amortization                          (1,179)
                                           -------
Property and equipment, net              $    751              $  1,291,748
                                         ---------        -    ------------

  At December 31, 1998, approximately $1,199,567 of the Company's property and equipment (net of $186,986 accumulated depreciation) was located in the Dominican Republic.

  In January 1999, the Company was in default on its mortgage to a Dominican Republic bank. Subsequently, the bank foreclosed on the property and all of the assets in the Dominican Republic were used to satisfy the principal balance due the bank.


  NOTE 6 - NOTES PAYABLE

  At December 31, 1999 and 1998, notes payable consisted of the following:


                                                                             1999                      1998
                                                                      -------------------       -------------------

  Loan payable to a bank in monthly  installments  of $839  through
  December 31, 2001, including interest at 9.35% per annum                  $ 18,226                  $ 26,745
  8% convertible  debenture due September 1999. On September 23,
  1997, the Company sold $200,000 face amount of 8% convertible debentures ("Debentures") which are convertible, prior to maturity, into shares of the Company's common stock (see Note 7). Interest is
  payable quarterly.                                                         200,000                   200,000
  Note payable to Banco  Gerencial & Fiduciario,  due July 15, 1998.
  Interest based on the Dominican Republic Prime Rate, 12% at December 31,
  1998. Secured by real estate.                                                    -                   379,255
  Note  payable to Banco  Popular,  due on demand.  Interest is based
  on the  Dominican Republic Prime Rate and is adjusted monthly.                   -                   379,255
  Secured by tobacco inventories.                                            --------                  --------

  Total notes payable                                                        $218,226                $1,378,246
                                                                             ========                ==========



  In January 1999, the Company defaulted on its obligations to Banco Gerencial & Fiduriario and Banco Popular. Banco Gerencial & Fiduriario foreclosed on the real estate in the settlement of its mortgage on the real estate owned by the Company. In settlement of its debt with Banco Popular, the Company transferred its inventory to the Bank in February 1999.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 7 - STOCKHOLDERS' DEFICIT

  On September 22, 1997, the Company entered into a Convertible Debenture and Convertible Preferred Stock Purchase Agreement with several purchasers, pursuant to which the Company agreed to sell up to an aggregate of $200,000 of the Company's Debentures and $5,800,000 stated amount of the Company's Series B 8% convertible preferred stock (the "Series B Preferred Stock"). In the event of default, the interest rate increases to 16%. On September 23, 1997, the Company sold $200,000 face amount of the Debentures and 56,000 shares ($2,800,000 stated amount) of the Series B Preferred Stock and issued a total of 225,000 warrants to purchase shares of its common stock, exercisable at any time up to the fifth anniversary of their issuance, at an exercise price of $5.89 per share. At December 31, 1999 and 1998, dividends in arrears were approximately $-0- and $46,624, respectively.

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

  On August 5, 1998, the Company issued an aggregate of 7,380,042 of its common stock, par value $0.0001 per share, to Infinity Emerging Opportunities Limited, Summit Capital Limited and Glacier Capital Limited, pursuant to a conversion by each of $331,550 aggregate stated amount of the Company's Series B Convertible Preferred Stock and $37,944 in accrued dividends on such shares. The shares of common stock issued to the investors represent 56% of the issued and outstanding common stock of the Company.


  NOTE 8 - INCOME TAXES

  For the years ended December 31, 1999 and 1998, the benefit for income taxes consisted of:



                                                                                1999                      1998
                                                                           -------------              ------------
Taxes currently payable                                                    $      -                  $      -
Deferred income tax benefit                                                                            (1,218,917)
                                                                                 307,287
Change in beginning valuation allowance                                                                 1,218,917
                                                                              ----------                ------------
                                                                                (307,287)
Provision (benefit) for income taxes                                       $      -                  $      -
                                                                                 =========               ========



  Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:


                                                                             1999                      1998
                                                                      -------------------       -------------------
Computed at the statutory rates (34%)                                       $  (701,544)             $ (2,169,450)
Increase (decrease) resulting from:
    Non-deductible expenses
                                                                                   5,214                     5,261
    Foreign income not taxed in U.S.                                                                     1,072,606
                                                                                 421,277
State income taxes, net of federal income tax benefit
                                                                                (32,234)                 (127,334)
Change in deferred tax asset valuation allowance                                                        1,218,917
                                                                              -----------            --------------
                                                                                307,287
Tax provision (benefit)                                                     $        -                $      -
                                                                             =========                   ========


TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 8 - INCOME TAXES, continued

  The components of the deferred tax asset were as follows at December 31:


                                                                             1999                      1998
                                                                      -------------------       -------------------
Deferred tax assets:
    Net operating loss carryforward                                         $  1,532,338              $  1,225,106
    Depreciation expenses
                                                                          --------------
                                                                                  7,000                     7,000
                                                                                  ------                    -----
Total deferred tax asset                                                      1,539,338                 1,232,106
                                                                      ------------------        -----------------

Deferred tax liabilities:
    Allowance for receivables
                                                                            ------------
                                                                                (13,134)                  (13,189)
                                                                                --------                  --------
Total deferred tax liabilities
                                                                            ------------
                                                                                (13,134)                  (13,189)
                                                                                --------                  --------

Net deferred tax asset                                                        1,526,204                 1,218,917
                                                                      ------------------        -----------------

Valuation allowance:
    Beginning of year                                                        (1,218,917)
                                                                                                                 -
    Decrease (increase) during year                                                                    (1,218,917)
                                                                             ----------         ------------------
                                                                               (307,287)
Ending balance                                                               (1,526,204)               (1,218,917)
                                                                      ------------------        ------------------
Net deferred taxes                                                             $      -                  $      -
                                                                              =========                  ========


  The net operating loss carryover is summarized below:

  Year Loss Originated   Year Expiring                Amount
 -----------------------------------------      -------------------
    January 1, 2003          2013                     $  3,033,077
    January 1, 2004          2014
                                                          760,141
                                                     $  3,793,218

  NOTE 9 - STOCK OPTION PLAN

  The Company has a stock option plan (the "Plan") in which 500,000 common shares have been reserved for future issuance. The Plan provides for the issuance of incentive stock options and non-incentive stock options for the sale of shares of common stock to employees and non-employee directors of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any incentive stock option granted to an employee or non-employee director owning more that 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the incentive stock option grant.

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 9 - STOCK OPTION PLAN, continued

  A summary of the status of the Company's Plan as of December 31, 1999 and 1998 and changes during the year is as follows:

                                                         Weighted-Average
                                    Options               Exercise Price
                                   ---------------      -------------------
Outstanding at December 31, 1997          370,000                $    4.00
Granted during the year
                                   ----------------
                                               -                    (4.00)
                                               --                   ------
Outstanding at December 31, 1998          370,000
                                                                         -
Granted during the year
                                                -                        -
Forfeited during the year               (370,000)
                                   --------------
                                                                    (4.00)
Outstanding at December 31, 1999                                 $      -
                                   ================            ========


  There are no outstanding options at December 31, 1999.

  The Company's assumptions used to calculate the fair values of options issued were (i) risk-free interest rate of 5.6%, (ii) expected life of five years,
(iii) expected volatility of 20%, and (iv) expected dividends of $-0-.


  NOTE 10 - FOREIGN OPERATIONS

  The Company operated principally in two geographic areas: the United States and the Dominican Republic. The Company ceased its operations in the Dominican Republic in the fourth quarter of 1998, and its United States operations in January 1999. Following is a summary of information by area:

                                        1999                      1998
                                      ---------------      -------------------
Net sales to unaffiliated customers:
    United States                         $   23,832               $  627,006
    Dominican Republic
                                      ----------------
                                                  -                        -
                                                  --                       -
Net sales as reported                    $   23,832               $  627,006
                                         ===========       =      ==========

Loss from operations:
    United States                       $  (824,317)            $ (3,226,010)
    Dominican Republic                   (1,239,050)              (3,154,724)
                                      -- -----------       ------------------
Net loss as reported                   $ (2,063,367)            $ (6,380,734)
                                       =============       =    =============

Identifiable assets:
    United States                         $    3,286               $  114,857
    Dominican Republic                                             3,102,413
                                      ----------------     -----------------
                                                  -
Total identifiable assets as reported    $    3,286             $  3,217,270
                                         ===========       =    ============

TAMBORIL CIGAR COMPANY AND SUBSIDIARIES
(DEBTOR IN POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 11 - PRIOR PERIOD ADJUSTMENT

  The Company's financial statements have been restated to reflect the correction of an error in calculating the embedded dividends on the convertible preferred stock of $812,903. The Company's management has determined that the embedded dividend should have been recognized in the year ended December 31, 1997. The effect of this prior period adjustment was to increase the 1997 loss per common share (basic and diluted) from $(0.05) to $(0.22).

  The effect of this restatement for 1997 is as follows:

                                        As Previously
                                           Reported         As Restated
                                        ----------------- --------------
Balance Sheet:
    Additional paid-in capital             $  5,347,562     $  6,160,465
                                          =============   ============
    Retained earnings                        $  530,876      $  (282,028)
                                           ===========     ============

Statement of Operations:
    Net income (loss)                       $  (221,627)     $  (221,627)
                                           ============   ============
    Net loss applicable to common stock     $  (221,627)    $ (1,034,530)
                                          ============    ============
    Net loss per common share                $    (0.05)      $    (0.22)
                                            ===========      ===========


  NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

  Supplemental cash flow information for the years ended December 31, 1999 and 1998 is as follows:



                                                                               1999                     1998
                                                                        -------------------      --------------------
Cash payment for interest                                                        $      -             $      -
                                                                                =========               =========
Cash payment for income taxes                                                    $      -             $      -
                                                                                =========                 ========

Non-cash transaction affecting investing and financing activities:
-----------------------------------------------------------------

Proceeds from notes payable for the construction of the building                 $      -                $  161,889
                                                                                =========                 ==========
Proceeds from notes payable for the purchase of inventory                        $      -                $  989,612
                                                                                =========                 ==========
Issuance of warrants associated with financing activities                        $      -              $  1,192,059
                                                                                =========                 ============
Write off of prior year notes payable                                          $  823,458                  $      -
                                                                                ===========                 ========



  NOTE 13 - SUBSEQUENT EVENT AND GOING CONCERN

  In April 2000, the Company filed a petition under Chapter 11 of the Bankruptcy Laws. This generally delays payments of liabilities incurred prior to finding those petitions while the Company develops a plan of reorganization that is satisfactory to those creditors and allows it to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these proceedings.

                                       12
                                  Exhibit 10.1

                             TAMBORIL CIGAR COMPANY
                            2003 INCENTIVE STOCK PLAN

1.     Purpose of the Plan

       This 2003 Incentive Stock Plan is intended to promote the interests of Tamboril Cigar Company, a Delaware corporation (the "Company"), by providing the employees of the Company, who are largely responsible for the management, growth and protection of the business of the Company, with a proprietary interest in the Company.

2.     Definitions

       As used in the Plan, the following definitions apply to the terms indicated below:

       (a) "Board of Directors" shall mean the Board of Directors of Tamboril Cigar Company, a Delaware corporation.

       (b) "Business Combination" shall mean any merger or acquisition with a privately held company that results in a Change in Control of the Company.

       (c) "Cause," when used in connection with the termination of a Participant's employment with the Company, shall mean the termination of the Participant's employment by the Company by reason of (i) the conviction of the Participant by a court of competent jurisdiction as to which no further appeal can be taken of a crime involving moral turpitude; (ii) the proven commission by the Participant of an act of fraud upon the Company; (iii) the willful and proven misappropriation of any funds or property of the Company by the Participant; (iv) the willful, continued and unreasonable failure by the Participant to perform duties assigned to him and agreed to by him; (v) the knowing engagement by the Participant in any direct, material conflict of interest with the Company without compliance with the Company's conflict of interest policy, if any, then in effect; (vi) the knowing engagement by the Participant, without the written approval of the Board of Directors of the Company, in any activity which competes with the business of the Company or which would result in a material injury to the Company; or (vii) the knowing engagement in any activity which would constitute a material violation of the provisions of the Company's Policies and Procedures Manual, if any, then in effect.

       (d) "Cash Bonus" shall mean an award of a bonus payable in cash pursuant to Section 10 hereof.

       (e)    "Change in Control" shall mean:

         (1) a "change in control" of the Company, as that term is contemplated in the federal securities laws; or

         (2)    the occurrence of any of the following events:

                  (A) any Person becomes, after the effective date of this Plan, the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities; provided, that the acquisition of additional voting securities, after the effective date of this Plan, by any Person who is, as of the effective date of this Plan, the beneficial owner, directly or indirectly, of 20% or more of the combined voting power of the Company's then outstanding securities, shall not constitute a "Change in Control" of the Company for purposes of this Section 2(d).

                  (B) a majority of individuals who are nominated by the Board of Directors for election to the Board of Directors on any date, fail to be elected to the Board of Directors as a direct or indirect result of any proxy fight or contested election for positions on the Board of Directors, or

                  (C) the Board of Directors determines in its sole and absolute discretion that there has been a change in control of the Company.

       (f) "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

       (g) "Committee" shall mean the Compensation Committee of the Board of Directors or such other committee as the Board of Directors shall appoint from time to time to administer the Plan.

       (h) "Common Stock" shall mean the Company's Common Stock, par value $.0001 per share described in the Company's Certificate of Incorporation as filed with the Secretary of State of the State of Delaware.

       (i) "Company" shall mean Tamboril Cigar Company, a Delaware corporation, and each of its Subsidiaries, and its successors.

       (j) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended from time to time.

       (k) "Fair Market Value" of a share of Common Stock on any date shall be
(i) the closing sales price on the immediately preceding business day of a share of Common Stock as reported on the principal securities exchange on which shares of Common Stock are then listed or admitted to trading or (ii) if not so reported, the average of the closing bid and asked prices for a share of Common Stock on the immediately preceding business day as quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or (iii) if not quoted on NASDAQ, the average of the closing bid and asked prices for a share of Common Stock as quoted by the National Quotation Bureau's "Pink Sheets" or the National Association of Securities Dealers' OTC Bulletin Board System. If the price of a share of Common Stock shall not be so reported, the Fair Market Value of a share of Common Stock shall be determined by the Committee in its absolute discretion.

       (l) "Incentive Award" shall mean an Option, a share of Restricted Stock, a share of Phantom Stock, a Stock Bonus or Cash Bonus granted pursuant to the terms of the Plan.

       (m) "Incentive Stock Option" shall mean an Option which is an "incentive stock option" within the meaning of Section 422 of the Code and which is identified as an Incentive Stock Option in the agreement by which it is evidenced.

       (n) "Issue Date" shall mean the date established by the Committee on which certificates representing shares of Restricted Stock shall be issued by the Company pursuant to the terms of Section 7(d) hereof.

       (o) "Non-Qualified Stock Option" shall mean an Option which is not an Incentive Stock Option and which is identified as a Non-Qualified Stock Option in the agreement by which it is evidenced.

       (p) "Option" shall mean an option to purchase shares of Common Stock of the Company granted pursuant to Section 6 hereof. Each Option shall be identified as either an Incentive Stock Option or a Non-Qualified Stock Option in the agreement by which it is evidenced.

       (q) "Participant" shall mean a full-time employee of the Company who is eligible to participate in the Plan and to whom an Incentive Award is granted pursuant to the Plan, and, upon his death, his successors, heirs, executors and administrators, as the case may be, to the extent permitted hereby.

       (r) "Person" shall mean a "person," as such term is used in Sections 13(d) and 14(d) of the Exchange Act, and the rules and regulations in effect from time to time thereunder.

       (s) "Phantom Stock" shall represent the right to receive in cash the Fair Market Value of a share of Common Stock of the Company, which right is granted pursuant to Section 8 hereof and subject to the terms and conditions contained therein.

       (t) "Plan" shall mean the Tamboril Cigar Company Incentive Stock Plan, as it may be amended from time to time.

       (u) "Qualified Domestic Relations Order" shall mean a qualified domestic relations order as defined in the Code, in Title I of the Employee Retirement Income Security Act, or in the rules and regulations as may be in effect from time to time thereunder.

       (v) "Restricted Stock" shall mean a share of Common Stock which is granted pursuant to the terms of Section 7 hereof and which is subject to the restrictions set forth in Section 7 (c) hereof for so long as such restrictions continue to apply to such share.

       (w) "Securities Act" shall mean the Securities Act of 1933, as amended from time to time.

       (x) "Stock Bonus" shall mean a grant of a bonus payable in shares of Common Stock pursuant to Section 9 hereof.

       (y) "Subsidiary" or "Subsidiaries" shall mean any and all corporations in which at the pertinent time the Company owns, directly or indirectly, stock vested with 50% or more of the total combined voting power of all classes of stock of such corporations within the meaning of Section 424(f) of the Code.

       (z) "Vesting Date" shall mean the date established by the Committee on which a share of Restricted Stock or Phantom Stock may vest.

3.     Stock Subject to the Plan

       Under the Plan, the Committee may grant to Participants (i) Options, (ii) shares of Restricted Stock, (iii) shares of Phantom Stock, (iv) Stock Bonuses and (v) Cash Bonuses.

       The Committee may grant Options, shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses under the Plan with respect to a number of shares of Common Stock that in the aggregate at any time does not exceed the lesser of (y) 750,000 shares of common stock, or (z) 10% of the number of shares of common stock issued and outstanding immediately after the completion of a Business Combination. The grant of a Cash Bonus shall not reduce the number of shares of Common Stock with respect to which Options, shares of Restricted Stock, shares of Phantom Stock or Stock Bonuses may be granted pursuant to the Plan.

       If any outstanding Option expires, terminates or is canceled for any reason, the shares of Common Stock subject to the unexercised portion of such Option shall again be available for grant under the Plan. If any shares of Restricted Stock or Phantom Stock, or any shares of Common Stock granted in a Stock Bonus are forfeited or canceled for any reason, such shares shall again be available for grant under the Plan.

       Shares of Common Stock issued under the Plan may be either newly issued or treasury shares, at the discretion of the Committee.

4.     Administration of the Plan

       The Plan shall be administered by a Committee of the Board of Directors consisting of two or more persons, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3(c)(2)(i) promulgated under Section 16 of the Exchange Act. The Committee shall from time to time designate the employees of the Company who shall be granted Incentive Awards and the amount and type of such Incentive Awards.

       The Committee shall have full authority to administer the Plan, including authority to interpret and construe any provision of the Plan and the terms of any Incentive Award issued under it and to adopt such rules and regulations for administering the Plan as it may deem necessary. Decisions of the Committee shall be final and binding on all parties.

       The Committee may, in its absolute discretion (i) accelerate the date on which any Option granted under the Plan becomes exercisable, (ii) extend the date on which any Option granted under the Plan ceases to be exercisable, (iii) accelerate the Vesting Date or Issue Date, or waive any condition imposed pursuant to Section 7(b) hereof, with respect to any share of Restricted Stock granted under the Plan and (iv) accelerate the Vesting Date or waive any condition imposed pursuant to Section 8 hereof, with respect to any share of Phantom Stock granted under the Plan.

       In addition, the Committee may, in its absolute discretion, grant Incentive Awards to Participants on the condition that such Participants surrender to the Committee for cancellation such other Incentive Awards (including, without limitation, Incentive Awards with higher exercise prices) as the Committee specifies. Notwithstanding Section 3 hereof, Incentive Awards granted on the condition of surrender of outstanding Incentive Awards shall not count against the limits set forth in such Section 3 until Such time as such Incentive Awards are surrendered.

       Whether an authorized leave of absence, or absence in military or government service, shall constitute termination of employment shall be determined by the Committee in its absolute discretion.

       No member of the Committee shall be liable for any action, omission, or determination relating to the Plan, and the Company shall indemnify and hold harmless each member of the Committee and each other director or employee of the Company to whom any duty or power relating to the administration or interpretation of the Plan has been delegated from and against any cost or expense (including attorneys' fees) or liability (including any sum paid in settlement of a claim with the approval of the Committee) arising out of any action, omission or determination relating to the Plan, unless, in either case, such action, omission or determination was taken or made by such member, director or employee in bad faith and without reasonable belief that it was in the best interests of the Company.

5.     Eligibility

       The persons who shall be eligible to receive Incentive Awards pursuant to the Plan shall be such full-time employees of the Company as the Committee, in its absolute discretion, shall select from time to time. Notwithstanding the generality of the foregoing, no employee of the Company shall be eligible to receive Incentive Awards pursuant to this Plan if the employee is also entitled to receive an Incentive Award under the terms of his employment agreement with the Company, or any specialty Incentive Stock Plan adopted after the date hereof, unless such employment agreement or specialty plan expressly provides otherwise.

6.     Options

       The Committee may grant Options pursuant to the Plan, which Options shall be evidenced by agreements in such form as the Committee shall from time to time approve. Options shall comply with and be subject to the following terms and conditions:

       (a)    Identification of Options

       All Options granted under the Plan shall be clearly identified in the agreement evidencing such Options as either Incentive Stock Options or as Non-Qualified Stock Options.

       (b)    Exercise Price

       The exercise price of any Non-Qualified Stock Option granted under the Plan shall be such price as the Committee shall determine on the date on which such Non-Qualified Stock Option is granted; provided, that such price may not be less than the minimum price required by law. Except as provided in Section 6(d) hereof, the exercise price of any Incentive Stock Option granted under the Plan shall be not less than 100% of the Fair Market Value of a share of Common Stock on the date on which such Incentive Stock Option is granted.

       (c)    Term and Exercise of Options

         (1) Each Option shall be exercisable on such date or dates, during such period and for such number of shares of Common Stock as shall be determined by the Committee on the day on which such Option is granted and set forth in the agreement evidencing the Option; provided, however, that no Option shall be exercisable after the expiration of ten years from the date such Option was granted; and, provided, further, that each Option shall be subject to earlier termination, expiration or cancellation as provided in the Plan.

         (2) Each Option shall be exercisable in whole or in part with respect to whole shares of Common Stock. The partial exercise of an Option shall not cause the expiration, termination or cancellation of the remaining portion thereof. Upon the partial exercise of an Option, the agreement evidencing such Option shall be returned to the Participant exercising such Option together with the delivery of the certificates described in
       Section 6(c)(5) hereof.

         (3) An Option shall be exercised by delivering notice to the Company's principal office, to the attention of its Secretary, no fewer than five business days in advance of the effective date of the proposed exercise. Such notice shall be accompanied by the agreement evidencing the Option, shall specify the number of shares of Common Stock with respect to which the Option is being exercised and the effective date of the proposed exercise, and shall be signed by the Participant. The Participant may withdraw such notice at any time prior to the close of business on the business day immediately preceding the effective date of the proposed exercise, in which case such agreement shall be returned to the Participant. Payment for shares of Common Stock purchased upon the exercise of an Option shall be made on the effective date of such exercise either (i) in cash, by certified check, bank cashier's check or wire transfer or (ii) subject to the approval of the Committee, in shares of Common Stock owned by the Participant and valued at their Fair Market Value on the effective date of such exercise, or (iii) partly in shares of Common Stock with the balance in cash, by certified check, bank cashier's check or wire transfer. Any payment in shares of Common Stock shall be effected by the delivery of such shares to the Secretary of the Company, duly endorsed in blank or accompanied by stock powers duly executed in blank, together with any other documents and evidences as the Secretary of the Company shall require from time to time.

         (4) Any Option granted under the Plan may be exercised by a broker-dealer acting on behalf of a Participant if (i) the broker-dealer has received from the Participant or the Company a duly endorsed agreement evidencing such Option and instructions signed by the Participant requesting the Company to deliver the shares of Common Stock subject to such Option to the broker-dealer on behalf of the Participant and specifying the account into which such shares should be deposited,
       (ii) adequate provision has been made with respect to the payment of any withholding taxes due upon such exercise and (iii) the broker-dealer and the Participant have otherwise complied with Section 220.3(e)(4) of Regulation T, 12 CFR Part 220.

         (5) Certificates for shares of Common Stock purchased upon the exercise of an Option shall be issued in the name of the Participant and delivered to the Participant as soon as practicable following the effective date on which the Option is exercised; provided, however, that such delivery shall be effected for all purposes when a stock transfer agent of the Company shall have deposited such certificates in the United States mail, addressed to the Participant.

         (6) During the lifetime of a Participant each Option granted to him shall be exercisable only by him. No Option shall be assignable or transferable otherwise than by will or by the laws of descent and distribution.

       (d)    Limitations on Grant of Incentive Stock Options

         (1) The aggregate Fair Market Value of shares of Common Stock with respect to which "incentive stock options" (within the meaning of Section 422, without regard to Section 422(d) of the Code) are exercisable for the first time by a Participant during any calendar year under the Plan (and any other stock option plan of the Company, or any subsidiary of the Company shall not exceed $100,000. Such Fair Market Value shall be determined as of the date on which each such Incentive Stock Option is granted. If such aggregate Fair Market Value of shares of Common Stock underlying such Incentive Stock Options exceeds $100,000, then Incentive Stock Options granted hereunder to such Participant shall, to the extent and in the order required by Regulations promulgated under the Code (or any other authority having the force of Regulations), automatically be deemed to be Non-Qualified Stock Options, but all other terms and provisions of such Incentive Stock Options shall remain unchanged. In the absence of such Regulations (and authority), or if such Regulations (or authority) require or permit a designation of the options which shall cease to constitute Incentive Stock Options, Incentive Stock Options shall, to the extent of such excess and in the order in which they were granted, automatically be deemed to be Non-Qualified Stock Options, but all other terms and provisions of such Incentive Stock Options shall remain unchanged.

         (2) No Incentive Stock Option may be granted to an individual if, at the time of the proposed grant, such individual owns, directly or indirectly (based on the attribution rules in Section 424(d) of the Code) stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, unless
       (i) the exercise price of such Incentive Stock Option is at least 110% of the Fair Market Value of a share of Common Stock at the time such Incentive Stock Option is granted and (ii) such Incentive Stock Option is not exercisable after the expiration of five years from the date such Incentive Stock Option is granted.

       (e)    Effect of Termination of Employment

         (1) If the employment of a Participant with the Company shall terminate for any reason other than Cause, "permanent and total disability (within the meaning of Section 22(e)(3) of the Code) or the death of the Participant (i) Options granted to such Participant, to the extent that they were exercisable at the time of such termination, shall remain exercisable until the expiration of one month after such termination, on which date they shall expire, and (ii) Options granted to such Participant, to the extent that they were not exercisable at the time of such termination, shall expire at the close of business on the date of such termination; provided, however, that no Option shall be exercisable after the expiration of its term.

         (2) If the employment of a Participant with the Company shall terminate as a result of the "permanent and total disability (within the meaning of Section 22(e)(3) of the Code) of the Participant, the voluntary retirement of the Participant in accordance with the Company's retirement policy as then in effect or the death of the Participant (i) Options granted to such Participant, to the extent that they were exercisable at the time of such termination, shall remain exercisable until the expiration of one year after such termination, on which date they shall expire, and (ii) Options granted to such Participant, to the extent that they were not exercisable at the time of such termination, shall expire at the close of business on the date of such termination; provided, however, that no Option shall be exercisable after the expiration of its term.

         (3) In the event of the termination of a Participant's employment for Cause, all outstanding Options granted to such Participant shall expire at the commencement of business on the date of such termination.

       (f) Acceleration of Exercise Date Upon Change in Control

       Upon the occurrence of a Change in Control, each Option granted under the Plan and outstanding at such time shall become fully and immediately exercisable and shall remain exercisable until its expiration, termination or cancellation pursuant to the terms of the Plan.

7.     Restricted Stock

       The Committee may grant shares of Restricted Stock pursuant to the Plan. Each grant of shares of Restricted Stock shall be evidenced by an agreement in such form as the Committee shall from time to time approve. Each grant of shares of Restricted Stock shall comply with and be subject to the following terms and conditions:

       (a)    Issue Date and Vesting Date

       At the time of the grant of shares of Restricted Stock, the Committee shall establish an Issue Date or Issue Dates and a Vesting Date or Vesting Dates with respect to such shares. The Committee may divide such shares into classes and assign a different Issue Date and/or Vesting Date for each class. Except as provided in Sections 7(c) and 7(f) hereof, upon the occurrence of the Issue Date with respect to a share of Restricted Stock, a share of Restricted Stock shall be issued in accordance with the provisions of Section 7(d) hereof. Provided that all conditions to the vesting of a share of Restricted Stock imposed pursuant to Section 7(b) hereof are satisfied, and except as provided in Sections 7(c) and 7(f) hereof, upon the occurrence of the Vesting Date with respect to a share of Restricted Stock, such share shall vest and the restrictions of Section 7(c) hereof shall cease to apply to such share.

       (b)    Conditions to Vesting

       At the time of the grant of shares of Restricted Stock, the Committee may impose such restrictions or conditions, not inconsistent with the provisions hereof, to the vesting of such shares as it in its absolute discretion deems appropriate. By way of example and not by way of limitation, the Committee may require, as a condition to the vesting of any class or classes of shares of Restricted Stock, that the Participant or the Company achieve certain performance criteria, such criteria to be specified by the Committee at the time of the grant of such shares.

       (c)    Restrictions on Transfer Prior to Vesting

       Prior to the vesting of a share of Restricted Stock, no transfer of a Participant's rights with respect to such share, whether voluntary or involuntary, by operation of law or otherwise, shall vest the transferee with any interest or right in or with respect to such share, but immediately upon any attempt to transfer such fights, such share, and all of the rights related thereto, shall be forfeited by the Participant and the transfer shall be of no force or effect.

       (d)    Issuance of Certificates

         (1) Except as provided in Sections 7(c) or 7(f) hereof, reasonably promptly after the Issue Date with respect to shares of Restricted Stock, the Company shall cause to be issued a stock certificate, registered in the name of the Participant to whom such shares were granted, evidencing such shares: provided, that the Company shall not cause to be issued such a stock certificates unless it has received a stock power duly endorsed in blank with respect to such shares. Each such stock certificate shall bear the following legend:

         The transferability of this certificate and the shares of stock represented hereby are subject to the restrictions, terms and conditions (including forfeiture and restrictions against transfer) contained in the Tamboril Cigar Company 2003 Incentive Stock Plan and an Agreement entered into between the registered owner of such shares and Tamboril Cigar Company. A copy of the Plan and Agreement is on file in the office of the Secretary of Tamboril Cigar Company.

       Such legend shall not be removed from the certificate evidencing such shares until such shares vest pursuant to the terms hereof.

         (2) Each certificate issued pursuant to Paragraph 7 (d)(1) hereof, together with the stock powers relating to the shares of Restricted Stock evidenced by such certificate, shall be held by the Company. The Company shall issue to the Participant a receipt evidencing the certificates held by it which are registered in the name of the Participant.

       (e)    Consequences Upon Vesting

       Upon the vesting of a share of Restricted Stock pursuant to the terms hereof, the restrictions of Section 7(c) hereof shall cease to apply to such share. Reasonably promptly after a share of Restricted Stock vests pursuant to the terms hereof, the Company shall cause to be issued and delivered to the Participant to whom such shares were granted, a certificate evidencing such share, free of the legend set forth in Paragraph 7 (d)(1) hereof, together with any other property of the Participant held by Company pursuant to Section 7(d) hereof, provided, however, that such delivery shall be effected for all purposes when the Company shall have deposited such certificate and other property in the United States mail, addressed to the Participant.

       (f)    Effect of Termination of Employment

         (1) If the employment of a Participant with the Company shall terminate for any reason other than Cause prior to the vesting of shares of Restricted Stock granted to such Participant, a portion of such shares, to the extent not forfeited or canceled on or prior to such termination pursuant to any provision hereof, shall vest on the date of such termination. The portion referred to in the preceding sentence shall be determined by the Committee at the time of the grant of such shares of Restricted Stock and may be based on the achievement of any conditions imposed by the Committee with respect to such shares pursuant to Section 7(b). Such portion may equal zero.

         (2) In the event of the termination of a Participant's employment for Cause, all shares of Restricted Stock granted to such Participant which have not vested as of the date of such termination shall immediately be forfeited.

       (g)    Effect of Change in Control

       Upon the occurrence of a Change in Control, all shares of Restricted Stock which have not theretofore vested (including those with respect to which the Issue Date has not yet occur-red) shall immediately vest.

8.     Phantom Stock

       The Committee may grant shares of Phantom Stock pursuant to the Plan. Each grant of shares of Phantom Stock shall be evidenced by an agreement in such form as the Committee shall from time to time approve. Each grant of shares of Phantom Stock shall comply with and be subject to the following terms and conditions:


       (a)    Vesting Date

       At the time of the grant of shares of Phantom Stock, the Committee shall establish a Vesting Date or Vesting Dates with respect to such shares. The Committee may divide such shares into classes and assign a different Vesting Date for each class. Provided that all conditions to the vesting of a share of Phantom Stock imposed pursuant to Section 8(c) hereof are satisfied, and except as provided in Section 8(d) hereof, upon the occurrence of the Vesting Date with respect to a share of Phantom Stock, such share shall vest.

       (b)    Benefit Upon Vesting

       Upon the vesting of a share of Phantom Stock, a Participant shall be entitled to receive in cash, within 90 days of the date on which such share vests, an amount in cash in a lump sum equal to the sum of (i) the Fair Market Value of a share of Common Stock of the Company on the date on which such share of Phantom Stock vests and (ii) the aggregate amount of cash dividends paid with respect to a share of Common Stock of the Company during the period commencing on the date on which the share of Phantom Stock was granted and terminating on the date on which such share vests.

       (c)    Conditions to Vesting

       At the time of the grant of shares of Phantom Stock, the Committee may impose such restrictions or conditions, not inconsistent with the provisions hereof, to the vesting of such shares as it, in its absolute discretion deems appropriate. By way of example and not by way of limitation, the Committee may require, as a condition to the vesting of any class or classes of shares of Phantom Stock, that the Participant or the Company achieve certain performance criteria, such criteria to be specified by the Committee at the time of the grant of such shares.

       (d)    Effect of Termination of Employment

         (1) If the employment of a Participant with the Company shall terminate for any reason other than Cause prior to the vesting of shares of Phantom Stock granted to such Participant a portion of such shares, to the extent not forfeited or canceled on or prior to such termination pursuant to any provision hereof, shall vest on the date of such termination. The portion referred to in the preceding sentence shall be determined by the Committee at the time of the grant of such shares of Phantom Stock and may be based on the achievement of any conditions imposed by the Committee with respect to such shares pursuant to Section 8(c). Such portion may equal zero.

         (2) In the event of the termination of a Participant's employment for Cause, all shares of Phantom Stock granted to such Participant which have not vested as of the date of such termination shall immediately be forfeited.

       (e)    Effect of Change in Control

       Upon the occurrence of a Change in Control, all shares of Phantom Stock which have not theretofore vested shall immediately vest.

9.     Stock Bonuses

       The Committee may, in its absolute discretion, grant Stock Bonuses in such amounts as it shall determine from time to time. A Stock Bonus shall be paid at such time and subject to such conditions as the Committee shall determine at the time of the grant of such Stock Bonus. Certificates for shares of Common Stock granted as a Stock Bonus shall be issued in the name of the Participant to whom such grant was made and delivered to such Participant as soon as practicable after the date on which such Stock Bonus is required to be paid.
10.    Cash Bonuses

       The Committee may, in its absolute discretion, grant in connection with any grant of Restricted Stock or Stock Bonus or at any time thereafter, a cash bonus, payable promptly after the date on which the Participant is required to recognize income for federal income tax purposes in connection with such Restricted Stock or Stock Bonus, in such amounts as the Committee shall determine from time to time; provided, however, that in no event shall the amount of a Cash Bonus exceed the Fair Market Value of the related shares of Restricted Stock or Stock Bonus on such date. A Cash Bonus shall be subject to such conditions as the Committee shall determine at the time of the grant of such Cash Bonus.

11.    Adjustment Upon Changes in Common Stock

       (a)    Outstanding Restricted Stock and Phantom Stock

       Unless the Committee in its absolute discretion otherwise determines, if a Participant receives any securities or other property (including dividends paid in cash) with respect to a share of Restricted Stock, the Issue Date with respect to which occurs prior to such event, but which has not vested as of the date of such event, as a result of any dividend, stock split recapitalization, merger, consolidation, combination, exchange of shares or otherwise, such securities or other property will not vest until such share of Restricted Stock vests, and shall be held by the Company pursuant to Paragraph 7 (d) (2) hereof.

       The Committee may, in its absolute discretion, adjust any grant of shares of Restricted Stock, the Issue Date with respect to which has not occurred as of the date of the occurrence of any of the following events, or any grant of shares of Phantom Stock, to reflect any dividend, stock split, recapitalization, merger, consolidation, combination, exchange of shares or similar corporate change as the Committee may deem appropriate to prevent the enlargement or dilution of rights of Participants under the grant.

       (b) Outstanding Options, Increase or Decrease in Issued Shares Without Consideration

       Subject to any required action by the shareholders of the Company, in the event of any increase or decrease in the number of issued shares of Common Stock resulting from a subdivision or consolidation of shares of Common Stock or the payment of a stock dividend (but only on the shares of Common Stock), or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company, the Committee shall proportionally adjust the number of shares and the exercise price per share of Common Stock subject to each outstanding Option.

       (c)    Outstanding Options, Certain Mergers

       Subject to any required action by the shareholders of the Company, if the Company shall be the surviving corporation in any merger or consolidation (except a merger of consolidation as a result of which the holders of shares of Common Stock receive securities of another corporation), each Option outstanding on the date of such merger or consolidation shall entitle the Participant to acquire upon exercise the securities which a holder of the number of shares of Common Stock subject to such Option would have received in such merger or consolidation.

       (d)    Outstanding Options, Certain Other Transactions

       In the event of a dissolution or liquidation of the Company, a sale of all or substantially all of the Company's assets, a merger or consolidation involving the Company in which the Company is not the surviving corporation or a merger or consolidation involving the Company in which the Company is the surviving corporation but the holders of shares of Common Stock receive securities of another corporation and/or other property, including cash, the Committee shall, in its absolute discretion, have the power to:

       (1) cancel, effective immediately prior to the occurrence of such event, each Option outstanding immediately prior to such event (whether or not then exercisable), and, in full consideration of such cancellation, pay to the Participant to whom such Option was granted an amount in cash, for each share of Common Stock subject to such Option equal to the excess of
       (A) the value, as determined by the Committee in its absolute discretion, of the property (including cash) received by the holder of a. share of Common Stock as a result of such event over (B) the exercise price of such Option; or

       (2) provide for the exchange of each Option outstanding immediately prior to such event (whether or not then exercisable) for an option on some or all of the property for which such Option is exchanged and, incident thereto, make an equitable adjustment as determined by the Committee in its absolute discretion in the exercise price of the option, or the number of shares or amount of property subject to the option or, if appropriate, provide for a cash payment to the Participant to whom such Option was granted in partial consideration for the exchange of the Option.

       (e) Outstanding Options. Other Changes

       In the event of any change in the capitalization of the Company or corporate change other than those specifically referred to in Sections 11(b),
(c) or (d) hereof, the Committee may, in its absolute discretion, make such adjustments in the number and class of shares subject to Options outstanding on the date on which such change occurs and in the per share exercise price of each such Option as the Committee may consider appropriate to prevent dilution or enlargement of rights.

       (f)    No Other Rights

       Except as expressly provided in the Plan, no Participant shall have any rights by reason of any subdivision or consolidation of shares of stock of any class, the payment of any dividend, any increase or decrease in the number of shares of stock of any class or any dissolution, liquidation, merger or consolidation of the Company or any other corporation. Except as expressly provided in the Plan, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Common Stock subject to an Incentive Award or the exercise price of any Option.

12.    Rights as a Shareholder

       No person shall have any rights as a shareholder with respect to any shares of Common Stock covered by or relating to any Incentive Award granted pursuant to this Plan until the date of the issuance of a stock certificate with respect to such shares. Except as otherwise expressly provided in Section 11 hereof, no adjustment to any Incentive Award shall be made for dividends or other rights for which the record date occurs prior to the date such stock certificate is issued.

13.    No Special Employment Rights; No Right to Incentive Award

       Nothing contained in the Plan or any Incentive Award shall confer upon any Participant any right with respect to the continuation of his employment by the Company or interfere in any way with the right of the Company, subject to the terms of any separate employment agreement to the contrary, at any time to terminate such employment or to increase or decrease the compensation of the Participant from the rate in existence at the time of the grant of an Incentive Award.

       No person shall have any claim or right to receive an Incentive Award hereunder. The Committee's granting of an Incentive Award to a Participant at any time shall neither require the Committee to grant an Incentive Award to such Participant or any other Participant or other person at any time nor preclude the Committee from making subsequent grants to such Participant or any other Participant or other person.

14.    Securities Matters

       (a) The Company shall be under no obligation to effect the registration pursuant to the Securities Act of any shares of Common Stock to be issued hereunder or to effect similar compliance under any state laws. Notwithstanding anything herein to the contrary, the Company shall not be obligated to cause to be issued or delivered any certificates evidencing shares of Common Stock pursuant to the Plan unless and until the Company is advised by its counsel that the issuance and delivery of such certificates is in compliance with all applicable laws, regulations of governmental authority and the requirements of any securities exchange on which shares of Common Stock are traded. The Committee may require, as a condition of the issuance and delivery of certificates evidencing shares of Common Stock pursuant to the terms hereof, that the recipient of such shares make such covenants, agreements and representations, and that such certificates bear such legends, as the Committee, in its sole discretion, deems necessary or desirable.

       (b) The exercise of any Option granted hereunder shall only be effective at such time as counsel to the Company shall have determined that the issuance and delivery of shares of Common Stock pursuant to such exercise is in compliance with all applicable laws, regulations of governmental authorities and the requirements of any securities exchange on which shares of Common Stock are traded. The Company may, in its sole discretion, defer the effectiveness of any exercise of an Option granted hereunder in order to allow the issuance of shares of Common Stock pursuant thereto to be made pursuant to registration or an exemption from registration or other methods for compliance available under federal or state securities laws. The Company shall inform the Participant in writing of its decision to defer the effectiveness of the exercise of an Option granted hereunder. During the period that the effectiveness of the exercise of an Option has been deferred, the Participant may, by written notice, withdraw such exercise and obtain the refund of any amount paid with respect thereto.

15.    Withholding Taxes

       Whenever shares of Common Stock are to be issued upon the exercise of an Option, the occurrence of the Issue Date or Vesting Date with respect to a share of Restricted Stock or the payment of a Stock Bonus, the Company shall have the right to require the Participant to remit to the Company in cash an amount sufficient to satisfy federal, state and local withholding tax requirements, if any, attributable to such exercise, occurrence or payment prior to the delivery of any certificate or certificates for such shares. In addition, upon the grant of a Cash Bonus or the making of a payment with respect to a share of Phantom Stock, the Company shall have the right to withhold from any cash payment required to be made pursuant thereto an amount sufficient to satisfy the federal, state and local withholding tax requirements, if any, attributable to such exercise or grant.

16.    Amendment of the Plan

       The Board of Directors may at any time suspend or discontinue the Plan or revise or amend it in any respect whatsoever, provided, however, that without approval of the shareholders no revision or amendment shall (i) except as provided in Section 11 hereof, increase the number of shares of Common Stock that may be issued under the Plan, (ii) materially increase the benefits accruing to individuals holding Incentive Awards granted pursuant to the Plan or
(iii) materially modify the requirements as to eligibility for participation in the Plan.

17.    No Obligation to Exercise

       The grant to a Participant of an Option shall impose no obligation upon such Participant to exercise such Option.

18.    Transfers Upon Death

       Upon the death of a Participant, outstanding Incentive Awards granted to such Participant may be exercised only by the executors or administrators of the Participant's estate or by any person or persons who shall have acquired such right to exercise by will or by the laws of descent and distribution. No transfer by will or the laws of descent and distribution of any Incentive Award, or the right to exercise any Incentive Award, shall be effective to bind the Company unless the Committee shall have been furnished with (a) written notice thereof and with a copy of the will and/or such evidence as the Committee may deem necessary to establish the validity of the transfer and (b) an agreement by the transferee to comply with all the terms and conditions of the Incentive Award that are or would have been applicable to the Participant and to be bound by the acknowledgments made by the Participant in connection with the grant of the Incentive Award.

19.    Expenses and Receipts

       The expenses of the Plan shall be paid by the Company. Any proceeds received by the Company in connection with any Incentive Award will be used for general corporate purposes.

20.    Failure to Comply

       In addition to the remedies of the Company elsewhere provided for herein, failure by a Participant to comply with any of the terms and conditions of the Plan or the agreement executed by such Participant evidencing an Incentive Award, unless such failure is remedied by such Participant within ten days after having been notified of such failure by the Committee, shall be grounds for the cancellation and forfeiture of such Incentive Award, in whole or in part as the Committee, in its absolute discretion, may determine.

21.    Effective Date and Term of Plan

       The Plan was adopted by the Board of Directors effective March 14, 2003, and approved by the shareholders of the Company in accordance with applicable law, the requirements of Section 422 of the Code and the requirements of Rule 16b-3 under Section 16(b) of the Exchange Act. No Incentive Award may be granted under the Plan after March 13, 2013.

       IN WITNESS WHEREOF, this 2003 Incentive Stock Plan has been executed in Clearwater, Florida, this 14th day of March 2003.

Tamboril Cigar Company





                /s/ Sally A. Fonner
 ----------------------------------------
Sally A. Fonner, Chief Executive Officer

 Attest

   /s/ John L. Petersen
-------------------------------------------------
John L. Petersen, Chief Financial Officer