Form 10QSB
period 2003-03-30
TAMBORIL CIGAR CO
filed 2003-05-14
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

       On May 12, 2003, the number of shares of common stock outstanding was 50,583,640.

       Transitional Small Business Disclosure Format (check one):
                Yes [  ]          No [X]

                                TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Consolidated Balance Sheets as of March 31 2003 and 2002                                         3

              Consolidated Statements of Operations for the three-month periods
                  ended March 31 2003 and 2002                                                                 4

              Consolidated Statements of Cash Flow for the three-month periods
                  ended March 31 2003 and 2002                                                                 5

              Notes to Financial Statements                                                                    6

ITEM 2        Management's Discussion and Analysis of
                  Financial Condition and Plan of Operations                                                  11

ITEM 3        Management's Discussion and Analysis of
                  Financial Condition and Plan of Operations                                                  11
PART II       OTHER INFORMATION                                                                               16

              SIGNATURES                                                                                      17



                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             TAMBORIL CIGAR COMPANY
                                 BALANCE SHEETS
                           AT MARCH 31, 2003 AND 2002

                                   ASSETS
                                                                          March 31,
                               ------------------------------------------------------------------------------------------------
                                                    2003                                             2002
                               ------------------------------------------------ -----------------------------------------------

(unaudited) (unaudited)

Current assets:

Cash                                                                 $  12,108                         $  32,217
Prepaid expenses                                                                                          20,625
                                                                    -----------                           ------
    Total current assets                                               12,108                             52,842
                                                                    -----------                           ------

     Total assets                                                   $  12,108                          $  52,842
                                                                    ==========                        ==========


                       LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                   $     -                             $   5,000
Accounts and notes payable, related parties                          276,123                             147,151
                                                                     --------                           ---------
    Total current liabilities                                        276,123                             152,151
                                                                     --------                           ---------
    Total liabilities                                              $ 276,123                           $ 152,151
                                                                   =========                            =========
Equity
Common stock, $.0001 par value; 400,000,000 shares authorized
 13,356,632 shares outstanding at March 31, 2002                                                        $   1,336
    50,583,640 shares outstanding at March 31, 2003                $   5,063
 Preferred stock, $.0001 par value; 100,000,000 shares
 authorized
33,227 shares outstanding at March 31, 2002                                                                      3
Zero shares outstanding at March 31, 2003
8% Convertible debentures                                                                                   200,000
Additional paid-in capital                                          6,478,510                             6,282,234
Retained earnings (deficit)                                        (6,747,588)                           (6,582,882)
                                                                   -----------                           -----------
    Total stockholders equity (deficit)                           $  (264,015)                           $  (99,309)
                                                                   ------------                           -----------

    Total liabilities and stockholders' equity                    $  12,108                              $   52,842
                                                                    ==========                             =========


                    The accompanying notes are an integral part of these financial statements.


                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF OPERATIONS
                               THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002


                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2003                2002
                                                (Unaudited)          (Unaudited)
Operating revenue                                 $     -              $    -

Administrative fees to related parties             10,000
Officers and directors fees to related parties     30,000
Legal fees to related parties                      80,000
General and administrative expense                 5,058                13,367
                                                   ------                ------
     Total operating expense                      125,058               13,367
                                                  --------               ------

    Net ordinary income (loss)                    (125,058)            (13,367)


Other Income (loss)                                    -                 (181)
                                                    ----                  -----
    Net                                         $  (125,058)        $  (13,547)
                                                ============        ===========
(loss)


    Net (loss) per share                        $   (0.00)          $   (0.00)
                                                 ==========         ==========

Weighted average number of shares outstanding
for purposes of calculating net
 (loss) per share                                 38,174,637         13,356,632
                                                  ===========        ==========


                    The accompanying notes are an integral part of these financial statements.

                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF CASH FLOWS
                               THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002


                                                                                 Three-Months Ended March 31,
                                                                                   2003                2002
                                                                               (Unaudited)          (Unaudited)


Cash flows from operating activities:

Comprehensive income (loss)                                                        $  (125,058)         $  (13,547)
Adjustments to reconcile net loss to
  net cash used in operating activities:
       Decrease (increase) in prepaid expenses                                                             (20,625)
       Increase (decrease) in accrued expenses                                                                5,000
       Increase (decrease) in accounts payable
       Increase (decrease) in accounts and notes payable, related parties               70,000                   -
       Increase (decrease) in accrued taxes

Net cash used in operating activities                                                  (55,058)            (29,172)

Cash flows used in investing activity:

Cash flows from financing activities:
       Advances from related party
                                                                                            -                   -

Net cash provided by financing activities                                                   -                   -
                                                                                          -----             -----

Net increase (decrease) in cash                                                        (55,058)            (29,172)

Cash at beginning of period                                                             67,166              61,389
                                                                                        -------             ------
Cash at end of period                                                                $  12,108           $  32,217
                                                                                     ==========         =========


                    The accompanying notes are an integral part of these financial statements.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


Note 1. - Description of Business

Tamboril Cigar Company (the "Company") was a manufacturer and distributor of handmade cigars. The tobacco was purchased and the cigars were manufactured at facilities in the Dominican Republic and sold to retail tobacconists throughout the United States. The Company ceased its manufacturing operations in the fourth quarter of 1998. The Company had no operating assets and did not conduct any substantive business activities during the quarters ended March 31, 2003 and 2002.

The Company experienced a loss from operations and had negative cash flows from operations in each of the fiscal quarters ended March 31, 2003 and 2002. These operating losses and negative cash flows were financed by related party loans. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. - Plan of Operations

The Company has not engaged in any substantive business since 1998 and has no specific plans to engage in any particular business in the future. Management is finalizing a plan to restructure the Company as a "public shell" that will endeavor to implement a business combination with a suitable privately held company that has both business history and operating assets and wants to be publicly held. Since management presently holds approximately 82.3% of the Company's outstanding common stock, the Company is not likely to distribute substantive information to its minority stockholders in connection with the consideration of a specific Target or the negotiation of a business combination transaction. The Company's business strategy is commonly referred to as a "blind pool" because neither management nor the minority stockholders know what the business of the Company will ultimately be.

The Company's business goal is to engage in a business combination on terms that will give its' stockholders a reasonable share of the increased market value that ordinarily arises when a private company makes the transition to public ownership.

Note 3. - Significant Accounting Policies

Interim Financial Statements

The financial statements as of and for the three-month periods ended March 31, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002


Note 3. - Significant Accounting Policies (continued)

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

The Company had 13,356,652 shares outstanding on March 31, and December 31, 2002. In February 2003, the Company issued a total of 37,227,000 shares of Common Stock upon the full conversion of the its outstanding 8% Convertible Debentures and Series B 8% Convertible Preferred Stock Accordingly, 50,583,640 shares were outstanding at March 31, 2003 and the weighted average number of shares outstanding during the period ended March 31, 2003 was 38,174,637.

Warrants, options and convertible securities.

There were no warrants, options or convertible securities outstanding at March 31, 2003.

Note 4. - Related party expenses

During the period ended March 31, 2003, the company incurred legal fees of $80,000 to a related party in connection with the preparation of certain delinquent SEC reports and a preliminary information statement that describes Management's planned restructuring. Additional payments to related parties include $10,000 in administrative fees and $30,000 in officers and directors fees.

Note 5. - Related party obligations

At December 31, 2002, the company had $206,123 in related party debt associated with cash advanced to the Company by its former principal stockholders. During the three-month period ended March 31, 2002, the Company's principal stockholders did not advance any cash to the Company, however they agreed to defer payment of $70,000 in related party expenses until the Company completes it's planned restructuring and closes a business combination with a private company. All related party obligations are non-interest bearing obligations and have no fixed maturity date.

Note 6. - Conversion of preferred stock and debentures

On January 29, 2003, the Company's current management elected to convert 33,227 shares of Preferred Stock and $200,000 of Debentures into shares of common stock. In connection with the conversion transaction, management waived all accrued dividends, interest and penalties, and elected to use a conversion price of $.05 per share, instead of the $.003565 per share price that would have resulted from the use of the original formula. A total of 33,227,000 shares of Common Stock were issued upon conversion of the Preferred Stock and 4,000,000 shares of Common Stock were issued upon conversion of the Debentures. The shares of Common Stock issued to the holders represents approximately 73.6% of the Company's issued and outstanding Common Stock.

ITEM 2.       PLAN OF OPERATIONS

Financial Condition

       Our company has not engaged in any business activities since January of 1999. At the date of this report on Form 10-QSB, we have approximately $12,000 in cash and no other material assets. Our available cash resources will be used to pay the cost of implementing our proposed plan of operations. There is no assurance that our available cash resources will be sufficient to pay the costs associated with our planned activities.

       At the date of this report on Form 10-QSB, we have $276,123 in related-party obligations that are owed to our principal stockholders, officers and directors. These related-party obligations are non-interest bearing and have no fixed maturity date.

Results of Operations

       We did not generate any revenue during the three-month periods ended March 31, 2003 and 2002. The following table summarizes the expenses we incurred during those periods.

                                                       Three Months Ended
                                                           March 31,
                                                                      2002
General and administrative expense                     $ 5,058      $13,367
Expenses for services rendered by related parties      120,000
Other expense                                               --          181
                                                            --         ----
     Total expenses for period                        $125,058      $13,547
     Increase in related party obligations              70,000          181
                                                       -------         ----
         Total cash expenses for period               $ 55,058      $13,547
                                                      ========      =======
         Net Loss for period                         ($125,058)    ($13,547)
                                                      =========     ========

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

ITEM 3.       CONTROLS AND PROCEDURES

       As of May 12, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 12, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to May 12, 2003.

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

Date May 12, 2003      TAMBORIL CIGAR COMPANY

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

1.       I have reviewed this quarterly report on Form 10-QSB of Tamboril Cigar
         Company;

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


             /s/ Sally A. Fonner
Sally A. Fonner, Chief Executive Officer
May 12, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I John L. Petersen, Chief Financial Officer of Tamboril Cigar Company certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Tamboril Cigar
         Company;

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

            /s/ John L. Petersen
John L. Petersen, Chief Financial Officer
May 12, 2003