Form 10QSB
period 2003-06-30
TAMBORIL CIGAR CO
filed 2003-08-04
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Three- and Six-Month Periods Ended June 30, 2003

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

       On August 4, 2003, the number of shares of common stock outstanding was 50,583,640.

       Transitional Small Business Disclosure Format (check one):
                    Yes [  ]          No [X]

                                TABLE OF CONTENTS




PART I  FINANCIAL INFORMATION                                      PAGE

ITEM 1  Financial Statements

        Consolidated Balance Sheets as of June 30, 2003 and
            December 31, 2002                                        3

        Consolidated Statements of Operations for the
        three- and six-month periods ended June 30, 2003 and 2002    4


        Consolidated Statements of Cash Flow for the six-month
         periods  ended June 30, 2003 and 2002                       5

        Notes to Financial Statements                                6

ITEM 2  Plan of Operations                                          10

ITEM 3  Controls and Procedures                                     11

PART II OTHER INFORMATION

ITEM 4. Submission Of Matters To A Vote Of Security Holders         11

ITEM 6. Exhibits and Reports on Form 8-K                            11

        SIGNATURES                                                  12

                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             TAMBORIL CIGAR COMPANY
                                 BALANCE SHEETS
                                AT JUNE 30, 2003
                              AND DECEMBER 31, 2002


                                     ASSETS
                                                                                June 30,                     December 31,
                                                                                  2003                           2002
                                                                      ----------------------------- -------------------------------

(Unaudited) (Audited)

Current assets:
Cash                                                                                     $  8,441                       $  67,166
Prepaid expenses

  Total current assets                                                                      8,441                          67,166
                                                                                           ------                        ---------

  Total assets                                                                           $  8,441                       $  67,166
                                                                                         =========                      =========


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable                                                                          $  1,200                       $    -
Accounts payable, related parties                                                          122,500
Note payable, related party                                                                206,123                       $ 206,123
                                                                                           --------                      ---------
  Total current liabilities                                                                329,823                       $ 206,123
                                                                                          --------                      ---------

  Total liabilities                                                                       $ 329,823                      $ 206,123
                                                                                         ----------                      ---------

Equity
Common stock, $.0001 par value, 400,000,0000 shares authorized
  13,356,632 shares outstanding at December 31, 2002                                                                      $  1,336
  50,583,640 shares outstanding at June 30, 2003                                          $  5,063
Series B Preferred stock, $.0001 par value, 116,000 shares authorized
   33,227 shares outstanding at December 31, 2002                                                                                3
  no shares outstanding at June 30, 2003
8% Convertible debentures                                                                                                  200,000
Additional paid-in capital                                                               6,478,510                       6,282,234
Retained earnings (deficit)                                                             (6,804,955)                     (6,622,530)
                                                                                        -----------                    -----------
  Total stockholders equity (deficit)                                                  $ (321,382)                      $ 138,957
                                                                                        -----------                      ---------

  Total liabilities and stockholders' equity                                             $  8,441                       $  67,166
                                                                                         =========                      =========






   The accompanying notes are an integral part of these financial statements.

                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF OPERATIONS
                           THREE AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002


                                              Three months ended                        Six Months ended
                                                   June 30,                                 June 30,
                                     -------------------------------------     ------------------------------------
                                           2003               2002                   2003              2002
                                           ----               ----                   ----              ----

Operating revenue                        $    -             $    -                 $    -            $    -

Operating expenses
     Administrative fees                  15,000                  -                 25,000
     Officers and directors fees          37,500                                    67,500
     Legal fees                                                                     80,000
     Operating expenses                    4,867             15,342                  9,925            28,709
                                          ------            -------                 ------           ------
                                          57,367             15,342                182,425            28,709
                                         -------            -------                --------          ------


Net ordinary income (loss)               (57,367)           (15,342)              (182,425)          (28,709)

      Other Income                                                                                       181



Net income (loss)                        $ (15,342)         $ (15,342)            $ (182,425)        $ (28,889)
                                         ==========          ==========            ===========        ==========

Net income (loss) per share              $  (0.00)          $  (0.00)              $  (0.01)         $  (0.00)
                                         =========          =========              =========         =========

Number of shares used in computing
     Net income (loss) per share         13,356,632         13,356,632             13,356,632        13,356,632
                                        ===========        ===========            ===========        ==========





      The accompanying notes are an integral part of these financial statements.

                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF CASH FLOWS
                                SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002


                                                                                        Six Months ended
                                                                                            June 30,
                                                                               ------------------------------------
                                                                                     2002              2001
                                                                                     ----              ----

Cash flows from operating activities:

Comprehensive income (loss)                                                          $ (182,425)        $ (28,889)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Decrease (increase) in prepaid expenses                                                              (21,500)
     Increase (decrease) in accounts payable
                                                                                          1,200                 -
     Increase (decrease) in accounts payable,  related parties                           122,500
     Increase (decrease) in notes payable,  related parties
                                                                                         -------          -------
Net cash used in operating activities                                                 $ (58,725)        $ (50,389)

Cash flows used in investing activity:

Cash flows from financing activities:
     Advances from related party                                                                           58,972
                                                                                                           ------
Net cash provided by financing activities                                              $    -           $  58,972
                                                                                       ---------        ---------

Net increase (decrease) in cash                                                       $ (58,725)          $  8,583

Cash at beginning of period                                                           $  67,166           $ 61,389
                                                                                      ----------        ---------
Cash at end of period                                                                  $  8,441           $ 69,972
                                                                                      =========          =========


   The accompanying notes are an integral part of these financial statements.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2003 and 2002


Note 1. - Description of Business

Tamboril Cigar Company (the "Company") was a manufacturer and distributor of handmade cigars. The tobacco was purchased and the cigars were manufactured at facilities in the Dominican Republic and sold to retail tobacconists throughout the United States. The Company ceased its manufacturing operations in the fourth quarter of 1998. The Company had no operating assets and did not conduct any substantive business activities during the quarters ended June 30, 2003 and 2002.

The Company experienced a loss from operations and had negative cash flows from operations in each of the fiscal quarters ended June 30, 2003 and 2002. These operating losses and negative cash flows were financed by related party loans. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3. - Significant Accounting Policies

Interim Financial Statements

The financial statements as of and for the three- and six-month periods ended June 30, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

Cash and cash equivalents.

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. At June 30, 2003 and 2002, the Company had no cash equivalents.

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2003 and 2002


Note 3. - Significant Accounting Policies (continued)

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

There were no warrants or options outstanding at June 30, 2003 or 2002.

Note 4. - Related party expenses

During the period ended June 30, 2003, the company incurred legal fees of $80,000 to a related party in connection with the preparation of certain delinquent SEC reports and a preliminary information statement that describes Management's planned restructuring. Additional payments to related parties include $25,000 in administrative fees and $67,500 in officers and directors fees.

Note 5. - Related party obligations

At December 31, 2002, the company had $206,123 in related party debt associated with cash advanced to the Company by its former principal stockholders. During the period ended June 30, 2002, the Company's principal stockholders did not advance any cash to the Company, however they agreed to defer payment of $122,500 in related party expenses until the Company completes it's planned restructuring and closes a business combination with a private company. All related party debt is non-interest bearing obligations and has no fixed maturity date.

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

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2003 and 2002


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

       In an effort to resolve our reporting delinquencies, we have filed an omnibus annual report on Form 10-KSB that includes audited financial statements for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. We have also filed quarterly reports on Form 10-QSB that include unaudited financial information as of the end of each fiscal quarter during the years 2003 and 2002. We have not filed quarterly financial information for our 1999 and 2000 fiscal years. While, our recently filed annual and quarterly reports cannot wholly expunge our earlier reporting delinquencies, we believe our company should be considered "current" with respect to its Exchange Act reporting obligations.

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

Financial Condition

       Our company has not engaged in any business activities since January of 1999 when we decided to terminate our cigar manufacturing operations. At the date of this report on Form 10-QSB, we have $8,441 in cash and no other material assets. Our available cash resources will be used to pay the cost of implementing our proposed plan of operations. There is no assurance that our available cash resources will be sufficient to pay the costs associated with our planned activities.

       At the date of this report on Form 10-QSB, we have $328,623 in related-party debt that is owed to Ms. Fonner and Mr. Petersen. This related-party debt is non-interest bearing and has no fixed maturity date.

Results of Operations

       We did not generate any revenue during the three- and six-month periods ended June 30, 2003 and 2002. The following table summarizes the expenses we incurred during those periods.


                                          Three months ended                        Six Months ended
                                                   June 30,                                 June 30,
                                     -------------------------------------     ------------------------------------
                                           2003               2002                   2003              2002
                                           ----               ----                   ----              ----
Operating expenses
     Administrative fees                     $  15,000             $    -              $  25,000
     Officers and directors fees             $  37,500                                 $  67,500
     Legal fees                                                                        $  80,000
     Operating expenses                      $  4,867          $  15,342               $   9,925         $  28,709
                                             ---------        ----------               ---------         ---------
                                            $  57,367          $  15,342               $ 182,425         $  28,709
                                            ==========         ==========             ==========         =========

       The following table summarizes the cash expenditures made and the advances received from related parties during the six months ended June 30, 2003 and 2002.

                                           Six Months Ended
                                               June 30,
                                            2003         2002
Cash balance at beginning of period       $67,166      $61,389
Cash expenditures made during period      (58,725)     (50,389)
Cash advances received during period           --       58,972
                                               --      -------
Cash balance at end of period              $8,441      $69,972
                                           ======      =======

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

ITEM 3.       CONTROLS AND PROCEDURES

       As of August 4, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 4, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to August 4, 2003.

                          PART II -- OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the stockholders during the quarters ended June 30, 2003 or 2002.

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

              (a) EXHIBITS

31.1   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2 Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b) REPORTS ON FORM 8-K

                      NONE

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date August 4, 2003  TAMBORIL CIGAR COMPANY

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