Form 10QSB/A
period 2003-09-30
TAMBORIL CIGAR CO
filed 2003-12-08
CIK 1028153

1

            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

(Mark One)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the Three- and Nine-Month Periods Ended September 30, 2003

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

       On December 8, 2003, the number of shares of common stock outstanding was 50,583,640.

       Transitional Small Business Disclosure Format (check one):
                       Yes [  ]          No [X]

                                TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION                                                                          PAGE

ITEM 1        Financial Statements

              Consolidated Balance Sheets as of September 30, 2003 and
                  December 31, 2002                                                                            3

              Consolidated Statements of Operations for the three- and six-month periods
                  ended September 30, 2003 and 2002                                                            4

              Consolidated Statements of Cash Flow for the six-month periods
                  ended September 30, 2003 and 2002                                                            5

              Notes to Financial Statements                                                                    6

ITEM 2        Plan of Operations                                                                              10

ITEM 3        Controls and Procedures                                                                         11

PART II       OTHER INFORMATION

ITEM 4.       Submission Of Matters To A Vote Of Security Holders                                             11

ITEM 6.       Exhibits and Reports on Form 8-K                                                                11

              SIGNATURES                                                                                      12



                         PART I -- FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             TAMBORIL CIGAR COMPANY
                                 BALANCE SHEETS
                              AT SEPTEMBER 30, 2003
                              AND DECEMBER 31, 2002


                                     ASSETS
                                                                                      September 30,                   December 31,
                                                                                          2003                            2002
                                                                      -------------------------------------------------------------

(unaudited) (unaudited)
Current assets:
Cash                                                                                        $  6,441                      $  67,166
Prepaid expenses                                                                            $    -                                -
                                                                      -                     --------- -                           -
  Total current assets                                                                      $  6,441                      $  67,166
                                                                      -                     --------- -                   ---------

  Total assets                                                                              $  6,441                      $  67,166
                                                                      =                     ========= =                   =========


                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                                            $  2,400                         $    -
Accounts payable, related parties                                                           $ 200,500
Note payable, related party                                                                 $ 206,123                      $ 206,123
                                                                      -                    ---------- -                   ---------
  Total current liabilities                                                                 $ 409,023                      $ 206,123
                                                                      -                    ---------- -                   ---------

  Total liabilities                                                                         $ 409,023                      $ 206,123

Equity
Common stock, $.0001 par value, 400,000,0000 shares authorized
  13,356,632 shares outstanding at December 31, 2002                                        $   5,063                      $   1,336
  50,583,640 shares outstanding at September 30, 2003
Series B Preferred stock, $.0001 par value, 116,000 shares authorized
   33,227 shares outstanding at December 31, 2002                                                                          $       3
  no shares outstanding at September 30, 2003
8% Convertible debentures                                                                                                  $ 200,000
Additional paid-in capital                                                                 $6,478,510                     $6,282,234
Retained earnings (deficit)                                                             $ (6,886,155)                  $ (6,622,530)
                                                                      -                 ------------- -                -------------
  Total stockholders equity (deficit)                                                     $ (402,582)                     $ 138,957
                                                                      -                   ----------- -                   ---------

  Total liabilities and stockholders' equity                                                $  6,441                      $  67,166
                                                                      =                     ========= =                   =========






                              The accompanying notes are an integral part of these financial statements.


                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF OPERATIONS
                           THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002


                                              Three months ended                        Nine Months ended
                                                September 30,                             September 30,
                                     -------------------------------------     ------------------------------------
                                           2003               2002                   2003              2002
                                           ----               ----                   ----              ----


Operating revenue                            $    -             $    -                 $    -            $    -

Operating expenses
     Administrative fees                     $  15,000          $    -                 $  40,000
     Officers and directors fees             $  42,500                                 $ 117,500
     Legal fees                              $  15,000                                 $  95,000
     Operating expenses                      $  1,200          $  15,342               $  11,125         $  28,709
                                             --------- -       ----------      -      ---------- -      ---------
                                             $ 73,700          $  15,342               $ 263,625         $  28,709
                                            ---------- -       ----------      -      ---------- -      ---------

Net ordinary income (loss)                   $ (73,700)         $ (15,342)            $ (263,625)        $ (28,709)

     Other Income                            $    -             $    -                $    -             $   181
                                            --------- -        ---------      -       --------- -        -------

Net income (loss)                            $ (73,700)         $ (15,342)            $ (263,625)        $ (28,889)
                                             ========== =       ==========      =     =========== =      ==========

Net income (loss) per share                  $  (0.00)          $  (0.00)             $  (0.02)          $  (0.00)
                                             ========= =        =========      =       ========= =       =========

Number of shares used in computing
     Net income (loss) per share             50,583,640         13,356,632              45,930,264       13,356,632
                                             ===========        ===========             ==========       ==========


                              The accompanying notes are an integral part of these financial statements.


                             TAMBORIL CIGAR COMPANY
                             STATEMENT OF CASH FLOWS
                                NINE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002


                                                                                        Nine Months ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                     2003              2002
                                                                                     ----              ----

Cash flows from operating activities:

Comprehensive income (loss)                                                       $ (263,625)        $ (28,889)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Decrease (increase) in prepaid expenses                                                         $ (21,500)
     Increase (decrease) in accounts payable
     Increase (decrease) in accounts payable,  related parties                     $   2,400                 -
     Increase (decrease) in notes payable,  related parties                        $ 200,500         $       -
                                                                                       ---------


Net cash used in operating activities                                              $ (60,725)        $ (50,389)

Cash flows used in investing activity:

Cash flows from financing activities:
     Advances from related party                                                   $    -            $  58,972
                                                                                     ---------       --------------
Net cash provided by financing activities                                          $    -            $  58,972
                                                                                     ---------       --------------

Net increase (decrease) in cash                                                    $  (60,725)       $   8,583

Cash at beginning of period                                                        $   67,166        $ 61,389
                                                                                     ----------      ---------
Cash at end of period                                                              $    6,441        $ 69,972
                                                                                      =========      =========


                              The accompanying notes are an integral part of these financial statements.




TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 and 2002


Note 1. - Description of Business

Tamboril Cigar Company (the "Company") was a manufacturer and distributor of handmade cigars. The tobacco was purchased and the cigars were manufactured at facilities in the Dominican Republic and sold to retail tobacconists throughout the United States. The Company ceased its manufacturing operations in the fourth quarter of 1998. The Company had no operating assets and did not conduct any substantive business activities during the three- and nine-month periods ended September 30, 2003 and 2002.

The Company experienced a loss from operations and had negative cash flows from operations in each of the three- and nine-month periods ended September 30, 2003 and 2002. These operating losses and negative cash flows were financed by related party loans. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 3. - Significant Accounting Policies

Interim Financial Statements

The financial statements as of and for the three- and nine-month periods ended September 30, 2003 and 2002 are unaudited, but in the opinion of management include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations.

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

Cash and cash equivalents.

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. At September 30, 2003 and 2002, the Company had no cash equivalents.




TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 and 2002


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

The Company's net income (loss) per common share for the three- and nine-month periods ended September 30, 2003 has been calculated on the basis of 50,583,640 shares and 45,930,264 shares outstanding, respectively

There were no warrants or options outstanding at September 30, 2003 or 2002.

Note 4. - Related party expenses

During the nine months ended September 30, 2003, the company incurred legal fees of $95,000 to a related party in connection with the preparation of certain delinquent SEC reports and a preliminary information statement that describes Management's planned restructuring. Additional payments to related parties include $40,000 in administrative fees and $117,500 in officers and directors fees.

Note 5. - Related party obligations

At December 31, 2002, the company had $206,123 in related party debt associated with cash advanced to the Company by its former principal stockholders. During the nine months ended September 30, 2002, the Company's principal stockholders did not advance any cash to the Company, however they agreed to defer payment of $200,500 in related party expenses until the Company completes it's planned restructuring and closes a business combination with a private company. All related party debt is non-interest bearing obligations and has no fixed maturity date.

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

TAMBORIL CIGAR COMPANY
FOOTNOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 and 2002


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

Results of Operations

       We did not generate any revenue during the three- and nine-month periods ended September 30, 2003 and 2002. The following table summarizes the expenses we incurred during those periods.

                                              Three months ended                        Nine Months ended
                                                September 30,                             September 30,
                                     -------------------------------------     ------------------------------------
                                              2003               2002                   2003              2002
                                              ----               ----                   ----              ----

Operating expenses

     Administrative fees                     $  15,000         $    -                  $  40,000
     Officers and directors fees             $  42,500                                 $ 117,500
     Legal fees                              $  15,000                                 $  95,000

     Operating expenses                      $   1,200          $  15,342              $  11,125         $  28,709
                                             ---------         ----------               ----------       ---------
                                             $  73,700          $  15,342              $ 263,625         $  28,709
                                            ----------         ----------               ----------       ---------

       The following table summarizes the cash expenditures made and the advances received from related parties during the nine months ended September 30, 2003 and 2002.

                                                 Nine Months Ended
                                                     September 30,
                                                 2003         2002
Cash balance at beginning of period            $67,166      $61,389
Cash expenditures made during period           (60,725)     (50,389)
Cash advances received during period                --       58,972
                                                    --      -------
Cash balance at end of period                  $ 6,441      $69,972
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

Financial Condition

       Our company has not engaged in any business activities since January of 1999 when we decided to terminate our cigar manufacturing operations. At the date of this report on Form 10-QSB, we have $6,441 in cash and no other material assets. Our available cash resources will be used to pay the cost of implementing our proposed plan of operations. There is no assurance that our available cash resources will be sufficient to pay the costs associated with our planned activities.

       At the date of this report on Form 10-QSB, we have $406,423 in related-party debt that is owed to Ms. Fonner and Mr. Petersen. This related-party debt is non-interest bearing and has no fixed maturity date.

ITEM 3.       CONTROLS AND PROCEDURES

       As of November 12, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 12, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to November 12, 2003.

                          PART II -- OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the stockholders during the quarters ended September 30, 2003 or 2002.

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

Date December 8, 2003

                             TAMBORIL CIGAR COMPANY

 By                /s/ Sally A. Fonner
 ---------------------------------------------------
 Sally Fonner, Chief Executive Officer and Director

 By               /s/ John L. Petersen
 ---------------------------------------------------
 John L. Petersen, Chief Financial Officer and Director