Form 10-K
period 2003-12-31
TAMBORIL CIGAR CO
filed 2004-03-30
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended
December 31, 2003
Commission File Number 000-22573

TAMBORIL CIGAR COMPANY
(Exact name of small business issuer in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	identification No.)
100 Caster Avenue
Vaughan, Ontario, Canada	L4L 5Y9
(Address of principal executive offices)	(Zip Code)
(Issuer’s telephone number)	(905) 264-1991

Securities Registered under Section 12(b) of the Act

None

Securities Registered under Section 12(g) of the Act

Common Stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

During the year ended December 31, 2003, the registrant had no material revenue.

On March 26, 2004, the quoted bid and asked prices for the registrant’s common stock were $.26 and $.32 respectively. Based on the average of the bid and asked prices, the aggregate market value of the 50,860,000 shares of voting common stock held by non-affiliates was $14,750,000 .

On March 26, 2004, the number of shares of common stock issued and outstanding was 205,642,440.

Parts of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Parts I and III of this Annual Report on Form 10-KSB

Transitional Small Business Disclosure Format (Check one):       Yes ___     No  X

Page 1

PART I

ITEM 1. — BUSINESS

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-KSB and other documents incorporated by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our current assumptions about future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

When used in this Form 10-KSB; in our other filings with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as our ability to successfully implement our business plan; our ability to raise an adequate level of capital to fund our operations; market demand and pressures on the pricing for our propose products; changing market conditions, competition and growth rates within the electrical storage device industry; changes in accounting policies; risks associated with operations outside of the U.S.; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties.

Background Information

Tamboril Cigar Company was engaged in the cigar manufacturing business between October 1996 and April 2000, when it filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Act. Our company engaged in no substantive business activities during the period from April 2000 through December 2003. On December 31, 2003, we entered into a business combination transaction with Axion Power Corporation (“Axion”) that was structured as a reverse takeover. Since then we have been engaged principally in research and development on a nanotechnology enabled hybrid electrochemical storage battery that we refer to as the E 3 Cell.

The E 3 Cell technology relies on a variety of physical and chemical processes to convert activated carbon into highly permeable nanoporous electrodes that we use to replace lead-based negative electrodes. At the date of this report, our E 3 Cell technology is proven but unexploited science. Our principal short-term goal is to take the E 3 Cell technology from the laboratory prototype stage through initial product rollout. We are focusing our efforts on engineering and manufacturing process development for our proposed alpha and beta prototypes. Within 30 to 60 days from the date of this report, we plan to begin in-house testing our alpha prototypes. We are currently negotiating terms for a second stage alpha testing with a major manufacturer of uninterruptible power supplies (“UPS”) for electronics. If our alpha testing is successful, we intend to promptly commence a larger beta testing program with our alpha testing partner and several other leaders in the electrical power industry. If our beta testing is successful, we plan to develop E 3 Cell products for use in fixed installations such as UPS, backup power systems for telecommunications and cable television networks and surplus energy storage systems for photovoltaic and wind power systems. If our initial commercialization is successful we plan to expand our focus and enter the larger market segments including high-performance battery systems for hybrid automobiles and other high-value applications.

For detailed information on the history of our company and our business combination with Axion, please see our Annual Report on Form 10-KSB for the year ended December 31, 2002 and our Current Report on Form 8-K/A dated March 15, 2004.

History of the E 3 cell technology and Axion

The E 3 Cell is “an asymmetrically super-capacitive lead-acid-carbon hybrid battery.” Reduced to basics, the E 3 Cell replaces the lead-based negative electrode in a conventional lead-acid battery with a highly permeable nanostructure enhanced carbon electrode that eliminates the physical deterioration problems associated with lead-based electrodes and gives E 3 Cell batteries super-capacitive characteristics that do not exist in conventional batteries.

C and T Co. Incorporated (“C&T”) and its staff conducted the initial research and development work on the E 3 Cell technology at facilities in Russia and Canada. C&T produced the first generation of E 3 Cell battery prototypes in 1997 and in subsequent years its research and development teams made significant improvements in the E 3 Cell technology’s performance and efficiency. They also refined the engineering and design parameters and developed manufacturing processes for our nanoporous carbon electrodes.

Between September 2001 and July 2003, a publicly held Nevada corporation named Mega-C Power Corporation (“Mega-C”) spent approximately $4 million on research, development and testing of the E 3 Cell technology. In the spring of 2003, Mega-C encountered a variety of problems including an investigation by the Ontario Securities Commission (the “OSC”) and a series of lawsuits that alleged breach of contract, mismanagement and securities law violations. As a result of these problems, Mega-C ceased its operations in December 2003.

Axion was organized in September 2003 by a small group of previously unrelated investors who had substantial investments in Mega-C. Prior to the organization of Axion, its founders provided $390,000 of interim funding to Mega-C for the purpose of financing the continued development of the E 3 Cell technology. When it became clear that Mega-C could no longer function as an operating business enterprise, Axion’s founders decided to organize a new corporation that would:

•   Be subject to the corporate governance, disclosure and reporting requirements of the Exchange Act;

•   Separate the development and commercialization of the E 3 Cell technology from the ongoing litigation between the various stockholder and management factions at Mega-C;

•   Provide all Mega-C investors a reasonable share of the profits, if any, that arise from the future commercialization of the E 3 Cell technology; and

•   Provide a mechanism for the reallocation of ownership interests within Mega-C when the pending lawsuits are resolved.

In connection with the organization of Axion, its founders contributed $1.25 million in capital for the purpose of continuing the development of the E 3 Cell technology. Axion then raised an additional $650,000 in capital through a private placement to three accredited investors. Based on Axion’s agreement to provide additional development funding when required:

•   C&T granted Axion an exclusive worldwide license to develop, manufacture and sell E 3 Cell products for use in stationary installations;

•   C&T granted Axion the right to acquire C&T’s residual interest in the patents and other intellectual property rights embodied in the E 3 Cell technology; and

•   Mega-C agreed that it would not object to the license if Axion created a mechanism to preserve the equitable interests of the Mega-C Shareholders in the E 3 Cell technology.

In connection with the initial closing of the business combination with Axion, we created an irrevocable trust for the benefit of the Mega-C Shareholders. At the date of this report, the Mega-C Shareholders Trust is the record owner of 117,239,736 shares, or approximately 57% of our outstanding common stock. When all of the conditions of the trust have been satisfied, the shares held by the trust will be registered under the Securities Act, and then either distributed to or sold for the accounts of the Mega-C Shareholders.

BUSINESS RISK FACTORS

Investors considering acquiring shares of our common stock should consider carefully the following business risk factors. Any of the following risks, as well as other risks and uncertainties that are not yet identified or that we currently believe are immaterial, could harm our business, financial condition and operating results, and could result in the complete loss of any investment.

We are an early stage company and therefore our business and prospects are difficult to evaluate.

Tamboril did not engage in any substantive business during the three years ended December 31, 2003. Axion is a newly organized company that commenced operations in the fourth quarter of 2003. We have no meaningful operating history that you can rely on in connection with your evaluation of our business and prospects. Our prospects must be considered in light of the many risks, uncertainties, expenses, delays, and difficulties frequently encountered by companies in their early stages of development. Some of the risks and difficulties we expect to encounter include our ability to:

•   Adapt and successfully execute our evolving and unpredictable business model;

•   Maintain effective control over the cost of our research and development and beta testing activities;

•   Develop cost effective manufacturing methods for our beta E 3 Cells and proposed products;

•   Produce beta E 3 Cells in sufficient quantities to support our planned testing activities;

•   Manage and adapt to rapidly changing and expanding operations;

•   Implement and improve operational, financial and management systems and processes;

•   Respond effectively to competitive developments;

•   Raise the necessary capital to finance the growth of our business;

•   Attract, retain and motivate qualified personnel; and

•   Manage each of the other risks set forth below.

Because of our lack of operating history and the early stage of our development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

The auditors report on our financial statements includes a going concern qualification.

We had accumulated losses of ($506,300) and a working capital deficit of ($791,631) at December 31, 2003. We will not be able to commence second stage beta testing of our proposed products without obtaining additional funds through the sale of securities or from other sources. We are currently seeking additional capital in order to meet our anticipated obligations. While recent sales of securities in private placement transactions alleviate the going concern issues, they do not eliminate them. Accordingly, the independent auditors’ report on our financial statements for the year ended December 31, 2003 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our potential to incur operating losses raises substantial doubt about that assumption.

We do not have a marketable product or any operating revenue.

Our proposed E 3 Cell batteries only exist at the laboratory prototype stage. We have never sold any products or generated any operating revenues. We will not be in a position to sell products based on our E 3 Cell technology until we complete the development and testing activities described in this report. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially successful.

We will need additional financing to continue our operations.

We have approximately $372,500 in cash on the date of this report. Our ability to continue our research, development and testing will be dependent upon increasing our capital resources. We believe our cash resources will be adequate for our cash requirements for a period of 30 to 60 days from the date of this Report. We will not be able to complete our alpha testing or commence our preliminary beta testing without obtaining additional funds from the sale of additional securities or from other sources. We are presently seeking additional capital. We cannot assure you that additional capital will be available to us on favorable terms, or at all. If adequate financial resources are not available when required, we may be forced to curtail our proposed operations. If we raise additional capital by selling preferred stock, the purchasers may have rights, preferences or privileges that are senior to the rights of our common stockholders. If we are unable to obtain additional capital when needed, our ability to continue our research and development and product testing activities will be materially and adversely affected.

We are involved in litigation.

We have recently been named as a defendant in a lawsuit that alleges a conspiracy between Axion, Mega-C, C&T and their respective officers, directors and affiliates to deprive Mega-C’s promoters of their rights to commercialize the E 3 Cell technology. We believe the lawsuit is without merit and intend to vigorously defend. Nevertheless, protracted litigation, or higher than anticipated legal costs, could significantly reduce our available working capital and have a material adverse impact on our business and prospects. There can be no assurance that we will be successful in our defense, which could have a material adverse impact on our business and prospects if substantial money damages are ultimately awarded to the plaintiffs.

We need to develop new manufacturing methods.

We have never produced commercial quantities of nanoporous carbon electrodes for use in E 3 Cell batteries. Since the production of nanoporous carbon electrodes requires highly sophisticated physical and chemical processing methods to preserve and enhance existing nanostructures, there is no assurance we will ever be able to produce our nanoporous carbon electrodes in commercial quantities. We are currently devoting significant financial and other resources to engineering and manufacturing process development. There is no assurance that we will be able to develop cost-effective manufacturing methods for our nanoporous carbon electrodes or our proposed E 3 Cell batteries, or that we will be able to offer our proposed E 3 Cell batteries at competitive prices.

We do not have any manufacturing facilities

Our research and development facility in Vaughan, Ontario will only be able to accommodate limited production of E 3 Cells for alpha evaluation and preliminary beta testing. Our Vaughan facility will not be able to produce E 3 Cells in sufficient quantities to meet the requirements of our second-stage beta testing. There can be no assurance that we will have the necessary financial resources to build or acquire suitable manufacturing facilities when needed. Moreover, there can also be no assurances that we will be able to attract and retain qualified staff for any manufacturing facilities we acquire or that we will be able to effectively manage our manufacturing operations.

We do not have any vendor contracts.

We do not have any long-term contracts with our suppliers. Instead we purchase off-the-shelf components from third parties and manufacture other components in house. Our suppliers are not obligated to sell components to us and they may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased components could fluctuate significantly due to circumstances beyond our control.

We will be a small player in an intensely competitive market and may be unable to compete.

The electrochemical battery industry is large, intensely competitive and resistant to technological change. If our product development efforts are successful, we will compete with numerous well-established companies that are much larger and have far greater financial, capital and other resources than we do. We may be unable to convince end users that our E 3 Cell technology is superior to lead-acid battery technology. Moreover, if our larger competitors introduce similar products, they will be better able to withstand price competition and finance their promotional programs. There is no assurance that we will be able to compete effectively.

We have limited marketing experience.

Market acceptance of our proposed products will depend in part on our ability to convince sophisticated end users of the advantages offered by our proposed E 3 Cell batteries. Our management team has limited experience in marketing and we will need to either employ qualified marketing personnel or enter into appropriate marketing agreements with others. There can be no assurance that we will be able to effectively market our proposed products.

The growth we seek is rare and inherently problematic.

Substantial future growth will be required in order for us to realize our business objectives. Growth of this magnitude is rare. To the extent we are able to develop competitive products and grow our business, we expect that such growth will place a significant strain on our managerial, operational and financial resources. We must manage our growth, if any, through appropriate systems and controls in each of these areas. We must also establish, train and manage a much larger work force. If we do not manage the growth of our business effectively, our revenues and profits could be materially and adversely affected.

We will try to use our stock to finance acquisitions.

As a key component of our growth strategy, we intend to acquire manufacturing facilities and other assets that we feel will enhance our revenue growth, operations and profitability. Whenever possible, we will try to use our stock as an acquisition currency in order to conserve our available cash resources for operational needs. Future acquisitions may give rise to substantial charges for the amortization of goodwill and other intangible assets that would materially and adversely affect our reported operating results. Any future acquisitions will involve numerous business and financial risks, including:

•   Difficulties in integrating new operations, technologies, products and staff;

•   Diversion of management attention from other business concerns;

•   Cost and availability of acquisition financing; and

•   Potential loss of key employees.

We will need to be able to successfully integrate any businesses we may acquire in the future, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Because of factors unique to us, the market price of our common stock is likely to be volatile.

Daily trading in our common stock has only recently commenced. Because of the manner in which we became a public company, the relatively small number of shares available for resale, the early stage of our business and numerous other factors, the trading price of our common stock is likely to experience significant fluctuations in the future. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by our competitors; changes in conditions or trends in the battery industry; changes in governmental regulation; or changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general, could all affect future stock performance. Investors should not purchase our units if they are unable to absorb a complete loss of their investment.

We will need to implement a substantial reverse split.

We had 205,642,440 shares of common stock and 49,441,563 presently exercisable stock purchase rights outstanding at March 26, 2003. Since we want to qualify for a listing on the Nasdaq Stock Market or the American Stock Exchange at the earliest possible date, we believe an immediate capital restructuring will be essential. While we will not be able to make final restructuring decisions until the market price of our shares in the over-the-counter market has stabilized, we believe a reverse-split on the order of 1 new share for every 8 to 12 outstanding shares will probably be required. A definitive reverse split proposal will be included in the proxy statement for our next stockholders meeting, which is tentatively scheduled for May 2004.

Our interim chief financial officer is not a full-time employee.

John L. Petersen has been an officer and director of our company since February 2003. While he has agreed to continue as a director of our company and as our interim chief financial officer pending the recruitment of a suitable successor, Mr. Petersen is not a full-time employee of our company and is not required to devote any specific amount of time to our business. Although we intend to recruit and hire a full-time chief financial officer, we do not currently have a senior financial executive who devotes his or her full time and attention to our business.

There is no assurance that we will qualify for a Nasdaq or Amex listing.

We intend to apply to have our common stock listed Nasdaq or Amex as soon as we meet the initial listing criteria and determine that we will continue to do so throughout the application process. As a prerequisite to such a listing we will be required to satisfy a number of requirements, including a minimum bid price of $3 to $5 per share. There can be no assurance that our common stock will ever trade at a price that meets these requirements. Even if our common stock satisfies the minimum bid price criteria, there can be no assurance respecting the length of time it may take to successfully prosecute a Nasdaq or Amex listing application, or that such an application will ever be approved. Until our common stock is approved for a Nasdaq or Amex listing, the only available trading markets will be the OTC Pink Sheets and Bulletin Board.

Our stock is subject to the "penny stock" rules which may make it a less attractive investment.

Our common stock trades on the Pink Sheets. Although we intend to file an application to list our stock on the Nasdaq or Amex in the future, we will not meet the initial listing standards for either of these markets until we obtain additional capital and revise our capital structure. Therefore, we cannot give you any assurance that a liquid trading market will exist when you decide to sell your shares. In addition, our stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell low-priced securities to persons other than established customers and accredited investors. An accredited investor is generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 together with a spouse. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchase and receive the purchaser's written consent to the transaction prior to sale. Therefore, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of our common stock.

PLANNED BUSINESS OPERATIONS

Industry overview

The battery industry manufactures devices that store electrical energy in chemical form for use on demand by an electrical apparatus. The products produced by manufacturers range from simple batteries that provide electricity at the flip of a switch to smart batteries that use sophisticated feedback mechanisms to control charging, discharging and other operating parameters. The battery industry is experiencing an extended period of rapid growth that is fueled in part by the following factors:

•   Environmental concerns over transportation systems that rely on fossil fuels;

•   Economic concerns over the availability and cost of fossil fuels;

•   The emergence of new technologies for communications, transportation and power generation; and

       Rapid development and industrialization in less developed countries.

Notwithstanding the rapid and sustained growth, the electrochemical battery industry faces a number of important technical challenges, including:

•   Developing products that have improved power output to weight ratios, or power densities;

•   Developing products that have improved charge and discharge rates;

•   Developing products that have longer life-cycles and can withstand repeated charging and discharging without a loss of performance;

•   Developing products that make a greater proportion of the stored energy available for use; and

•   Developing products that can be recycled using existing technologies and infrastructures.

In response to these challenges, the electrochemical battery industry is developing and introducing new products based on technologies that are increasingly complex, sophisticated and expensive. We believe growth and technical change in the electrochemical battery industry will continue to accelerate for foreseeable future.

Overview of lead-acid battery technology

The most common form of electrochemical battery is the lead-acid battery. Lead-acid batteries are essential components in a wide variety of consumer and industrial products including:

•   Automotive electrical systems;

•   Golf carts, wheelchairs, forklifts and other motive applications;

•   UPS equipment for computers and sensitive electronics; and

•   Power backup and conditioning systems for telecommunication and CATV equipment.

Despite their prominence in the market, lead-acid batteries have a number of inherently undesirable and heretofore unavoidable weaknesses, including:

•   Limitations on the proportion of the stored energy that can be used in deep discharge cycles without damaging the battery;
   Limitations on acceptable charge and discharge rates; and
•   Life spans that are limited by internal chemical processes that deteriorate over time and significantly impact performance after a predictable number of discharge cycles.

A conventional lead-acid battery contains two lead-based electrodes, one negative and one positive. The negative electrode is the primary life-limiting component. Over the life of a lead-acid battery, internal electrochemical processes result in progressive and irreversible deterioration of the negative electrode. When the acid electrolyte can no longer freely penetrate the pores of the electrode, the battery loses its capacity to accept and hold a charge. At that point, the only alternative is to replace the old battery with a new one.

Lead-acid batteries deteriorate at different rates due to a variety of factors including the number of times the battery is charged and discharged; the rate of charge; the rate and depth of discharge; and other environmental conditions that effect internal electrochemistry.

Despite the inherent weaknesses of lead-acid battery technology, the worldwide market for lead-acid batteries accounts for approximately $30 billion in annual sales. We believe that worldwide demand for lead-acid batteries will continue to expand rapidly for the foreseeable future. However, as noted in a recent report by Frost & Sullivan [2002] World Lead-acid Battery Markets:

“The lack of technological developments and innovations in the total lead-acid battery market is one factor preventing significant growth rates ... Throughout 2001, a challenge that greatly impacted the lead-acid battery market was a lack of product originality and differentiation among product chemistries.”

Our proposed E 3 Cell batteries

Reduced to basics, our E 3 Cell replaces the lead-based negative electrode in a conventional lead-acid battery with a nanoporous carbon electrode that eliminates the physical deterioration associated with lead-based negative electrodes and gives E 3 Cell batteries super-capacitive characteristics that make it possible to rapidly deliver large amounts of stored energy. We believe our E 3 Cell is a major advance in the field of electrical energy storage. In rigorous testing, laboratory prototypes of our E 3 Cell have demonstrated a number of important competitive features and performance advantages that compare favorably with lead-acid batteries. The features and advantages include:

•   E 3 Cells have cycle-lives that are 4 to 5 times longer than lead-acid batteries, which means they can be charged and deeply discharged a greater number of times without a general failure or a significant performance loss;

•   E 3 Cells have high coulombic efficiencies, which means that more of the accumulated charge is available for use during deep discharge cycles;

•   E 3 Cells can withstand significantly faster sustained charge rates; and

•   E 3 Cell technology is expected to be largely compatible with existing lead-acid battery manufacturing methods and production facilities.

If our planned beta testing and product development work is successful, we believe we can become a leading competitor in the global market for high-performance batteries.

Applied nanotechnology solutions

The National Nanotechnology Initiative (“NNI”) is a federal research and development program established by the White House to coordinate multiagency efforts in nanoscale science, engineering, and technology. Sixteen Federal agencies participate directly in the NNI and a variety of other organizations contribute to the NNI through studies, cooperative research and development, and other collaborations. The NNI broadly defines a new technology as "nanotechnology" if it includes each of the following elements:

•   Research and technology development at the atomic, molecular or macromolecular levels, in the length scale of approximately 1 to 100 nanometers;

•   Creating and using structures, devices and systems that have novel properties and functions because of their small and/or intermediate size; and

•   Ability to control or manipulate on the atomic scale.

The carbon electrodes that we use to replace lead-based negative electrodes represent a convergence between traditional materials science and electrochemistry and newly emerging disciplines that focus on the unique physical and chemical reactions that only occur in ultra-small spaces, or nanotechnology. We do not build nanostructures from the bottom up by manipulating individual atoms or molecules. Rather, we start with activated carbon and:

•   Use proprietary physical and chemical processing techniques to optimize naturally occurring porosity in the 1 to 100 nanometer in size range;

•   Use other proprietary techniques to create massive structural permeability; and

•   Integrate processed carbon into a self-regulating system that controls electrochemical and electrostatic processes and results in a unique combination of battery and super-capacitor characteristics.

In a small but important way, we believe our methods for making highly permeable nanostructure enhanced carbon electrodes are properly classified as applied nanotechnology.

Our E 3 Cell battery design

The complete technical description of an electrical storage device based on our E 3 Cell technology is a “multi celled asymmetrically super-capacitive lead-acid-carbon hybrid battery.” Where a lead-acid battery uses two lead-based electrodes in each cell, our E 3 Cell battery uses a lead-based electrode for the positive pole and a polarizable nanoporous carbon electrode for the negative pole. We have developed manufacturing techniques that should, when fully developed, allow us to manufacture our nanoporous carbon electrodes at a cost that will compare favorably with the cost of traditional lead-based electrodes. There is no assurance, however, that we will be able to effectively move our manufacturing techniques from the laboratory bench to the factory floor.

The key feature that differentiates our E 3 Cell battery from a traditional lead acid battery is our use of a highly permeable and nanoporous carbon electrode to replace the lead-based negative electrode. This eliminates the physical deterioration associated with lead-based negative electrodes and gives our E 3 Cell batteries super-capacitive characteristics that make it possible to rapidly deliver large amounts of stored energy. As a result, our E 3 Cell batteries are expected to perform better in high performance applications where rapid charge and discharge rates, and the ability to withstand a large number of charge and deep discharge cycles are critical requirements.

In many respects, the configuration of our E 3 Cell battery will be similar to conventional lead-acid batteries. Our E 3 Cells, each of which has a maximum charging voltage of approximately 2.4 volts, will be arranged in a multi-cell configuration and use similar electrodes, separators, terminals, electrolytes and assembly techniques. Because of the parallels, our finished product is expected to look similar to a conventional battery. We believe the production of E 3 Cell batteries should be largely compatible with existing lead-acid battery production techniques and assembly processes. If our E 3 Cell technology is well received, we believe existing lead-acid battery manufacturers will be able to adapt existing production lines to our E 3 Cell technology for a fraction of the cost of a new facility.

Our product development and testing plan

We have prepared a detailed product development and testing plan that will, if successfully implemented over the next two years, advance our E 3 Cell technology from the laboratory prototype stage to initial product rollout. Our basic research is complete and our laboratory prototypes have demonstrated competitive features and performance advantages that we believe manufacturers of UPS equipment and industrial power backup systems will find highly desirable. If we can establish the value and utility of our E 3 Cell technology in a limited number of high-end industrial markets, we plan to increase our production capacity through acquisitions, joint ventures and licensing arrangements, and eventually enter the larger market segments including high-performance battery systems for hybrid automobiles and other high-value applications.

The cornerstone of our product development and testing plan is our research and development facility in Vaughan, Ontario. We are currently developing a small-lot E 3 Cell production line that will help us integrate the work of our research team with the practical issues faced by our materials science and manufacturing teams. We believe our Vaughan facility will shorten our product development cycles and improve the coordination between our laboratory scientists and our development engineers. The principal function of our Vaughan facility will be to insure that constructs, formulations and manufacturing methods that succeed in the laboratory are immediately tested under simulated manufacturing conditions. We do not believe our Vaughan facility will generate an operating profit, but we do believe that the ability to combine scientific research and prototype manufacturing in a single facility will increase the probability that our future manufacturing facilities will be able to produce quality products at predictable and competitive prices.

Alpha evaluation . We have designed a full sized “alpha evaluation cell” that can be efficiently produced in our Vaughan facility . Over the next 30 to 60 days we plan to begin fabrication of evaluation cells to support our planned alpha evaluation program. Initially, we will focus on producing individual E 3 Cells, but as our alpha evaluation program progresses we plan to fabricate increasingly complex multi-cell batteries. Over the next few months, we expect to produce approximately 500 alpha evaluation cells.

Our planned alpha testing program has two stages. Initially our engineering staff will conduct in-house testing for quality control and process optimization purposes. The goal of this in-house testing will be to determine whether our proposed battery design will consistently meet our performance standards. Thereafter, w e plan to begin a joint second stage alpha evaluation program with a single major manufacturer of UPS equipment. Our proposed industry partner is a worldwide leader in the UPS equipment market that generates approximately $1 billion in annual sales. While certain details of the proposed relationship remain unresolved at the date of this report, we believe a testing partnership with a major UPS equipment manufacturer will give us the advantage of their significant technical expertise and field support while giving them an opportunity to participate in the early development of a promising technology. If our alpha evaluation program is successful, we believe several other leaders in the electrical power industry will participate as evaluation partners during the beta testing stage.

During alpha evaluation, we will cooperate with our testing partner to develop detailed technical specifications for the more advanced “beta evaluation batteries” that will be used in our planned field tests. We will also finalize the design of our beta evaluation batteries and begin fabricating the required components. There is no assurance that our alpha evaluation will be successful or that we will be able to proceed to the beta evaluation stage.

Beta testing . If our alpha evaluation yields favorable results , we intend to implement a two-stage beta testing program that we believe will require up to 18 months. We believe our preliminary beta testing will require between three and six months to complete and include the following tasks:

•   Manufacture preliminary beta evaluation batteries;
•   Conduct extensive internal performance testing and establish quality control standards;

•   Deliver prototype beta evaluation batteries to our testing partners for preliminary assessment, evaluation and testing in application specific environments; and

•   Design a standardized E 3 Cell battery for use in our second stage beta testing.

There is no assurance that our preliminary beta testing will be successful or that we will ever be in a position to proceed to our second-stage beta testing. If our preliminary beta testing yields favorable results, we believe our second-stage beta testing will require an additional 12 months and include the following additional tasks:

•   Develop manufacturing and assembly processes and distribution systems for our standardized E 3 Cell battery;

•   Plan, design, build and test a dedicated facility for pilot production and experimental manufacturing of our standardized E 3 Cell batteries in small commercial lots;

•   Expand the beta evaluation process to additional testing partners in a variety of market segments for the purpose of developing a customer base for a commercial product rollout; and

•   Develop a strategy for the production and commercial rollout of our proposed E 3 Cell batteries.

Anticipated testing costs . We believe our alpha evaluation and preliminary beta testing can be conducted using our existing facilities and resources. The budgeted cost of our alpha evaluation is approximately $1.5 million and the anticipated cost of our preliminary beta testing is approximately $2.5 million. Our second stage beta testing activities will be considerably more expensive and require an investment of approximately $10 million. We do not presently have sufficient financial resources to pay the anticipated costs of our planned alpha evaluation and beta testing programs. We believe, however, that financing opportunities will become available as our alpha evaluation and beta testing progress, particularly if the intermediate results we obtain are favorable.

Commercial rollout . We do not have a well-defined strategy for the commercial rollout and production of our proposed E 3 Cell batteries. We may decide to build our own production facilities and develop our own distribution capacities, or we may decide to enter into partnerships, joint ventures and other arrangements with existing battery manufacturers who have excess production and distribution capabilities. There is no assurance that we will be able to establish the necessary manufacturing facilities when needed, or effectively manage the manufacturing, marketing and distribution of a new class of battery product.

Our growth strategy

Our strategy is to establish a foundation for products based on our E 3 Cell technology in a limited number of high-value market segments where performance is a primary consideration and cost is secondary. We have chosen three market segments where we believe the E 3 Cell has key features that will be readily recognized and rapidly accepted. These market segments are:

•   UPS equipment for computers and sensitive electronics;

•   Power backup and conditioning systems for telecommunication and CATV equipment;

•   Temporary storage systems for photovoltaic and wind energy generators that could derive substantial additional revenue from cost effective battery storage.

By focusing on these high-value industrial markets we believe we will be able to efficiently deploy a small and sophisticated marketing team that can concentrate on the needs of the relatively small number of manufacturers who compete in these large specialty markets. We believe this strategy is likely to:

•   Provide sufficient revenue to make our company self-sustaining at an early stage;

•   Provide a credible track record for larger and more conservative market segments that are not likely to rapidly adopt an emerging technology;

•   Provide a level of insulation from the superior marketing, financial and production resources of our better-established competitors; and

•   Provide multiple opportunities for high-level networking among sophisticated users.

If we are able to establish a credible market presence in our initial target markets, we then hope to use this foundation as a stepping-stone into successively larger market segments.

We do not view the E 3 Cell as a replacement for standard automobile batteries because all of the accessories in automotive electrical systems are tuned to a relatively narrow voltage range. However it appears that E 3 Cell batteries may offer a number of competitive features that would be attractive in battery systems for hybrid automobiles that:

•   Require fast charge acceptance capabilities;

•   Can withstand a large number of charge and discharge cycles without internal damage; and

•   Can provide fast response to peak power demands during rapid acceleration.

There are no uniform industry standards for battery systems in hybrid automobiles and it is impossible to predict whether our E 3 Cell batteries will be able to compete effectively with existing technologies or new technologies that are being developed by others. There is also no assurance that the market for hybrid automobiles will enjoy the growth rates that are presently anticipated by automobile manufacturers.

A second potential market that may develop in the future is power grid buffering systems; which are little more than extremely large and highly complex UPS systems. Since currently available power storage technologies are prohibitively expensive, the public power grid is largely unprotected and susceptible to frequent overstress and periodic failures. Based on preliminary investigations, we believe the products we intend to develop for the UPS market may also have potential in grid buffering. There can be no assurance, however, that we will ever develop a battery system that is suitable for use in grid buffering or that the electric power industry will be willing to incur the substantial costs associated with the installation and maintenance of a grid buffering system.

Patents and intellectual property

In connection with the Axion transaction, C&T agreed to transfer all of the patents, patent applications, trade secrets, know-how and other intellectual property associated with the E 3 Cell technology to our company. We have no duty to pay any royalties or license fees with respect to the future commercialization of the E 3 Cell technology and we are not subject to any field of use restrictions. We believe the C&T patents and patent applications, along with our trade secrets, know how and other intellectual property will be critical to our success.

We include appropriate non-competition and confidentiality provisions in all agreements with our employees, customers, vendors and others in order to strengthen our intellectual property claims. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection afforded to intellectual property rights are constantly evolving. The laws of many countries do not protect intellectual property to the same extent as the laws of the U.S. and Canada.

We believe the E 3 Cell technology does not infringe outstanding patent rights held by others. Nevertheless, there may be patents issued or pending that are held by others and cover significant parts of the E 3 Cell technology. For example, we are aware that several patents have been issued that relate to the use of carbon electrodes and it may be argued that one or more of those patents are sufficiently broad to preclude our intended use. Disputes over rights to these technologies are likely to arise in the future. We cannot be certain that our products do not or will not infringe valid patents other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

We may license technology from third parties. Our proposed products are still in the development stage and we may need to license additional technologies to optimize the performance of our products. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our proposed products. Our inability to obtain any necessary licenses could delay our product development and testing until alternative technologies can be identified, licensed and integrated.

In general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce his rights through legal action. Since our financial resources are limited, and patent litigation can be both expensive and time consuming, there can be no assurance that we will be able to successfully prosecute an infringement claim in the event that a competitor develops a technology or introduces a product that infringes on one or more of our patents or patent applications. There can be no assurance that our competitors will not independently develop other technologies that render our proposed products obsolete. In general, we believe the best protection of our proprietary technology will come from market position, technical innovation, speed-to-market and product performance. There is no assurance that we will realize any benefit from our intellectual property rights.

Production and supply

Since our present management has limited experience in manufacturing, we will need to either employ qualified personnel to establish manufacturing facilities or enter into appropriate manufacturing agreements with others. There is no assurance that we will be successful in attracting experienced personnel or financing the cost of establishing additional manufacturing facilities, if required. Accordingly, there is no assurance that we will ever be capable of producing a quality product for sale at competitive prices. Since our company currently has no long-term manufacturing plans, there can be no assurance that we will be able to successfully manufacture our products.

The only component of our E 3 Cell batteries that we plan to manufacture in-house is our nanoporous carbon electrode. For all other components, we will either order “off-the-shelf” items from established manufacturers, or have the necessary components manufactured according to specifications and designs established by us. To date, we have encountered no difficulty in obtaining necessary parts or components. We are not dependent upon any single supplier. Although there are alternate sources of supply for substantially all of the components that will be included in our E 3 Cell batteries, we will depend on outside suppliers for substantially all of our raw materials and component parts. Therefore, there can be no assurance that our current or alternative sources will be able to meet all of our future demands on a timely basis. Unavailability of parts or components used in the manufacture of our products could require us to reengineer our products to accommodate available substitutions, which could increase our costs or have an adverse effect on manufacturing schedules, product performance and market acceptance.

Employees

Our company has fifteen full-time employees including a seven-member engineering team and a three-member management and business development team. C&T provides an additional fifteen full time employees for our company under the terms of a project management agreement. The employees provided by C&T include a ten-

member scientific team that includes six employees with PhDs or other advanced degrees, a nine-member support team who are primarily involved in scientific support and manufacturing activities and a three-member project and facilities management team.

Over the next twelve months, we plan to hire five to ten additional employees for our production engineering and manufacturing teams. We are not subject to any collective bargaining agreements and believe our relations with our employees are good.

ITEM 2. — PROPERTIES

All of our operations are conducted at our research and development center located at 100 Caster Avenue in Vaughan, a suburb of Toronto, Ontario, Canada. We rent this facility under a commercial lease that provides for a minimum term of 36 months and a monthly rental of $5,000. Our research and development center includes approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories.

We presently conduct all of our manufacturing functions at our research and development center in Vaughan, and we have the capacity necessary for the small scale manufacturing of the evaluation batteries that will be used in our alpha evaluation and preliminary beta testing. We believe our existing manufacturing facilities will be suitable for our anticipated needs until we complete our preliminary beta testing program. When we are ready to commence second-stage beta testing, we will need to acquire or build a dedicated manufacturing facility for standardized E 3 Cell batteries. We believe that suitable facilities are and will continue to be available within a reasonable distance from our Vaughan research and development center. There is no assurance that we will have adequate financial resources to pay the costs of acquiring such a facility.

ITEM 3. — LEGAL PROCEEDINGS

Legal proceedings

Between June 9, and November 25, 2003, three civil lawsuits and one commercial arbitration proceeding based on the prior operations of Mega-C were commenced in Toronto. The principal factions involved in these proceedings are Lewis (Chip) Taylor, Chip Taylor, in Trust, Jared Taylor, Elgin Investments Inc. and Mega-C Technologies Inc. who we refer to as the “Taylor Group;” C&T and its officers, directors and principal stockholders who we refer to as the “C&T Group;” and Mega-C and its affiliates officers, directors and principal stockholders who we refer to as the “Mega-C Group.” These civil proceedings are based on a variety of contract and tort claims.

In their pleadings, the Taylor Group is claiming that they acquired a limited license to commercialize the E 3 Cell technology in stationary applications from the C&T Group, added a promoters’ mark-up and then granted a sub-license to the Mega-C Group, which misrepresented its fundraising ability and then failed to meet its financial commitments. Therefore the Taylor Group is seeking monetary damages from the Mega-C Group, cancellation of the sub-license and confirmation that it holds a valid license to use the E 3 Cell technology in stationary applications.

In their pleadings, the C&T Group is claiming that they were the original developers of the E 3 Cell technology; they conveyed limited license rights to the Taylor Group in return for a substantial research and development funding commitment, the Taylor Group attempted to shift the financial burden to the Mega-C Group under the sub-license and the Mega-C Group ultimately failed to meet the Taylor Group’s financial commitments.

In their pleadings, the Mega-C Group is claiming that their inability to meet their commitments was a direct and proximate result of the Taylor Group’s unregistered public resale of several million dollars worth of Mega-C shares, which precipitated an investigation by the OSC and made it impossible for the Mega-C Group to continue their fundraising activities. Therefore the Mega-C group is seeking monetary damages from the Taylor Group.

In connection with our investigation of Axion and the prior activities of Mega-C, we confirmed that:

•   The C&T Group was the developer of the E 3 Cell technology and originally had the exclusive right to commercialize the E 3 Cell technology for use in all applications;

   The license granted to the Taylor Group was limited to certain stationary applications and all other rights to the E 3 Cell technology were retained by the C&T Group;
   The substantial production royalties that the C&T Group retained in connection with the license to the Taylor Group would make it extremely difficult for either the Taylor Group or the Mega-C Group to ever generate meaningful profit from the sale of E 3 Cell products;
   The Taylor Group and the Mega-C Group failed to meet their substantial research and development funding commitments to the C&T Group under the terms of the original license; and
   There is substantial merit to the Mega-C Group’s claims that questionable resales of Mega-C shares by members of the Taylor Group were a material contributing factor in Mega-C’s inability to meet its financial commitments under the sub-license.
In January 2004, C&T agreed to transfer all of its right, title and interest in the E 3 Cell technology to our company in exchange for 25,000,000 capital warrants. As the result of this agreement we have the worldwide right to commercialize the E 3 Cell technology for use in motive applications. If the court ultimately upholds the license rights claimed by the Taylor Group, we will be entitled to receive substantial production royalties from their commercialization of the E 3 Cell technology in stationary applications. If the license rights claimed by the Taylor Group are not upheld, we will own the unrestricted right to commercialize the E 3 Cell technology for use in stationary applications. Since stationary applications only represent a small percentage of the total potential market for the E 3 Cell technology and the retained royalties we acquired from the C&T Group will constitute the bulk of the anticipated potential profit from the sale of E 3 Cell products for use in stationary applications, we concluded that the Taylor Group’s claims to the E 3 Cell technology were not material to us.

The prior litigation raised substantial questions respecting the ownership of Mega-C and our investigation indicated that the Taylor Group may have engaged in an illegal public distribution of the Mega-C shares held by them. Therefore, we concluded that the only practical means of protecting both our company and the Mega-C Shareholders would be to establish an irrevocable trust that would hold 117,239,736 shares of our stock for the benefit of the Mega-C Shareholders until the pending legal proceedings were resolved. Then, depending on the outcome of the litigation, the trust shares could either be distributed to the Mega-C Shareholders or sold for their benefit. For additional information on the structure and mechanics of the Mega-C Shareholders Trust, please see the discussion under the caption “Voting Securities and Principal Stockholders – Mega C shareholders trust.”

On February 10, 2004, the Taylor Group filed another lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that names our company, Axion, the former Axion shareholders, the Mega-C Group, the C&T Group, the trustee of the Mega-C Shareholders Trust and others as defendants. The substantive claims in this new lawsuit are not materially different from the substantive claims in the other actions, however the new lawsuit alleges a conspiracy between the Axion Group, the Mega-C Group and the C&T Group to deprive the Taylor Group of their rights to commercialize the E 3 Cell technology for use in stationary applications. We believe Taylor Groups license was properly terminated by C&T and there is substantial merit to Mega-C’s securities law claims against the Taylor Group. Since, we believe the latest Taylor Group lawsuit is without substantial merit, we intend to vigorously defend the action.

Protracted litigation, or higher than anticipated legal costs, could significantly reduce our available working capital and have a material adverse impact on our business and prospects. There can be no assurance that we will be successful in defending the Taylor Group lawsuits, which could have a material adverse impact on our business and prospects if substantial money damages are ultimately awarded to the Taylor Group.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the National Quotation Bureau’s OTC Pink Sheets (Symbol: SMKE) There has been no sustained market for our common stock since 1999. Since the closing of the Axion transaction, the quoted price of our common stock varied from a low of $.08 to a high of $.45. However the market for our shares remains volatile and both prices and trading volumes vary significantly from day to day. On March 15, 2003, the quoted bid and asked prices were $.20 and $.30, respectively .

Holders

On March 26, 2004, we had 205,642,440 shares of common stock issued and outstanding. Our officers, directors and affiliates hold a total of 154,782,432 shares of our common stock. The remaining 50,860,008 shares are held by non-affiliates. There are 337 record holders of our common stock and approximately 3 million shares are held in street name for the accounts of an indeterminate number of beneficial owners.

Dividend policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Our company is not likely to pay cash dividends for an extended period of time, if ever. You should not subscribe to purchase our shares if you require current income from your investments.

Securities authorized for issuance under equity compensation plans

Our board of directors has recently adopted an incentive stock plan for our employees, consultants and advisors. It has also adopted a separate stock option plan for our outside directors. Both of these equity compensation plans are subject to stockholder approval at our 2004 annual meeting.

The following table provides summary information on our equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans to be submitted for approval at our 2004 annual meeting
2004 Incentive Stock Plan			16,000,000
2004 Outside Directors' Stock Option Plan	400,000	$0.20	1,600,000

Equity compensation plans not approved by security holders
Restricted stock grant to Kirk Tierney, our president	720,000
Stock option grant to John Petersen, our legal counsel	3,027,397	$0.13
Total	4,147,397	$0.14	17,600,000

Recent Sales of Unregistered Securities

Axion transaction We had 30,000,000 shares of common stock outstanding on December 31, 2003, immediately prior to the first closing of the Axion transactions. In connection with the Axion transactions:

•   Axion’s founders and noteholders transferred their rights to 4,040,000 Axion shares and $1,500,000 in convertible notes to us for 50,853,360 shares of common stock and 9,733,360 “investor warrants;”

•   We settled $484,123 in accrued compensation and other related party debt that our company owed to Ms. Fonner and Mr. Petersen by issuing 3,731,462 “capital warrants.”

•   C and T Co. Incorporated (“C&T”), the original developer of the E 3 Cell technology, bought 20 million shares of our outstanding common stock from two of our principal stockholders for $200,000 and then distributed those shares to its stockholders;

•   C&T agreed to transfer all of its right, title and interest in the E 3 Cell technology to our company in exchange for 25,000,000 capital warrants and then distributed those warrants to its stockholders;

•   An affiliate of C&T purchased 3,733,336 shares of common stock and 3,733,336 investor warrants for $400,000;

•   We issued 117,239,736 shares of common stock to an irrevocable trust for the benefit of the stockholders of Mega-C Power Corporation in recognition of their potential equitable claims to an interest in the E 3 Cell      technology; and

•   We granted a two-year option to purchase 3,027,397 shares of common stock to our securities counsel and interim chief financial officer as partial compensation for post-closing services.

The investor warrants are valid for one year. A total of 10,666,696 investor warrants will be exercisable at a price $.09375 per share until June 30, 2004, and then $.125 per share until they expire on December 31, 2004. The remaining 2,800,000 investor warrants will be exercisable at a price $.1875 per share until June 30, 2004, and then $.25 per share until they expire on December 31, 2004. The capital warrants and stock options are all valid for two years and exercisable at a price of $.125 per share.

An exemption from registration is claimed under Section 4(2) of the Securities Act. The securities were issued to a total of 23 investors (including two directors of our company; twelve stockholders of Axion and eight stockholders of C&T) in connection with a reverse takeover of our company by the shareholders of Axion and C&T. All investors who are citizens or residents of the United States were accredited investors. Prior to the issuance of our securities, Axion and C&T conducted an independent due diligence investigation into the affairs of our company and in connection with the transactions, each beneficial owner of Axion and C&T securities was provided with information appropriate to a registration statement under the Securities Act.. No advertising or public solicitation was utilized with respect to this transaction. With the exception of a one-time right that permitted C&T to distribute our securities to its stockholders, the securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

Subsequent private placements Over the last three months, we have sold 3,816,000 shares of common stock and 3,816,000 investor warrants to a total of 12 accredited investors for net cash proceeds of $615,500. Of this total, $180,000 represents additional investments by four of our current directors, $170,000 represents additional investments from five former Axion stockholders who are not actively involved in management of our company and the balance represents investments from three investors who were not previously stockholders our company.

The investor warrants are valid for one year. A total of 1,600,000 investor warrants will be exercisable at $.1875 per share for a period of 6 months, and then $.25 per share until they expire. The remaining 2,216,008 investor warrants will be exercisable at $.25 per share for six months, and then $.3125 per share until they expire.

An exemption from registration is claimed under Section 4(2) of the Securities Act. Prior to the issuance of our securities, all investors were provided with information appropriate to a registration statement under the

Securities Act. No advertising or public solicitation was utilized with respect to the transactions. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

ITEM 6. — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our revenue and income potential is unproven and our limited operating history makes it difficult to evaluate our prospects. You must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and management of growth. To address these risks, we must, among other things, implement and successfully execute our product testing strategy, develop and enhance our relationships with manufacturers of UPS equipment and industrial power backup systems, attract, retain and motivate qualified personnel and establish facilities for the commercial production of our proposed products. We cannot assure you that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Axion’s former stockholders and noteholders contributed $1,900,000 in operating capital during the year ended December 31, 2003. After giving effect to $506,300 in fourth quarter operating losses attributable to the operations of Axion, we had net stockholders equity of $1,390,517 and a working capital deficit of ($791,632) at December 31, 2003. Over the last three months, we have received $615,500 in cash proceeds from private placements of our securities. We have approximately $372,500 in cash on the date of this report.

Our operating expenses are expected to average approximately $200,000 per month until we complete our preliminary beta testing. Thereafter, we expect our operating expenses to increase substantially as we commence our commercial beta testing, begin to develop dedicated production facilities, expand our marketing capabilities and fulfill our obligations as a reporting company under the Exchange Act. Our limited operating history makes it difficult for us to predict future operating results and, accordingly, there can be no assurance that we will achieve or sustain revenue growth or profitability.

We are obligated to pay $159,000 to C&T over the next two months under the technology acquisition agreement, including $84,000 that is presently due. Upon successful completion of our beta testing, we will be obligated to pay C&T a final installment of $1,000,000.

Historically, Axion has managed a coordinated legal defense for both the Mega-C Group and the C&T Group in order to insure that a lack of resources or litigation experience did not give rise to avoidable problems associated with the first two lawsuits instituted by the Taylor Group. Mega-C has agreed to pay all costs of the coordinated legal defense when its remaining assets are either transferred to Axion or converted into cash. In the interim, we have agreed to either advance or guarantee payment of certain legal fees payable to firms that were retained to represent the various defendants. We have not agreed to indemnify any party to either of the first two Taylor Group lawsuits against damage awards rendered against them or amounts paid in settlement of claims.

At the date of this report, the unpaid balance of the legal fees associated with the defense of the Taylor Group lawsuits is approximately $250,000. While we believe Mega-C will be able to pay these fees from its own resources within 30 to 60 days, there is a possibility that Axion may be required to make interim payments while Mega-C’s remaining assets are converted into cash. If required, such payments will reduce our cash available for operations.

In connection with the most recent lawsuit instituted by the Taylor Group, we will offer to provide a coordinated legal defense for all named defendants who agree to be represented by a single law firm selected and retained by us. Any named defendant will be free to retain independent legal counsel, but we will not advance the costs of defense for any such individual or company. We have not agreed to indemnify any party to the third Taylor Group lawsuit against damage awards rendered against them or amounts paid in settlement of claims.

We believe our available financial resources will be adequate to provide for our cash requirement for a period of 30 to 60 days from the date of this report. We will not be able to complete our alpha testing or commence our preliminary beta testing without obtaining additional funds from the sale of additional securities or from other sources. We are presently seeking additional capital. We believe we will need at least $10 million in additional capital when we commence commercial beta testing of our proposed products, however, long-term capital requirements are difficult to plan for companies that are developing new products. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

Our ability to obtain additional financing will be subject to a variety of uncertainties. The inability to raise additional funds on terms favorable to us, or at all, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we will be forced to scale back our planned expenditures, which would adversely affect our growth prospects.

Our authorized capital includes 400,000,000 shares of common stock and 100,000,000 shares of preferred stock. Our board of directors has the authority to issue all or any part of our authorized and unissued capital stock to raise additional capital or finance acquisitions. The board also has the authority to fix the rights, privileges and preferences of the holders of preferred stock, which may be superior to the rights of holders of our common stock. It is likely that we will seek additional equity capital and attempt to acquire other companies or operating assets in the future as we develop our business and implement our growth strategy. Any future issuance of common or preferred stock will dilute the percentage ownership interest of our current shareholders and may dilute the book value per share of our outstanding common stock.

As a result of our limited operating history, our operating plan and our growth strategy are unproven. We cannot be certain that our operating plan and our growth strategy will be successful or that we will be able to compete effectively, achieve market acceptance for our products or otherwise address the risks associated with our existing and proposed business activities.

ITEM 7.   FINANCIAL STATEMENTS.

The following financial statements are included in this Annual Report on Form 10-KSB:

TAMBORIL CIGAR COMPANY
(D/B/A AXION POWER INTERNATIONAL)
REPORT OF MICHAEL F. CRONIN, CPA
INDEPENDENT AUDITOR

To the Board of Directors and Stockholders
Tamboril Cigar Company
(D/B/A Axion Power International)

I have audited the accompanying consolidated balance sheet of Tamboril Cigar Company (D/B/A Axion Power International) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Tamboril Cigar Company (D/B/A Axion Power International) as of December 31, 2002 were audited by other auditors whose report dated March 18, 2003 expressed a qualified opinion on those financial statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tamboril Cigar Company (D/B/A Axion Power International) as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, Management’s Plan the Company’s limited financial resources and its potential to incur operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        /s/
Michael F. Cronin, CPA
Rochester. New York

March 10, 2004

TAMBORIL CIGAR COMPANY
REPORT OF WANT & ENDER CPA, PC
INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
Tamboril Cigar Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tamboril Cigar Company and subsidiaries, as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company ceased its manufacturing operations in the fourth quarter of 1998 and filed a petition under Chapter 11 of the Bankruptcy Code in April of 2000. The Company’s plan of reorganization under Chapter 11 was approved by the Bankruptcy Court and substantially implemented as of December 31, 2000. The Company experienced a loss from operations and had negative cash flows from operations for each of the years ended December 31, 2002, 2001 and 2000. These operating losses and negative cash flows were financed by related party loans. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in the accompanying footnotes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
March 18, 2003

TAMBORIL CIGAR COMPANY (D/B/A AXION POWER INTERNATIONAL) Consolidated Balance Sheets

	December 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash	$455,369	$67,166

Total Current Assets	455,369	67,166

Other Assets
Future interest in affiliate company	1,794,000	0
Notes Receivable	388,148	0

Total Other Assets	2,182,148	0

Total Assets	$2,637,517	$67,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued Research and Development Expenses	$88,000	$0
Balance Payable to Acquire Future interest in affiliate company	1,159,000	0
Due to Related Parties	0	206,123

Total Current Liabilities	1,247,000	206,123

Convertible Notes Payable	0	200,000

Total Liabilities	1,247,000	406,123

Stockholders' Equity:
Preferred Stock,	0	3
Common Stock
Authorized 400 million shares $0.0001 par value
201,826,432 issued (13,356,640 in 2002)	20,183	1,336
Additional Paid-in Capital	1,876,634	6,282,234
Accumulated Deficit	(506,300)	(6,622,530)

Total Stockholders' Equity	1,390,517	(338,957)

Total Liabilities and Stockholders' Equity	$2,637,517	$67,166

See Summary of Significant Accounting Policies and Notes to Financial Statements.

TAMBORIL CIGAR COMPANY (D/B/A AXION POWER INTERNATIONAL) Consolidated Statements of Operations
	Year Ended
	December 31, 2003	December 31, 2002

Revenue	$0	$0

Expenses
General and Administrative	252,865	53,195
Expensed Research and Development	253,435	0

Total Expenses	506,300	53,195

Net Loss	$(506,300)	$(53,195)

Net Loss per Share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	48,040,234	13,356,632

See Summary of Significant Accounting Policies and Notes to Financial Statements.

TAMBORIL CIGAR COMPANY (D/B/A AXION POWER INTERNATIONAL) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock			Preferred Stock
			Additional			Accumulated
	Shares	Amount	Paid-in	Shares	Amount	Deficit
			Capital
Balance January 1, 2002	13,356,640	$ 1,336	$ 6,282,233	33,227	$ 3	$ (6,569,336)
Net Loss for Year Ended December 31, 2002						$ (53,195)
Balance December 31, 2002	13,356,640	$ 1,336	$ 6,282,233	33,227	$ 3	$ (6,622,531)

Conversion of Preferred Stock	33,227,000	3,323	(3,320)	(33,227)	(3)
Settlement of Debt	4,000,000	400	199,600
Cancellation of Shares	(20,583,640)	(2,058)	2,058
Acquisition of Axion Power Corp. and
Effect of Reverse Merger	171,826,432	17,182	(4,635,695)			6,622,531
Fair Value of Options Granted for Services			31,758
Net Loss for Year Ended December 31, 2003						(506,300)
Balance December 31, 2003	201,826,432	$ 20,183	$ 1,876,634	-	$ -	$ (506,300)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

TAMBORIL CIGAR COMPANY (D/B/A AXION POWER INTERNATIONAL) Consolidated Statements of Cash Flows
	Year Ended
	December 31, 2003	December 31, 2002

Operating Activities:
Net Loss	$(506,300)	$(53,195)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Stock and Options Issued for Services	34,818	0
Increase in Accounts Payable	88,000	0

Cash Used by Operating Activities	(383,482)	(53,195)

Investing Activities
Investments in Notes Receivable	(388,149)	0
Payments made on obligation to acquire affiliated company	(635,000)	0

Cash Used by Investing Activities	(1,023,149)	0

Financing Activities:
Advances from Related Party	0	58,972
Proceeds from Issuance of Notes Payable	1,862,000	0

Cash Generated by Financing Activities	1,862,000	58,972

Increase in Cash	455,369	5,778
Cash -Beginning	0	61,388

Cash -Ending	$455,369	$67,166

See Summary of Significant Accounting Policies and Notes to Financial Statements.

TAMBORIL CIGAR COMPANY
(D/B/A AXION POWER INTERNATIONAL)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2003

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Stock Based Compensation

As of January 1, 2003, the Company adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. Prior to the change, the Company accounted for employee stock options using the intrinsic value method of APB 25. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 "Accounting for Stock-Based Compensation -Transition and Disclosures." All employee stock options granted subsequent to January 1, 2003 will be expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

Prior to January 1, 2003, the Company had applied the "disclosure only" option of SFAS No.123 for employee stock options. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2003

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, " Disclosures about Fair Value of Financial Instruments ," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and debentures payable would be estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 “ Earnings per Share ” ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic"

and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential Common shares is anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes,” ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, “ Business Combinations ” (SFAS 141), and No. 142, “ Goodwill and Other Intangible Assets ” (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “ Accounting for Asset Retirement Obligations ” (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.
SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable. As provided for in SFAS 143, we have elected adoption of this statement in our fiscal year beginning January 1, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Asset s” ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “ Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ," and the accounting and reporting provisions of APB Opinion No. 30, “ Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. ” SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances). SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. As provided for in SFAS 144, we have adopted of this statement in our fiscal year beginning January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, “ Accounting for Exit or Disposal Activities .” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other

Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. Adoption did not have a material impact on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, “ Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on the financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement No. 123, “ Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective January 1, 2003 and has included the additional required disclosures below under “Stock-Based Compensation.” Such adoption did not have a material impact on the financial statements.

In January 2003, FASB issued Interpretation No. 46, “ Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPEs in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPEs.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, “ Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, “ Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•    a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•    a financial instrument, other than an outstanding share, that embodies an obligation to repurchase  the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•    a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its financial statements.

TAMBORIL CIGAR COMPANY
(D/B/A AXION POWER INTERNATIONAL)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

1.     Organization and Operations

On December 31, 2003, Tamboril Cigar Company completed a reorganization with Axion Power Corporation ("Axion"). Pursuant to the terms of that agreement, Tamboril issued new shares of its Common Stock to the stockholders of Axion. The former shareholders of Axion now own approximately 95% of the outstanding shares of Tamboril.

Axion was formed on September 18, 2003 in the province of Ontario, Canada for the purpose of funding research and development and acquiring the rights to commercially exploit the know-how and technology for a hybrid lead-carbon battery/capacitor known as the E 3 Cell.

For financial reporting purposes, Axion was treated as the acquiring company and the transaction accounted for as a reverse merger. Axion had substantially more assets (Tamboril had virtually no assets or operating revenue). The financial statements contained herein are those of Axion carried forward at historical cost. The consolidated financial statements for the year ended December 31, 2003 include Axion's results of operations and cash flows for the period from September 18, 2003 (the date of Axion's incorporation) to December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of legal entities Tamboril and its wholly owned subsidiary, Axion. All significant inter-company balances and transactions have been eliminated in consolidation.

2.     Stockholders' Equity:

The Company’s Certificate of Incorporation authorizes the issuance of 400,000,000 shares of Common Stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

History

On September 22, 1997, the company issued $200,000 of 8% Convertible Debentures and 56,000 shares of $50 stated value Series B 8% Convertible Preferred Stock to three related purchasers for $3,000,000. Between February and August 1998, the holders converted 22,773 shares of Preferred Stock into 7,452,738 shares of Common Stock.

Current Activity

On January 29, 2003, the holders of the 8% debentures and Preferred Stock exercised their conversion rights and converted all of the then outstanding debentures and Preferred Stock into shares of Common Stock. A total of 33,227,000 shares of Common Stock were issued upon conversion of the Preferred Stock and a total of 4,000,000 shares of Common Stock were issued upon conversion of the debentures.

Business Combination Transaction and Reverse Take-Over ("RTO")

In December 2003, the Company agreed to acquire Axion. In contemplation of this acquisition, two of the Company's principal stockholders surrendered 20,583,640 shares of Common Stock, without consideration, for the purpose of canceling those shares.

On December 31, 2003, in a business combination that was structured as a reverse merger, the Company acquired substantial majority control of Axion. Tamboril issued 156,573,104 shares of Common Stock and 9,773,360 Common Stock purchase warrants to the former shareholders and convertible note holders of Axion.

On January 9, 2004, Tamboril acquired the remainder of Axion’s outstanding securities in exchange for 15,253,328 additional shares of Common Stock and 3,733,336 additional warrants. Concurrently, two principal stockholders of Tamboril sold 20,000,000 outstanding Tamboril shares to certain former Axion shareholders for $200,000.

The former shareholders of Axion now own approximately 95% of the outstanding shares of Tamboril. In connection with the combination, each Axion Common Stock equivalent was converted into 8 shares of Tamboril Common Stock. This exchange ratio was determined through arm’s length negotiation between Axion and Tamboril.
Legal Services Agreement with Former Principal Stockholder

In December 2003, the Company retained a former principal stockholder of Tamboril to serve as legal counsel for the combined companies. In connection with this agreement, the company agreed to pay a cash fee of $40,000 for the preparation of the SEC reports associated with the business combination, together with a flat monthly fee of $7,500 for the preparation of the proxy statements, SEC reports and other documents that the company is required to file with the SEC during 2004. As additional compensation under this agreement, counsel received a two-year option to purchase 3,027,297 shares of the company’s Common Stock at a price of $.125 per share.

Subsequently, legal counsel agreed to serve without additional compensation as the interim chief financial officer of the Company and as a member of the Company’s board of directors until suitable successors are selected.

Stock Based Compensation

Stock Options

As of January 1, 2003, the Company adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 ("SFAS No. 123") "Accounting for Stock-Based Compensation ," which is considered the preferable method of accounting for stock-based employee compensation. Prior to the change, the Company accounted for employee stock options using the intrinsic value method of APB 25. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 " Accounting for Stock-Based Compensation -Transition and Disclosures ." All employee stock options granted subsequent to January 1, 2003 will be expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. Due to limited trading information in 2003 and a relatively short life (12-24 months), the fair value of the options was estimated at $ 0.001 per share.

Prior to January 1, 2003, the Company had applied the "disclosure only" option of SFAS No.123 for employee stock options. Accordingly, no compensation cost has been recognized for stock options granted prior to January 1, 2003.

There was no impact on the financial statements for the years ended December 31, 2003 and 2002, since no employee stock options were granted during those periods.

Investor warrants

During 2003 and in connection with the reorganization agreement, the Company issued 13,466,696 investor warrants. The investor warrants are valid for one year. A total of 10,666,696 investor warrants will be exercisable at a price $.0938 per share until June 30, 2004, and then $.125 per share until they expire on December 31, 2004. The remaining 2,800,000 investor warrants will be exercisable at a price $.1875 per share until June 30, 2004, and then $.25 per share until they expire on December 31, 2004. The Company is obligated to register the stock underlying the warrants. If the registration statement is not effective before May 31, 2004, the price step-up date will be extended to the 1-month anniversary of the effective date and the expiration date will be extended to the 7-month anniversary of the effective date

Capital warrants

During 2003 and in connection with the reorganization agreement, the Company issued 3,731,462 capital warrants in connection with the settlement of $484,123 in accrued compensation and other related party debt that was owed to the former principal stockholders of Tamboril. These capital warrants are valid for two years and exercisable at a price of $.125 per share.

On January 9, 2004, the Company issued 25,000,000 capital warrants to the stockholders of C and T Co. Inc. (“C&T”) in connection with the acquisition of the E 3 Cell technology.

Two-year options to purchase 3,027,397 shares were granted to securities counsel as partial consideration for post closing services.

A summary of all options and warrants outstanding at December 31, 2003 follows:

Disclosure summary:		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Balance 1/01/03	0	$0.00	$0.000
Granted	45,225,555	0.12	0.001
Exercised or Lapsed	0	0.00	0.000

Balance 12/31/03	45,225,555	$0.12	$0.001

Options Outstanding
& Exercisable
Range of		Weighted Average	Weighted Average
Exercise	Shares	Remaining	Exercise
Prices		Contractual Life	Price
in Months
$0.125-$0.25	45,225,555	20.4	$0.12

3.     Income Taxes:

The Company has approximately $ 470,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2024. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	December 31, 2003	December 31, 2002
Federal Deferred Tax Asset Relating to Net Operating Losses	$ 145,000	$ 0
State Deferred Tax Asset Relating to Net Operating Losses	22,500	0
Less: Valuation Allowance	(167,500)	(0)

Total Deferred Tax Asset	$ 0	$ 0

4.     Commitments and Contingencies:

C&T Acquisition Agreement

Pursuant to a November 15, 2003 Development and License agreement between Axion and C&T (a research & development enterprise), the Company was obligated to pay C&T a total of $1,794,000 for certain rights associated with the development and commercial exploitation of the E 3 Cell technology. The agreement was subsequently amended to provide for the purchase of 100% of the outstanding shares of C&T Common Stock contingent upon receipt by C&T of the final payment described below.

Under the terms of the agreement Axion paid $635,000 to C&T prior to year-end and is required to make additional monthly payments of $84,000 in 2004 until the unpaid balance is reduced to $1,000,000. The final payment of $1 million will be due 15 days after the completion of preliminary beta testing of the E 3 Cell. Until the full amount has been paid, C&T will retain the equivalent of a purchase money security interest in the E 3 Cell patents and other intellectual property. No amounts paid to C&T are recoverable. In the event the Company is unable to meet its obligations all amounts paid will be subject to forfeit and expensed in the period that determination is made. The obligation and payments have been reflected in their entirety as an asset and liability.

The agreement also requires the Company to provide funding for ongoing research and development on a monthly basis. Payments and accruals under this section were $252,865 through December 31, 2003. The Company treats this as research and development costs and, accordingly, expenses such costs in the period incurred.

Litigation

On February 10, 2004, Lewis (Chip) Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that names Tamboril, Axion, the former Axion shareholders, the Mega-C Group, the C&T Group, the trustee of the Mega-C Shareholders Trust and others as defendants. The lawsuit alleges an extensive conspiracy between the Axion Group, the Mega-C Group and the C&T Group to deprive the plaintiffs of their alleged license rights to commercialize the E 3 Cell technology for use in stationary applications. Management believes the lawsuit is without substantial merit and intends to vigorously defend the action.

Management currently estimates the range of loss to be $50,000 to $100,000, including attorney’s fees. Protracted litigation, or higher than anticipated legal costs, could significantly reduce available working capital and have a material adverse impact on the company’s financial position.

5.     Management’s Plan:

The Company has approximately $455,000 as of December 31, 2003. Its ability to continue to provide funds for research, development and testing will be dependent upon access to additional capital resources. The Company will not be able to commence the second stage beta testing program without obtaining additional funds through the sale of securities or from other sources. Management is currently seeking additional capital in order to meet the Company’s obligations. Additional capital may not be available on favorable terms, or at all. If adequate financial resources are not available when required, the Company may be forced to curtail its proposed operations. If Axion is unable to obtain additional capital when needed, its ability to continue its research and development and product testing activities may be materially and adversely impacted.

6.     Supplementary Cash Flow Disclosure:

In connection with the business combination, $484,123 in accrued compensation and other related party debt owed by Tamboril to its former principal stockholders was settled by issuing 3,731,462 capital warrants.

In connection with the business combination, $1,900,000 in convertible debt owed by Axion was paid by issuing 24,266,696 shares of Common Stock and 13,466,696 investor warrants.

ITEM 8. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In January 2004 Want & Ender CPA, PC, our former certifying accountant, advised our chief financial officer by telephone that they had not registered with the Public Company Accounting Oversight Board (PCAOB) and did not intend to do so. While Want & Ender did not formally resign or decline to stand for re-election as our certifying accountant, it advised management that our company should retain a PCAOB registered firm to audit its financial statements for the year ended December 31, 2003. On February 16, 2004, our board of directors voted to dismiss the firm of Want & Ender as our company’s certifying accountant and retain a successor auditor.

The report of Want & Ender on our financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion. However, the report contained a fourth explanatory paragraph to reflect the going concern issues occasioned by our prior bankruptcy proceeding, our history of operating losses and our negative cash flow from operations.

During the years ended December 31, 2001 and 2002 and the subsequent interim periods, there were no disagreements between our company and Want & Ender on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Want & Ender’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. During the years ended December 31, 2001 and 2002 and the subsequent interim periods, Want & Ender did not advise our company with respect to any of the matters specified in sub-paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

On February 16, 2004, Michael F. Cronin, CPA, was retained to audit our financial statements for the year ended December 31, 2003 and to serve as our certifying accountant until the board of directors elects a successor. During the two most recent fiscal years, our company has not consulted Michael F. Cronin, CPA with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (b) any matter that was either subject of a disagreement or a reportable event specified in sub-paragraphs (a)(1)(iv) or (a)(1(v) of Item 304 of Regulation S-K).

ITEM 8A — CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that material information relating to us is made known to them, particularly during the period in which this Annual Report on Form 10-K was being prepared.

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART III

ITEM 9. — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporation of Information by Reference

The information under the heading “Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) for our 2004 Annual Meeting of Shareholders, which will be filed within 120 days after the close of the fiscal year ended December 31, 2003, is incorporated herein by reference.

The information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and all employees performing similar functions. The code of ethics is filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 10. — EXECUTIVE COMPENSATION.

Incorporation of Information by Reference

The information under the heading “Executive Compensation” in our definitive Proxy Statement is incorporated herein by reference, .

ITEM 11. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement is incorporated herein by reference,

ITEM 12. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions” in our definitive Proxy Statement is incorporated herein by reference,

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits:

2.1	Amended Plan of Reorganization for Debtors Under Chapter 11 of the United States Bankruptcy Code	(1)

2.2	Purchase and Sale Agreement dated January 23, 2003 between Ashley Bolt & Co. Limited, Sally A. Fonner and John L. Petersen	(2)

2.3	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003	(5)

2.4	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004	(5)

3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001	(3)

3.2	Amended By-laws of Tamboril Cigar Company	(4)

4.1	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003	(5)

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003	(5)

10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003	(5)

10.3	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004	(5)

10.4	Purchase and sale agreement among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004	(5)

10.5	Incentive Stock Plan of Tamboril Cigar Company dated January 8, 2004	(6)

10.6	Outside Directors’ Stock Option Plan of Tamboril Cigar Company dated February 2, 2004	(6)

14.0	Code of Business Conduct and Ethics	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)	Filed Herewith

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code	Filed Herewith

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code	Filed Herewith

(1)     Incorporated by reference from our Current Report on Form 8-K dated December 22, 2000.
(2)     Incorporated by reference to the Schedule 13D filed by Ms. Fonner and Mr. Petersen on January 23, 2003.
(3)     Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(4)     Incorporated by reference from our Form 10-SB Registration Statement dated May 15, 1997.
(5)     Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(6)     Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporation of Information by Reference

The information under the heading “Principal Accountant Fees and Services” in our definitive Proxy Statement is incorporated herein by reference,

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            TAMBORIL CIGAR COMPANY

                     By /s/ Kirk Tierney
                             Kirk Tierney, President and Director
                                                                                     Date March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/

Kirk Tierney	President and director	March 29, 2004

/s/

John L. Petersen	Chief Financial Officer and director	March 29, 2004

/s/

Thomas Granville	Director	March 29, 2004

/s/

Robert Averill	Director	March 29, 2004

/s/

Glenn Patterson	Director	March 29, 2004

