Form 10QSB
period 2004-03-31
TAMBORIL CIGAR CO
filed 2004-05-14
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-22573

TAMBORIL CIGAR COMPANY
(Exact name of small business issuer in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	identification No.)

100 Caster Avenue
Vaughan, Ontario, Canada	L4L 5Y9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(905) 264-1991

Securities Registered pursuant to Section 12(g) of the Act

Title of each class

Common Stock, par value $.0001 per share

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 14, 2004, the number of shares of common stock outstanding was 210,429,104

Transitional Small Business Disclosure Format (check one):     Yes [  ]     No [X]

Form 10-QSB, Page 1 of 13

Form 10-QSB, Page 2 of 13

TAMBORIL CIGAR COMPANY
(D/B/A AXION POWER INTERNATIONAL)
Consolidated Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003

ASSETS

Current Assets:
Cash	$250,438	$455,369
Prepaid expenses and refundable taxes	37,437	0

Total Current Assets	287,874	455,369

Property & Equipment	5,032	0

Other Assets
Future interest in affiliate company	1,794,000	1,794,000
Notes Receivable	570,360	388,148

Total Other Assets	2,364,360	2,182,148

Total Assets	$2,657,266	$2,637,517

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued Research and Development Expenses	$75,438	$88,000
Accrued Legal and Other	152,878
Balance Payable to Acquire Future interest in affiliate company	1,150,000	1,159,000

Total Current Liabilities	1,378,226	1,247,000

Stockholders' Equity:
Common Stock
Authorized 400 million shares $0.0001 par value
205,642,440 issued (201,826,432 in 2003)	20,564	20,183
Additional Paid-in Capital	2,491,254	1,876,634
Accumulated Deficit	(1,099,280)	(506,300)
Cumulative Currency Translation Adjustment	(3,498)

Total Stockholders' Equity	1,279,040	1,390,517

Total Liabilities and Stockholders' Equity	$2,657,266	$2,637,517

See Notes to Financial Statements.

Form 10-QSB, Page 3 of 13

TAMBORIL CIGAR COMPANY (D/B/A AXION POWER INTERNATIONAL) Consolidated Statements of Operations

	Three Months Ended (unaudited)
	March 31, 2004	March 31, 2003

Revenue	$0	$0

Expenses
General and Administrative	311,350	125,058
Expensed Research and Development	281,629	0

Total Expenses	592,980	(125,058)

Net Loss	$(592,980)	$(125,058)

Net Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	202,929,573	38,174,637

See Notes to Financial Statements.

Form 10-QSB, Page 4 of 13

TAMBORIL CIGAR COMPANY (D/B/A AXION POWER INTERNATIONAL) Consolidated Statements of Cash Flows

	Three Months Ended (Unaudited)
	March 31, 2004	March 31, 2003

Operating Activities:
Net Loss	$(506,300)	$(125,058)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
(Increase) in Prepaid expenses	(37,437)	0
Increase in Accounts Payable	140,266	70,000

Cash Used by Operating Activities	(490,190)	(55,058)

Investing Activities
Purchase of equipment	(5,032)	0
Investments in Notes Receivable	(182,211)	0
Payments made on obligation to acquire affiliated company	(9,000)	0

Cash Used by Investing Activities	(196,243)	0

Financing Activities:
Advances from Related Party	0	0
Proceeds from sale od Common Stock	485,000	0

Cash Generated by Financing Activities	485,000	0

Effect of exchange rate on cash	(3,498)	0
Decrease in Cash	(201,433)	55,058
Cash -Beginning	455,369	67,166

Cash -Ending	$250,438	$12,108

See Notes to Financial Statements.

Form 10-QSB, Page 5 of  13

TAMBORIL CIGAR COMPANY
(D/B/A AXION POWER INTERNATIONAL)
Notes to Unaudited Interim Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements include the accounts of legal entities Tamboril and its wholly owned subsidiary, Axion. All significant inter-company balances and transactions have been eliminated in consolidation.

The Consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Stock Options

As of January 1, 2003, the Company adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 ("SFAS No. 123") "Accounting for Stock-Based Compensation ," which is considered the preferable method of accounting for stock-based employee compensation. Prior to the change, the Company accounted for employee stock options using the intrinsic value method of APB 25. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 " Accounting for Stock-Based Compensation -Transition and Disclosures ." All employee stock options granted subsequent to January 1, 2003 will be expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. Due to limited trading information in 2003-2004 and a relatively short life (12-24 months), the fair value of the options was estimated at $ 0.001 per share.

There was no impact on the consolidated financial statements for the three month periods ended March 31, 2004 and 2003, since no employee stock options were granted during those periods.

3. Comprehensive Income

We utilize SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities.

4. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding

Form 10-QSB, Page 6 of  13

common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If we had generated earnings during the three months ended March 31, 2004, we would have added 49,651,563 common equivalent shares to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

5. Commitments and Contingencies:

C&T Acquisition Agreement. Pursuant to a November 15, 2003 Development and License agreement between Axion and C&T (a research & development enterprise), the Company was obligated to pay C&T a total of $1,794,000 for certain rights associated with the development and commercial exploitation of the E 3 Cell technology. The agreement was subsequently amended to provide for the purchase of 100% of the outstanding shares of C&T Common Stock contingent upon receipt by C&T of the final payment described below.

Under the terms of the agreement Axion paid a total of $ 644,000 to C&T. The final payment of $1 million will be due 15 days after the completion of preliminary beta testing of the E 3 Cell. Until the full amount has been paid, C&T will retain the equivalent of a purchase money security interest in the E 3 Cell patents and other intellectual property. No amounts paid to C&T are recoverable. In the event the Company is unable to meet its obligations all amounts paid will be subject to forfeit and expensed in the period that determination is made. The obligation and payments have been reflected in their entirety as an asset and liability.

The agreement also requires the Company to provide funding for ongoing research and development on a monthly basis. Payments and accruals under this section were $281,629 through March 31, 2004. The Company treats this as research and development costs and, accordingly, expenses such costs in the period incurred.

Litigation. On February 10, 2004, Lewis (Chip) Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that names Tamboril, Axion, the former Axion shareholders, the Mega-C Group, the C&T Group, the trustee of the Mega-C shareholders trust and others as defendants. The lawsuit alleges an extensive conspiracy between the Axion Group, the Mega-C Group and the C&T Group to deprive the plaintiffs of their alleged license rights to commercialize the E 3 Cell technology for use in stationary applications. Management believes the lawsuit is without substantial merit and intends to vigorously defend the action.

Management currently estimates the range of loss to be $50,000 to $100,000, including attorney’s fees. Protracted litigation, or higher than anticipated legal costs, could significantly reduce available working capital and have a material adverse impact on the company’s financial position.

6. Stockholders' Equity:

The Company’s Certificate of Incorporation authorizes the issuance of 400,000,000 shares of Common Stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

During the first quarter of 2004 the Company sold 477,000 units, which included 3,816,000 shares of common stock and 3,816,000 warrants for cash proceeds of $615,500, or an effective average price of $.16 per common share. A total of 1,600,000 warrants are exercisable at a price of $.1875 for a period of six months from their respective issue dates and at a price of $.25 for an additional six-month period. The remaining 2,216,000 warrants are exercisable at a price of $.25 for a period of six months from their respective issue dates and at a price of $.3125 for an additional six-month period. After allowing for estimated costs of $25,000 in commissions and offering costs, the net cash proceeds to the Company are expected to be $590,000. Since March 31, 2004, the Company received $822,500 in additional cash proceeds from private placements of its securities.

The Company is obligated to file a registration statement under the Securities Act of 1933 for the common stock issuable upon exercise of the private placement warrants

Form 10-QSB, Page 7 of  13

at the earliest practicable date. If the proposed registration statement does not become effective within 5 months after respective issue dates of the private placement warrants, the exercise price step-up date will be automatically extended until the one-month anniversary of the effective date and the expiration date will be automatically extended until the seven-month anniversary of the effective date.

7. Segment Information

Our business is organized, managed and internally reported as one segment. The segments are determined based on differences in products, internal reporting and how operational decisions are made. Our entire business currently operates entirely within Canada.

8. New Accounting Standards

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending June 30, 2004. We do not anticipate that adopting EITF 03-06 will have any impact on our consolidated financial statements.

 Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity (“VIE”). We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between SFASNo.146 and EITF 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. A commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Accordingly, the Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the earnings or financial position of the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at its inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. FIN 45 also requires additional disclosures related to guarantees. The recognition measurement provisions of FIN45 are effective for all guarantees entered into or modified after December 31, 2002. FIN 45 also requires additional disclosures related to guarantees in interim and annual financial statements.

Accordingly, we adopted the provisions of FIN 45, effective January 1,2003. The implementation of FIN 45 did not have an impact on our earnings or financial position.

Form 10-QSB, Page 8 of 13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We had stockholders equity of $1,390,517 and a working capital deficit of ($791,632) at December 31, 2003. During the first quarter of 2004, we received $615,500 in cash proceeds from private placements of our securities and incurred a net loss of $592,980. We had stockholders equity of $1,279,040 and a working capital deficit of ($1,090,352) at March 31, 2004. Since March 31, 2004, we have received $822,500 in additional cash proceeds from private placements of our securities.

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

We are currently obligated to pay $150,000 to C&T under the technology acquisition agreement. Upon successful completion of our beta testing, we will be obligated to pay C&T a final installment of $1,000,000.

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

On April 6, 2004, we joined in an involuntary Chapter 11 petition that was filed against Mega-C in the U.S. Bankruptcy Court for the State of Nevada. The Bankruptcy Court granted an order for relief in Mega-C’s Chapter 11 case on April 12, 2004. We believe the Mega-C Chapter 11 proceeding will be advantageous to our company in several material respects including:

  The assets of the Mega-C Shareholders Trust which presently holds approximately 117 million shares of our common stock will be available to pay the administrative costs of the Mega-C Chapter 11 and the claims of Mega-C’s creditors;

  The accumulated billings of Mega-C’s legal counsel will be subject to the Mega-C Chapter 11 and we believe Mega-C’s available resources and the assets of the Mega-C Shareholders Trust will be sufficient to fully pay the allowable amount of such billings;

  The future costs of defending the pending lawsuits against Mega-C will be paid from Mega-C’s available resources and the assets of the Mega-C Shareholders Trust; and

  A variety of legal issues arising in connection with the pending lawsuits described in Part II, Item 1 will likely be decided as core issues in Mega-C’s Chapter 11 case, thereby simplifying the pending litigation.

Form 10-QSB, Page 9 of  13

Overall, we believe the Mega-C Chapter 11 will significantly reduce both the time required to resolve the pending litigation and our out-of-pocket litigation costs and expenses.

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

ITEM 3. CONTROLS AND PROCEDURES

As of May 7, 2004, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of May 7, 2004. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to May 7, 2004.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Form 10-QSB, Page 10 of  13

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

  The substantial production royalties that the C&T Group retained in connection with the license to the Taylor Group would make it extremely difficult for either the Taylor Group or the Mega-C Group to ever generate a meaningful profit from the sale of E 3 Cell products;

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

Form 10-QSB, Page 11 of  13

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

On April 6, 2004, we joined in an involuntary Chapter 11 petition that was filed against Mega-C in the U.S. Bankruptcy Court for the State of Nevada. The Bankruptcy Court granted an order for relief in Mega-C’s Chapter 11 case on April 12, 2004. Overall, we believe the Mega-C Chapter 11 will significantly reduce both the time required to resolve the pending litigation and our out-of-pocket litigation costs and expenses.

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

ITEM 2. CHANGES IN SECURITIES

Recent sales of unregistered securities

In the first quarter of 2004, we sold 3,816,000 shares of common stock and 3,816,000 investor warrants to a total of 12 accredited investors for net cash proceeds of $615,500. Of this total, $180,000 represents additional investments by four of our current directors, $170,000 represents additional investments from five former Axion stockholders who are not actively involved in management of our company and the balance represents investments from three investors who were not previously stockholders our company.

The investor warrants are valid for one year. A total of 1,600,000 investor warrants will be exercisable at $.1875 per share for a period of 6 months, and then $.25 per share until they expire. The remaining 2,216,008 investor warrants will be exercisable at $.25 per share for six months, and then $.3125 per share until they expire.

An exemption from registration is claimed under Section 4(2) of the Securities Act. Prior to the issuance of our securities, all investors were provided with information appropriate to a registration statement under the Securities Act.. No advertising or public solicitation was utilized with respect to the transactions. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

ITEM 5. OTHER INFORMATION

We have entered into a Memorandum of Understanding (the “MOU”) with East Penn Manufacturing Company, Inc. (“East Penn”), that outlines the general terms and specifies the goals of a joint alpha and beta testing program. The MOU is not a binding agreement and contemplates the execution of a formal contract for each phase of the planned testing program. The MOU can, however, be used to establish the intentions of the parties, should the need arise.

Founded in 1946, East Penn is a leading manufacturer of high quality lead-acid batteries and accessories for the industrial, automotive, marine, telecommunications, commercial, and stationary markets. The quality systems for East Penn’s entire 480-acre complex have been certified to ISO 9001:2000 and ISO/TS 16949:2002 requirements. East Penn’s plant in Lyon Station, Pennsylvania is the largest and one of the most modern single-site battery manufacturing facilities in the world. For additional information on East Penn, please visit www.dekabatteries.com .

The MOU contemplates a three-phase program that includes pre-commercial alpha-stage bench testing; pre-commercial beta stage product testing; and co-development of a series of commercial battery products. As partial consideration for the work to be performed and the services to be provided by them, East Penn will earn preferential rights to manufacture and distribute products based on our E 3 Cell technology in North America.

Form 10-QSB, Page 12 of  13

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K The registrant filed the following reports on Form 8-K during the period January 1, 2004 through March 31, 2004:

Form 8-K	January 15	Item 1, Change in control;
Item 2, Acquisition or disposition of assets;
Item 5, Other events and Regulation FD Dislosure;
Item 6, Resignations of registrant’s directors;
Item 7, Unaudited consolidated financial statements of Tamboril Cigar Company and Axion Power Corporation as of December 31, 2003 and for the year ended December 31, 2003.

Form 8-K/A	February 2	Item 1, Change in control;
Item 2, Acquisition or disposition of assets;
Item 7, Unaudited consolidated financial statements of Tamboril Cigar Company and Axion Power Corporation as of December 31, 2003 and for the year ended December 31, 2003.

Form 8-K	February 16	Item 4, Changes in registrant’s certifying accountant;
Item 5, Other events and Regulation FD Dislosure.

Form 8-K/A	March 15	Item 1, Change in control;
Item 2, Acquisition or disposition of assets;
Item 7, Audited consolidated financial statements of Tamboril Cigar Company and its wholly owned subsidiary Axion Power Corporation as of December 31, 2003 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAMBORIL CIGAR COMPANY

/s/ Kirk Tierney
Kirk Tierney, President
Dated: May 14, 2004

/s/ John L. Petersen
John L. Petersen, Chief Accounting Officer
Dated: May 14, 2004

Form 10-QSB, Page 13 of 13