Form 10QSB
period 2004-06-30
Axion Power International, Inc.
filed 2004-08-12
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-22573

AXION POWER INTERNATIONAL, INC.
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

On August 6, 2004, the number of shares of common stock outstanding was 13,252,200

Transitional Small Business Disclosure Format (check one):    Yes [  ]   No [X]

Form 10-QSB, Page of 1 of 15

Form 10-QSB, Page of 2 of 15

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current Assets
Cash & cash equivalent's	$ 310,506	$ 455,369
Refundable Taxes	42,048	0
Prepaid expenses	7,128	0

Total current assets	359,683	455,369

Property & equipment (net)	94,917	0

Notes Receivable	669,769	388,148
Future interest in affiliate company	1,794,000	1,794,000

Total Assets	$2,918,369	$2,637,517

Liabilities & Equity

Current Liabilities:
Accounts payable	$ 173,149	$ 88,000
Accrued expenses	173,273	0
Balance payable to acquire future interest in affiliate company	1,100,000	1,159,000

Total current liabilities	1,446,422	$1,247,000

Equity:
common stock-50,000,000 authorized $0.0001 par value
13,252,100 issued & outstanding	1,325	20,183
Additional paid in capital	3,426,429	1,876,634
Less Common Stock subscriptions receivable	(125,000)	0
Accumulated deficit	(1,865,871)	(506,300)
Cumulative Translation adjustment	35,064	0

Total Equity	1,471,947	1,390,517

See Notes to Financial Statements.

Form 10-QSB, Page of 3 of 15

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$0	$0	$0	$0

Selling, General & Administrative	$400,857	$57,367	$712,207	$182,425
Research & Development	$365,736	$-	$647,365	$-
(Loss) Before Income Taxes	(766,592)	(57,367)	(1,359,571)	(182,425)

Income Taxes	0	0	0	0

Net Loss	($766,592)	($57,367)	($1,359,571)	($182,425)

Basic and Diluted Net Loss Per Share	($0.06)	($0.00)	($0.11)	($0.01)

Weighted Average Common Shares Outstanding	12,981,024	3,161,478	12,870,149	2,711,565

See Notes to Financial Statements.

Form 10-QSB, Page of 4 of 15

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net Income/Loss	($1,359,571)	($182,425)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Options issued for services	123,840
Changes in Operating Assets & Liabilities
Accounts receivable
Prepaid expenses	(49,177)	0
Accounts payable & accrued expenses	258,422	1,200
Net cash used by operating activities	(1,026,485)	(181,225)

Cash Flows from Investing Activities:
Purchase of equipment	(94,917)	0
Incremental investments in notes receivable	(281,620)	0
Payments made on obligation to acquire affiliated company	(59,000)	0
Net cash used by investing activities	(435,537)	0

Cash Flows from Financing Activities:
Advances from related parties	0	122,500
Proceeds from sale of Common Stock	1,282,096	0
Net cash used by financing activities	1,282,096	122,500

Effect of Exchange Rate on Cash	35,064	0
Net Change In Cash	(179,927)	(58,725)
Cash-Beginning	455,369	67,166
Cash-Ending	$310,506	$8,441

See Notes to Financial Statements.

Form 10-QSB, Page of 5 of 15

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The consolidated financial statements include the accounts of legal entities Axion Power International, Inc., a Delaware corporation, and its wholly owned subsidiary, Axion Power Corporation, a Canadian Federal corporation. All significant inter-company balances and transactions have been eliminated in consolidation.

On June 4, 2004, the Company’s shareholders approved the equivalent of a 1 for 16 reverse stock split. The mechanics of the reverse split involved a two-stage process that included a 1 for 1,600 reverse split followed immediately by a 100 for 1 forward split. The Company did not issue scrip or purchase fractional shares for cash in connection with the 1 for 1,600 reverse split. Instead, all calculations that would have resulted in the issuance of a fractional share were rounded up to the next whole number. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split.

The Consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and six month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

On February 2, 2004, subject to stockholder approval of our Incentive Stock Plan and our Outside Directors’ Stock Option Plan, we issued each of our directors and one outside consultant a 5-year option to purchase 6,300 shares of common stock at a price of $3.20 per share. The plans were approved at our 2004 Annual Meeting of Stockholders on June 4, 2004 and our statement of operations for the three- and six months ended June 30, 2004 includes $29,837 in compensation expense associated with the foregoing options.

On June 4, 2004, we issued each of our directors and one outside consultant a 5-year option to purchase 3,600 shares of common stock at a price of $5.60 per share. Our statement of operations for the three- and six months ended June 30, 2004 includes $94,003 in compensation expense associated with the foregoing options.

Form 10-QSB, Page of 6 of 15

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

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If we had generated earnings during the three- and six months ended June 30, 2004, we would have added 2,582,350 and 2,471,466, respectively, common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. There were no such options that would have been required to be added to the weighted shares in 2003.

On June 4, 2004 the stockholders approved and the Company promptly implemented the equivalent of a 1:16 reverse split of its common stock. All per share disclosure reflects shares outstanding or issuable shares as though the reverse split had occurred January 1, 2003.

5.	Commitments and Contingencies:

C&T Acquisition Agreement. Pursuant to a November 15, 2003 Development and License agreement between Axion and C&T (a research & development enterprise), the Company was obligated to pay C&T a total of $1,794,000 for certain rights associated with the development and commercial exploitation of the E3Cell technology. The agreement was subsequently amended to provide for the purchase of 100% of the outstanding shares of C&T Common Stock contingent upon receipt by C&T of the final payment described below.

Under the terms of the agreement Axion paid a total of $644,000 to C&T. The final payment of $1 million will be due 15 days after the completion of preliminary alpha testing of the E3Cell. Until the full amount has been paid, C&T will retain the equivalent of a purchase money security interest in the E3Cell patents and other intellectual property. No amounts paid to C&T are recoverable. In the event the Company is unable to meet its obligations all amounts paid will be subject to forfeit and expensed in the period that determination is made. The obligation and payments have been reflected in their entirety as an asset and liability.

The agreement also requires the Company to provide funding for ongoing research and development on a monthly basis. Payments and accruals under this section were $647,365 through June 30, 2004. The Company treats this as research and development costs and, accordingly, expenses such costs in the period incurred.

Litigation. On February 10, 2004, Lewis (Chip) Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that names Tamboril, Axion, the former Axion shareholders, the Mega-C Group, the C&T Group, the trustee of the Mega-C shareholders trust and others as defendants. The lawsuit alleges an extensive conspiracy between the Axion Group, the Mega-C Group and the C&T Group to deprive the plaintiffs of their alleged license rights to commercialize the E3Cell technology for use in stationary applications. Management believes the lawsuit is without substantial merit and intends to vigorously defend the action.

Management currently estimates the range of loss to be $50,000 to $100,000, including attorney’s fees. Protracted litigation, or higher than anticipated legal costs, could significantly reduce available working capital and have a material adverse impact on the company’s financial position.

Form 10-QSB, Page of 7of 15

6.	Stockholders' Equity:

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

During the first six months of 2004 the Company received cash proceeds of $150,000 upon the exercise of 100,000 Series I warrants held by a director of the Company.

During the first six months of 2004 the Company sold 487,667 shares of common stock and 487,667 warrants for cash proceeds of $1,288,000, or an effective average price of $2.64 per common share. A total of 175,000 warrants are exercisable at a price of $3.00 for a period of six months from their respective issue dates and at a price of $4.00 for an additional six-month period. The remaining 312,667 warrants are exercisable at a price of $4.00 for a period of six months from their respective issue dates and at a price of $5.00 for an additional six-month period. After allowing for estimated costs of $25,000 in commissions and offering costs, the net cash proceeds to the Company are expected to be $$1,288,000. Since June 30, 2004, the Company received $822,500 in additional cash proceeds from private placements of its securities.

The Company is obligated to file a registration statement under the Securities Act of 1933 for the common stock issued and issuable upon exercise of the private placement warrants at the earliest practicable date. If the proposed registration statement does not become effective within 5 months after respective issue dates of the private placement warrants, the exercise price step-up date will be automatically extended until the one-month anniversary of the effective date and the expiration date will be automatically extended until the seven-month anniversary of the effective date.

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
Form 10-QSB, Page of 8 of 15

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

Form 10-QSB, Page of 9 of 15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our business potential is unproven and you must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and management of growth. To address these risks, we must, among other things, implement and successfully execute our product testing strategy, develop and enhance our relationships with manufacturers of UPS equipment and industrial power backup systems, attract, retain and motivate qualified personnel and establish facilities for the production of our proposed products. We cannot assure you that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We commenced operations in September 2003 and have received no revenue since inception. During the fourth quarter of 2003 and the first two quarters of 2004 we incurred net losses, selling general and administrative expenses and research and development expenses as follows:

	Fourth Quarter 2003	First Quarter 2004	Second Quarter 2004
Selling general and administrative	$252,865	$311,350	$400,857
Research and development	$253,435	$281,629	$365,736
Net loss	($506,300)	($592,979)	($766,592)

Our operating expenses are expected to average approximately $300,000 per month until we complete alpha testing. Thereafter, we expect our operating expenses to increase substantially as we commence preliminary and commercial beta testing, develop production facilities, expand our marketing capabilities and fulfill our obligations as a reporting company under the Exchange Act. While our limited operating history makes it difficult for us to predict future operating results, we expect to incur ongoing losses of increasing magnitude for the foreseeable future.

Our stockholders contributed $1,900,000 in capital during the year ended December 31, 2003. During the first six months of 2004, we raised $1,438,000 in additional capital from private placements. After giving effect to ($1,865,871) in cumulative operating losses, we had net stockholders equity of $1,471,947 at June 30, 2004. Our ability to continue our research, development and testing will be dependent upon increasing our capital resources.

We had $359,683 in current assets and $1,446,422 in current liabilities at June 30, 2004, resulting in a working capital deficit of ($1,086,739). The bulk of this deficit is attributable to a $1 million technology acquisition payment that we will become payable to C&T upon the successful completion of our alpha testing. When the planned registration statement discussed below is declared effective, we believe that C&T is likely to offset its $1 million receivable from us against the exercise price of 500,000 capital warrants held by its shareholders.

In connection with our prior financing activities, we issued 1,230,100 investor warrants that are exercisable at prices ranging from $1.50 to $4.00 per share. We intend to file a registration statement for the common stock underlying these warrants within 30 days. Since the Series I and Series II investor warrants incorporate provisions that will significantly increase the exercise price of the warrants if they are not exercised within 30 days after the effective date of our registration statement, we believe the warrants are likely to be promptly exercised. The table below provides summary information on the anticipated proceeds from the exercise of investor warrants.

Warrant	Number of	Primary Exercise Period		Step-up	Secondary Exercise Period

Series	Warrants	Price	Proceeds	Date	Price	Proceeds
Series I	567,000	$1.50	$850,500	30-days	$2.00	$1,134,000
Series II	350,000	$3.00	$1,050,000	30 days	$4.00	$1,400,000
Series III	313,100	$4.00	$1,252,400	October 31, 2004	$5.00	$1,565,500

We believe our available financial resources and the proceeds from anticipated warrant exercises by our principal stockholders will be adequate to provide for our cash requirements until we obtain an order of effectiveness for our planned registration statement. Thereafter, we believe the anticipated cash proceeds from warrant exercises will be adequate to provide for our cash requirements through the completion of our alpha and preliminary beta testing

Form 10-QSB, Page of 10 of 15

programs. We will not be able to commence commercial beta testing without obtaining additional funds from the sale of additional securities or from other sources. We are presently seeking additional capital. We believe we will need at least $10 million in additional capital when we commence commercial beta testing of our proposed products, however, long-term capital requirements are difficult to plan for companies that are developing new products. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

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

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and our chief financial officer who concluded that our disclosure controls and procedures are effective. As of June 30, 2004 and the date of this report Charles Mazzacato served as our chief executive officer and Peter Roston served as our chief financial officer. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10QSB.

Disclosure controls and procedures are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, to allow timely decisions regarding required disclosure.

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

In their pleadings, the Taylor Group is claiming that they acquired a limited license to commercialize the E3Cell technology in stationary applications from the C&T Group, added a promoters’ mark-up and then granted a sub-license to the Mega-C Group, which misrepresented its fundraising ability and then failed to meet its financial commitments. Therefore the Taylor Group is seeking monetary damages from the Mega-C Group, cancellation of the sub-license and confirmation that it holds a valid license to use the E3Cell technology in stationary applications.

In their pleadings, the C&T Group is claiming that they were the original developers of the E3Cell technology; they conveyed limited license rights to the Taylor Group in return for a substantial research and development funding commitment, the Taylor Group attempted to shift the financial burden to the Mega-C Group under the sub-license and the Mega-C Group ultimately failed to meet the Taylor Group’s financial commitments.

Form 10-QSB, Page of 11 of 15

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

In connection with our investigation of Axion and the prior activities of Mega-C, we confirmed that:

•    The C&T Group was the developer of the E3Cell technology and originally had the exclusive right to commercialize the E3Cell technology for use in all applications;

•    The license granted to the Taylor Group was limited to certain stationary applications and all other rights to the
              E3Cell technology were retained by the C&T Group;

•    The substantial production royalties that the C&T Group retained in connection with the license to the Taylor Group would
              make it extremely difficult for either the Taylor Group or the Mega-C Group to   ever generate a meaningful profit from the sale
            of E3Cell products;

•    The Taylor Group and the Mega-C Group failed to meet their substantial research and development funding commitments to the C&T Group under the terms of the original license; and

•    There is substantial merit to the Mega-C Group’s claims that questionable resales of Mega-C shares by members of the Taylor
     Group were a material contributing factor in Mega-C’s inability to meet its   financial commitments under the sub-license.

In January 2004, C&T agreed to transfer all of its right, title and interest in the E3Cell technology to our company in exchange for 1,562,500 capital warrants. As the result of this agreement we have the worldwide right to commercialize the E3Cell technology for use in both stationary and motive applications. If the court ultimately upholds the license rights claimed by the Taylor Group, we will be entitled to receive substantial production royalties from their commercialization of the E3Cell technology in stationary applications. If the license rights claimed by the Taylor Group are not upheld, we will own the unrestricted right to commercialize the E3Cell technology for use in stationary applications. Since stationary applications only represent a small percentage of the total potential market for the E3Cell technology and the retained royalties we acquired from the C&T Group will constitute the bulk of the anticipated potential profit from the sale of E3Cell products for use in stationary applications, we concluded that the Taylor Group’s claims to the E3Cell technology were not material to us.

The prior litigation raised substantial questions respecting the ownership of Mega-C and our investigation indicated that the Taylor Group may have engaged in an illegal public distribution of the Mega-C shares held by them. Therefore, we concluded that the only practical means of protecting both our company and the Mega-C Shareholders would be to establish an irrevocable trust that would hold 7,327,500 shares of our stock for the benefit of the Mega-C Shareholders until the pending legal proceedings were resolved. Then, depending on the outcome of the litigation, the trust shares could either be distributed to the Mega-C Shareholders or sold for their benefit.

On February 10, 2004, the Taylor Group filed another lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that names our company, Axion, the former Axion shareholders, the Mega-C Group, the C&T Group, the trustee of the Mega-C Shareholders Trust and others as defendants. The substantive claims in this new lawsuit are not materially different from the substantive claims in the other actions, however the new lawsuit alleges a conspiracy between the Axion Group, the Mega-C Group and the C&T Group to deprive the Taylor Group of their rights to commercialize the E3Cell technology for use in stationary applications. We believe Taylor Group’s license was properly terminated by C&T and there is substantial merit to Mega-C’s securities law claims against the Taylor Group. Since we believe the latest Taylor Group lawsuit is without substantial merit, we intend to vigorously defend the action.

Historically, we have managed a coordinated legal defense for both the Mega-C Group and the C&T Group in order to insure that a lack of resources or litigation experience did not give rise to avoidable problems associated with the first two lawsuits instituted by the Taylor Group. Mega-C has agreed to pay all costs of the coordinated legal defense when its remaining assets are either transferred to Axion or converted into cash. In the interim, we have agreed to either advance or guarantee payment of certain legal fees payable to firms that were retained to represent
Form 10-QSB, Page of 12 of 15

 the various defendants. We have not agreed to indemnify any party to either of the first two Taylor Group lawsuits against damage awards rendered against them or amounts paid in settlement of claims.

On April 6, 2004, we joined in an involuntary Chapter 11 petition that was filed against Mega-C in the U.S. Bankruptcy Court for the State of Nevada. The Bankruptcy Court granted an order for relief in Mega-C’s Chapter 11 case on April 12, 2004. We believe the Mega-C Chapter 11 proceeding will be advantageous to our company in several material respects including:

•    The assets of the Mega-C Shareholders Trust, including 7,327,500 shares of our common stock, will be available to pay the administrative costs of the Mega-C
      Chapter 11 and the claims of Mega-C’s creditors;

•    The accumulated billings of Mega-C’s legal counsel will be subject to the Mega-C Chapter 11 and we believe Mega-C’s available resources and the assets of
              the Mega-C   Shareholders Trust will be sufficient to  fully  pay the allowable amount of such billings;

•    The future costs of defending the pending lawsuits against Mega-C will be paid from Mega-C’s available resources and the assets of the Mega-C
              Shareholders Trust; and

•    A variety of legal issues arising in connection with the pending Canadian lawsuits will likely be decided as core issues in Mega-C’s Chapter 11 case, thereby simplifying the pending litigation.

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

ITEM 2.	CHANGES IN SECURITIES

Reverse Split

On June 4, 2004, our Certificate of Incorporation was amended to effect the equivalent of a 1 for 16 reverse split. For the reasons described in our proxy statement dated April 21, 2004, the mechanics of the reverse split involved a two-stage process that included a 1 for 1,600 reverse split followed immediately by a 100 for 1 forward split. We did not issue scrip or purchase fractional shares for cash in connection with the 1 for 1,600 reverse split. Instead, all calculations that would have resulted in the issuance of a fractional share were rounded up to the next whole number. As a result, of the two-stage reverse split, all record holders own an integral multiple of 100 shares. Until the close of business on June 14, 2004, brokerage firms and other nominees who hold shares of our common stock for the accounts of beneficial owners were permitted to make the necessary rounding calculations on behalf of their clients and request additional shares to permit comparable rounding at the beneficial owner level. We received and honored rounding requests for an aggregate of 18,600 additional shares. After giving effect to the reverse split and all timely requests for additional shares, we had 13,252,200 shares issued and outstanding at June 30, 2004.

Recent sales of unregistered securities

In the first six months of 2004, we sold 487,667 shares of common stock and 487,667 warrants to a total of 18 accredited investors for cash proceeds of $1,288,000, or an effective average price of $2.64 per common share. We also received $150,000 in cash proceeds from the exercise of 100,000 outstanding common stock purchase warrants. Of the $1,438,000 in total cash proceeds received, $371,500 represents additional investments by four of our current directors, $170,000 represents additional investments from five former Axion stockholders who are not actively involved in management of our company and the balance represents investments from investors who were not previously stockholders our company.

The investor warrants are valid for one year. A total of 175,000 warrants are exercisable at a price of $3.00 for a period of six months from their respective issue dates and at a price of $4.00 for an additional six-month period. The
Form 10-QSB, Page of 13 of 15

remaining 312,667 warrants are exercisable at a price of $4.00 for a period of six months from their respective issue dates and at a price of $5.00 for an additional six-month period.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At our Annual Stockholders’ Meeting on June 4, 2004, our stockholders:

1.    Approved and adopted three proposed amendments to our Certificate of Incorporation that:

a.    Changed our company’s name to Axion Power International, Inc.

b.    Implemented a reverse split of our common stock in the effective ratio of one (1) new share for every sixteen (16) shares presently outstanding; and

c.    Decreased in our authorized capital stock to 50,000,000 shares of Common Stock and 12,500,000 shares of preferred stock

2.    Approved and adopted an amendment to our By-Laws that authorizes the board of directors to fix the number of directors by resolution; requires that a majority of the members of the board be  independent directors; and provides for the classification of the board into three classes of directors who serve for staggered terms of office;

3.    Elected each of the director nominees identified in our proxy statement

4.    Ratified the adoption of an Incentive Stock Plan for our employees;

5.    Ratified the adoption of a stock option plan for our independent directors; and

6.    Ratified the selection of Michael F. Cronin, CPA as our independent auditor for the year ended December 31, 2004.

The following table summarizes the votes cast for the election of directors at our 2004 Annual Meeting:

		Number of shares voted
Name of Director	Term Expiration	For	Withheld
Robert Averill	2007 annual meeting	187,814,350	3,742
Dr. Igor Filipenko	2007 annual meeting	187,814,350	3,742
Glenn Patterson	2006 annual meeting	187,814,350	3,742
Joseph Souccar	2006 annual meeting	187,814,350	3,742
Thomas Granville	2005 annual meeting	187,814,350	3,742
Kirk Tierney	2005 annual meeting	187,814,350	3,742
John Petersen	2005 annual meeting	187,814,350	3,742

Form 10-QSB, Page of 14 of 15

The following table summarizes the votes cast with respect to the other proposals considered at our 2004 Annual Meeting:

	Number of shares voted
	For	Against	Abstain	Broker Non-vote
Name change to Axion Power International, Inc.	177,993,653	3,859	6,475	9,807,655
One for 1,600 reverse split followed by 100 for 1 forward split	187,785,616	11,390	14,634	-
Reduce authorized capital stock	183,210,478	438,505	11,973	4,150,685
Ratify by-law amendments;	187,803,644	3,651	4,346	-
Ratify Incentive Stock Plan for employees	183,180,627	462,009	18,320	4,150,685
Ratify Outside Directors’ Stock Option Plan	183,099,724	540,309	20,923	4,150,685
Ratify selection of independent auditor	187,802,651	4,585	4,404	-

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K The registrant filed the following reports on Form 8-K during the period March 1, 2004 through June 30, 2004:

Form 8-K	April 13	Item 5, Other events and Regulation FD Dislosure;

Form 8-K	June 7	Item 5, Other events and Regulation FD Dislosure;

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXION POWER INTERNATIONAL

/s/ Charles Mazzacato

Charles Mazzacato, President
Dated: August 12, 2004

/s/ Peter Roston

Peter Roston, Chief Financial Officer
Dated: August 12, 2004

Form 10-QSB, Page of 15 of 15