Form 10KSB/A
period 2003-12-31
Axion Power International, Inc.
filed 2004-09-01
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2003

Commission File Number 000-22573

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
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

None

Securities Registered under Section 12(g) of the Act

Common Stock, par value $.0001 per share

	Yes	No
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
X

During the year ended December 31, 2003, the registrant had no material revenue.

On August 27, 2004, the quoted bid and asked prices for the registrant’s common stock were $4.90 and $5.75 respectively. Based on the average of the bid and asked prices, the aggregate market value of the 3,252,400 shares of voting common stock held by non-affiliates was $17,319,030.

On August 27, 2004, the number of shares of common stock issued and outstanding was 13,252,100.

Parts of our definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Parts I and III of this Annual Report on Form 10-KSB
	Yes	No
Transitional Small Business Disclosure Format (Check one):		X

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2003, as originally filed on March 30, 2004 is being filed solely to amend Part I, Item 8, Controls and Procedures.

Except as described above, no other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

ITEM 8A #@*#225; CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information we are required to disclose in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, and there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2003, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-KSB was being prepared

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

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

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)

/s/ Charles Mazzacato
Charles Mazzacato, Chief Executive Officer
Dated: August 31, 2004

/s/ Peter Roston
Peter Roston, Chief Financial Officer
Dated: August 31, 2004