Form 10QSB/A
period 2004-03-31
Axion Power International, Inc.
filed 2004-09-01
CIK 1028153

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

Title of each class

Common Stock, par value $.0001 per share

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On August 27, 2004, the number of shares of common stock outstanding was 13,252,100
	Yes	No
Transitional Small Business Disclosure Format (check one):		[X]

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended March 31, 2004, as originally filed on May 14, 2004 is being filed solely to amend Part I, Item 3, Controls and Procedures.

Except as described above, no other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

ITEM 3.	CONTROLS AND PROCEDURES

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

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer. Based on that evaluation, our company’s management including our chief executive officer and our chief financial officer concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls between the date we completed our evaluation and the date of filing of this Report on Form 10QSB.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

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