Form 10QSB/A
period 2004-06-30
Axion Power International, Inc.
filed 2004-09-01
CIK 1028153

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004, as originally filed on August 12, 2004 is being filed solely to amend Part I, Item 3, Controls and Procedures.

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

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer. Based on that evaluation, our company’s management including our chief executive officer and our chief financial officer concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner.

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