Form 10QSB
period 2004-09-30
Axion Power International, Inc.
filed 2004-11-12
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

On November 12, 2004, the number of shares of common stock outstanding was 13,535,500

Transitional Small Business Disclosure Format (check one):            Yes [  ]    No [X]

Form 10-QSB, Page 1 of 16

Form 10-QSB, Page 2 of 16

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
CONSOLIDATED BALANCE SHEET
	September 30, 2004	December 31, 2003
	US$	US$
	(Unaudited)
Assets

Current Assets
Cash & cash equivalent's	$82,060	$455,369
Refundable Taxes	1,231	0
Prepaid expenses	6,714	0
Total current assets	90,006	455,369

Property & equipment (net)	105,063	0

Other Assets:
Notes Receivable	739,100	388,148
Refundable Legal Fees	156,369	0
Contingent future interest in affiliate company	1,794,000	1,794,000

Total Assets	$2,884,538	$2,637,517

Liabilities & Equity

Current Liabilities:
Accounts payable	$123,972	$88,000
Accrued expenses	152,423	0
Balance payable to acquire future interest in affiliate company	100,000	159,000
Contingent portion payable to acquire future interest in affiliate company	1,000,000	1,000,000
Total current liabilities	1,376,395	$1,247,000

Equity:
Common stock-50,000,000 authorized $0.0001 par value
13,535,500 issued & outstanding	1,354	20,183
Additional paid in capital	4,145,154	1,876,634
Accumulated deficit	(2,650,653)	(506,300)
Cumulative Translation adjustment	12,288	0
Total Equity	1,508,143	1,390,517

Total Liabilities & Equity	$2,884,538	$2,637,517

See Notes to Financial Statements.

Form 10-QSB, Page 3 of 16

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Axion as Successor (Unaudited)	2003 Tamboril as Predecessor (Unaudited)	2004 Axion as Successor (Unaudited)	2003 Tamboril as Predecessor (Unaudited)

Net Sales	$0	$0	$0	$0

Selling, General & Administrative Expense	$356,191	73,700	1,068,397	263,625
Research & Development	428,591	0	1,075,956	0
(Loss) Before Income Taxes	(784,782)	(73,700)	(2,144,353)	(263,625)

Income Taxes	0	0	0	0

Net Loss	($784,782)	($73,700)	($2,144,353)	($263,625)

Basic and Diluted Net Loss Per Share	($0.06)	($0.02)	($0.16)	($0.09)

Weighted Average Common Shares Outstanding	13,327,665	3,161,478	13,020,759	2,870,642

See Notes to Financial Statements.

Form 10-QSB, Page 4 of 16

AXION POWER INTERNATIONAL, INC.
(formerly Tamboril Cigar Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2004 Axion as Successor (Unaudited)	2003 Tamboril as Predecessor (Unaudited)

Cash Flows from Operating Activities:
Net Income/Loss	($2,144,353)	($263,625)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Options issued for services	300,077	0
Changes in Operating Assets & Liabilities
Prepaid expenses	(7,945)	0
Accounts payable & accrued expenses	188,395	2,400
Net cash used by operating activities	(1,663,826)	(261,225)

Cash Flows from Investing Activities:
Purchase of equipment	(105,063)	0
Incremental investments in notes receivable	(507,320)	0
Payments made on obligation to acquire affiliated company	(59,000)	0
Net cash used by investing activities	(671,383)	0

Cash Flows from Financing Activities:
Advances from related parties	0	200,500
Proceeds from sale of Common Stock	1,949,612	0
Net cash used by financing activities	1,949,612	200,500

Effect of Exchange Rate on Cash	12,288	0
Net Change In Cash	(385,597)	(60,725)
Cash-Beginning	455,369	67,166
Cash-Ending	$82,060	$6,441

Form 10-QSB, Page 5 of 16

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three- and nine month periods ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

On February 2, 2004, subject to stockholder approval of our Incentive Stock Plan and our Outside Directors’ Stock Option Plan, we issued each of our directors and one outside consultant a 5-year option to purchase 6,300 shares of common stock at a price of $3.20 per share. The plans were approved at our 2004 Annual Meeting of Stockholders on June 4, 2004 and our statement of operations for the three- and nine months ended September 30, 2004 includes $29,837 in compensation expense associated with the foregoing options.

On June 4, 2004, we issued each of our directors and one outside consultant a 5-year option to purchase 3,600 shares of common stock at a price of $5.60 per share. The statement of operations for the three- and nine months ended September 30, 2004 includes $94,003 in compensation expense associated with the foregoing option grants.

Form 10-QSB, Page 6 of 16

In July 2004, the Company entered into four-employment agreements with its chief executive and chief financial officers. In connection with the employment agreements, the company granted non-plan stock options that give the executives the right to purchase an aggregate of 440,000 shares of common stock at a price of $4.00 per share. The options vest equally over four years following the year of grant beginning July, 2005.

In August 2004, in recognition of substantial litigation coordination services provided by the law firm of Petersen & Fefer during the first eight months of the year, the exercise prices of 189,300 previously issued options and 116,700 capital warrants held by members of that firm were reduced from $2.00 per share to $1.00 per share for the remaining terms of such options and warrants. The statement of operations for the three- and nine months ended September 30, 2004 includes $168,664 in compensation expense associated with the foregoing exercise price reductions.

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

If we had generated earnings during the three- and nine months ended September 30, 2004, we would have added 3,167,899 and 3,060,072, respectively, common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. There were no options that would have been required to be added to the weighted shares outstanding in 2003.

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

Under the terms of the agreement Axion paid a total of $694,000 to C&T. The final payment of $1 million will be due when bulk manufacturing processes have been developed for all principal components and there has been sufficient testing to justify a determination that the E3Cell technology is ready for commercialization. Until the full amount has been paid, C&T will retain the equivalent of a purchase money security interest in the E3Cell patents and other intellectual property. No amounts paid to C&T are recoverable. In the event the Company is unable to meet its obligations all amounts paid will be subject to forfeit and expensed in the period that determination is made. The obligation and payments have been reflected in their entirety as an asset and liability.

The agreement also requires the Company to provide funding for ongoing research and development on a monthly basis. Payments and accruals under this section were $856,869 through September 30, 2004. The Company treats this as research and development costs and, accordingly, expenses such costs in the period incurred.

Form 10-QSB, Page 7 of 16

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

Management currently estimates the range of loss to be $100,000 to $150,000, including attorney’s fees. Protracted litigation, or higher than anticipated legal costs, could significantly reduce available working capital and have a material adverse impact on the company’s financial position.

6.	Stockholders' Equity:

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

During the first six months of 2004 the Company sold 462,667 shares of common stock and 462,667 warrants for cash proceeds of $1,213,000, or an effective average price of $2.64 per common share. A total of 175,000 warrants were exercisable at a price of $3.00 for a period of six months from their respective issue dates and at a price of $4.00 for an additional six-month period. The remaining 287,667 warrants were exercisable at a price of $4.00 for a period of six months from their respective issue dates and at a price of $5.00 for an additional six-month period. After deducting approximately $31,000 in commissions and offering costs, the net cash proceeds to the Company were $1,181,692.

During the first nine months of 2004 the Company received cash proceeds of $767,920 from the exercise of 408,400 outstanding warrants, including 119,900 warrants held by officers and directors. Since September 30, 2004, the Company received additional cash proceeds of $100,000 from the exercise of outstanding warrants held by officers and directors.

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

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending September 30, 2004. We do not anticipate that adopting EITF 03-06 will have any impact on our consolidated financial statements.

 Variable Interest Entities: In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). The primary objectives of FIN 46 were to provide

Form 10-QSB, Page 8 of 16

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

Form 10-QSB, Page 9 of 16

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

We commenced operations in September 2003 and have received no revenue since inception. During the fourth quarter of 2003 and the first three quarters of 2004 we incurred net losses, selling general and administrative expenses and research and development expenses as follows:

	Fourth Quarter 2003	First Quarter 2004	Second Quarter 2004	Third Quarter 2004
Selling general and administrative	$252,865	$311,350	$400,857	$356,191
Research and development	$253,435	$281,629	$365,736	$428,591
Net loss	$(506,300)	$(592,979)	$(766,592)	$(784,782)

Our operating expenses are expected to average approximately $300,000 per month until we complete evaluation testing. Thereafter, we expect our operating expenses to increase as we commence preliminary and commercial beta testing, develop prototype production facilities, expand our marketing capabilities and fulfill our obligations as a reporting company under the Exchange Act. While our limited operating history makes it difficult for us to predict future operating results, we expect to incur ongoing losses of increasing magnitude for the foreseeable future.

Our stockholders contributed $1,900,000 in capital during the year ended December 31, 2003. During the first nine months of 2004, we raised $1,949,612 in additional capital from private placements. After giving effect to ($2,650,653) in cumulative operating losses, we had net stockholders equity of $1,508,143 at September 30, 2004. Our ability to continue our research, development and testing will be dependent upon increasing our capital resources.

We had $90,006 in current assets and $1,376,395 in current liabilities at September 30, 2004, resulting in a working capital deficit of ($1,286,389). The bulk of this deficit is attributable to a $1 million technology acquisition payment that we will become payable to C&T upon the successful completion of our alpha testing.

We have 1,796,300 outstanding capital warrants that are exercisable at an average price of $1.94 per share and 896,700 investor warrants that are exercisable at an average price of $1.59 per share. We intend to file a registration statement for the common stock underlying these warrants. Since our investor warrants incorporate provisions that will increase the exercise price if the investor warrants are not exercised within 30 days after the effective date of our planned registration statement, we believe the investor warrants are likely to be promptly exercised. The following table provides summary information on the anticipated proceeds from the exercise of investor warrants.

Warrant	Number of	Primary Exercise Period		Step-up	Secondary Exercise Period
Series	Warrants	Price	Proceeds	Date	Price	Proceeds
Series I	417,100	$1.50	$625,650	30-days	$2.00	$834,200
Series II	225,000	$3.00	$675,000	30 days	$4.00	$900,000
Series III	254,600	$4.00	$1,018,400	30-days	$5.00	$1,273,000

While it is not legally obligated to do so, we believe C&T may decide to offset all or a portion of its $1 million receivable from us against the exercise price of capital warrants held by its shareholders.

We believe our available financial resources and the proceeds from anticipated warrant exercises will be adequate to provide for our cash requirements until we obtain an order of effectiveness for our planned registration statement.

Form 10-QSB, Page 10 of 16

Thereafter, we believe the anticipated cash proceeds from warrant exercises will be adequate to provide for our cash requirements through the completion of our alpha and preliminary beta testing programs. We will not be able to commence commercial beta testing without obtaining additional funds from the sale of additional securities or from other sources. We are presently seeking additional capital. We believe we will need at least $10 million in additional capital when we commence commercial beta testing of our proposed products, however, long-term capital requirements are difficult to plan for companies that are developing new products. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

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

As of the end of the fiscal quarter ended September 30, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and our chief financial officer who concluded that our disclosure controls and procedures are effective. As of September 30, 2004 and the date of this report Charles Mazzacato served as our chief executive officer and Peter Roston served as our chief financial officer. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10QSB.

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

For a detailed description of certain pending legal proceedings, reference is made to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004 and our pending Form S-1 registration statement.

ITEM 2.	CHANGES IN SECURITIES

Reverse Split

For a detailed description of the 1 share for 16 reverse split that we implemented on June 4, 2004, reference is made to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

Recent sales of unregistered securities

For a detailed description of our sales of restricted securities during the first six months of 2004, reference is made to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

Form 10-QSB, Page 11 of 16

Recent Warrant Exercises. In September 2004, we issued 308,400 shares of common stock upon the exercise of previously outstanding warrants. The shares were issued to a total of eight accredited investors for cash proceeds of $617,920, or an effective average price of $2.00 per common share.

The warrant exercise transactions were exempt under Section 4(2) of the Securities Act. Our securities were issued to a total of eight investors, including two directors of our company and six other investors who had purchased investor warrants in connection with our earlier private placement transactions. The seven investors who are citizens or residents of the United States are accredited investors as defined in Rule 501 of Regulation D. Each purchaser was provided with information analogous to the information that would have been required in a registration statement under the Securities Act. No advertising or public solicitation was utilized with respect to the exercise transactions. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption, and all certificates are imprinted with a restrictive legend to that effect.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

For a detailed description of the matters that were submitted for a vote at our 2004 Annual Meeting of Stockholders, reference is made to our Quarterly Report on Form 10-QSB for the period ended June 30, 2004.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K The registrant filed the following reports on Form 8-K during the period March 1, 2004 through September 30, 2004:

Form 8-K	April 13	Item 5, Other events and Regulation FD Dislosure;

Form 8-K	June 7	Item 5, Other events and Regulation FD Dislosure;

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Charles Mazzacato
Charles Mazzacato, President
Dated: November 12, 2004

/s/ Peter Roston
Peter Roston, Chief Financial Officer
Dated: November 12, 2004

Form 10-QSB, Page 12 of 16