Form 10KSB
period 2004-12-31
Axion Power International, Inc.
filed 2005-03-30
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

During the year ended December 31, 2004, we had no revenue.

On March 29, 2005, the quoted bid and asked prices for our common stock were $2.60 and $2.40 respectively. Based on the average of the bid and asked prices, the aggregate market value of the 3,826,233 shares of voting common stock held by non-affiliates was $9,565,582.

On March 29, 2005, the number of shares of common stock issued and outstanding was 14,536,933.

Parts of our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Parts I and III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes ___ No  X

PART I

ITEM 1. — DESCRIPTION OF BUSINESS

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

When used in this Form 10-KSB and our other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.

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

INTRODUCTION

Our company was incorporated in Delaware on January 9, 1997 and operated a cigar manufacturing and distribution business until late 1998. We were inactive from January 1999 until December 2003 when we acquired Axion Power Corporation in a business combination that was structured as a reverse takeover. We changed our name from Tamboril Cigar Company to Axion Power International, Inc. in June 2004. Unless we tell you otherwise, references to “Tamboril” and “Axion (Ontario)” refer to the constituent companies before the business combination and references to “Axion,” “our company,” “we,” “us,” and “our” refer to our combined companies.

We are developing a foundation technology for asymmetrically supercapacitive lead-acid-carbon energy storage devices that we refer to as “e3 Supercells.” Instead of using two lead electrodes like a conventional lead-acid battery, e3 Supercells replace the lead-based negative electrodes with nanoporous carbon electrodes. The result is a new class of hybrid energy storage device that offers both battery and supercapacitor performance characteristics and has a much longer service life. If ongoing development and testing continue to confirm our laboratory results, we believe e3 Supercell power systems may offer a cost-effective alternative to conventional lead-acid batteries that:

•	Charges three to five times faster;

•	Offers three to four times as many charge/discharge cycles in deep discharge applications;

•	Withstands repetitive 90% depth of discharge without significant loss of battery performance; and

•	Requires minimal maintenance.

Initially, we plan to focus on developing e3 Supercells for use in uninterruptible power supplies, which are also known as UPS systems, and DC power systems for communications networks. We selected these markets because worldwide sales of batteries for UPS and communications power systems exceed $2 billion per year, our current prototypes have a form factor that approximates prevailing industry standards and our chief executive has substantial experience and contacts in these markets. Our second target market will be short-term energy storage and buffering systems for grid-connected wind and solar power generating facilities and conventional electric utilities. Our third target market will be power systems for hybrid automobiles. If we can establish a credible presence in one or more of these high value sectors, we may also develop specialized e3 Supercells for a variety of industrial and consumer products including forklifts, wheelchairs and golf carts. There is no assurance that we will be able to develop a product based on our e3 Supercell technology or that we will have the ability to manufacture and market any products we develop.

Since early 2004, we have focused on fabricating and testing material and design evaluation prototypes that range from single cells to complete laboratory prototype multi-cell assemblies. The purpose of these “Laboratory Prototypes” has been to refine our electrochemistry, optimize our production techniques and provide a series of standardized e3 Supercells that can be used for comprehensive performance analysis. Our Laboratory Prototypes cannot be used outside a laboratory setting. However, they are suitable for characterization and performance testing by our principal technical consultants and manufacturing partners.

We have begun preparing detailed drawings and design specifications for a series of application evaluation prototypes that will be tailored to specific uses. We do not expect to begin production of “Application Prototypes” until the second half of 2005. Our Application Prototypes will not be suitable for sale to end-users. However we expect them to be suitable for performance testing by a wide variety of third parties, including UPS manufacturers, communication network operators and other end-users.

Our third development stage will involve producing commercial products in limited quantities for sale to end-users. We plan to develop our “Pilot e3 Supercells” in cooperation with established manufacturers and intend to produce power systems in sufficient quantities to allow an analysis of each product’s commercial potential.

We do not expect to generate revenue from product sales for a period of 18 to 24 months. Our development plan currently contemplates the following market entry schedule for our proposed Pilot e3 Supercell power systems:

June 2006	UPS and DC Power for communications networks.

September 2006	Storage and buffering for conventional electric utilities.

November 2006	Storage for wind and solar power generating facilities.

First Quarter 2007	Power systems for hybrid automobiles.

There is no assurance that we will be able to resolve the known and unknown technical issues and complete the development of our proposed products in a timely manner; or that the cost of future development work will not exceed current budget estimates. Moreover, there is no assurance that power systems based on our e3 Supercell technology will offer the competitive advantages we presently anticipate. Accordingly, there is no assurance that we will ever produce Pilot e3 Supercells or that our proposed products will ultimately be competitive.

RISK FACTORS

Investing in our securities is speculative and involves a very high degree of risk. Stockholders should carefully consider and evaluate all of the information in this report. The following are among the risks we face related to our business, assets and operations. They are not the only risks we face. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.

We are an early stage company and our business and prospects are extremely difficult to evaluate.

Axion (Ontario) commenced operations in September 2003 and then entered into a business combination with Tamboril that closed on December 31, 2003. We do not have a long or stable operating history that you can rely on in connection with your evaluation of our business and prospects. Our business and prospects must be carefully considered in light of the history of the e3 Supercell technology, the origins of our company and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have no revenues and intend to focus on research, development and product testing for an extended period of time. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Raise the necessary capital to finance the continuation of our business until we can introduce a product;

•	Maintain effective control over the cost of our research, development and product testing activities;

•	Develop cost effective manufacturing methods for essential components of our proposed products;

•	Improve the performance of our Laboratory Prototypes and develop Application Prototypes;

•	Produce Application Prototypes in sufficient quantities to support our planned testing activities;

•	Establish facilities and relationships for the manufacturing of our proposed Pilot e3 Supercells;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan;

•	Implement and improve operational, financial and management control systems and processes;

•	Defend our intellectual property rights against potential adverse claims;

•	Respond effectively to competitive developments and changing market conditions;

•	Attract, retain and motivate qualified personnel; and

•	Manage each of the other risks set forth below.

Because of our brief operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we will successfully address the risks identified in this report.

We have no revenue and we do not expect to introduce our first products for 18 to 24 months.

We are engaged in research and development. Our e3 Supercell technology has not reached a point where we can offer products based on the technology. We incurred a net loss of ($506,300) for the year ended December 31, 2003 and a net loss of ($2,908,118) for the year ended December 31, 2004. We expect our net losses for 2005 and 2006 to be significantly higher than our historical losses. We will not be in a position to sell products based on our e3 Supercell technology until we complete the development and testing activities described in this report. We believe the development and testing process will require a minimum of 18 to 24 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially successful.

We depend on proceeds from the sale of our securities to pay our operating costs.

During our first 18 months of operations, our financing activities kept pace with our operating expenditures but our working capital was very limited. We recently received $3,775,000 in net proceeds from a private placement of 381,000 shares of 8% Convertible Senior Preferred Stock that gave investors rights, privileges and preferences that are senior to the rights of common stockholders. We believe our available financial resources and the anticipated proceeds from the exercise of certain warrants will be sufficient to finance our operations for a period of 9 to 12 months from the date of this report. We will probably not be able to complete the development of Application Prototypes or begin production of Pilot e3 Supercell power systems without substantial additional financing. We cannot assure you that additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development and testing activities will be materially and adversely affected and we may be forced to delay the introduction of our proposed products.

We are involved in litigation.

Mega-C Power Corporation (“Mega-C”) is a former licensee of our technology that encountered legal and regulatory problems in the spring of 2003 and subsequently ceased operations. When we purchased the technology in December 2003, we created a trust for the benefit of Mega-C’s creditors and shareholders (the “Mega-C Trust”) that currently holds 7,827,500 shares of our common stock. Our purchase of the technology and our creation of the Mega-C Trust were vigorously opposed by one of Mega-C’s principal promoter groups, which filed a lawsuit against Mega-C, our company and 31 other defendants in February 2004. In response, we filed an involuntary Chapter 11 proceeding against Mega-C for the purpose of protecting our company and our technology. While the litigation against us has been stayed; we believe the Chapter 11 case will ultimately resolve the underlying factual issues in our favor; and we believe the Mega-C Trust has sufficient resources to pay the cost of the Chapter 11 case and provide substantial distributions to Mega-C’s creditors and shareholders, we cannot be certain that our strategy will insulate us from all potential claims arising from the activities of Mega-C. If new or additional claims are asserted, we may incur substantial legal fees and other expenses to defend our position or settle the claims. Substantial outlays for legal fees or settlements could adversely affect our financial condition and operations.

Being a public company has increased our administrative costs.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Rules and regulations promulgated by the SEC have made some activities more time consuming and costly and required us to implement corporate governance and internal control procedures that are not typical for development stage companies. In addition, we incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Exchange Act. During the year ended December 31, 2004, we spent approximately $289,000 for the legal and accounting fees and other costs associated with Exchange Act reporting and compliance. We expect SEC rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract qualified executive officers and retain qualified individuals to serve on our board of directors, particularly to serve on our audit committee.

The growth we seek is rare and inherently problematic.

The realization of our business objectives will require substantial future growth. Growth of this magnitude is rare. If we are able to complete the development of our Application Prototypes, develop Pilot e3 Supercells, introduce our products to the market and grow our business, we expect that rapid growth will place a significant strain on our managerial, operational and financial resources. We must manage our growth, if any, through appropriate systems and controls. We must also establish, train and manage a much larger work force. If we do not manage the growth of our business effectively, our potential could be materially and adversely affected.

We need to improve the performance of our Laboratory Prototypes.

Our Laboratory Prototypes do not satisfy all our performance expectations and we need to improve various aspects of our e3 Supercell technology before we can begin production of Application Prototypes. In particular, we need to increase the energy density of our Laboratory Prototypes and further refine our electrochemistry. There is no assurance that we will be able to resolve the known technical issues. Future testing of our existing Laboratory Prototypes and our proposed Application Prototypes may reveal additional technical issues that are not currently recognized as obstacles. If we cannot improve the performance of our Laboratory Prototypes in a timely manner, we may be forced to redesign or delay the production of Application Prototypes, reconsider our plans to introduce Pilot e3 Supercell power systems or abandon our product development efforts altogether.

We may be unable to develop cost effective manufacturing methods for our carbon electrodes.

The nanoporous carbon electrodes that are the foundation of our e3 Supercell technology are more complex than the lead-based negative electrodes used in conventional batteries. The production of nanoporous carbon electrodes requires extensive processing of carefully selected raw materials and precision fabrication of the finished electrodes. Minor variations in processing and fabrication methods can have a major impact on the performance of the finished electrodes. There is no assurance that we will be able to develop cost effective fabrication methods for our carbon electrodes or manufacture commercial quantities of carbon electrodes that exhibit the performance characteristics of our Laboratory Prototypes. Moreover, there is no assurance that our nanoporous carbon electrodes can be produced at a cost that is reasonably competitive with conventional lead electrodes. If we are unable to develop manufacturing methods that allow us to consistently produce quality carbon electrodes at a competitive cost we will be unable to develop a competitive product based on our technology.

We cannot begin production of Pilot e3 Supercells for 18 to 24 months.

We will not be able to begin production of power systems based on our e3 Supercell technology until we complete our current material and design evaluation, our planned application evaluation and our planned product development. We believe our commercialization path will require a minimum of 18 to 24 months. Even if our material and design evaluation and application evaluation activities are successful, there can be no assurance that we will be able to establish facilities and relationships for the manufacturing, distribution and sale of our proposed Pilot e3 Supercells or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful there can be no assurance that we will realize enough revenue from the sale of products to achieve profitability.

We do not have any vendor contracts.

We currently purchase the raw materials for our carbon electrodes and a variety of other components from third parties. We then fabricate our carbon electrodes and build our Laboratory Prototypes in-house. We do not have any long-term contracts with suppliers of raw materials and components and our current suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials and components could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components, or redesign our proposed products to accommodate available substitutes.

We do not have any manufacturing facilities or manufacturing experience.

Our research and prototype development facility can only accommodate limited production of Engineering and Application Prototypes. Our current facility will not be able to produce our proposed Pilot e3 Supercell power systems. We will not be able to manufacture our proposed products or begin commercial sales unless we establish dedicated manufacturing facilities or enter into agreements for the outsourcing of the manufacturing function. Each of our manufacturing alternatives has a unique risk profile and different financial and managerial requirements. There can be no assurance that we will have the necessary financial resources to establish or acquire suitable manufacturing facilities if and when needed; or that we can negotiate suitable arrangements for the outsourcing of our manufacturing functions. We do not have any manufacturing experience and there is no assurance that we will be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products.

We will be a small player in an intensely competitive market and may be unable to compete.

The lead-acid battery industry is large, intensely competitive and resistant to technological change. If our product development efforts are successful, we will have to compete or enter into partnering arrangements with well-established companies that are much larger and have greater financial, capital and other resources than we do. We may be unable to convince end users that products based on our e3 Supercell technology are superior to available alternatives. Moreover, if competitors introduce similar products, they may have a greater ability to withstand price competition and finance their marketing programs. There is no assurance that we will be able to compete effectively.

We may be unable to enforce or defend our ownership of proprietary technology.

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our e3 Supercell technology. The intellectual property we purchased from C&T includes three issued patents that cover various aspects of the e3 Supercell technology. We plan to file additional patent applications in the future. However the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our e3 Supercell technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

New technology may lead to the development of superior competitive products.

Research into the electrochemical applications for carbon nanotechnology is proceeding at a rapid pace and many private and public companies and research institutions are actively engaged in the development of new battery technologies based on carbon nanotubes, nanostructured carbon materials and other non-carbon materials. These new technologies may, if successfully developed, offer significant performance or price advantages when compared with our e3 Supercell technology. There is no assurance that our existing patents or our pending and proposed patent applications will offer meaningful protection if a competitor develops a novel product based on a new technology.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key scientists and engineers, many of whom are Russian expatriates living in Canada. Given the competitive nature of our industry and our reliance on expatriates, the risk that one or more of our key scientists and engineers will resign their positions is high and could have a disruptive impact on our operations. If any of our key scientists or engineers is unable or unwilling to continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of our key scientists or engineers joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. We do not maintain key-man insurance for any of our key employees.

Our directors and officers effectively control management and the outcome of any stockholder vote.

We had 14,536,933 common shares outstanding on the date of this report, including 7,827,500 shares held by the Mega-C Trust. The Mega-C Trust is required to vote its shares proportionally with the votes cast by our other stockholders. Therefore, the holders of the 6,709,433 shares that are not owned by the trust will decide all matters that are submitted for a stockholder vote. Since our directors and officers own or control 2,580,500 shares of common stock, 82,000 shares of preferred stock that are presently convertible into 411,200 shares of common stock, and warrants and options that are presently exercisable to purchase 1,774,300 additional shares of common stock, they will have the effective power to control management and the outcome of any stockholder vote until a substantial number of shares are sold or distributed by the trustee.

Our certificate of incorporation and by-laws provide for indemnification and exculpation of our officers and directors.

Our Certificate of Incorporation provides for indemnification our officers, directors and employees to the fullest extent permitted by Delaware law. It also provides exculpation of our directors for monetary damages arising from breach of their fiduciary duties in cases that do not involve fraud or willful misconduct. Insofar as indemnification for liabilities arising under the securities laws may be permitted to directors, officers or persons controlling our company pursuant to any of the foregoing, we have been advised that the SEC believes such indemnification is against public policy as expressed in the securities laws and is therefore unenforceable.

We intend to offer generous equity compensation packages to our management and employees.

As a key component of our growth strategy, we intend to offer generous equity compensation packages to our management and employees. We believe such compensation packages will allow us to provide substantial incentives while minimizing our cash outflow. Nevertheless, we will be required to account for the fair market value of compensatory stock issuances as operating expenses. During the year ended December 31, 2004 we incurred $18,225 in non-cash compensation expense associated with equity compensation arrangements. We expect to incur increasing amounts of non-cash compensation expense in future periods. The non-cash expenses associated with equity compensation are expected to materially and adversely affect our future operating results.

We have issued a large number of convertible securities, warrants and options that may significantly increase the number of shares outstanding.

We had 14,536,933 shares of common stock outstanding on the date of this report and our outstanding preferred stock is presently convertible into 1,880,417 shares of common stock. We have also issued:

•	3,129,700 warrants that presently entitle the holders to purchase common stock at prices ranging from $1.00 to $4.00 per share and average $2.25 per share;

•	383,300 vested stock options that presently entitle the holders to purchase common stock at prices ranging from $1.00 to $3.20 per share and average $1.33 per share; and

•	493,050 unvested stock options that will, in the future, entitle the holders to purchase common stock at prices ranging from $3.20 to $5.60 per share and average $4.14 per share.

In addition, we are authorized to issue additional options and incentive awards for 1,027,850 shares under our incentive stock and directors’ option plans. If all holders of our derivative securities immediately exercised their conversion and stock purchase rights, we would receive $7,542,490 in cash proceeds from the exercise of warrants and vested options and have a total of 19,930,350 shares of common stock outstanding.

Planned registrations of our outstanding securities and future sales under Rule 144 are likely to substantially increase the supply of freely transferable shares and depress the market price of our stock.

A total of 623,200 outstanding shares are freely transferable under the Securities Act, 7,327,500 shares have been registered for resale and approximately 4,988,300 shares are presently eligible for resale pursuant to SEC Rule 144 (subject to volume and manner of sale restrictions). Our planned registrations of additional securities have the short-term potential to significantly increase the number of potentially transferable shares. In particular:

•
We are obligated to promptly file a registration statement under the Securities Act for the resale of up to 1,880,417 shares of common stock that are presently issuable upon the conversion of the preferred stock we sold in a recent private placement;

•
We are obligated to promptly file a registration statement under the Securities Act for the resale of 365,200 shares of common stock that have been issued and 3,319,700 shares of common stock that are presently issuable upon the exercise of outstanding warrants;

•
We plan to file a registration statement under the Securities Act for 779,200 shares of common stock underlying our outstanding contractual stock options and 1,250,000 shares that are issuable in connection with incentive awards under our incentive stock and directors’ option plans.

When the foregoing registration statements are declared effective, all of the shares included in the registration statements will be eligible for resale under the Securities Act. A substantial increase in the supply of transferable shares is likely to depress the market price of our stock. If holders of our stock were to offer a substantial number of shares for sale at or about the same time, the price decline would probably be dramatic. The availability of a large supply of transferable shares might make it more difficult for us to sell common stock in the future or reduce the price at which we could sell shares of our common stock.

We do not control the Mega-C Trust and we have no power to control the trustee’s decisions to effect sales or in-kind distributions of our shares.

While we believe the provisions of the trust agreement will be adequate to protect our company from the potential claims of Mega-C’s creditors and shareholders, we do not control the Mega-C Trust and we have no power to control the trustee’s decisions to effect sales or in-kind distributions of our shares. As a result of the involuntary Chapter 11 bankruptcy case that we commenced against Mega-C, the activities of the trustee became subject to Bankruptcy Court supervision. The disposition of the shares held by the Mega-C Trust will ultimately be governed by the terms of Mega-C’s Chapter 11 plan of reorganization. There can be no assurance that the Mega-C Trust will not distribute shares to persons that we would choose to exclude from share ownership if we had the power to do so.

We will try to use our stock to finance acquisitions.

As a key component of our growth strategy, we intend to acquire complimentary technologies, facilities and other assets. Whenever possible, we will try to use our stock as an acquisition currency in order to conserve our available cash resources for operational needs. Future acquisitions may give rise to substantial charges for the impairment of goodwill and other intangible assets that would materially and adversely affect our reported operating results. Any future acquisitions will involve numerous business and financial risks, including:

•	Difficulties in integrating new operations, technologies, products and staff;

•	Diversion of management attention from other business concerns; and

•	Cost and availability of acquisition financing.

We will need to be able to successfully integrate any businesses we may acquire in the future, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Because of factors unique to us, the market price of our common stock is likely to be volatile.

Daily trading in our common stock commenced in January 2004. Because of the manner in which we became a public company; the relatively small number of shares currently available for resale; the large number of shares that will be sold or distributed by the Mega-C Trust; the early stage of our business and numerous other factors, the trading price of our common stock is likely to be highly volatile. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by competitors; changes in competitive conditions or trends in the battery industry; changes in governmental regulation and changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general, could adversely affect our future stock price. Investors should not purchase our shares if they are unable to suffer a complete loss of their investment.

Our current “bid” and “asked” prices may not stabilize at current levels

During our first year of operations, our stock was only quoted on the OTC Pink Sheets. While our stock has been quoted on the OTC Bulletin Board since January 20, 2005, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing bid and asked prices were $2.60 and $2.40 per share, respectively, on March 29, 2005. The current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

There is no assurance that our Amex listing application will be approved in a timely manner.

We filed an American Stock Exchange (“Amex”) listing application in April 2004. When we filed a registration statement for the resale of the shares held by the Mega-C Trust, the Amex suspended the processing of our application until the SEC review process was completed. While our registration statement for the shares held by the Mega-C Trust was declared effective on January 7, 2005, we did not satisfy the Amex’s quantitative listing standards until we sold $3.8 million of our preferred stock in March 2005. Those stock sales gave us sufficient net worth to satisfy the quantitative listing standards. However, there can be no assurance respecting the length of time it may take to complete the application process or obtain an Amex listing. Until our common stock is approved for listing on the Amex, the only available market will be the OTC Bulletin Board.

Our common stock is presently subject to the "penny stock" rules which may make it a less attractive investment.

SEC rule 3a51-1 defines a "penny stock" as any equity security that is not listed on the Nasdaq system or a national securities exchange and has an inside bid price of less than $5 per share. Our common stock is currently subject to the penny stock rules. Before effecting a transaction that is subject to the penny stock rules, a broker-dealer must make a determination respecting the suitability of the purchaser; deliver certain disclosure materials to the purchaser and receive the purchaser's written approval of the transaction. Because of these restrictions, most broker-dealers refrain from effecting transactions in penny stocks and many actively discourage their clients from purchasing such securities. Therefore, both the ability of a broker-dealer to recommend our common stock and the ability of holders of our common stock to sell their shares in the secondary market is likely be adversely affected. Until the inside bid price of our stock exceeds $5 per share, the penny stock rules will decrease market liquidity and make it difficult for you to use our stock as collateral.

HISTORICAL OVERVIEW

C and T Co. Inc. (“C&T”) was the original developer of the e3 Supercell technology. In December 1999 C&T entered into a joint venture for the commercialization of the e3 Supercell technology and in September 2001 the joint venture granted Mega-C a license to develop the e3 Supercell technology for use in “stationary applications.” Over the next 18 months, Mega-C raised substantial capital from investors and spent a portion of those funds to develop the e3 Supercell technology. In March 2003 the Ontario Securities Commission (the “OSC”) began an investigation into the fundraising activities of Mega-C and its promoters. As a result, Mega-C became unable to finance its business activities and C&T terminated the joint venture agreement and Mega-C’s license in June 2003.

The termination of Mega-C’s business and license precipitated two lawsuits and an arbitration involving Mega-C and its principal promoter groups. While the pleadings in those cases focus on conflicting claims to the ownership of Mega-C shares, disagreements over the resale of Mega-C shares and disagreements over the parties’ respective interests in the e3 Supercell technology, we believe the primary objective of all parties was to avoid responsibility by blaming somebody else for Mega-C’s business failure.

The founders of Axion (Ontario) included the operations manager of Mega-C, the president of C&T and nine Mega-C shareholders who together with family members had invested approximately $4.3 million in Mega-C and collectively owned approximately 10% of Mega-C’s outstanding stock. These previously unrelated parties decided to join forces in the summer of 2003 in an effort to salvage their investments by developing a restructuring plan for Mega-C. In connection with their initial restructuring efforts, the founders of Axion (Ontario) loaned $390,000 to Mega-C and received 780,000 shares of Mega-C stock as partial consideration for the loans, effectively increasing their combined ownership to approximately 15%. While their combined ownership did not give the founders of Axion (Ontario) control over Mega-C, the $390,000 in loans gave them substantial influence over Mega-C’s affairs.

When it became apparent that Mega-C’s numerous problems could not be resolved without extraordinary effort and expense, the founders of Axion (Ontario) concluded that the only reasonable course of action would be to organize a new company to develop the e3 Supercell technology. Axion (Ontario) was incorporated in September 2003 and negotiated a new license from C&T that gave Axion (Ontario) the right to purchase the patents, patent applications, technical know how and other intellectual property embodied in the e3 Supercell technology, together with all of C&T’s reserved royalties and other rights to the e3 Supercell technology.

The opportunity to acquire ownership of the e3 Supercell technology was the driving force behind the business combination between Axion (Ontario) and Tamboril. When we negotiated the business combination, we believed that consolidation of ownership and development work in a single entity would reduce the cost and complexity of future research and development, mitigate the risks associated with the prior activities of Mega-C, facilitate the development of the e3 Supercell technology and simplify the introduction of products based on the technology. Since there was little question that the royalties retained by C&T in its original license to Mega-C would constitute the bulk of Mega-C’s potential profit from the sale of e3 Supercell products, we concluded that Mega-C’s potential claims to residual license rights were irrelevant. In our worst-case scenario, we believed our company would have:

•	The unrestricted right to commercialize the e3 Supercell technology in all applications; and

•	The right to receive all royalties and other payments that C&T had reserved under its original agreements with Mega-C and its promoters.

In December 2003, we closed a business combination with Axion (Ontario) and C&T that was structured as a reverse takeover of Axion (Ontario) coupled with a purchase of the e3 Supercell technology from C&T. In connection with the business combination:

•	We issued 233,400 common stock purchase warrants in satisfaction of certain debts we owed to our former principal stockholders;

•	We issued 10,739,500 shares of common stock and 842,000 common stock purchase warrants in exchange for 100% of the outstanding securities of Axion (Ontario);

•	C&T purchased 1,250,000 shares of common stock from our former principal stockholders;

•	We purchased all of C&T’s interest in the e3 Supercell technology for 1,592,600 common stock purchase warrants; and

•	C&T reserved its rights to receive $1,794,000 in cash license fees provided for in the original agreement with Axion (Ontario).

In light of the OSC investigation, the participation of Mega-C’s operations manager and C&T’s president and their earlier efforts to develop a restructuring plan for Mega-C, the founders of Axion (Ontario) believed it would be imprudent to implement a go-forward strategy that protected their personal interests but left the remaining Mega-C shareholders exposed. Therefore, as a negotiated element of the business combination, we created the Mega-C Trust for the purpose of:

•	Preserving the equitable interests of Mega-C’s creditors and shareholders in the e3 Supercell technology;

•	Insulating our company and the technology from risks associated with Mega-C’s legal problems; and

•	Holding a substantial interest in our company until Mega-C’s legal problems were resolved.

Of the 10,739,500 shares that we issued in exchange for the stock of Axion (Ontario), 7,327,500 shares, or 68.2%, were contributed to the Mega-C Trust. The remaining 3,412,000 shares were distributed among the shareholders of Axion (Ontario). In February 2005, we agreed to contribute $100,000 in cash and 500,000 additional shares to the Mega-C Trust, thereby increasing the total trust corpus to 7,827,500 shares.

The Mega-C Trust was intended as a bankruptcy alternative that would pay Mega-C’s debts; distribute our stock to Mega-C shareholders who purchased shares for cash or held a small number of shares; and distribute cash to other Mega-C shareholders who did not pay cash but were not involved in illegal activities.

The decisions to create Axion (Ontario), negotiate a new license for the e3 Supercell technology, engage in the business combination transaction and create the Mega-C Trust were vigorously opposed by one of Mega-C’s principal promoter groups. In February 2004, these promoters filed a lawsuit against Mega-C, our company and 31 other defendants that claimed an ownership interest in the e3 Supercell technology and a conspiracy to deprive Mega-C and its promoters of their rights to the technology. We believed the lawsuit was without merit and ultimately concluded that a Chapter 11 reorganization of Mega-C would be the most efficient way to determine the rights and responsibilities of the various parties. Based on our prior loans to Mega-C, we filed an involuntary Chapter 11 bankruptcy petition against Mega-C in April 2004.

For the last 13 months, we have devoted substantial energy and financial resources to defending the pending litigation and helping Mega-C reconstruct its history from inadequate records. In February 2005, the Bankruptcy Court appointed an independent trustee to manage Mega-C’s reorganization and stayed all of the pending litigation pending a report from the Chapter 11 trustee respecting the impact of the lawsuit on Mega-C’s Chapter 11 case. In connection with the appointment of an independent trustee, we amended the trust agreement to eliminate certain protocols, procedures and requirements that are inconsistent with the Bankruptcy Act. While the Mega-C Trust will sell shares of our stock for the purpose of financing Mega-C’s bankruptcy, we have no duty to underwrite or pay the costs of resolving Mega-C’s problems.

DESCRIPTION OF OUR BUSINESS

Introduction

We are developing a foundation technology for a new class of lead-acid-carbon energy storage devices that we refer to as “e3 Supercells.” Reduced to fundamentals, we have combined elements of an advanced lead-acid battery with elements of a carbon-carbon supercapacitor to produce a hybrid energy storage device that offers a unique combination of battery and supercapacitor performance characteristics. The following sections summarize the basic differences between batteries, supercapacitors and e3 Supercells.

How batteries work Batteries store energy in chemical form and have three basic components in each cell:

•	a positively charged electrode which is called an “anode;”

•	a negatively charged electrode which is called a “cathode;” and

•	an electrolyte that transports electricity through the system.

When a battery is discharged the anode, cathode and electrolyte all undergo major chemical reactions that release and transport electricity. In rechargeable batteries, the chemical reactions are “reversible.” So the battery can be discharged and then recharged for subsequent use. Nevertheless, the chemical reactions are never perfectly reversible and performance degrades over time. As a result, rechargeable batteries invariably have limited service lives that are frequently described in terms of an expected number of charge/discharge cycles at a specified depth of discharge. In most cases, discharge beyond design limits significantly shortens battery life.

How supercapacitors work A supercapacitor also has two electrodes and an electrolyte, but instead of storing energy in chemical form, a supercapacitor stores electricity as an electrostatic charge that clings to the surface of the electrodes. Since the electrodes and the electrolyte in supercapacitors do not undergo major chemical changes with each charge/discharge cycle, their service lives are effectively unlimited and they are not subject to the depth of discharge limitations that are typical in rechargeable batteries.

How e3 Supercells work Our e3 Supercells replace the lead-based cathodes in conventional lead-acid batteries with nanoporous activated carbon cathodes similar to those found in supercapacitors. The result is a new class of hybrid energy storage device that has elements of both batteries and supercapacitors, offers both battery and supercapacitor performance characteristics and has a much longer service life. If ongoing development and testing continue to confirm our laboratory results, we believe e3 Supercells may offer a cost-effective alternative to conventional lead-acid batteries that:

•	Charges three to five times faster;

•	Offers three to four times as many charge/discharge cycles in deep discharge applications;

•	Withstands repetitive 90% depth of discharge without significant loss of battery performance; and

•	Requires minimal maintenance.

    Where e3 Supercells fit in energy storage There are four basic classes of energy storage devices: capacitors, supercapacitors, batteries and flywheels. Within these basic classes, individual devices are usually described in terms of “energy,” which refers to the amount of electricity that can be stored in the device, and in terms of “power,” which refers to how quickly the stored electricity can be delivered by the device. The following chart provides a basic overview of the range of energy and power densities that are typical for lead acid batteries and supercapacitors. It also shows the range of energy and power densities that we believe we will be able to achieve if our e3 Supercell technology can be successfully developed.

We have no products and no revenue. Initially, we plan to focus on developing e3 Supercells for use in UPS systems and DC power systems for communications networks. Our second target market will be short-term energy storage and buffering systems for grid-connected wind and solar power generating facilities and conventional electric utilities. Our third target market will be power systems for hybrid automobiles. If we can establish a credible presence in one or more of these high value sectors, we may also attempt to develop specialized e3 Supercells for a variety of industrial and consumer products including forklifts, wheelchairs and golf carts. There is no assurance that we will be able to develop a product based on our e3 Supercell technology or that we will have the ability to manufacture and market any products we develop.

Industry overview

The battery industry manufactures devices that store electrical energy in chemical form for use on demand by an electrical apparatus. The products produced by battery manufacturers range from simple batteries that provide electricity at the flip of a switch to smart batteries that use sophisticated systems to control charging, discharging and other operating parameters. The battery industry is experiencing a period of rapid growth that is fueled in part by:

•	Environmental concerns over transportation systems that rely on fossil fuels;

•	Economic concerns over the availability and cost of fossil fuels;

•	The emergence of new technologies for communications, transportation and power generation; and

•	Rapid development and industrialization in less developed countries.

Notwithstanding the rapid and sustained growth, the battery industry faces a number of important technical challenges, including:

•	Developing products that have improved power output to weight ratios;

•	Developing products that have faster charge and discharge rates;

•	Developing products that can withstand repeated charge/discharge cycling without loss of performance;

•	Developing products that make a greater proportion of the stored energy available for use; and

•	Developing products that can be recycled using existing technologies and infrastructures.

In response to these challenges, the battery industry is developing and introducing new products based on technologies that are increasingly complex, sophisticated and expensive. We believe growth and technical change in the battery industry will continue to accelerate for the foreseeable future.

Overview of lead-acid battery technology

The most common form of electrochemical battery is the lead-acid battery. Lead-acid batteries are essential components in a wide variety of consumer and industrial products including:

•	Automotive electrical systems;

•	Golf carts, wheelchairs, forklifts and other motive applications;

•	UPS systems for computers and sensitive electronics; and

•	DC power systems for communications networks.

Despite their market prominence, lead-acid batteries have a number of significant limitations, including:

•	Limitations on acceptable charge and discharge rates;

•	Life spans that are limited by internal chemical processes that deteriorate over time and significantly impact battery performance after a predictable number of discharge cycles;

•	Limitations on the proportion of stored energy that can be used without damaging the battery; and

•	Substantial maintenance requirements.

A conventional lead-acid battery contains two lead-based electrodes, one negative and one positive. In most cases, these lead electrodes are the primary life-limiting components. Over the life of a typical lead-acid battery, internal chemical processes including sulfate crystallization, mass shedding and electrode grid corrosion result in progressive and irreversible deterioration of the electrodes. As the electrodes deteriorate, the battery loses its ability to accept and hold a charge. Eventually, the only alternative is to replace the battery.

Lead-acid batteries deteriorate at different rates due to a variety of factors including the number of times the battery is charged and discharged; the rate of charge; the rate and depth of discharge; and environmental conditions that effect internal electrochemistry.

Despite the inherent weaknesses of lead-acid technology, the global market for lead-acid batteries accounts for approximately $30 billion in annual sales. We believe demand for lead-acid batteries will continue to expand rapidly for the foreseeable future.

Enabling technology platform

We believe our e3 Supercell represents an enabling technology for key commercial and industrial markets including UPS systems and D.C. Power Systems for communications networks that currently account for almost $2 billion in annual battery sales. We also believe power systems based on our e3 Supercell have the potential to offer substantial cost and performance advantages over the power systems for hybrid electric vehicles, a market that is projected to grow to approximately $10 billion annually over the next 15 years.

Since power systems based on our e3 Supercell technology have the potential to offer three to four times as many charge/discharge cycles in deep discharge applications and reduce per cycle battery costs by up to 70%, we also believe our e3 Supercell may represent an enabling technology for cost-effective short-term storage of electricity produced by alternative generating facilities and traditional grid connected utilities. If we can engineer cost effective short-term energy storage systems, the demand could be substantial.

Applied nanotechnology solutions

The National Nanotechnology Initiative (the “NNI”) is a federal research and development program created by the White House to coordinate multi-agency efforts in nanoscale science, engineering, and technology. Seventeen Federal agencies including the Department of Energy participate directly in the NNI and a variety of other education and research organizations contribute to the NNI through studies, cooperative research and development projects and other collaborations. The NNI broadly defines a new technology as "nanotechnology" if it includes each of the following elements:

•	Research and technology development at the atomic, molecular or macromolecular levels, in the length scale of approximately 1 to 100 nanometers;

•	Creating and using structures, devices and systems that have novel properties and functions because of their small and/or intermediate size; and

•	Ability to control or manipulate on the atomic scale.

We do not build nanostructures by manipulating individual atoms or molecules. Instead, we begin with activated carbon and use proprietary technology to:

•	Optimize naturally occurring porosity in the 10- to 100-nanometer in size range;

•	Create massive structural permeability; and

•	Integrate processed carbon into a self-regulating system results in a unique combination of battery and supercapacitor characteristics.

In a small but important way, we believe our methods for making nanostructure enhanced carbon electrodes are properly classified as applied nanotechnology.

Our e3 Supercell design

The full technical description of power storage system based on our e3 Supercell technology is a “multi-celled asymmetrically supercapacitive lead-acid-carbon hybrid battery.” Where a lead-acid battery uses two lead-based electrodes in each cell, our e3 Supercell battery uses a lead-based electrode for the positive poles and polarizable nanoporous carbon electrodes for the negative poles. This eliminates the physical deterioration associated with lead-based negative electrodes and gives our e3 Supercells a number of supercapacitive characteristics. As a result, our e3 Supercells are expected to perform better in high performance applications where rapid charge rates and the ability to withstand a large number of charge and deep discharge cycles are critical requirements.

We are devoting substantial financial and technical resources to the development of manufacturing techniques will allow us to manufacture nanoporous carbon electrodes at a cost that is reasonably competitive with the cost of conventional lead electrodes. If we are unable to manufacture quality electrodes at a competitive cost we will be unable to develop a competitive product based on our e3 Supercell technology

In many respects, the configuration of our e3 Supercells will be similar to conventional lead-acid batteries. Our e3 Supercells, each of which has a maximum power output of approximately 2.4 volts, will be arranged in a multi-cell configuration and use similar positive electrodes, separators, terminals, electrolytes and assembly techniques. Because of the parallels, our finished product is expected to look similar to a conventional battery. We believe the production of e3 Supercells should be largely compatible with existing lead-acid battery production facilities and assembly processes. If our e3 Supercell technology is well received, we believe lead-acid battery manufacturers will be able to adapt existing production lines to our e3 Supercell technology for a fraction of the cost of a new facility.

Our Commercialization Path

Our commercialization path involves a four-stage process that began with several years of basic research and has now progressed through the fabrication and testing of Laboratory Prototypes. When our material and design evaluation and characterization activities are sufficiently advanced, we intend to begin fabricating and testing more robust Application Prototypes that are designed to meet the requirements of specific applications. If our application specific testing is successful, we intend to manufacture Pilot e3 Supercell power systems in sufficient volume to determine whether our proposed products can be successfully commercialized.

Material and design evaluation stage Our principal laboratory research is complete. Since early 2004, we have focused on fabricating and testing a variety of Laboratory Prototypes that include:

•	e3 Supercells with a single lead electrode (“single plate cells”) that are used to evaluate the performance of specific components and electrochemical formulations;

•	e3 Supercells with multiple lead electrodes (“multi-plate cells) that are used to evaluate the likely performance characteristics of our proposed products;

•	e3 Supercell power systems fabricated from single-plate cells that are used to determine how our e3 Supercell technology functions in an integrated system; and

•	e3 Supercell power systems fabricated from multi-plate cells that are used to determine whether our proposed designs will consistently meet our performance expectations.

The primary goal of our material and design evaluation activities has been to further refine our electrochemistry, optimize our production techniques and provide a series of standard prototypes that can be used for comprehensive performance analysis. Our current Laboratory Prototypes cannot be used outside a laboratory setting. However, they are suitable for independent testing by third party technical consultants and manufacturing partners.

The three key participants in our material and design evaluation activities are Dr. Brian Conway, a Professor Emeritus of Chemistry at the University of Ottawa and a recognized expert in the field of advanced batteries and electrochemistry, East Penn Manufacturing Company, Inc., one of the largest independent battery manufacturers in North America, and Sandia National Laboratories, an independent testing facility owned by the U.S. Department of Energy and managed by Lockheed Martin Corporation.

Dr. Conway has been actively involved in the development and testing of our e3 Supercell technology for several years. His earlier testing of early laboratory prototypes and his more recent testing of our Laboratory Prototypes demonstrated the principal performance characteristics of our e3 Supercell technology and provided substantial technical guidance to our scientific and engineering teams. We believe our technical consulting relationship with Dr. Conway will continue for the foreseeable future.

We have entered into a memorandum of understanding with East Penn that establishes the framework for a three-phase joint development and testing program that includes pre-commercial laboratory testing; pre-commercial product testing; and co-development of a series of Pilot e3 Supercells. We believe this joint development and testing program will, if successfully completed, advance our e3 Supercell technology from the material evaluation stage to initial product rollout. Our MOU with East Penn only provides a general framework for our planned cooperation and does not include a detailed listing of the tasks to be completed, a complete allocation of the anticipated costs or the specific terms of the future economic relationship between our companies. Instead, the MOU contemplates that each stage of the testing and development process will be described in a more detailed agreement that clearly defines the respective rights and responsibilities of the parties.

In cooperation with East Penn, we have negotiated the terms and testing protocols for an independent testing contract with the U.S. Department of Energy’s Sandia National Laboratories. We are presently engaged in performing an in-house version of the proposed Sandia tests using our Laboratory Prototypes. When our in-house testing is completed, we will send the Laboratory Prototypes to Sandia for independent confirmation of our test results. We expect Sandia to complete its formal independent testing of our Laboratory Prototypes in the first quarter of 2005. Based on the results of that testing, we intend to finalize the designs for our first Application Prototypes and begin the procurement process for the necessary components.

Application evaluation stage If our material evaluation activities continue to yield favorable results, we plan to commence an application-specific testing program in the second half of 2005. We have begun the process of designing Application Prototypes that are tailored to the particular requirements of the UPS and communications markets. During the first stage of the application evaluation process, we intend to:

•	Fabricate a series of preliminary Application Prototypes;

•	Conduct extensive in-house performance testing;

•	Design a standardized Application Prototype for use in field testing; and

•	Establish the necessary manufacturing and quality control protocols;

There is no assurance that our preliminary application evaluation activities will be successful or that we will ever be in a position to proceed to the field-testing phase of the application evaluation process. We believe our proposed field-testing program will include the following additional tasks:

•	Fabricate Application Prototypes in sufficient quantities to support the field testing program;

•	Deliver Application Prototypes to our testing partners for assessment, evaluation and testing in specific environments;

•	Provide engineering and technical support to our testing partners in connection with their assessment, evaluation and testing activities;

•	Analyze the performance of our Application Prototypes and make any required changes to accommodate the needs of our testing partners and their customers; and

•	Finalize the designs and specifications for our first generation of Pilot e3 Supercell power systems.

We believe the design and testing of Application Prototypes will require a minimum of twelve months. During the application evaluation stage, our goal will be to test Application Prototypes under carefully monitored real world conditions. We believe the application evaluation process will give us a fuller understanding of the strengths and weaknesses of our e3 Supercell technology and the needs of our potential customers. We also believe our application evaluation activities are likely to reveal additional technical issues and opportunities that cannot be accurately assessed at the present time.

We plan to work directly with the Powerware division of Eaton Corporation, a major manufacturer of UPS equipment, during the application evaluation stage. Powerware is a worldwide leader in the UPS equipment market and generates over $1 billion in annual sales. During the early months of the application evaluation process, we will work closely with Powerware to develop detailed technical specifications for the Application Prototypes that will be used in our planned field tests. We will also finalize the design of our Application Prototypes and begin fabrication.

While certain details of our relationship with Powerware remain unresolved at the date of this report, we believe our proposed testing partnership with Powerware will give us the advantage of their significant technical expertise and field support while giving them an opportunity to participate in the early development of a promising technology. Once our Application Prototypes have been designed and built, we believe several other leaders in the UPS and telecommunications power systems industry will participate as testing partners.

Pilot commercial production If our proposed Application Prototypes retain the performance characteristics of our Laboratory Prototypes and offer the competitive advantages we presently anticipate, our final development stage will involve the production of Pilot e3 Supercells for limited sale to end users. These Pilot e3 Supercells will typically be developed in cooperation with established manufacturers and produced in sufficient quantities to permit a detailed analysis of the proposed product’s commercial potential. We do not expect to begin production of Pilot e3 Supercells until the second half of 2006. If we proceed to the pilot commercial production stage we will need to:

•	Develop fabrication and assembly processes for standardized Pilot e3 Supercell power systems;

•	Plan, design and build a dedicated facility for the production of Pilot e3 Supercells in commercial lots;

•	Expand the application evaluation process to additional testing partners in our selected market segments for the purpose of developing a customer base for our Pilot e3 Supercell power systems; and

•	Develop a strategy for the production and commercial introduction of our Pilot e3 Supercells.

There is no assurance that we will be able to resolve the known technical issues and complete development of our proposed Pilot e3 Supercells in a timely manner; or that the cost of future development work on our proposed Pilot e3 Supercells will not exceed current budget estimates.

Anticipated testing costs We believe our material and design evaluation and application evaluation activities can be conducted using our existing facilities and resources. The budgeted cost of our material and design evaluation and application evaluation activities is approximately $6 million. The eventual production of Pilot e3 Supercells will be considerably more expensive and require an investment of approximately $10 million. We believe the anticipated proceeds from the exercise of our outstanding warrants will be sufficient to pay the anticipated costs of our planned material and design evaluation and our initial application evaluation activities. Our available resources, however, will not be sufficient to pay the anticipated costs of producing Application Prototypes for field-testing. We believe, however, that financing opportunities will become available as our evaluation and testing progress, particularly if the intermediate results we obtain are favorable.

Testing and development facilities Our current research and development facility is the cornerstone of our testing and prototype development program. The principal function of this facility is to insure that formulations, constructs and fabrication methods that succeed in the laboratory are tested in-house under controlled conditions. We have the in-house ability to process our raw materials, fabricate our electrodes and build prototype e3 Supercells in small quantities for material, design and application evaluation purposes. Performing the entire fabrication process in-house gives us better control over the quality of our prototypes and helps integrate the work of our research team with the practical issues faced by our engineering team. We believe our research and development facility is likely to shorten our product development cycles and improve the coordination between our scientific and engineering teams. Our research and development facility will never generate an operating profit, however we believe the ability to combine scientific research and prototype production in a single facility will increase the probability that any new facilities we establish in the future will be able to produce quality products at predictable competitive prices.

Market entry schedule We do not expect to generate revenue from product sales for a period of 18 to 24 months. Our current development plan contemplates the following market entry schedule for our Pilot e3 Supercells:

June 2006	UPS and DC Power for communications networks.

September 2006	Storage and buffering for conventional electric utilities.

November 2006	Storage for wind and solar power generating facilities.

First Quarter 2007	Power systems for hybrid automobiles.

There is no assurance that our proposed Pilot e3 Supercells will offer the competitive advantages we presently anticipate. Accordingly, there is no assurance that we will ever begin production of Pilot e3 Supercells or that any Pilot e3 Supercells we produce will ultimately be competitive.

Commercial rollout We do not have a well-defined strategy for the mass production and commercial rollout of our proposed products. We may decide to build our own production facilities and develop our own distribution capacities, or we may decide to enter into partnerships, joint ventures and other arrangements with existing battery manufacturers who have excess production and distribution capabilities. There is no assurance that we will be able to establish the necessary manufacturing facilities when needed, or effectively manage the manufacturing, marketing and distribution of a new class of power storage product.

Our growth strategy

Our strategy is to establish a foundation for products based on our e3 Supercell technology in a limited number of high-value market segments where performance is a primary consideration and cost is secondary. We have chosen three market segments where we believe the e3 Supercell has key features that will be readily recognized and rapidly accepted. These market segments are:

•	UPS equipment and DC power supplies for communications networks;

•	Storage and buffering systems for grid-connected wind and solar power generating facilities and conventional utilities; and

•	Power systems for hybrid automobiles.

By focusing on these high-value markets we believe we will be able to efficiently deploy a small and sophisticated marketing team that can concentrate on the needs of the relatively small number of manufacturers who compete in these specialty markets. We believe this strategy is likely to:

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

If we are able to establish a credible presence in these industrial sectors, we will attempt to develop products for use in a variety of consumer markets including hybrid electric vehicles, forklifts and golf carts.

Our development partners

The development and commercialization of our e3 Supercell technology will require experience and expertise that is beyond the capabilities of our scientific and engineering staff. Accordingly we have started the process of forging working relationships with a number of development partners with specialized expertise in our industry. At the date of this memorandum our principal development partners include:

•	Dr. Brian Conway, Professor Emeritus of Chemistry at the University of Ottawa and a recognized expert in the field of electrochemistry;

•	East Penn Manufacturing Company, Inc., one of the largest independent battery manufacturers in North America;

•	Sandia National Laboratories, an independent testing facility owned by the U.S. Department of Energy and managed by Lockheed Martin Corporation; and

•	The Powerware division of Eaton Corporation, an industry leader in the field of UPS systems.

Patents and intellectual property

In connection with the business combination, we purchased all of C&T’s patents, patent applications, trade secrets, know-how and other intellectual property associated with the e3 Supercell technology. We have no duty to pay any royalties or license fees with respect to the future commercialization of the e3 Supercell technology and we are not subject to any field of use restrictions. We believe the C&T patents and patent applications, along with our trade secrets, know how and other intellectual property will be critical to our success.

In connection with pending litigation described elsewhere in this memorandum, adverse parties have asserted certain claims that could impair our rights to develop the e3 Supercell technology for use in certain markets. In particular certain promoters of Mega-C have asserted:

•	That their license and Mega-C’s sublicense were not properly terminated and that their license to exploit the e3 Supercell technology in stationary applications continues in full force and effect; and

•
That their oral agreements with C&T gave them an interest in the e3 Supercell technology and they are entitled to a proportional share of the consideration we paid to C&T in connection with the business combination.

We believe the stationary applications that were sublicensed to Mega-C represent a small percentage of the potential market for the e3 Supercell technology. We also believe the royalties retained by C&T are likely to constitute the bulk of the potential profit from the sale of e3 Supercell products for use in stationary applications. Therefore, we believe that the resolution of the conflicting claims to the ownership of the e3 Supercell technology will not materially impact our long-term business potential.

Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our e3 Supercell technology. The intellectual property we purchased from C&T includes three issued patents that cover various aspects of the e3 Supercell technology. We plan to file additional patent applications in the future. However the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our e3 Supercell technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

We also rely on trade secrets, know-how and other unpatented technology and there is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our unpatented technology in the event of an unauthorized use, misappropriation or disclosure. While we have attempted to protect the unpatented proprietary technology that we develop or acquire and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend upon further innovation and technological expertise.

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

Staff and facilities

Our company has 25 full-time employees including a 10-member scientific research and support team, a seven member engineering team, a three-member management and business development team and five clerical employees. Over the next twelve months, we plan to hire five to ten additional employees for our engineering and manufacturing teams. We are not subject to any collective bargaining agreements and believe our relations with our employees are good.

All of our employees work at an integrated office, research and prototype development facility located at 100 Caster Avenue in Vaughan, a suburb of Toronto. Mega-C originally leased the property for a minimum term of 36 months under a commercial lease that provides for monthly rental of $5,000. We rent the facility from Mega-C on a month-to-month basis for a rental equal to the lease payment. This facility has approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices and 4,000 square feet of research laboratories. The balance is devoted to fabrication and testing.

We conduct all of our fabrication functions at our facility in Vaughan, and we have the capacity necessary for the small-scale production of material and application evaluation prototypes. We believe our facilities will be suitable for our anticipated needs until we expand our application evaluation prototype testing activities. At that time, we will need to acquire or build a dedicated assembly facility. We believe that suitable facilities will be available within a reasonable distance from our current facility. There is no assurance that we will have adequate resources to pay the costs of acquiring such a facility.

Research and development

  Axion (Ontario) was incorporated in September 2003 and is primarily engaged in research and development on the e3 Supercell technology. During the year ended December 31, 2003, we spent $253,435 on company sponsored research and development. During the year ended December 31, 2004, we spent $1,551,790 on company sponsored research and development. While our limited financial resources and short operating history make it difficult for us to estimate our future expenditures, we expect to incur research and development expenditures and operating losses of increasing magnitude for the foreseeable future.

Production and supply

  Since our present management has limited experience in manufacturing, we will need to either employ qualified personnel to establish pilot assembly facilities or enter into appropriate manufacturing agreements with others. There is no assurance that we will be successful in attracting experienced personnel or financing the cost of establishing additional manufacturing facilities, if required. Accordingly, there is no assurance that we will ever be capable of producing a quality product for sale at competitive prices. Since our company currently has no long-term manufacturing plans, there can be no assurance that we will be able to successfully manufacture our products.

The only component of our e3 Supercells that we plan to manufacture in-house is our nanoporous carbon electrode. For all other components, we will either order “off-the-shelf” items from established manufacturers or have the necessary components manufactured according to specifications and designs established by us. To date, we have encountered no difficulty in obtaining necessary parts or components. We are not dependent upon any single supplier. Although there are alternate sources of supply for substantially all of the components that will be included in our e3 Supercell power systems, we will depend on outside suppliers for substantially all of our raw materials and component parts. Therefore, there can be no assurance that our current or alternative sources will be able to meet all of our future demands on a timely basis. Unavailability of parts or components used in the manufacture of our products could require us to reengineer our products to accommodate available substitutions, which could increase our costs or have an adverse effect on manufacturing schedules, product performance and market acceptance.

DESCRIPTION OF THE MEGA-C TRUST

Overview The Mega-C Trust is an irrevocable trust that we established as an integral element of the business combination between Tamboril and Axion (Ontario). It was originally intended as an informal bankruptcy alternative that would provide mechanisms to:

•	Pay Mega-C’s debts and the administrative costs of processing shareholder claims;

•	Distribute shares of our stock to investors who bought Mega-C shares for cash;

•	Distribute cash to shareholders who did not buy Mega-C shares for cash, but acquired them in other good faith transactions; and

•	Exclude Mega-C’s promoters and their accomplices unless they negotiated settlements with the trustee.

Recent amendments to trust agreement As an informal bankruptcy alternative, the trust agreement included a variety of requirements and procedures and that are inconsistent with the Bankruptcy Act. We amended the trust agreement in February 2005 to minimize the potential conflicts and avoid a duplication of effort. None of these amendments adversely impacted the rights of Mega-C’s creditors and shareholders.

Term and trustee The Mega-C Trust is a separate legal entity that will continue in existence until all property contributed to the trust has been sold, distributed, or surrendered to our company. The sole trustee is Sally Fonner, a resident of Dunedin, Florida who was an officer, director and principal stockholder of Tamboril before the business combination with Axion (Ontario).

Trust corpus The initial corpus of the trust was 7,327,500 shares of our stock. In February 2005, we contributed 500,000 additional shares to the Mega-C Trust, for the purpose of creating a contingency reserve for the additional expenses that will arise in connection with the Chapter 11 case. We also agreed to contribute $100,000 in cash from the proceeds of this offering. We have no duty to make additional contributions to the trust.

Priority for Mega-C’s creditors The interests of Mega-C’s shareholders are subordinate to and subject to reduction for the claims of any Mega-C creditors that are entitled to priority under applicable law. These claims include the debts incurred by Mega-C prior to the filing of the Chapter 11 case and all administrative and legal costs incurred in connection with the Chapter 11 case. Subject to the supervision of the Bankruptcy Court, the trustee is authorized and required to sell all or any portion of the trust assets and use the sale proceeds to pay creditors’ claims and administrative costs before any remaining assets are distributed to or sold for the benefit of shareholders. We have registered 7,327,500 shares under Securities Act to facilitate future sales and distributions.

Identification of potential beneficiaries The potential beneficiaries under the trust include all of Mega-C’s creditors and shareholders. While we believe the identification of Mega-C’s creditors will be a simple matter, the identification of the Mega-C shareholders will likely be difficult because Mega-C’s history is complex and poorly documented. Mega-C did not observe the normal corporate formalities in connection with its operations and it did not obtain the advice of counsel before issuing stock certificates or accommodating the resale and transfer of shares. The stock issue and transfer records that do exist are incomplete. As a result, it is impossible to determine from the records how many Mega-C shares were issued and whether the shares were properly issued under Nevada law. The trustee will petition the Bankruptcy Court for a certified shareholders list that includes the following information:

•	The identity of each lawful Mega-C shareholder

•	The number of shares owned by each Mega-C shareholder; and

•	The average price per share paid by each Mega-C shareholder.

Mega-C shareholders will have no interest in either the trust or the trust assets until the Bankruptcy Court has certified their status. All costs of the shareholder certification process will be paid as an administrative expense of the Chapter 11 case.

Classification of court certified beneficiaries Based on the information included in the certified shareholders list, the trustee will classify each Mega-C shareholder in one of the following categories:

•	Category-I includes all Mega-C shareholders who purchased their shares for a price of at least $1 per share that was paid in money, property or services actually performed and reasonably valued.

•	Category-II includes all Mega-C shareholders who did not pay at least $1 per share, provided that the trustee may administratively reclassify small shareholders as Category-I beneficiaries.

•
Category-III includes all Mega-C shareholders who have allegedly violated applicable law in connection with the offer, sale or resale of Mega-C’s securities unless there has been a judicial or administrative determination that the alleged activity did not occur or was not illegal.

The trust has not been divided into shares and certified beneficiaries have no right to vote or otherwise influence the activities of the trust or the distribution decisions of the trustee. All certified shareholders who fall in a particular category will be treated equally.

Contingent reduction of trust corpus When the Bankruptcy Court approves a certified shareholders list, the corpus of the trust will be subject to reduction if the total number of Mega-C shares held by certified shareholders is less than 14,655,000. In that event, the trustee will divide the total number of certified shares by two and then add 500,000 to determine the final number of shares that will constitute the entire corpus of the trust. If the number of shares held exceeds the number calculated by the trustee, any excess will be surrendered to us for cancellation. There will be no adjustments to trust corpus if more than 14,655,000 Mega-C shares are lawfully issued and outstanding. We cannot estimate the number of shares that will ultimately be surrendered for cancellation, if any.

Sale and distribution of shares Until a certified shareholders list is provided to the trustee, the assets of the trust cannot be used for any purpose other than the payment of administrative expenses of the Chapter 11 case. In addition, the trustee cannot sell, distribute or dispose of trust property without an express order of the Bankruptcy Court. Until court has approved a certified shareholder list, the trustee may not sell more than 250,000 shares to pay the administrative costs of the Chapter 11 case. When the court has certified the stockholder list, all creditors’ claims have been paid and any excess shares have been returned to us for cancellation, the trustee will distribute the remaining shares as follows:

•	Category-I beneficiaries will be entitled to receive a prompt in-kind distribution of our shares;

•
Category-II beneficiaries will not be entitled to receive in-kind distributions, but will be entitled to receive their proportional share of the cash proceeds received from the sale of those shares; and

•
Category-III beneficiaries will not be entitled to receive any distributions unless they enter into a separate settlement agreement with the trustee. In the absence of an agreement, any sale proceeds that would otherwise be allocated to a Category-III beneficiary will be given to the American Red Cross in the name of the Category-III beneficiary.

Trustee fees The trustee will not charge the claim processing fees provided for in the original agreement, but will receive a fixed salary of $20,000 per month until the Bankruptcy Court delivers a certified shareholders list and the trustee completes the beneficiary classification process. Thereafter, the trustee will receive a variable administrative fee equal to 2% of the net proceeds (after brokerage commissions and other direct expenses) from the sale of trust assets to pay creditors’ claims and provide cash distributions to beneficiaries. All payments to the trustee will be treated as an operating expense of the trust and financed from the sale of assets.

Books, records and reporting The trustee is required to keep adequate books and records of the trust in accordance with generally accepted accounting principles. Within 90 days after the end of each calendar year the trustee is required to deliver an audited annual report to the Category-II beneficiaries. In addition to the audited annual report, the trustee is required to deliver an unaudited quarterly report to the Category II beneficiaries within 45 days after the end of interim fiscal quarter.

Binding arbitration of disputes The trust agreement authorizes the trustee to refer any disputes between our company, the trustee and the beneficiaries to binding arbitration. If arbitration is required, the party whose actions necessitated the arbitration will be required to pay the reasonable attorney’s fees incurred by trustee, together with any other disbursements, expenses, losses, costs and damages resulting from such actions.

Trustee’s power to vote The trust agreement requires the trustee to vote the shares held by the trust proportionally with the votes actually cast by persons other than the trust, thereby insuring the presence of a quorum at all stockholder meetings while preventing the trustee from exercising voting control over our company.

Amendments of trust agreement With the consent of the trustee which may not be unreasonably withheld, the trust agreement may be amended at any time at the request of our company, the trustee, the OSC or the SEC, provided that no amendment may reduce, diminish or qualify the rights, privileges and preferences of the Category-I and Category-II beneficiaries or the trustee.

ITEM 2. — DESCRIPTION OF PROPERTY

All of our operations are conducted at our research and development center located at 100 Caster Avenue in Vaughan, a suburb of Toronto, Ontario, Canada. Mega-C originally leased the property for a minimum term of 36 months under a commercial lease that provides for monthly rental of $5,000. We rent the facility from Mega-C on a month-to-month basis for a rental equal to the lease payment. Our research and development center includes approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories.

We presently conduct all of our manufacturing functions at our research and development center in Vaughan, and we have the capacity necessary for the small scale manufacturing of the e3 Supercells that will be used in our evaluation and testing programs. We believe our existing manufacturing facilities will be suitable for our anticipated needs until we complete our preliminary product testing. When we are ready to commence second-stage testing, we will need to acquire or build a dedicated manufacturing facility for our Pilot e3 Supercells. We believe that suitable facilities are and will continue to be available within a reasonable distance from our Vaughan research and development center. There is no assurance that we will have adequate financial resources to pay the costs of acquiring such a facility.

ITEM 3. — LEGAL PROCEEDINGS

On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named our company, Axion (Ontario), Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C And T Co. Incorporated, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants.

With respect to our company, this lawsuit alleges a broad conspiracy to damage the value of the plaintiffs’ investment in Mega-C and deprive the plaintiffs of their alleged interests in our technology. We believe the lawsuit is without merit and was filed for the sole purpose of blaming someone else for Mega-C’s business failure. On February 4, 2005, the Bankruptcy Court appointed an independent trustee to manage Mega-C’s reorganization and pursue Mega-C’s claims against the individuals who were responsible for its business failure. Concurrently, the Court stayed all litigation pending a report from the trustee respecting the impact of the lawsuit on Mega-C’s Chapter 11 case. We believe that future proceedings in the Chapter 11 case are likely to resolve the key factual issues surrounding Mega-C’s business failure; minimize our involvement in the process; and minimize the potential for future litigation against us. Therefore, we do not expect legal fees and litigation costs to be a substantial element of our go-forward operating budget. While the court could find that our creation of the Mega-C Trust was not reasonable compensation for the potential equitable rights held by Mega-C’s shareholders, we believe that risk is inconsequential. We have offered to provide a coordinated legal defense for all individual defendants who agree to be represented by our law firm. Any named defendant will be free to retain independent legal counsel, but we will not advance the costs of separate legal counsel. We have not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities outstanding and holders

The following equity securities and stock purchase rights were issued and outstanding on the date of this report.

Common stock	14,536,933 shares, including 7,827,500 shares held in by the Mega-C Trust;

Preferred stock	381,000 shares presently convertible into 1,800,417 shares of common stock;

Warrants	3,129,700 warrants exercisable at a weighted average price of $2.26 per share;

Stock options
876,350 options, including 383,300 vested options exercisable at a weighted average price of $1.33 per share and 493,050 unvested options that will be exercisable at a weighted average price of $4.14 per share.

There are 337 record holders of common stock and approximately 3 million shares are held in street name for the accounts of an indeterminate number of beneficial owners. There are 17 holders of preferred stock.

Market Information

During our first year of operations, our stock was only quoted on the OTC Pink Sheets. While our stock has been quoted on the OTC Bulletin Board since January 20, 2005 (Symbol: AXPW), trading has been sporadic, trading volumes have been low and the market price has been volatile. Over the past 15 months, the quoted price of our common stock varied from a low of $2.50 to a single transaction high of $12.00. The market for our shares remains volatile and both prices and trading volumes vary significantly from day to day. On March 29 2004, the quoted bid and asked prices were $2.60 and $2.40 per share, respectively.

Dividend policy

We have never paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Our company is not likely to pay cash dividends for an extended period of time, if ever. You should not subscribe to purchase our shares if you require current income from your investments.

Securities authorized for issuance under equity compensation plans

The following table provides summary information on our equity compensation plans as of the date of this report.

Equity Compensation Plan Information
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders
2004 Incentive Stock Plan	43,150	$4.20	956,850
2004 Directors' Option Plan	54,000	$4.48	71,000
Equity compensation plans not approved by stockholders
Contractual option grants to officers, consultants and attorneys	779,200	$2.73
Total equity awards	876,350	$2.91	1,027,850

In January 2004, members of the law firm of Petersen & Fefer were granted a contractual option to purchase 189,300 shares of our common stock at a price of $2.00 per share as partial compensation for services rendered. In August 2004, the exercise price of the options was reduced to $1.00 per share for their remaining term. The options are fully vested and may be exercised at any time prior to December 31, 2005.

In March 2005, members of the law firm of Petersen & Fefer were granted an additional contractual option to purchase 140,000 shares of our common stock at a price of $1.00 per share as partial compensation for services rendered. The options are fully vested and may be exercised at any time prior to March 15, 2007.

In connection with the execution of a four-year employment agreement, our chief executive officer Charles Mazzacato was granted a non-plan option to purchase 240,000 shares of our common stock at a price of $4.00 per share. This option will vest at the rate of 60,000 shares per year commencing July 1, 2005 and be exercisable for a period of five years after each vesting date.

In connection with the execution of a four-year employment agreement, our chief financial officer Peter Roston was granted a non-plan option to purchase 200,000 shares of our common stock at a price of $4.00 per share. This option will vest at the rate of 50,000 shares per year commencing July 1, 2005 and be exercisable for a period of five years after each vesting date.

Recent Sales of Unregistered Securities

Fourth quarter stock sales In the fourth quarter of 2004, we sold 427,433 shares of common stock for cash proceeds of $641,150 in the following transactions:

•	66,800 shares were sold to three directors of our company at a price of $1.50 per share upon the exercise of outstanding investor warrants;

•	313,933 shares were sold to 10 investors in November 2004 at a price of $1.50 per share in a transaction that was initiated by our board and structured as a voluntary cash call; and

•	46,700 shares were sold to three directors of our company and one founder of Axion (Ontario) in December 2004 at a price of $1.50 per share.

The fourth quarter stock sale transactions were exempt under Section 4(2) of the Securities Act. Our securities were issued to a total of eleven investors, including four directors of our company, six other who had purchased our securities in connection with the business combination between Tamboril and Axion Ontario and one new stockholder. The eight investors who are citizens or residents of the United States are accredited investors as defined in Rule 501 of Regulation D. Each purchaser was provided with information analogous to the information that would have been required in a registration statement under the Securities Act. We did not use any form of advertising or general solicitation in connection with the sale of these securities. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

Augmentation of Mega-C Trust In February 2005, we issued 500,000 shares of our common stock to the Mega-C Trust. For accounting and financial reporting purposes, the stock issuance transaction will be valued at $1,000,000, or $2 per share, which will be charged to expense in the first quarter of 2005. After giving effect to the transaction, the Mega-C Trust owns 7,827,500 shares, or approximately 54.1% of our issued and outstanding common stock. The augmentation of the Mega-C Trust was a negotiated private placement transaction that was exempt under Section 4(2) of the Securities Act. Our securities were issued to a special purpose entity that was created by our company in December 2003 and owns over half of our outstanding securities. In connection with the transaction, the Trustee of the Mega-C Trust was provided with information analogous to the information that would have been required in a registration statement under the Securities Act. We did not use any form of advertising or general solicitation in connection with the transaction. The securities issued to the Mega-C Trust are not transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates issued to the Mega-C Trust are imprinted with a restrictive legend to that effect.

Preferred stock offering In March 2005, we sold 381,000 shares of preferred stock at a price of $10 per share. After deducting offering expenses and commissions, the net proceeds of the preferred stock offering included $2,775,000 in cash and $1,000,000 in debt settlements. Each share of preferred stock is presently convertible into 5 shares of common stock, provided that the conversion value of the preferred stock will be increased to the extent of any unpaid dividends and the conversion price may be decreased if we encounter unexpected delays in our planned registration of the underlying common stock. The preferred stock transactions were exempt under Section 4(2) of the Securities Act. Our securities were issued to a total of 17 investors, including six shareholders of C&T, three directors of our company, two adult children of directors; four current stockholders of our company; and two new investors. The seven investors who are citizens or residents of the United States are accredited investors as defined in Rule 501 of Regulation D. Each purchaser was provided with information analogous to the information that would have been required in a registration statement under the Securities Act. We did not use any form of advertising or general solicitation in connection with the sale of these securities. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

ITEM 6. — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this report.

Overview

We had no revenues and incurred net losses of ($2,908,118) and ($506,300) respectively, during the years ended December 31, 2004 and 2003. We do not expect to generate revenue for a period of 18 to 24 months from the date of this report.

We had net stockholders’ equity of $1,293,871 at December 31, 2004 and recently received $3,775,000 in net proceeds from a private placement of preferred stock. We believe our available financial resources and the anticipated proceeds from the exercise of certain warrants will be sufficient to finance our operations for a period of 9 to 12 months from the date of this report. We will probably not be able to complete the development of Application Prototypes or begin production of Pilot e3 Supercell power systems without substantial additional funds from the sale of securities or other sources. We believe we will need at least $10 million in additional capital before we can begin production of Pilot e3 Supercells; however, capital requirements are difficult to plan in companies that are developing new products. We expect that we will need additional capital to pay the expenses of our research and testing activities, pay our day-to-day operating costs, finance additions to our infrastructure, pay for the development of manufacturing capabilities and the testing of our proposed products, pay for the development of a sales and marketing organization and finance the acquisition of complimentary assets, technologies and businesses. We intend to pursue additional financing as opportunities arise.

Results of Operations

No revenue We have no revenue generating assets or business activities. We will not generate revenue from the sale of products until we complete the development and testing activities described in this report. While we expect to generate modest revenues from the sale of Pilot e3 Supercells, the amount and timing of future revenues are uncertain. We do not expect to generate revenue from the sale of products for 18 to 24 months.

Increasing net losses During the fourth quarter of 2003 and the first three quarters of 2004 we incurred selling, general and administrative expenses, research and development expenses and net losses as follows:

	Fourth Quarter 2003	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Selling, general and administrative	$252,865	$311,350	$400,857	$356,191	$307,663
Research and development	$253,435	$281,629	$365,736	$428,591	$475,834
Net loss	$(506,300)	$(592,979)	$(766,592)	$(784,782)	$(763,765)

A detailed breakdown of our selling, general and administrative expenses over the last four fiscal quarters is set forth in the following table:

	Fourth Quarter 2003	First Quarter 2004	Second Quarter 2004	Third Quarter 2004	Fourth Quarter 2004
Legal fees and expenses	$252,865	$118,116	$55,560	$82,416	$114,723
Directors and officers compensation	0	36,776	168,541	84,639	79,820
Administrative staff expenses	0	78,225	91,438	34,536	119,801
Exchange Act compliance and reporting	0	45,749	54,475	123,911	64,629
Facilities, utilities and maintenance	0	32,484	30,843	30,689	31,755

Litigation costs Over the last 18 months, we have spent over $600,000 on legal fees to defend nuisance litigation that was instituted by a group of Mega-C’s promoters. On February 4, 2005, the Bankruptcy Court appointed an independent trustee to manage Mega-C’s reorganization and pursue Mega-C’s claims against the individuals who were responsible for its business failure. Concurrently, the Court stayed all litigation pending a report from the trustee respecting the impact of the lawsuit on Mega-C’s Chapter 11 case. While the Mega-C Trust will sell shares of our stock for the purpose of financing Mega-C’s reorganization, we have no duty to underwrite or pay the costs of resolving Mega-C’s problems. We believe that future proceedings in the Chapter 11 case are likely to resolve the key factual issues surrounding Mega-C’s business failure; minimize our involvement in the process; and minimize the potential for future litigation against us. Therefore, we do not expect legal fees and litigation costs to be a substantial element of our go-forward operating budget. While the court could find that our creation of the Mega-C Trust was not reasonable compensation for the potential equitable rights held by Mega-C’s shareholders, we believe that risk is inconsequential.

Non-cash compensation We expect to incur substantial non-cash expenses for equity compensation awards to our officers, employees and others. In August 2004 we signed employment agreements with Charles Mazzacato and Peter Roston. In connection with these agreements, we granted Mr. Mazzacato an option to purchase 240,000 shares and we granted Mr. Roston an option to purchase 200,000 shares. Both options provide for an exercise price of $4.00 per share and vest over a period of four years from the grant date. The estimated fair value of these options, determined using the Black-Scholes option-pricing method, together with the estimated fair value of any additional options we issue in the future will be charged to expense over the option vesting period. These non-cash charges are likely to significantly increase our reported operating expenses and losses for an extended period of time.

Non-financial metrics We do not presently use any non-financial metrics as indicators of our current and future financial condition and operating performance.

Outlook for 2005 After giving effect to known and anticipated operating conditions and our current operating plans, the following table summarizes our anticipated cash outlays, anticipated non-cash expenses and anticipated operating losses for each of the next four fiscal quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Anticipated cash outlays	$743,750	$990,000	$1,089,000	$1,197,900
Anticipated non-cash expenses	56,250	56,250	56,250	56,250
Anticipated net loss	$(800,000)	$(1,046,250)	$(1,145,250)	$(1,254,150)

Our cash outlays and operating losses over the next four quarters may be significantly higher than current estimates because of unforeseen developments. While our limited operating history makes it difficult for us to predict future operating results, we expect to incur ongoing losses of increasing magnitude for the foreseeable future.

Liquidity and Capital Resources

Since inception, we have financed our operations through private sales of equity securities. We raised $1.9 million in capital during 2003 and $2.6 million in capital during 2004. During our first 18 months of operations, our financing activities kept pace with our operating expenditures but our working capital was very limited. At December 31, 2004, we had $61,486 in current assets and $1,744,258 in current liabilities, including a $1 million obligation payable to C&T, which left us with a working capital deficit of ($1,682,780).

Sale of preferred stock In March 2005, we sold 381,000 shares of preferred stock and 503,500 common stock purchase warrants in private placement transactions. The proceeds of the preferred stock sale included $2.8 million in cash and a $1 million settlement of our obligation payable to C&T.

Short-term warrants In 2003 and 2004, we issued short-term warrants that provide for substantial increases in the exercise prices of any warrants that are not exercised within 30 days after the effective date of a registration statement for the underlying common stock. A total of 829,900 short-term warrants are outstanding at the date of this report. The following table provides summary information on our outstanding short-term warrants.

Warrant	Number of	Until Step-Up Date		After Step-Up Date
Series	Warrants	Price	Proceeds	Price	Proceeds
Series I	350,300	$1.50	$525,450	$2.00	$700,600
Series II	225,000	$3.00	$675,000	$4.00	$900,000
Series III	254,600	$4.00	$1,018,400	$5.00	$1,273,000

Since we intend to file a registration statement for the shares of common stock underlying the short-term warrants within 30 days from the date of this report, and all of the short-term warrants will expire seven months after the effective date of our planned registration statement, we believe those warrants are likely to be a material source of short-term liquidity for our company.

Long-term warrants In addition to our short-term warrants, we have issued two series of warrants that have longer exercise periods. A total of 1,796,300 capital warrants were issued in connection with the business combination between Tamboril and Axion (Ontario), are presently exercisable at an average price of $1.94 per share, and will expire 19 months after the effective date of our planned registration statement for the common stock underlying the warrants. In addition, 503,500 warrants were issued in connection with our recent private placement of preferred stock, are presently exercisable at a price of $2 per share, and will expire on the second anniversary of the issue date.

Outlook for 2005 We believe our available financial resources and the anticipated proceeds from the exercise of certain warrants will be sufficient to finance our operations for a period of 9 to 12 months from the date of this report. We will probably not be able to complete the development of Application Prototypes or begin production of Pilot e3 Supercell power systems without substantial additional funds from the sale of securities or other sources. We are presently seeking additional capital.

Contractual Obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this memorandum:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt, capital lease and operating lease obligations	$0	$0	$0	$0	$0
Employment contracts	700,000	175,000	350,000	175,000
Total	$700,000	$175,000	$350,000	$175,000	$0

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually re-evaluated based upon available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgment and estimates are used include, but are not limited to, notes receivable and equity-based compensation.

Technology acquisition We agreed to purchase the E3Cell technology from C&T for $1.8 million in cash and deferred payments, plus 1,562,900 capital warrants. In order to insulate our company and protect the E3Cell technology from potential claims by Mega-C’s creditors and shareholders, we contributed 7,327,500 shares of common stock to the Mega-C Trust. A group of Mega-C promoters vigorously opposed these actions and filed a lawsuit against Mega-C, our company and 31 other named defendants in February 2004. Over the last 16 months, we have spent over $650,000 on legal fees and advanced over $1,200,000 to Mega-C for administrative and litigation expenses. In connection with recent amendments to the trust agreement, we contributed 500,000 additional shares to the trust and have agreed to contribute $100,000 in cash from the proceeds of this offering. We expect to recover the bulk of our cash advances in connection with Mega-C’s Chapter 11 case and believe a substantial number of shares held by the Mega-C Trust may be returned to us for cancellation. Nevertheless the total cost of buying and defending the E3Cell technology has been far greater than the amount shown in our financial statements.

Notes receivable We review the recoverability of our assets including notes receivable, equipment, goodwill and patents, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. Our financial statements include notes receivable from Mega-C that totaled $739,100 at September 30, 2004. In connection with Mega-C’s Chapter 11 reorganization, we expect to be classified as a general unsecured creditor. While we believe Mega-C’s assets will be sufficient to satisfy our claims, the reported values may be subject to impairment based on future events.

Equity-based compensation We have adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 "Accounting for Stock-Based Compensation," which is considered the preferred method of accounting for stock-based employee compensation. All employee stock options granted subsequent to January 1, 2003 will be expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted. Previously, we accounted for employee stock options using the intrinsic value method of APB 25.

Internal controls In connection with the preparation of our Report on Form 10-QSB for the period ended September 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was conducted under the supervision and with the participation of our chief executive officer and our chief financial officer. Based on that evaluation, our company’s management including our chief executive officer and our chief financial officer concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls between the date of our evaluation and the date of this memorandum.

Quantitative and Qualitative Disclosures Regarding Market Risk

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. However, our financial statements are reported in U.S. dollars and the functional currency of Axion (Ontario) is the Canadian dollar. Our financial statements reflected a cumulative currency translation adjustment of $35,064 as of September 30, 2004. We believe the bulk of our future expenses and a substantial portion of any future revenues are likely to be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.

Our cash is invested in bank deposits denominated in U.S. dollars and Canadian dollars. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, which is the risk that our financial condition and results of operation could be adversely affected due to movements in interest rates. Given our historically low cash balances, however, we believe interest rate risks are immaterial.

ITEM 7. FINANCIAL STATEMENTS.

The following financial statements are included in this Annual Report on Form 10-KSB:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin

Certified Public Accountant

687 Lee Road

Rochester, NY 14606

Board of Directors and Shareholders

Axion Power International, Inc.

Vaughan, Ontario

I have audited the accompanying consolidated balance sheet of Axion Power International, Inc. (the "Company") as of December 31, 2004 and December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axion Power International, Inc. as of December 31, 2004 and December 31, 2003 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

March 28, 2005

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Axion Power International, Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	December 31,
	2004	2003

Assets

Current Assets
Cash & cash equivalent's	$46,486	$455,369
Refundable Taxes	8,848	0
Prepaid expenses	6,144	0
Total current assets	61,478	455,369

Property & equipment (net)	97,606	0

Other Assets:
Amortizable intangible assets	126,522	0
Notes receivable	958,523	388,148
Contingent future interest in affiliate company	1,794,000	1,794,000

Total Assets	$3,038,129	$2,637,517

Liabilities & Equity

Current Liabilities:
Accounts payable	$579,066	$88,000
Accrued expenses	64,692	0
Balance payable to acquire future interest in affiliate company	100,500	159,000
Contingent portion payable to acquire future interest in affiliate company	1,000,000	1,000,000
Total current liabilities	1,744,258	$1,247,000

Equity:
Preferred stock-12,500,000 authorized-none issued
Common stock-50,000,000 authorized $0.0001 par value
13,962,933 issued & outstanding (12,614,152 in 2003)	1,396	1,261
Additional paid in capital	4,670,497	1,895,557
Deficit accumulated during development stage	(3,414,418)	(506,300)
Cumulative translation adjustment	36,396	0
Total Equity	1,293,871	1,390,518

Total Liabilities & Equity	$3,038,129	$2,637,518

See Summary of Significant Accounting Policies and Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statement of Operations
(A Development Stage Company)
	Years Ended December 31,		Inception (September 30, 2003) through December 31, 2004
	2004	2003

Net Sales	$0	$0	$0

Selling, General & Administrative Expenses	1,376,031	252,865	1,628,896
Research & Development	1,551,790	253,435	1,805,225
Other	(19,703)	0	(19,703)
(Loss) Before Income Taxes	(2,908,118)	(506,300)	(3,414,418)

Income Taxes	0	0

Deficit accumulated during development stage	$(2,908,118)	$(506,300)	$(3,414,418)

Basic and Diluted Net Loss Per Share	$(0.22)	$(0.17)

Weighted Average Common Shares Outstanding	13,180,689	3,002,515

See Summary of Significant Accounting Policies and Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)
	Years Ended December 31,		Inception (September 30, 2003) through December 31, 2004
	2004	2003

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(2,908,118)	$(506,300)	$(3,414,418)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation, amortization	23,031	0	23,031
Options issued for services	18,225	0	18,225
Changes in Operating Assets & Liabilities
Prepaid expenses	(14,993)	0	(14,993)
Accounts payable & accrued expenses	691,588	88,000	779,588
Net cash used by operating activities	(2,190,267)	(418,300)	(2,608,567)

Cash Flows from Investing Activities:
Purchase of equipment	(120,637)	0	(120,637)
Investment in Patents	(126,522)		(126,522)
Incremental investments in notes receivable	(570,372)	(388,149)	(958,521)
Payments made on obligation to acquire affiliated company	(59,000)	(635,000)	(694,000)
Net cash used by investing activities	(876,531)	(1,023,149)	(1,899,680)

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	868,020		868,020
Proceeds from sale of Common Stock	1,753,500	1,896,818	3,650,318
Net cash provided by financing activities	2,621,520	1,896,818	4,518,338

Effect of Exchange Rate on Cash	36,395	0	36,395
Net Change In Cash	(445,278)	455,369	10,091
Cash-Beginning	455,369	0	0
Cash-Ending	$46,486	$455,369	$46,486

See Summary of Significant Accounting Policies and Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity
(A Development Stage Company)

	Preferred Stock		Common Stock				Other
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Comprehensive Income Cumulative Translation Adjustments
Balance at December 31, 2002	33,227	$3	834,790	$83	$6,283,486	$(6,622,531)	$0
Conversion of Preferred Stock	(33,227)	(3)	2,076,688	208	3,115
Settlement of Debt			250,000	25	199,975
Cancellation of Shares			(1,286,478)	(129)	129
Acquisition of Axion Power & Effect of Reverse Merger			10,739,152	1,074	(4,622,906)	6,622,531
Fair Value of Options Issued for Services					31,758
Net Loss December 31, 2003						(506,300)
Balance at December 31, 2003	0	0	12,614,152	1,261	1,895,557	(506,300)	0
Proceeds of Series II Private Placement			175,000	18	349,983
Proceeds of Series III Private Placement			287,667	29	862,971
Proceeds of Additional Private Placement			361,000	36	540,464
Proceeds From Exercise of Warrants			475,200	48	1,173,972
Fair Value of Options Issued for Services					18,225
Fractional Shares Issued Upon Reverse			49,914	5	(5)
Private Placement offering costs					(170,670)
Foreign Currency Translation Adjustments							(36,396)
Net Loss December 31, 2004						(2,908,118)
Balance at December 31, 2004	0	0	13,962,933	$1,396	$4,670,497	$(3,414,418)	($36,396)

See Summary of Significant Accounting Policies and Notes to Financial Statements

AXION POWER INTERNATIONAL, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2004

Basis of Presentation: The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and of developing and testing our primary products. We have not commenced our principal revenue producing activities.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The carrying value approximates the fair value of the notes payable

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the double declining balance method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

We amortize the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Comprehensive Income: Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on our consolidated statement of stockholders’ equity relate to the cumulative effect of minimum pension liabilities, translation adjustments, and unrealized gain or loss on securities.

Foreign Currency Translation: We translate assets and liabilities of our foreign subsidiary, where the functional currency is the Canadian dollar, into US dollars at the December 31 exchange rate and record the related translation adjustments as a component of other comprehensive income (loss). We translate revenues and expenses using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other (income) expense.

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123,” or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an interpretation of APB Opinions No. 15 and 25.”

We have also granted restricted common stock awards to certain employees and officers with a purchase price of $4.00 per share. Our restricted common stock awards generally vest over a four-year period from the date of grant based on continued service. We record to deferred compensation within stockholders’ equity the aggregate amount by which the closing price of our common stock on the date of grant exceeds the cash purchase price of the restricted common stock. Deferred compensation associated with these grants is amortized to operating expenses over the respective vesting term

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If we had generated earnings during the year ended December 31, 2004, we would have added 1,619,874 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. There were no such warrants or options that would have been required to be added to the weighted shares in 2003.

	Year Ended December 31,
	2004	2003
Numerator-Net Loss	$(2,908,118)	$(506,300)
Denominator:
Weighted average-Basic	13,180,689	3,002,515
Assumed conversion warrants	1,582,861	0
Assumed conversion employees & non-employee director plans	13,898	0
Assumed conversion non-plan options	23,115	0
Denominator-diluted	14,800,563	3,002,515
Per share:
Net Loss-basic	$(0.22)	$(0.17)
Numerator-diluted	$(0.20)	$(0.17)

The impact of options to purchase 50,400 shares of common stock were not included in the computation of diluted net income per share at December 31, 2004 because the exercise price of these options was greater than the average market price of a share of common stock during 2004 and the inclusion of such options would have been antidilutive.

2004 includes the impact of 490,350 shares of non-vested restricted common stock awards.

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be

Research and Development: Costs incurred in the research and development (covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses) are expensed as incurred until technological feasibility is established. We incur costs related to contracts we enter into that outsource research and development to third party developers. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, all research and development costs have been expensed.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2003, the FASB released a revised version of Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN 46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company’s financial position or results of operations.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Organization and Operations

Our company was incorporated in Delaware on January 9, 1997 and operated a cigar manufacturing and distribution business until late 1998. We were inactive from January 1999 until December 2003.

Axion Power Corporation, a Canadian Federal corporation (“Axion (Ontario)”), was incorporated on September 18, 2003 for the purpose of licensing, developing and commercializing a foundation technology for the production of asymmetrically supercapacitive lead-acid-carbon energy storage devices that we refer to as “e3 Supercells.” The original developer of the e3 Supercell technology was an Ontario corporation named C and T Co., Inc. (“C&T”).

In December 2003, we closed a business combination with Axion (Ontario) that was structured as a reverse takeover of Axion (Ontario) coupled with a purchase of the e3 Supercell technology from C&T. In connection with the business combination:

•	We issued 233,400 common stock purchase warrants in satisfaction of certain debts we owed to our former principal stockholders;

•	We issued 10,739,500 shares of common stock and 842,000 common stock purchase warrants in exchange for 100% of the outstanding securities of Axion (Ontario);

•	C&T purchased 1,250,000 shares of common stock from our former principal stockholders;

•	We purchased all of C&T’s interest in the e3 Supercell technology for 1,592,600 common stock purchase warrants; and

•	C&T reserved its rights to receive $1,794,000 in cash license fees provided for in the original agreement with Axion (Ontario).

Of the 10,739,500 shares that we issued in exchange for the stock of Axion (Ontario), 7,327,500 shares, or 68.2%, were contributed to a special purpose trust (the “Mega-C Trust”) that we established for the benefit of the creditors and shareholders of Mega-C Power Corporation (“Mega-C”), a Nevada corporation that was a prior licensee of our e3 Supercell technology. The remaining 3,412,000 shares were distributed among the shareholders of Axion (Ontario). Immediately after the closing the Mega-C Trust, the shareholders of Axion (Ontario) and the shareholders of C&T owned approximately 95% of our outstanding shares.

For financial reporting purposes, Axion was treated as the acquiring company and the transaction accounted for as a reverse merger. Axion had substantially more assets (we had virtually no assets or operating revenue). The financial statements contained herein are those of Axion carried forward at historical cost. The consolidated financial statements for the year ended December 31, 2003 include Axion's results of operations and cash flows for the period from September 18, 2003 (the date of Axion's incorporation) to December 31, 2003. The consolidated financial statements for the year ended December 31, 2004 include our results of operations and cash flows for the entire fiscal year.

2. Principles of Consolidation

Our consolidated financial statements include the accounts of two legal entities Axion Power International, Inc., a Delaware corporation (formerly Tamboril Cigar Company), and its wholly owned subsidiary, Axion (Ontario). All significant inter-company balances and transactions have been eliminated in consolidation.

3. Mega-C Trust

The Mega-C Trust is an irrevocable grantor trust that was established in connection with the business combination between our company and Axion (Ontario). The original corpus of the Mega-C Trust was 7,327,500 shares of the common stock that we issued in exchange for the outstanding securities of Axion (Ontario).

Mega-C Trust was intended as an informal bankruptcy alternative that would pay Mega-C’s debts; distribute our stock to Mega-C shareholders who purchased shares for cash or held a small number of shares; and distribute cash to other Mega-C shareholders who did not pay cash but were not involved in illegal activities. Under the terms of the trust agreement, the trustee is authorized and required to sell all or any portion of the trust assets and use the sale proceeds to pay the claims of Mega-C’s creditors before any remaining assets are distributed to or sold for the benefit of Mega-C’s shareholders. We have registered 7,327,500 shares under Securities Act to facilitate future sales and distributions by the Mega-C Trust. These shares have a current market value in excess of $ 21 million.

4. Notes Receivable

Our notes receivable consist of non-interest bearing advances to Mega-C. In April 2004, we filed an involuntary Chapter 11 bankruptcy petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada. We have filed a proof of claim in the Mega-C bankruptcy case and expect full payment of our notes receivable in connection with that Chapter 11 reorganization proceeding.

5. Property and Equipment

A summary of property & equipment is as follows:

	Estimated useful life	2004	2003
Machinery & equipment	5 years	$120,637	$0
Less accumulated depreciation		23,031	0
Net		$97,606	$0
Depreciation expense		$23,031	$0

6. Intangible Assets

In connection with our acquisition of the e3 Supercell technology and certain immaterial assets from C&T we assumed Axion (Ontario)’s obligation to the balance of the license fees provided for in the original development and license agreement between Axion (Ontario) and C&T. During the year ended December 31, 2004, we spent $126,522 to solidify our intellectual property position and secure additional patents, patent applications, trade secrets, know-how and other intellectual property embodied in the e3 Supercell technology. The following table summarizes the components of gross and net intangible asset balances:

	Useful Life	2004	2003
Patents	10 years	$126,522	$0
Accumulated amortization		0	0
Net carrying value		$126,522	$0

Actual and Expected Amortization for each of the next 5 years is as follows:

Recognized amortization expense		$0	$0
Expected amortization expense:
2005		$6,326
2006		12,652
2007		12,652
2008		12,652
2009		12,652

7. Stockholders' Equity

Description of Securities

Common Stock: Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock. In general, the holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Notwithstanding the voting rights generally accorded to holders of our common stock, the trust agreement for the Mega-C Trust requires the trustee to vote any shares held by the Mega-C Trust proportionally with the votes actually cast at a meeting of our stockholders by persons other than the Mega-C Trust, thereby insuring the presence of a quorum at all stockholder meetings while preventing the trustee from exercising voting control over our company.

Holders of common stock are entitled to receive dividends when, as and if declared by our board out of funds legally available. In the event of our liquidation, dissolution or winding up, our stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. Our stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Reverse Stock Split: On June 4, 2004, our shareholders approved the equivalent of a 1 for 16 reverse stock split. The mechanics of the reverse split involved a two-stage process that included a 1 for 1,600 reverse split followed immediately by a 100 for 1 forward split. We did not issue scrip or purchase fractional shares for cash in connection with the 1 for 1,600 reverse split. Instead, all calculations that would have resulted in the issuance of a fractional share were rounded up to the next whole number. Except as otherwise noted, all share, option and warrant numbers have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2003.

Preferred Stock: Our certificate of incorporation authorizes the issuance of 12,500,000 shares of a blank check preferred stock. Our board of directors will have the power to establish the designation, rights and preferences of any preferred stock we issue in the future. Accordingly, our board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

Recent Sales of Unregistered Securities

Business Combination Transaction and Reverse Take-Over ("RTO")

In December 2003, we agreed to acquire Axion (Ontario). In preparation for the acquisition:

•	our former principal stockholders surrendered 1,286,478 shares of our common stock to us, without consideration, for the purpose of canceling those shares; and

•	we issued 233,400 common stock purchase warrants to our former principal stockholders in settlement of $484,123 in accrued compensation and other related party debt.

On December 31, 2003, we acquired approximately 86.7% of Axion (Ontario) in a business combination that was structured as a reverse takeover. In connection with the December closing, we issued 9,786,200 shares of common stock and 608,600 common stock purchase warrants to the former principal owners of the outstanding securities of Axion (Ontario).

On January 9, 2004, we acquired the remaining outstanding securities of Axion (Ontario) in exchange for 953,400 additional shares and 233,400 additional warrants. Concurrently, we issued 1,562,900 common stock purchase warrants to the shareholders of C&T in connection with our purchase of the e3 Supercell technology and our former principal stockholders sold 1,250,000 shares to C&T for $200,000.

Of the 10,739,600 shares that we issued in exchange for the stock of Axion (Ontario), 7,327,500 shares, or 68.2%, were contributed to the Mega-C Trust. The remaining 3,412,100 shares were distributed among the shareholders of Axion (Ontario). Immediately after the January closing, the Mega-C Trust, the shareholders of Axion (Ontario) and the shareholders of C&T owned approximately 95% of our outstanding shares.

Post-RTO Private Placements of Securities

During the year ended December 31, 2004, we sold 823,733 shares of common stock and 463,100 warrants in private placement transactions that generated net proceeds of $1,753,500. We also received net proceeds of $868,020 from the exercise of 475,200 outstanding warrants.

Summary of Warrant Activity

The following table provides summary information on the various warrants issued by our company in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

		Total Issued	Previously Exercised	Outstanding Balance	Exercise Price
Capital Warrants (issued for debt settlement)		233,400		233,400	$2.00
Capital Warrants (issued for technology purchase)		1,562,900		1,562,900	$2.00
Series I Investor Warrants (issued December 2003)	533,600
Series I Investor Warrants (issued January 2004)	133,400	667,000	316,700	350,300	$1.50
Series II Investor Warrants (issued December 2003)	75,000
Series II Investor Warrants (issued January 2004)	100,000
Series II Investor Warrants (issued after January 2004)	175,000	350,000	125,000	225,000	$3.00

Series III Investor Warrants (issued after January 2004)		288,100	33,500	254,600	$4.00

Our capital warrants are presently exercisable at a price of $2.00 per share. While the original expiration date of the capital warrants was December 31, 2005, the warrant agreements provide for an automatic extension of the expiration date until the 19-month anniversary of the date we receive an order of effectiveness for a Securities Act registration statement that covers the underlying common stock.

Our Series I Investor Warrants are presently exercisable at a price of $1.50 per share. While the warrant agreements provide that the exercise price will increase to $2.00 per share on the six-month anniversary of the issue date and the warrants will expire on the one-year anniversary of the issue date, they also provide for automatic extensions of the exercise price step-up and expiration dates until the one month and seven month anniversaries of the date we receive an order of effectiveness for a Securities Act registration statement that covers the underlying common stock.

Our Series II Investor Warrants are presently exercisable at a price of $3.00 per share. While the warrant agreements provide that the exercise price will increase to $4.00 per share on the six-month anniversary of the issue date and the warrants will expire on the one-year anniversary of the issue date, they also provide for automatic extensions of the exercise price step-up and expiration dates until the one month and seven month anniversaries of the date we receive an order of effectiveness for a Securities Act registration statement that covers the underlying common stock.

Our Series III Investor Warrants are presently exercisable at a price of $4.00 per share. While the warrant agreements provide that the exercise price will increase to $5.00 per share on the six-month anniversary of the issue date and the warrants will expire on the one-year anniversary of the issue date, they also provide for automatic extensions of the exercise price step-up and expiration dates until the one month and seven month anniversaries of the date we receive an order of effectiveness for a Securities Act registration statement that covers the underlying common stock.

Other Equity Compensation

In January 2004, members of the law firm of Petersen & Fefer were granted a contractual option to purchase 189,300 shares of our common stock at a price of $2.00 per share as partial compensation for services rendered. In August 2004, and in exchange for billed services, Petersen & Fefer agreed to accept payment of a portion of their fees through a credit of $1.00 per share, effectively reducing the amount due upon exercise to the exercise price of the options to $1.00 per share for their remaining term. The options are fully vested and may be exercised at any time prior to December 31, 2005. John Petersen, a partner in the law firm of Petersen & Fefer, is a member of our board of directors.

In connection with the execution of a four-year employment agreement, our chief executive officer was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 60,000 shares per year commencing in July 2005 and be exercisable for a period of five years after each vesting date.

In connection with the execution of a four-year employment agreement, our chief financial officer was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 50,000 shares per year commencing in July 2005 and be exercisable for a period of five years after each vesting date.

A former principal shareholder of Axion (Ontario) that does not serve as a member of our board has been retained to serve as an advisor to the board with respect to promotional and market development activities. As partial compensation for those services, this consultant has been granted contractual stock options to purchase 6,300 shares of common stock at a price of $3.20 per share and 3,600 shares of common stock at a price of $5.60 per share

A summary of our non-plan warrant and option activity is as follows:

	2004		2003
		Weighted average exercise price			Weighted average exercise price

	Shares		Shares
Shares outstanding January 1, 2004	2,827,600	$1.94		0
Granted during 2004	913,000	$3.81		2,827,600	$1.94
Exercised	(475,200)	$1.83		0
Lapsed	0	$0.00		0
Outstanding at December 31	3,265,400	$2.39		2,827,600	$1.94
Weighted average months remaining		31.3			20.4

The following table summarizes the status of our aggregate non-plan warrants and options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 1.00-$ 3.20	2,567,200	$1.95	16.9	2,560,900	$1.95
$ 3.21-$ 5.60	698,200	$4.01	84.2	254,600	$4.00
Total Shares	3,265,400			2,815,500

Equity Compensation Under Stockholder Approved Plans

Adoption of Incentive Stock Plan Our stockholders have adopted an incentive stock plan for the benefit of our employees, consultants and advisors. Under the terms of the plan, we are authorized to grant incentive awards for up to 1,000,000 shares of common stock. The plan authorizes a variety of incentive awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock and stock bonuses. In addition, the plan authorizes the payment of cash bonuses when a participant is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

The plan provides for the grant of incentive awards to full-time employees of our company who are not eligible to receive awards under the terms of their employment contract or another specialty plan. The plan also provides for the grant of incentive awards to directors who are not eligible to participate in our outside directors stock option plan, independent agents, consultants and advisors who have contributed to our success.

The compensation committee administers the plan. The committee has absolute discretion to decide which employees, consultants and advisors will receive incentive awards, the type of award to be granted and the number of shares covered by the award. The committee also determines the exercise prices, expiration dates and other features of awards.

The exercise price of incentive stock options must be equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of our common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for incentive stock options is ten years from the date of grant, or five years in the case of an individual owning more than 10% of our common stock. The aggregate fair market value determined at the date of the option grant, of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year, shall not exceed $100,000.

Adoption of Outside Directors' Stock Option Plan Our stockholders have adopted an outside directors' stock option plan for the benefit of our non-employee directors in order to encourage their continued service as directors. Under the terms of the plan, we are authorized to grant incentive awards for up to 125,000 shares of common stock. Shares of stock subject to option may be either authorized and unissued shares or shares issued and later acquired by the Company;

The effective date of the plan is February 2, 2004, The Plan and shall terminate upon the tenth anniversary of the effective date. Each eligible director who is, on or after the effective date, appointed to fill a vacancy on the Board or elected to serve as a member of the Board may participate in the plan.
Each eligible director shall automatically be granted an option to purchase the maximum number of shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000).
The option price of the stock subject to each option is required to be the fair market value of the stock on its date of grant. Options expire on the fifth anniversary of the date of grant. Any option granted under the plan shall become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not voluntarily resigned or been removed "for cause" as a member of the Board of Directors on or prior to the first anniversary of the date of grant (qualified option). Any qualified option shall remain exercisable after its first anniversary regardless of whether the optionee continues to serve as a member of the Board.

Activity Under Stockholder Approved Plans In February 2004, each member of our board was granted an option to purchase 6,300 shares of common stock at a price of $3.20 per share. The option grants to our four independent directors were issued pursuant to the terms of our Directors’ Plan. The option grants to our three non-independent directors were issued pursuant to the terms of our Incentive Plan. All of these options vested in February 2005.

In June 2004, the members of our board were granted options to purchase an aggregate of 46,800 shares of common stock at a price of $5.60 per share, including options for 28,800 shares that were granted to our four independent directors under the terms of our Directors Plan and options for 14,400 shares that were granted to non-independent directors under the terms of our Incentive Plan. Of the 46,800 options granted, 25,200 will vest in June 2005, 14,400 will vest in June 2006 and 7,200 will vest in June 2007.

In November 2004, a member of our board resigned to facilitate the appointment of our chief executive officer as a board member. In connection with the resignation, the 9,900 options previously granted to the withdrawing director were immediately vested. Concurrently, our chief executive officer was granted an option to purchase 6,250 shares of common stock at a price of $3.20 per share under the terms of our Incentive Plan. This option will vest in November 2005.

A summary of the activity under our stockholder approved equity compensation plans is as follows:

	2004 Incentive Stock Plan		2004 Outside Director Stock Option Plan
		Weighted average exercise price			Weighted average exercise price

	Shares		Shares
Shares reserved under each plan	1,000,000			125,000
Shares outstanding January 1, 2004	0			0
Granted during 2004	43,150	$4.20		54,000	$4.48
Exercised	0			0
Lapsed	0			0
Outstanding at December 31, 2004	43,150	$4.20		54,000	$4.48
Reserved shares at December 31, 2004	956,850			71,000
Weighted average months remaining		62.8			51.2

The weighted average fair value of options granted under our 2004 Incentive Plan in 2004 was $1.92 and the weighted average fair value of options granted under our Outside Director Plan was $2.11. All of the foregoing options have been valued on the date of grant using the Black-Scholes pricing model. Following summarizes the assumptions used in our model for options granted during the year ended December 31:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2004	4.00%	0.00%	58.00%	60 mos.
2003	2.00%	0.00%	20.00%	60 mos.

The following table summarizes the status of our aggregate stock options as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$3.20	50,350	$3.20	55.1	6,300	$3.20
$5.60	46,800	$5.60	57.7	3,600	$5.60
Total Shares	97,150			9,900

8. Income Taxes

The Company has approximately $ 3,400,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2024. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2004	2003
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0
Total currently payable	0	0
Deferred:
Federal	957,857	145,000
State	148,221	22,500
Total deferred	1,106,078	167,500
Less increase in allowance	(1,106,078)	(167,500)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

	2004	2003
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$1,273,578	$167,500
Less valuation allowance	(1,273,578)	(167,500)
Net deferred	$0	$0

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

9. Commitments and Contingencies

C&T Acquisition Agreement: Pursuant to a November 15, 2003 Development and License Agreement between Axion and C and T Co. Inc. (C&T), the original developer of the e3 Supercell technology, the Company agreed to pay C&T a total of $1,794,000 for the patents and other intellectual property rights embodied in the e3 Supercell technology and necessary for the development and commercial exploitation of the technology. The agreement was subsequently amended to provide for the purchase of 100% of the outstanding shares of C&T Common Stock. In January 2004, C&T transferred the patents and other intellectual property rights embodied in the e3 Supercell technology to the Company in exchange for 1,592,600 warrants and reserved its rights to receive balance of the $1,794,000 purchase price specified in the Development and License Agreement.

At December 31, 2004, the Company had paid $693,500 to C&T and was obligated to pay an additional $100,500 in the immediate future. The remaining $1 million was required to be paid 15 days after the completion of preliminary beta testing of the e3 Supercell (this amount was paid in full see subsequent events note below-Preferred Stock Offering). Until the full balance of the $1,794,000 purchase price specified in the Development and License Agreement was paid, C&T retained the equivalent of a purchase money security interest in the e3 Supercell patents and other intellectual property.

The agreement also required the Company to provide funding for ongoing research and development on a monthly basis. Payments and accruals under this section were $701,000 and $252,865 through December 31, 2004 and 2003 respectively. The Company treats this as research and development costs and, accordingly, expenses such costs in the period incurred.

Facilities: All of our operations are conducted at our research and development center located at our Caster Avenue facility located in Vaughan, a suburb of Toronto, Ontario, Canada. We rent this facility under month-to-month arrangement that requires a minimum monthly rental of $5,000. Our research and development center includes approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories. Rental expense under this arrangement was $60,000 and $15,000 for 2004 and 2003 respectively.

Employment Agreements: Our President and Chief Financial Officer, Messrs. Mazzacato and Roston, respectively, have executed written employment agreements that provide for initial terms of four years. Under the terms of his employment agreement, Mr. Mazzacato will receive a base annual salary of $100,000, bonuses as determined by the compensation committee and an option to purchase 240,000 shares of our common stock at a price of $4.00 per share. Under the terms of his employment agreement, Mr. Roston will receive a base annual salary of $75,000, bonuses as determined by the compensation committee and an option to purchase 200,000 shares of our common stock at a price of $4.00 per share.

Litigation: On February 10, 2004, Lewis (Chip) Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that names our company, Axion, the former Axion shareholders, the Mega-C Group, the C&T Group, the trustee of the Mega-C Shareholders Trust and others as defendants. The substantive claims in this new lawsuit are not materially different from the substantive claims in the other actions, however the new lawsuit alleges a conspiracy between the Axion Group, the Mega-C Group and the C&T Group to deprive the Taylor Group of their rights to commercialize the e3 Supercell technology for use in stationary applications. We believe Taylor Group’s license was properly terminated by C&T and there is substantial merit to Mega-C’s securities law claims against the Taylor Group. Since we believe the latest Taylor Group lawsuit is without substantial merit.

On April 6, 2004, we joined in an involuntary Chapter 11 petition that was filed against Mega-C in the U.S. Bankruptcy Court for the State of Nevada. The Bankruptcy Court granted an order for relief in Mega-C’s Chapter 11 case on April 12, 2004. We believe the Mega-C Chapter 11 proceeding will be advantageous to our company in several material respects including:

Management currently estimates the range of loss to be $150,000 to $300,000, including attorney’s fees. Protracted litigation, or higher than anticipated legal costs, could significantly reduce available working capital and have a material adverse impact on the company’s financial position. On February 4, 2005, the Bankruptcy Court appointed an independent trustee to manage Mega-C’s reorganization and stayed all litigation pending a report from the trustee respecting the impact of the lawsuit on Mega-C’s Chapter 11 case.

10. Supplementary Cash Flow Disclosure:

	2004	2003
settlement of related party debt with warrants		$484,123
offering costs & expenses paid by contribution of capital	$306,000
equity instruments issued for services	$18,225

11. Subsequent Events

Augmentation of Mega-C Trust: In February 2005, we issued 500,000 shares of our common stock to the Mega-C Trust. For accounting and financial reporting purposes, the stock issuance transaction will be valued at $1,000,000, or $2 per share, which will be charged to expense in the first quarter of 2005. After giving effect to the transaction, the Mega-C Trust owns 7,827,500 shares, or approximately 54.1% of our issued and outstanding common stock. The augmentation of the Mega-C Trust was a negotiated private placement transaction that was exempt under Section 4(2) of the Securities Act. Our securities were issued to a special purpose entity that was created by our company in December 2003 and owns over half of our outstanding securities. In connection with the transaction, the Trustee of the Mega-C Trust was provided with information analogous to the information that would have been required in a registration statement under the Securities Act. We did not use any form of advertising or general solicitation in connection with the transaction. The securities issued to the Mega-C Trust are not transferable in the absence of an effective registration statement under the Act, or an available exemption therefrom, and all certificates issued to the Mega-C Trust are imprinted with a restrictive legend to that effect.

Equity Compensation of Legal Counsel: In March 2005, in exchange for billed services, members of the law firm of Petersen & Fefer were granted a contractual option to purchase 140,000 shares of our common stock at a price of $1.00 per share as partial compensation for services rendered. The options are fully vested and may be exercised at any time prior to March 31, 2007. John Petersen, a partner in the law firm of Petersen & Fefer, is a member of our board of directors.

Preferred Stock Offering: In March 2005, we sold 381,000 shares of preferred stock at a price of $10 per share. After deducting offering expenses and commissions, the net proceeds of the preferred stock offering included $2,775,000 in cash and $1,000,000 in debt settlements to C&T shareholders. Each share of preferred stock is presently convertible into 5 shares of common stock, provided that the conversion value of the preferred stock will be increased to the extent of any unpaid dividends and the conversion price may be decreased if we encounter unexpected delays in our planned registration of the underlying common stock.

A proforma balance sheet as though theses transaction had occurred at December 31, 2004 is below:

	As Stated	Trust Augmentation	Preferred Offering	Proforma

Current assets	$61,478	$(100,000)	$2,675,000	$2,636,478
Property & equipment	97,606			97,606
Notes receivable	958,523			958,523
Intangible assets	1,920,522			1,920,522
Total	$3,038,129			$5,613,129

Current liabilities	$1,744,258		$(1,100,000)	$644,258
Shareholders' equity	1,293,871	(100,000)	3,775,000	4,968,871
Total	$3,038,129			$5,613,129

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

On February 16, 2004, Michael F. Cronin, CPA, was retained to audit our financial statements for the year ended December 31, 2003 and to serve as our certifying accountant until the board elects a successor. During the two most recent fiscal years, our company has not consulted Michael F. Cronin, CPA with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (b) any matter that was either subject of a disagreement or a reportable event specified in sub-paragraphs (a)(1)(iv) or (a)(1(v) of Item 304 of Regulation S-K).

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2004, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-KSB was being prepared

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

ITEM 8B — OTHER INFORMATION

In June 2004, Charles Mazzacato was hired to serve as our Chief Executive Officer and our former president Kirk Tierney was appointed chief technical officer. In November 2004, Mr. Tierney resigned his positions with our company and Mr. Mazzacato was appointed to fill a seat on our board of directors that was vacated by Mr. Tierney. In connection with Mr. Tierney’s resignation, the board of directors approved the full vesting of 45,000 shares of restricted common stock and 9,900 common stock purchase options held by Mr. Tierney.

Charles Mazzacato was hired to serve as our chief executive officer in July 2004 and was subsequently appointed to fill a vacancy on our board for a term that will expire in 2005. Mr. Mazzacato has 29 years of experience in commercial and industrial power systems engineering sales and marketing. From 1996 through 2003, he held various senior sales and marketing positions with Powerware, a global leader in the UPS and direct current power systems business. Mr. Mazzacato also served as chairman of Powerware’s global marketing council, where he provided leadership and strategic direction for Powerware’s $750 million sales and marketing effort. Previously, he served as Canadian national sales manager for the UPS group of Schneider Electric and as Canadian national sales manager for Emerson Electric. Mr. Mazzacato is a 1975 graduate of Ryerson Polytechnic Institute (Power Systems Engineering).

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

ITEM 10. — EXECUTIVE COMPENSATION.

Incorporation of Information by Reference

The information under the heading “Executive Compensation” in our definitive Proxy Statement is incorporated herein by reference.

ITEM 11. — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement is incorporated herein by reference.

ITEM 12. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions” in our definitive Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004	(3)
4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants	(9)
4.8	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005	(11)
4.9	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation	Included in Exhibit 4.2
10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003	(1)
10.3	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004	(1)
10.4	Purchase and sale agreement among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004	(1)
10.5	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004	(5)
10.6	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004	(3)
10.6	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004	(3)
10.8	Executive Employment Agreement of Charles Mazzacato	(9)
10.9	Executive Employment Agreement of Peter Roston	(9)
10.10	Retainer Agreement dated January 2, 2004 between the law firm of Petersen & Fefer and Tamboril Cigar Company	(10)
10.11	Second Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of March 18, 2005.	(12)
14.1	Code of Business Conduct and Ethics	(6)
16.2	Letter from Want & Ender CPA, PC Re: Change in Certifying Accountant	(8)

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 29, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated November 24, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.

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

AXION POWER INTERNATIONAL, INC.

By /s/ Charles Mazzacato
Charles Mazzacato, Chief Executive Officer and Director
Date March 30, 2005

By /s/ Peter Roston
Peter Roston, Chief Financial Officer
Date March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
Charles Mazzacato	Chief Executive Officer and Director	March 30, 2005

/s/
John L. Petersen	Director	March 30, 2005

/s/
Thomas Granville	Director	March 30, 2005

/s/
Robert Averill	Director	March 30, 2005

/s/
Glenn Patterson	Director	March 30, 2005

/s/
Joseph Souccar	Director	March 30, 2005

/s/
Igor Filipenko	Director	March 30, 2005