Form 10QSB
period 2005-03-31
Axion Power International, Inc.
filed 2005-05-13
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-22573

AXION POWER INTERNATIONAL, INC.
(Exact name of small business issuer in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	identification No.)

100 Caster Avenue
Woodbridge, Ontario, Canada	L4L 5Y9
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(905) 264-1991

Securities Registered pursuant to Section 12(g) of the Act

Title of each class

Common Stock, par value $.0001 per share

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 11, 2005, the number of shares of common stock outstanding was 14,730,933

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
	US$
Assets

Current Assets
Cash & cash equivalent's	$1,714,008	$46,486
Refundable Taxes	8,791	8,848
Prepaid expenses	5,377	6,144
Total current assets	1,728,174	61,478

Property & equipment (net)	88,394	97,606

Other Assets:
Amortizable intangible assets	1,920,522	126,522
Notes receivable	1,239,320	958,523
Contingent future interest in affiliate company	0	1,794,000

Total Assets	$4,976,410	$3,038,129

Liabilities & Equity

Current Liabilities:
Trade accounts payable	$270,726	$579,066
Accrued expenses	99,249	64,692
Balance payable to acquire future interest in affiliate company	0	100,500
Contingent portion payable to acquire future interest in affiliate company	0	1,000,000
Total current liabilities	369,975	$1,744,258

Liability to issue equity instruments	533,750	0

Equity:
Preferred stock-1,000,000 authorized-381,000 issued	3,715,000	0
Common stock-50,000,000 authorized $0.0001 par value
14,462,933 issued & outstanding (13,961,933 in 2004)	1,449	1,396
Additional paid in capital	6,022,402	4,670,497
Deficit accumulated during development stage	(5,623,632)	(3,414,418)
Cumulative translation adjustment	(42,534)	36,396
Total Equity	4,072,685	1,293,871

Total Liabilities & Equity	$4,976,410	$3,038,129

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	Three Months Ended		Inception (9/18/2003) to 3/31/05 (unaudited)
	March 31 2005 (unaudited)	March 31 2004 (unaudited)

Net Sales	$0	$0	$0

Selling, General & Administrative Expenses	1,559,995	284,427	3,188,891
Research & Development	650,319	281,629	2,455,544
Other	(1,099)	26,924	(20,802)
(Loss) Before Income Taxes	(2,209,214)	(592,980)	(5,623,632)

Income Taxes	0	0	0

Deficit accumulated during development stage	($2,209,214)	($592,980)	($5,623,632)

Basic and Diluted Net Loss Per Share	($0.16)	($0.20)

Weighted Average Common Shares Outstanding	14,139,489	3,002,515

See Notes to Financial Statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY)

	Three Months Ended		Inception (9/18/2003) to 3/31/05 (unaudited)
	March 31 2005 (unaudited)	March 31 2004 (unaudited)
Cash Flows from Operating Activities:
Deficit accumulated during development stage	($2,209,214)	($592,980)	($5,623,632)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, amortization	9,212	0	32,243
Stock issued for services	1,533,750		1,533,750
Options issued for services	291,958	0	310,183
Changes in Operating Assets & Liabilities
Prepaid expenses	825	(37,437)	(14,168)
Accounts payable & accrued expenses	(273,784)	140,226	505,804
Net cash used by operating activities	(647,254)	(490,191)	(3,255,821)

Cash Flows from Investing Activities:
Purchase of equipment	0	(5,032)	(120,637)
Investment in Patents	0	0	(126,522)
Incremental investments in notes receivable	(280,797)	(182,211)	(1,239,318)
Payments made on obligation to acquire affiliated company	(100,500)	(9,000)	(794,500)
Net cash used by investing activities	(381,297)	(196,243)	(2,280,977)

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	0	0	868,020
Proceeds from sale of Preferred Stock	2,775,000	0	2,775,000
Proceeds from sale of Common Stock	0	485,000	3,650,318
Net cash provided by financing activities	2,775,000	485,000	7,293,338

Effect of Exchange Rate on Cash	(78,931)	(3,498)	(42,536)
Net Change In Cash	1,746,449	(201,434)	1,756,540
Cash-Beginning	46,486	455,369	0
Cash-Ending	$1,714,004	$250,437	$1,714,004

See Notes to Financial Statements.

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

The Consolidated Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

3.	Equity-based Compensation

Subsequent to year-end, the company issued an option to purchase 140,000 shares of common stock at a price of $1.00 per share to the law firm of Petersen & Fefer in settlement of $180,907 in accumulated unpaid fees for legal services rendered. The first quarter loss reflects $ 252,000 of compensation associated with the foregoing option. John Petersen, a partner in the law firm of Petersen & Fefer and is the chairman of our board of directors.

Subsequent to year-end, the company issued an option to purchase 30,000 shares of common stock at a price of $2.50 per share to a financial consultant. The option vests ratably over the 12 months following the date of issuance. The first quarter loss reflects $ 36,000 of compensation associated with the foregoing option.

We intend to adopt SFAS 123(R) using the “modified prospective” transition method beginning with our first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in our first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation”. The following table summarizes our existing agreements and their expected pretax impact on earnings:

	Pre FAS 123 (R)	Post Effective Date (December 15, 2005) Requisite Service Recognition by Year
	2005	2006	2007	2008	2009	2010
Agreements containing service inception dates within the year	42	28	26	23	21	21
Shares expected to vest	243,650	375,300	299,300	253,300	143,300	143,300
Expected pretax compensation expense	$505,942	$569,584	$469,555	$325,638	$193,455	$64,485
Per share amounts	($0.04)	($0.04)	($0.04)	($0.02)	($0.01)	"Nil"

The calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123(R) may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

Subsequent to the end of the first quarter, the company issued options to purchase an aggregate of 56,000 shares of common stock at a price of $2.50 per share to five members of the board of directors. Options for 8,000 shares will vest in June 2005, options for an additional 32,000 shares will vest in June 2006 and the options for the remaining 16,000 shares will vest in June 2007. The pro-forma first quarter loss reflects $ 9,643 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

Subsequent to the end of the first quarter, the company issued options to purchase an aggregate of 180,000 shares of common stock at a price of $2.50 per share to its chief executive officer. The option will vest at the rate of 7,500 shares per month commencing May 2005 The pro-forma first quarter loss reflects $20,250 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

Subsequent to the end of the first quarter, the company issued incentive awards to employees for an aggregate of 935,500 shares of common stock, including 219,000 fully paid and presently vested shares that were issued for past services. The first quarter loss reflects $ 533,750 of compensation associated with the foregoing common stock awards. In addition, the company issued options to employees for an aggregate of 716,500 shares that will vest ratably over the next five years. 2005 The pro-forma first quarter loss reflects $32,243 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

A pro-forma summary of the impact on reported net loss and (loss) per share is as follows:

	Three month period ended March 31,
	2005		2004
Fair value and per share summary:	Total	Per share	Total	Per share
Net loss as reported	($2,209,214)	($0.16)	($592,980)	($0.20)
Intrinsic value of employee options	0	$0.00	0	$0.00
Fair value of options	($126,485)	($0.01)	($13,002)	($0.00)
Proforma loss	($2,335,700)	($0.17)	($605,982)	($0.20)

4.	Earnings/Loss Per Share

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

If we had generated earnings during the three-months ended March 31, 2005, we would have added 1,434,196 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If we had generated earnings during the three-months ended March 31, 2004, we would have added 1,303,061 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

The following is a reconciliation of the computation of diluted net loss per share:

	Three Months Ended March 31,
	2005	2004
Numerator-Net Loss	($2,209,214)	($592,980)
Denominator:
Weighted average-Basic	14,139,489	3,002,515
Assumed conversion of plan and investor warrants	1,200,844	1,303,061
Assumed conversion preferred offering warrants	25,019	0
Assumed conversion preferred stock	208,333	0
Denominator-diluted	15,573,685	4,305,576

Per share:
Net Loss-basic	($0.16)	($0.20)
Net Loss-diluted	($0.14)	($0.14)

5.	Mega-C Trust Augmentation:

Augmentation of Mega-C Trust. On February 28, 2005, the company issued 500,000 shares of common stock and contributed $100,000 in cash to the Mega-C Trust as an augmentation of the Trust corpus. The first quarter loss reflects $1,000,000 of expense associated with the trust augmentation. After giving effect to the transaction, the Mega-C Trust owns 7,827,500 shares, or approximately 54.1% of our issued and outstanding common stock.

6.	Stockholders' Equity:

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

In March 2005, we sold 381,000 shares of preferred stock at a price of $10 per share. After deducting offering expenses and commissions, the net proceeds of the preferred stock offering included $2,775,000 in cash and $1,000,000 in debt settlements to C&T shareholders. Each share of preferred stock was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the preferred stock would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if we encountered unexpected delays in our registration of the underlying common stock. After giving effect to the quarterly dividends for the period ended March 31, 2005 and the 5% conversion price reduction that became effective on April 30, 2005, each share of preferred stock is presently convertible into 5.28 shares of common stock.

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

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

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending September 30, 2004. We are evaluating the potential impact from adopting this statement.

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

We commenced operations in September 2003 and have received no revenue since inception. During the last six calendar quarters we incurred net losses, selling general and administrative expenses and research and development expenses as follows:

	2003	2004				2005
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Selling, general and administrative	$252,865	$311,350	$400,857	$356,191	$307,663	$1,558,896
Research and development	$253,435	$281,629	$365,736	$428,591	$475,834	$650,319
Net loss	($506,300)	($592,979)	($766,592)	($784,782)	($763,765)	($2,209,214)

Our reported net loss for the first quarter of 2005 is substantially greater than the reported operating loss for all prior periods. The principal reasons for the first quarter loss were $1,000,000 in costs associated with the augmentation of the Mega-C Trust and $852,708 in expense associated with equity compensation awards to employees. After adjusting for non-cash expenses associated with equity compensation awards, our net cash loss for the period was $383,506, an amount that is significantly less than our net loss in prior periods and is primarily attributable to a temporary contraction of our operations that we implemented during the first quarter pending the completion of our preferred stock offering.

Our cash operating expenses are expected to average approximately $400,000 per month until we complete evaluation testing. Thereafter, we expect our operating expenses to increase as we commence preliminary and commercial beta testing, develop prototype production facilities, expand our marketing capabilities and fulfill our obligations as a reporting company under the Exchange Act. While our limited operating history makes it difficult for us to predict future operating results, we expect to incur ongoing losses of increasing magnitude for the foreseeable future.

We raised $1.9 million in capital during 2003 and $2.6 million in capital during 2004. During the first quarter of 2005, we raised an additional $2.8 million in operating capital and settled $1 million of debt with equity. After giving effect to ($5,623,632) in cumulative operating losses, we had net stockholders equity of $4,072,685 at March 31, 2005. We had $1,728,174 in current assets and $369,975 in current liabilities at March 31, 2004, leaving a net working capital balance $1,358,199. Our available cash resources will not be sufficient to pay our current operating expenses beyond July 2005 unless we receive substantial additional capital.

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

We filed a registration statement for the shares of common stock underlying the short-term warrants on April 25, 2005. We believe those warrants are likely to be a material source of short-term liquidity for our company.

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

As of the end of the fiscal quarter ended March 31, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was accomplished under the supervision and with the participation of our chief executive officer and our chief financial officer who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we completed our evaluation and the date of filing of this Report on Form 10QSB.

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

PART II	OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES

Recent sales of unregistered securities

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

All of the foregoing transactions were exempt under Section 4(2) of the Securities Act. Our securities were issued to a small number of accredited investors who were provided information analogous to the information that would have been required in a registration statement under the Securities Act. No advertising or public solicitation was utilized with respect to any of the foregoing transactions. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption, and all certificates are imprinted with a restrictive legend to that effect.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K The registrant filed the following reports on Form 8-K during the period December 31, 2004 through March 31, 2005:

Form 8-K	February 28, 2005
Item 1.01 and Item 3.02 relating to the amendment and restatement of the trust agreement for the Trust for the Benefit of the Shareholders of Mega-C Power Corporation and augmentations of the trust corpus.

Form 8-K	March 21, 2005
Item 2.01, Item 3.02 and Item 7.01 relating to the issuance of 100,000 shares of 8% convertible preferred stock in settlement of certain debts, the sale of 281,000 shares of preferred stock for cash in private placement transactions and associated Regulation FD disclosure.

Form 8-K	April 5, 2005	Item 5.01 and Item 7.01 relating to the resignation and appointment of directors and executive officers and associated Regulation FD disclosure.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Chief Executive Officer
Dated: May 13, 2005

/s/ Peter Roston
Peter Roston, Chief Financial Officer
Dated: May 13, 2005