Form 10KSB/A
period 2005-03-31
Axion Power International, Inc.
filed 2005-05-31
CIK 1028153

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

 EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, as originally filed on March 30, 2005 is being filed solely to amend the table of exhibits under Item 13 and to correct certain typographical errors in Exhibits 32.1 and 32.2.

No other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1	Certification of Principal Executive Officer	Previously filed

31.2	Certification of Principal Financial Officer	Previously filed

32.1	Corrected Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Corrected Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By /s/ Charles Mazzacato
Thomas Granville, Chief Executive Officer and Director
Date June 1, 2005

By /s/ Peter Roston
Peter Roston, Chief Financial Officer
Date June 1, 2005