Form 10KSB/A
period 2004-12-31
Axion Power International, Inc.
filed 2005-06-16
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2004

Commission File Number 000-22573

AXION POWER INTERNATIONAL, INC.
(Exact name of small business issuer in its charter)

Delaware	65-0774638
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer identification No.)

100 Caster Avenue
Vaughan, Ontario, Canada	L4L 5Y9
(Address of principal executive offices)	(Zip Code)

(Issuer’s telephone number)	(905) 264-1991

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

EXPLANATORY NOTE

This Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2004, as originally filed on March 30, 2005 and amended on May 31, 2005 is being filed solely to amend the table of exhibits under Item 13, to update exhibits 31.1 and 31.2 and to correct typographical errors in exhibits 32.1 and 32.2

No other changes have been made to this Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

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

When used in this Form 10-KSB and our other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,”“may,”“will,”“expects,”“should,”“continue,”“anticipates,”“intends,”“will likely result,”“estimates,”“projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements.

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

INTRODUCTION

Our company was incorporated in Delaware on January 9, 1997 and operated a cigar manufacturing and distribution business until late 1998. We were inactive from January 1999 until December 2003 when we acquired Axion Power Corporation in a business combination that was structured as a reverse takeover. We changed our name from Tamboril Cigar Company to Axion Power International, Inc. in June 2004. Unless we tell you otherwise, references to “Tamboril” and “Axion (Ontario)” refer to the constituent companies before the business combination and references to “Axion,”“our company,”“we,”“us,” and “our” refer to our combined companies.

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

ITEM 11. —SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement is incorporated herein by reference.

ITEM 12. — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the heading “Certain Relationships and Related Transactions” in our definitive Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004	(3)
4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants	(9)
4.8	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005	(11)
4.9	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation	Included in Exhibit 4.2
10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003	(1)
10.3	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004	(1)
10.4	Purchase and sale agreement among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004	(1)
10.5	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004	(5)
10.6	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004	(3)
10.6	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004	(3)
10.8	Executive Employment Agreement of Charles Mazzacato	(9)
10.9	Executive Employment Agreement of Peter Roston	(9)
10.10	Retainer Agreement dated January 2, 2004 between the law firm of Petersen & Fefer and Tamboril Cigar Company	(10)
10.11	Second Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of March 18, 2005.	(12)
14.1	Code of Business Conduct and Ethics	(6)
16.2	Letter from Want & Ender CPA, PC Re: Change in Certifying Accountant	(8)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Corrected Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Corrected Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 29, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated November 24, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.

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

AXION POWER INTERNATIONAL, INC.

By /s/ Thomas Granville
Thomas Granville, Chief Executive Officer
Date June 16, 2005

By /s/ Peter Roston
Peter Roston, Chief Financial Officer
Date June 16, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Granville
Thomas Granville	Chief Executive Officer and Director	June 16, 2005

/s/ John L. Petersen
John L. Petersen	Director	June 16, 2005

/s/ Robert Averill
Robert Averill	Director	June 16, 2005

/s/ Glenn Patterson
Glenn Patterson	Director	June 16, 2005

/s/ Joseph Souccar
Joseph Souccar	Director	June 16, 2005

/s/ Igor Filipenko
Igor Filipenko	Director	June 16, 2005