Form 10QSB
period 2005-06-30
Axion Power International, Inc.
filed 2005-08-15
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005

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

On August 12, 2005, the number of shares of common stock outstanding was 14,960,498

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

Form 10-QSB, Page 1 of 19

Form 10-QSB, Page 2 of 19

Axion Power International, Inc.
Consolidated Balance Sheets
(A Development Stage Company)

	June 30, 2005 (unaudited)	December 31, 2004 (audited)
Assets

Current Assets
Cash & cash equivalent's	$559,907	$46,486
Refundable Taxes	0	8,848
Prepaid expenses	84,140	6,144
Total current assets	644,046	61,478

Property & equipment (net)	79,586	97,606

Other Assets:
Amortizable intangible assets	1,920,522	126,522
Notes receivable	1,328,532	958,523
Contingent future interest in affiliate company	0	1,794,000

Total Assets	$3,972,686	$3,038,129

Liabilities & Equity

Current Liabilities:
Trade accounts payable	$153,886	$579,066
Accrued expenses	77,572	64,692
Balance payable to acquire future interest in affiliate company	0	100,500
Contingent portion payable to acquire future interest in affiliate company	0	1,000,000
Total current liabilities	231,458	$1,744,258

Equity:
Preferred stock-1,000,000 authorized-375,000 issued	3,810,903	0
Common stock-50,000,000 authorized $0.0001 par value
14,760,498 issued & outstanding (13,962,933 in 2004)	1,476	1,396
Additional paid in capital	6,594,248	4,670,497
Deficit accumulated during development stage	(6,637,913)	(3,414,418)
Cumulative translation adjustment	(27,486)	36,396
Total Equity	3,741,228	1,293,871

Total Liabilities & Equity	$3,972,686	$3,038,129

See notes to unaudited interim financial statements.

Form 10-QSB, Page 3 of 19

Axion Power International, Inc.
Consolidated Statement of Operations
(A Development Stage Company)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (9/18/2003) to June 30, 2005 (unaudited)
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)

Net Sales	$0	$0	$0	$0	$0

Selling, General & Administrative Expenses	432,046	400,857	1,992,041	712,207	3,620,937
Research & Development	495,232	365,736	1,145,551	647,365	2,950,776
Other	1,099	0	0	0	(19,703)
(Loss) Before Income Taxes	(928,377)	(766,593)	(3,137,592)	(1,359,572)	(6,552,010)

Income Taxes	0	0	0	0	0

Deficit accumulated during development stage	(928,377)	(766,593)	(3,137,592)	(1,359,572)	(6,552,010)
Less preferred dividends	(75,214)		(85,903)		(85,903)
Net loss available to common shareholders	($1,003,591)	($766,593)	($3,223,495)	($1,359,572)	($6,637,913)

Basic and Diluted Net Loss Per Share	($0.07)	($0.06)	($0.22)	($0.11)

Weighted Average Common Shares Outstanding	14,685,903	12,981,024	14,414,205	12,870,149

See notes to unaudited interim financial statements.

Form 10-QSB, Page 4 of 19

Axion Power International, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)

	Six Months Ended June 30,		Inception (9/18/2003) to June 30, 2005 (unaudited)
	2005 (unaudited)	2004 (unaudited)

Cash Flows from Operating Activities:
Deficit accumulated during development stage	($3,137,592)	($1,359,572)	($6,552,010)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, amortization	18,424	0	41,455
Impairment
Stock issued for services	1,547,500	0	1,547,500
Options issued for services	288,194	123,840	306,419
Changes in Operating Assets & Liabilities
Prepaid expenses	(69,146)	(49,177)	(84,139)
Accounts payable & accrued expenses	(306,751)	258,422	472,837
Net cash used by operating activities	(1,659,370)	(1,026,487)	(4,267,937)

Cash Flows from Investing Activities:
Purchase of equipment	(405)	(94,916)	(121,042)
Investment in Patents	0	0	(126,522)
Incremental investments in notes receivable	(370,009)	(281,620)	(1,328,530)
Payments made on obligation to acquire affiliated company	(100,500)	(59,000)	(794,500)
Net cash used by investing activities	(470,914)	(435,536)	(2,370,594)

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	0	0	868,020
Proceeds from sale of Preferred Stock	2,707,588	0	2,707,588
Proceeds from sale of Common Stock	0	1,282,096	3,650,318
Net cash provided by financing activities	2,707,588	1,282,096	7,225,926

Effect of Exchange Rate on Cash	(63,882)	35,064	(27,487)
Net Change In Cash	577,303	(179,927)	587,394
Cash-Beginning	46,486	455,369	0
Cash-Ending	$559,907	$310,506	$559,907

See notes to unaudited interim financial statements.

Form 10-QSB, Page 5 of 19

AXION POWER INTERNATIONAL, INC.
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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In the first quarter of 2005, the company issued an option to purchase 140,000 shares of common stock at a price of $1.00 per share to the law firm of Petersen & Fefer in settlement of $180,907 in accumulated unpaid fees for legal services rendered. The loss for the six-month period ended June 30, 2005 reflects $ 252,000 of compensation associated with the foregoing option. John Petersen, a partner in the law firm of Petersen & Fefer and is the chairman of our board of directors.

In the first quarter of 2005, the company issued an option to purchase 30,000 shares of common stock at a price of $2.50 per share to a financial consultant. The option vests ratably over the 12 months following the date of issuance. The loss for the six-month period ended June 30, 2005 reflects $36,000 of compensation associated with the foregoing option.

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

Form 10-QSB, Page 6 of 19

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

In April 2005, the company issued options to purchase an aggregate of 56,000 shares of common stock at a price of $2.50 per share to five members of the board of directors. Options for 8,000 shares vested in June 2005, options for an additional 32,000 shares will vest in June 2006 and the options for the remaining 16,000 shares will vest in June 2007. The pro forma loss for the six-month period ended June 30, 2005 reflects $19,286 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

In April 2005, the company issued options to purchase an aggregate of 180,000 shares of common stock at a price of $2.50 per share to its chief executive officer. The option will vest at the rate of 7,500 shares per month commencing May 2005. The pro forma loss for the six-month period ended June 30, 2005 reflects $40,500 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

In April 2005, the company issued incentive awards to employees for an aggregate of 935,500 shares of common stock, including 219,000 fully paid and presently vested shares that were issued for past services. The loss for the six-month period ended June 30, 2005 reflects $547,500 of compensation associated with the common stock awards. In addition, the company issued options to employees for an aggregate of 716,500 shares that will vest ratably over the next five years. 2005 The pro forma loss for the six-month period ended June 30, 2005 reflects $64,485 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

In June 2005, the company issued options to purchase 15,000 shares of common stock at a price of $4 per share to two newly elected members of the board of directors. The foregoing options will vest at the rate of 5,000 shares per year beginning in June 2006. The pro forma loss for the six-month period ended June 30, 2005 reflects $833 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

A pro-forma summary of the impact of all fair values on reported net loss and (loss) per share is as follows:

	Six month period ended June 30,
	2005		2004
		per share		per share
Net loss available to common shareholders as reported	($3,223,495)	($0.22)	($1,359,572)	($0.11)
Intrinsic value of employee options	0	$0.00	0	$0.00
Fair value of options	($252,971)	($0.02)	($103,033)	($0.01)
Proforma loss	($3,476,466)	($0.24)	($1,462,605)	($0.11)

4.	Earnings/Loss Per Share

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

Form 10-QSB, Page 7 of 19

If we had generated earnings during the six-months ended June 30, 2005, we would have added 2,562,861 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If we had generated earnings during the six-months ended June 30, 2004, we would have added 1,756,992 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

The following is a reconciliation of the computation of diluted net loss per share:

	Six Months Ended June 30,
	2005	2004
Numerator:
Net Loss available to common shareholders	($3,223,495)	($1,359,572)
Preferred dividends	85,903
Numerator-Net Loss available to common shareholders-diluted	($3,137,592)	($1,359,572)
Denominator:
Weighted average-Basic	14,414,205	12,870,149
Assumed conversion of plan and investor warrants	1,491,095	1,756,992
Assumed conversion preferred offering warrants	136,766	0
Assumed conversion preferred stock	1,025,000	0
Denominator-weighted average shares diluted	17,067,067	14,627,141
Per share:
Net Loss-basic	($0.22)	($0.11)
Net Loss-diluted	($0.18)	($0.09)

5.	Mega-C Trust Augmentation:

On February 28, 2005, the company issued 500,000 shares of common stock and contributed $100,000 in cash to the Mega-C Trust as an augmentation of the Trust corpus. The loss for the six-month period ended June 30, 2005 reflects $1,000,000 of expense associated with the trust augmentation. After giving effect to the transaction, the Mega-C Trust owns 7,827,500 shares, or approximately 53.1% of our issued and outstanding common stock.

6.	Stockholders' Equity:

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

In March and April 2005, we sold 385,000 shares of preferred stock at a price of $10 per share. An aggregate of 10,000 shares of preferred stock were promptly converted into 50,000 shares of common stock. After deducting offering expenses and commissions, the net proceeds of the preferred stock offering included $2,775,000 in cash and $1,000,000 in debt settlements to C&T shareholders. Each share of preferred stock was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the preferred stock would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if we encountered unexpected delays in our registration of the underlying common stock. After giving effect to the quarterly dividends for the period ended June 30, 2005, the 5% conversion price reduction that became effective on April 30, 2005, and the 2% conversion price reduction that became effective on May 31, 2005, each share of preferred stock is presently convertible into 5.49 shares of common stock.

7.	Segment Information

Our business is organized, managed and internally reported as one segment. The segments are determined based on differences in products, internal reporting and how operational decisions are made. Our entire business currently operates entirely within Canada.

Form 10-QSB, Page 8 of 19

8.	New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Note 3, above contains our evaluation of the potential impact of adopting this statement.

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

Form 10-QSB, Page 9 of 19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our business potential is unproven and you must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and management of growth. To address these risks, we must, among other things, implement and successfully execute our product testing strategy, develop and enhance our relationships with manufacturers of commercial power systems, attract, retain and motivate qualified personnel and establish facilities for the production of our proposed products. We cannot assure you that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Results of Operations

We commenced operations in September 2003 and have received no revenue since inception. During the last four calendar quarters we incurred net losses, selling general and administrative expenses and research and development expenses as follows:

	2004		2005
	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
Selling, general and administrative	$356,191	$307,663	$1,558,896	$432,046
Research and development	$428,591	$475,834	$650,319	$495,232
Net loss	$(784,782)	$(763,765)	$(2,209,214)	$(928,337)

Our reported net loss for the first quarter of 2005 is substantially greater than the reported operating loss for all other periods. The principal reasons for the first quarter loss were $1,000,000 in costs associated with the augmentation of the Mega-C Trust and $852,708 in expense associated with equity compensation awards to employees. After adjusting for non-cash expenses associated with equity compensation awards, our net cash loss for the period was $383,506, an amount that is significantly less than our net loss in all other periods and is primarily attributable to a temporary contraction of our operations that we implemented during the first quarter of 2005 pending the completion of our preferred stock offering.

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

Liquidity and capital resources

Since inception, we have financed our operations through private sales of equity securities. We raised $1.9 million in capital during 2003 and $2.6 million in capital during 2004. During the first six months of 2005, we raised an additional $2.8 million in operating capital and settled $1 million of debt with equity. After giving effect to ($6,637,913) in cumulative operating losses, we had net stockholders equity of $3,741,228 at June 30, 2005. We had $644,046 in current assets and $231,458 in current liabilities at June 30, 2005, leaving a net working capital balance $412,588. Our available cash resources will not be sufficient to pay our current operating expenses beyond August 2005 unless we receive additional operating capital.

On June 21, 2005, we received an order of effectiveness for a Form SB-2 Registration Statement relating to the sale of certain securities by selling stockholders, including 3,701,385 shares that we will issue upon the exercise of outstanding warrants and options.

In light of our immediate need for operating capital, the relatively high exercise prices of certain classes of warrants and the substantial proceeds that we expect to received upon exercise of our outstanding warrants, our board of

Form 10-QSB, Page 10 of 19

directors has concluded that it will be in the best interests of our company and our shareholders to offer certain early exercise incentives to the holders of our outstanding warrants. Accordingly, until August 30, 2005 we will offer the following early exercise incentives to the holders of our outstanding warrants.

Warrant	Number of	Expiration	During Incentive Period		After Incentive Period
Series	Warrants	Date	Price	Proceeds	Price	Proceeds
Series I Warrants	350,300	21-Jan-06	$1.50	$525,450	$2.00	700,600
Series II Warrants	225,000	21-Jan-06	$2.10	472,500	$4.00	900,000
Series III Warrants	254,600	21-Jan-06	$2.40	611,040	$5.00	1,273,000
Capital Warrants	1,679,600	21-Jan-07	$1.60	$2,687,360	$2.00	$3,359,200
Series IV Warrants	497,500	18-Mar-07	$1.60	796,000	$2.00	995,000
Totals	3,007,000		$1.69	$5,092,350	$2.40	$7,227,800

We believe the early exercise incentives will be particularly attractive to the holders of Series I, Series II and Series III Warrants. Accordingly we believe the early exercise of those warrants is likely to be a material short-term source of liquidity for us. Nevertheless, the holders of warrants are not required to exercise their rights at any time prior to the expiration date and we are unable to predict the amount and timing of any future warrant exercises. We reserve the right to temporarily reduce the exercise prices of our warrants from time to time in order to encourage the early exercise of those stock purchase rights.

We believe our available financial resources and the anticipated proceeds from the exercise of warrants and options will be sufficient to finance our operations for a period of 9 to 12 months from the date of this report. We will probably not be able to complete the development of Application Prototypes or begin production of Pilot e3 Supercell power systems without substantial additional funds from the sale of securities or other sources.

We will not be able to commence production and testing of application prototypes without obtaining additional funds from the sale of additional securities or from other sources. We intend to pursue additional financing as opportunities arise and are presently seeking additional capital. We believe we will need at least $10 million in additional capital when we commence production and testing of our proposed application prototypes, however, long-term capital requirements are difficult to plan for companies that are developing new products. We currently expect that we will need capital to pay our ongoing operating costs, fund additions to our infrastructure, pay for the expansion of our sales and marketing activities and finance the acquisition of complementary assets, technologies and businesses.

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

Form 10-QSB, Page 11 of 19

Based on their evaluation as of the end of the period covered by this Report on Form 10-QSB for the six months ended June 30, 2005, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Report on Form 10-QSB was being prepared

There was no change in our internal control over financial reporting that occurred during our last fiscal year or the interim period ended June 30, 2005 that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Our principal founders were non-management investors in Mega-C Power Corporation (“Mega-C”), a former licensee of limited rights to our e3 Supercell technology that became embroiled in controversy in February 2003 when the Ontario Securities Commission began an inquiry into unregistered stock sales by Mega-C and several of its directors, officers and promoters. After organizing an investors committee and conducting a detailed investigation of Mega-C’s affairs, our founders concluded that Mega-C’s corporate, financial, legal and regulatory problems were insoluble. In September 2003, they organized Axion Power Corporation (“Axion (Ontario)) for the purpose of acquiring the e3 Supercell patents from Mega-C’s licensor and continuing development work on the technology. In connection therewith, they advised Mega-C that Axion (Ontario) would protect Mega-C’s bona fide creditors and innocent stockholders if Mega-C did not impede or otherwise interfere with the planned activities of Axion (Ontario).

In connection with the December 31, 2003 business combination between our company and Axion (Ontario), we created a trust for the benefit of Mega-C’s creditors and shareholders (the “Mega-C Trust”), which owns 7,827,500 shares of our stock. The formation of Axion (Ontario), our acquisition of the e3 Supercell patents and our creation of the Mega-C Trust were vigorously opposed by one of Mega-C’s principal promoter groups, which filed a lawsuit against our company, Axion (Ontario), the developer of the e3 Supercell technology, Mega-C and 30 other defendants in February 2004. In April 2004, we filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (the “Court”). In March 2005, the Court appointed a Chapter 11 trustee (the “Chapter 11 trustee”) for the Mega-C case.

On June 7, 2005, the Chapter 11 trustee filed a lawsuit against Sally Fonner, the trustee for the Mega-C Trust (Case No. 05-05042-gwz), demanding the turnover of 7,327,500 shares of our stock to the Chapter 11 estate. On July 27, 2005, we filed a Complaint for Declaratory Judgment against William M. Noall, the Chapter 11 trustee for Mega-C Power Corporation, a debtor under Chapter 11 of the Bankruptcy Code, and Sally Fonner, the trustee of the Mega-C Trust, in the U.S. Bankruptcy Court for the District of Nevada (Case No. 05-05082-gwz).

We filed the complaint for the purpose of obtaining a declaratory judgment that:

•	Mega-C does not have any interest in our e3 Supercell technology;

•	Mega-C did not transfer any property to our company with the intent to damage or defraud any entity;

•	Mega-C did not transfer any property to our company for less than reasonably equivalent value; and

•
If the court ultimately decides that Mega-C has a valid legal interest in our e3 Supercell technology, then we are entitled to terminate the Mega-C Trust and cancel the 7,827,500 Axion shares held by the trust.

Form 10-QSB, Page 12 of 19

We believe our declaratory judgment action has substantial merit; the documents that we filed as exhibits to our complaint will resolve key factual issues; and we would be likely to prevail at trial. Nevertheless, we believe compromise is preferable to litigation. Accordingly we intend to pursue discussions for the purpose of negotiating a reasonable settlement with the Chapter 11 trustee that will:

•	Provide for the distribution of shares by the Mega-C Trust to people who invested money in Mega-C;

•	Provide for the payment of administrative costs incurred by the Mega-C Trust and the Chapter 11 estate;

•	Provide for the payment of claims presented by Mega-C’s bona fide creditors;

•	Provide for the cancellation of a portion of the shares held by the Mega-C Trust; and

•	Resolve all potential disputes between our company and Mega-C, its creditors and its shareholders with respect to the ownership and commercialization of our e3 Supercell technology.

There is no assurance that we can negotiate a settlement with the Chapter 11 trustee or that we will ultimately prevail at trial. Since the Mega-C Trust holds 7,827,500 shares of our stock for the benefit of Mega-C’s creditors and shareholders, we do not believe the litigation is likely to result in dilution to our stockholders. However protracted litigation could have a material adverse impact on our financial condition and the value of our stock.

A copy of the Complaint for Declaratory Judgment, including all exhibits thereto, is attached as Exhibit 99.1 to our Current Report on Form 8-K dated July 28, 2005.

ITEM 2.	CHANGES IN SECURITIES

Recent sales of unregistered securities

In the first six months of 2005, we sold 385,000 shares of preferred stock at a price of $10 per share. After deducting offering expenses and commissions, the net proceeds of the preferred stock offering included $2,775,000 in cash and $1,000,000 in debt settlements to C&T shareholders. A total of 10,000 shares of preferred stock were immediately converted into common stock. Each share of preferred stock was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the preferred stock would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if we encountered unexpected delays in our registration of the underlying common stock. After giving effect to the quarterly dividends for the period ended June 30, 2005, the 5% conversion price reduction that became effective on April 30, 2005, and the 2% conversion price reduction that became effective on May 31, 2005, each share of preferred stock is presently convertible into 5.49 shares of common stock.

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

On June 10, 2005, our stockholders approved all proposals included in our Proxy Statement dated May 9, 2005 by an overwhelming margin. The holders of 12,344,733 shares of common stock and 271,533 shares of preferred stock were present or represented by proxy at the meeting. The common and preferred stock voted as separate classes with respect to the election of directors. With respect to all other proposals, the preferred stock voted with the common stock as a single class on an as converted basis. The results of the voting on the various matters presented for consideration were as follows:

Form 10-QSB, Page 13 of 19

Proposal	For	Against	Withhold or Abstain
To elect Howard Schmidt to serve as an independent director until the 2008 Annual Meeting	271,533	0	0
To elect Michael Kishinevsky to serve as an independent director until the 2008 Annual Meeting	12,343,640		1,093
To elect Tom Granville to serve as a director until the 2007 Annual Meeting	12,343,640		1,093
To elect John Petersen to serve as a director until the 2006 Annual Meeting	12,343,640		1,093
To ratify our compensation policies for independent directors	13,796,235	5,497	5,500
To ratify amendments that increase the number of shares available for incentive grants under our 2004 Incentive Stock Plan from 1 million to 2 million	5,754,533	3,409	7,832,900
To ratify amendments that increase the number of shares available for option grants under our Independent Directors’ Stock Option Plan from 125,000 to 500,000	5,742,633	20,209	7,828,000
To ratify the selection of Michael F. Cronin, CPA as independent auditor for the current year	13,802,832	3,990	410

While the proposals to increase the number of shares available for incentive awards and option grants will not change our current capitalization, the Trust for the Benefit of the Stockholders of Mega-C Power Corporation, which holds 7,827,500 shares of common stock, abstained from voting with respect to the proposals because of a dispute with the Chapter 11 trustee for Mega-C Power Corporation over ownership of the shares held by the Mega-C Trust. In recognition of the dispute, our board of directors has adopted a resolution that instructs the compensation committee to refrain from taking any action with respect to the grant of incentives or options that exceed the pre-meeting authorization until the Bankruptcy Court resolves the underlying dispute.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K The registrant filed the following reports on Form 8-K during the period April 1, 2005 through June 30, 2005:

Form 8-K	April 5	Item 5.01 Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers Item 7.01 Regulation FD Disclosure; Item 9.01 Exhibits.

Form 8-K	June 13	Item 5.01 Departure Of Directors Or Principal Officers; Election Of Directors; Appointment Of Principal Officers Item 7.01 Regulation FD Disclosure; Item 9.01 Exhibits.

Form 10-QSB, Page 14 of 19

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Chief Executive Officer
Dated: August 12, 2005

/s/ Peter Roston
Peter Roston, Chief Financial Officer
Dated: August 12, 2005

Form 10-QSB, Page 15 of 19