Form 10QSB
period 2005-09-30
Axion Power International, Inc.
filed 2005-11-15
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On November 14, 2005, the number of shares of common stock outstanding was 17,246,198

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

Axion Power International, Inc.
Consolidated Balance Sheets
(A Development Stage Company)
	September 30, 2005 (unaudited)	December 31 2004 (audited)
Assets

Current Assets
Cash & cash equivalent's	$0	$46,486
Refundable Taxes	0	8,848
Prepaid expenses	69,942	6,144
Total current assets	69,941	61,478

Property & equipment (net)	70,374	97,606

Other Assets:
Amortizable intangible assets	1,920,522	126,522
Notes receivable	1,454,055	958,523
Contingent future interest in affiliate company	0	1,794,000

Total Assets	$3,514,891	$3,038,129

Liabilities & Equity

Current Liabilities:
Trade accounts payable	$242,823	$579,066
Accrued expenses	78,150	64,692
Balance payable to acquire future interest in affiliate company	0	100,500
Contingent portion payable to acquire future interest in affiliate company	0	1,000,000
Total current liabilities	320,973	$1,744,258

Equity:
Preferred stock-1,000,000 authorized-140,000 issued	1,558,709	0
Common stock-50,000,000 authorized $0.0001 par value
16,400,198 issued & outstanding (13,962,933 in 2004)	1,640	1,396
Additional paid in capital	9,269,736	4,670,497
Deficit accumulated during development stage	(7,650,956)	(3,414,418)
Cumulative translation adjustment	14,789	36,396
Total Equity	3,193,918	1,293,871

Total Liabilities & Equity	$3,514,891	$3,038,129

See notes to unaudited interim financial statements.

Axion Power International, Inc.
Consolidated Statement of Operations
(A Development Stage Company)
	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (September 18, 2003) to September 30, 2005 (unaudited)
	2005 (unaudited)	2004 (unaudited)	2005 (unaudited)	2004 (unaudited)

Net Sales	$0	$0	$0	$0	$0

Selling, General & Administrative Expenses	517,247	356,191	2,509,288	1,068,397	4,138,184
Research & Development	397,990	428,591	1,543,541	1,075,956	3,348,766
Other	0	0	0	0	(19,703)
(Loss) Before Income Taxes	(915,237)	(784,782)	(4,052,829)	(2,144,353)	(7,467,247)

Income Taxes	0	0	0	0	0

Deficit accumulated during development stage	(915,237)	(784,782)	(4,052,829)	(2,144,353)	(7,467,247)
Less preferred dividends & accreted conversion discount	(28,639)	0	(183,709)	0	(183,709)
Net loss available to common shareholders	($943,876)	($784,782)	($4,236,538)	($2,144,353)	($7,650,956)

Basic and Diluted Net Loss Per Share	($0.06)	($0.06)	($0.32)	($0.16)

Weighted Average Common Shares Outstanding	15,093,407	13,327,665	13,341,562	13,020,759

See notes to unaudited interim financial statements.

Axion Power International, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)
	Nine Months Ended September 30,		Inception (September 18, 2003) to September 30, 2005 (unaudited)
	2005 (unaudited)	2004 (unaudited)

Cash Flows from Operating Activities:
Deficit accumulated during development stage	($4,052,829)	($2,144,353)	($7,467,247)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, amortization	27,636	0	50,667
Impairment
Stock issued for services	1,547,500	0	1,547,500
Options issued for services	287,998	300,077	306,223
Changes in Operating Assets & Liabilities
Accounts receivable
Prepaid expenses	(54,948)	(7,945)	(69,941)
Accounts payable & accrued expenses	(217,236)	188,395	562,352
Net cash used by operating activities	(2,461,878)	(1,663,826)	(5,070,445)

Cash Flows from Investing Activities:
Purchase of equipment	(404)	(105,063)	(121,041)
Investment in Patents	0	0	(126,522)
Incremental investments in notes receivable	(495,532)	(507,320)	(1,454,053)
Payments made on obligation to acquire affiliated company	(100,500)	(59,000)	(794,500)
Net cash used by investing activities	(596,436)	(671,383)	(2,496,116)

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	415,130	0	1,283,150
Proceeds from sale of Preferred Stock	2,618,305	0	2,618,305
Proceeds from sale of Common Stock	0	1,949,612	3,650,318
Net cash provided by financing activities	3,033,435	1,949,612	7,551,773

Effect of Exchange Rate on Cash	(21,607)	12,288	14,788
Net Change In Cash	(24,879)	(385,597)	(14,788)
Cash-Beginning	46,486	455,369	0
Cash-Ending	($0)	$82,060	($0)

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

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

In the first quarter of 2005, the company issued an option to purchase 140,000 shares of common stock at a price of $1.00 per share to the law firm of Petersen & Fefer in settlement of $180,907 in accumulated unpaid fees for legal services rendered. The loss for the nine-month period ended September 30, 2005 reflects $ 252,000 of compensation associated with the foregoing option. John Petersen, a partner in the law firm of Petersen & Fefer and is the chairman of our board of directors.

In the first quarter of 2005, the company issued an option to purchase 30,000 shares of common stock at a price of $2.50 per share to a financial consultant. The option vests ratably over the 12 months following the date of issuance. The loss for the nine-month period ended September 30, 2005 reflects $36,000 of compensation associated with the foregoing option.

We intend to adopt SFAS 123(R) using the “modified prospective” transition method beginning with our first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in our first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation.” The following table summarizes our existing agreements and their expected pretax impact on earnings:

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

In April 2005, the company issued options to purchase an aggregate of 56,000 shares of common stock at a price of $2.50 per share to five members of the board of directors. Options for 8,000 shares vested in June 2005, options for an additional 32,000 shares will vest in June 2006 and the options for the remaining 16,000 shares will vest in June 2007. The pro forma loss for the nine-month period ended September 30, 2005 reflects $28,929 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

In April 2005, the company issued options to purchase an aggregate of 180,000 shares of common stock at a price of $2.50 per share to its chief executive officer. The option will vest at the rate of 7,500 shares per month commencing May 2005. The pro forma loss for the nine-month period ended September 30, 2005 reflects $60,750 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

In April 2005, the company issued incentive awards to employees for an aggregate of 935,500 shares of common stock, including 219,000 fully paid and presently vested shares that were issued for past services. The loss for the nine-month period ended September 30, 2005 reflects $547,500 of compensation associated with the common stock awards. In addition, the company issued options to employees for an aggregate of 716,500 shares that will vest ratably over the next five years. 2005 The pro forma loss for the nine-month period ended September 30, 2005 reflects $96,728 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

In June 2005, the company issued options to purchase 15,000 shares of common stock at a price of $4 per share to two newly elected members of the board of directors. The foregoing options will vest at the rate of 5,000 shares per year beginning in June 2006. The pro forma loss for the nine-month period ended September 30, 2005 reflects $3,332 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

In September 2005, the company issued 6,000 shares of restricted common stock to an employee, together with an option to purchase 90,000 shares of common stock at a price of $4 per share. The shares of restricted common stock will vest at the rate of 500 shares per month and the options will vest at the rate of 2,500 shares per month beginning in October 2005. The pro forma loss for the nine-month period ended September 30, 2005 does not reflect any compensation expense associated with the foregoing restricted stock and option grants.

A pro-forma summary of the impact of all fair values on reported net loss and (loss) per share is as follows:

	Nine month period ended September 30,
	2005		2004
		per share		per share
Net loss available to common shareholders as reported	($4,236,538)	($0.32)	($2,144,353)	($0.16)
Intrinsic value of employee options	0	$0.00	0	$0.00
Fair value of options	($379,456)	($0.03)	($103,033)	($0.01)
Proforma loss	($4,615,994)	($0.35)	($2,247,386)	($0.17)

4.	Earnings/Loss Per Share

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

If we had generated earnings during the nine-months ended September 30, 2005, we would have added 3,114,980 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. We excluded the impact of 45,844 warrants and options that were considered anti-dilutive because the exercise prices exceeded the average share price for the period. If we had generated earnings during the nine-months ended September 30, 2004, we would have added 3,072,608 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

The following is a reconciliation of the computation of diluted net loss per share:

	Nine Months Ended Sept 30,
	2005	2004
Numerator:
Net Loss available to common shareholders	($4,236,538)	($2,144,353)
Preferred dividends	183,709	0
Numerator-Net Loss available to common shareholders-diluted	($4,052,829)	($2,144,353)

Denominator:
Weighted average-Basic	13,341,562	13,020,759
Assumed conversion of plan and investor warrants	1,566,639	3,072,608
Assumed conversion preferred offering warrants	203,970	0
Assumed conversion preferred stock	1,344,371	0
Denominator-weighted average shares diluted	16,456,542	16,093,367

Per share:
Net Loss-basic	($0.32)	($0.16)
Net Loss-diluted	($0.25)	($0.13)

5.	Mega-C Trust:

In connection with its acquisition of Axion Power Corporation in December 2003, the company established an irrevocable trust for the benefit of creditors and shareholders of Mega-C Power Corporation, a prior licensee of its

e3 Supercell technology (the “Mega-C Trust”). The initial corpus of the Mega-C Trust was 7,327,500 shares of common stock, but the trust agreement provided that an indeterminate portion of the trust corpus would revert to the company in certain events. Due to the uncertainties inherent in the trust arrangement, the measurement and valuation of the trust shares was deferred pending the outcome of the contingencies specified in the agreement.

On February 28, 2005, the company issued 500,000 shares of common stock and contributed $100,000 in cash to the Mega-C Trust as an augmentation of the Trust corpus. The loss for the nine-month period ended September 30, 2005 reflects $1,000,000 of expense associated with the trust augmentation. At September 30, 2005, the Mega-C Trust owned 7,827,500 shares, or approximately 47.7% of our issued and outstanding common stock.

6.	Stockholders' Equity:

The Company’s Certificate of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock and 12,500,000 shares of Preferred Stock. The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

In March 2005, we designated 1,000,000 shares of our authorized preferred stock as 8% Cumulative Convertible Senior Preferred Stock (“Senior Preferred”) and sold 385,000 shares of Senior Preferred at a price of $10 per share. After deducting offering expenses and commissions, the net proceeds of the offering included $2,775,000 in cash and $1,000,000 in debt settlements to C&T shareholders.

Each share of Senior Preferred was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the Senior Preferred would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if we encountered unexpected delays in our registration of the underlying common stock. After giving effect to the 5% conversion price reduction that became effective on April 30, 2005, the 2% conversion price reduction that became effective on May 31, 2005, and quarterly dividends through September 30, 2005, each share of Senior Preferred is presently convertible into 5.6 shares of common stock.

In March and April of 2005 10,000 shares of Senior Preferred were converted into 50,000 shares of common stock. During the third quarter of 2005, an additional 235,000 shares of Senior Preferred were converted into 1,410,000 shares of common stock. At September 30, 2005, a total of 140,000 shares of Senior Preferred remain issued and outstanding.

During the third quarter of 2005, the holders of 219,700 previously outstanding warrants exercised their stock purchase rights and paid the company an aggregate of 415,130 in connection therewith. Additionally, four of the company’s directors applied $105,550 in accumulated compensation as an offset against the exercise price of 29,565 previously outstanding stock purchase options.

7.	Segment Information

Our business is organized, managed and internally reported as one segment. The segments are determined based on differences in products, internal reporting and how operational decisions are made. All of our current business operations are conducted in Canada.

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

9.	Subsequent Events

In November 2005, the holders of 471,000 outstanding warrants and options notified the company of their intent to exercise their stock purchase rights. The company will receive cash proceeds of $496,000 in connection with these warrant and option exercises. In addition, two directors agreed to purchase 375,000 units for $2.00 per unit, or $750,000 in the aggregate. Each unit consists of one share of common stock and a one-year warrant exercisable to purchase an additional share of common stock at a price of $4.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

We are a research and development company. We are developing a platform technology for asymmetrically supercapacitive lead-acid-carbon energy storage devices that we refer to as “e3 Supercells.” Our e3 Supercells replace the lead-based negative electrodes in conventional lead-acid batteries with nanoporous carbon electrodes similar to those found in advanced supercapacitors. The result is a new class of hybrid energy storage device that offers both battery and supercapacitor performance characteristics and has a much longer service life than lead acid batteries. If ongoing development and testing continue to confirm our laboratory results, we believe e3 Supercells may offer a cost-effective alternative to conventional lead-acid batteries that:

•	Charges three to five times faster;

•	Offers three to four times as many charge/discharge cycles in deep discharge applications;

•	Withstands repetitive 90% depth of discharge without significant loss of performance; and

•	Requires minimal maintenance.

We have no products and no revenue. Initially, we plan to focus on developing e3 Supercells for use in uninterruptible power supplies, which are also known as UPS systems, and DC power systems for communications networks. We selected these markets because worldwide sales of batteries for UPS and communications power systems exceed $1 billion per year, our current prototypes have a form factor that approximates prevailing industry standards and our president and chief operating officer has substantial experience and contacts in these markets. Our second target market will be short-term energy storage and buffering systems for grid-connected wind and solar power generating facilities and conventional electric utilities. Our third target market will be power systems for hybrid automobiles. We may also develop specialized e3 Supercells for a variety of industrial and consumer products including forklifts, wheelchairs and golf carts. There is no assurance that we will be able to develop a product based on our e3 Supercell technology or that we will have the ability to manufacture and market any products we develop.

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

Results of Operations

We commenced operations in September 2003 and have received no revenue since inception. During the last four calendar quarters we incurred selling general and administrative expenses, research and development expenses and net losses as follows:

	2004	2005
	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
Selling, general and administrative	$307,663	$1,558,896	$432,046	$517,247
Research and development	$475,834	$650,319	$495,232	$397,990
Net loss	($763,765)	($2,209,214)	($928,337)	($943,876)

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

Liquidity and capital resources

Since inception, we have financed our operations through private sales of equity securities. We raised $1.9 million in capital during 2003 and $2.6 million in capital during 2004. During the first nine months of 2005, we raised an additional $3.2 million in operating capital and settled $1 million of debt with equity. After giving effect to ($7,650,956) in cumulative operating losses, we had net stockholders equity of $3,193,918 at September 30, 2005. We had $69,941 in current assets and $320,973 in current liabilities at September 30, 2005, leaving a net working capital deficit of $251,032. Between the end of the third quarter and the date of this report, we received $496,000 in proceeds from the exercise of options and warrants and $750,000 in cash proceeds from the sale of additional common stock and warrants. Our available cash resources will not be sufficient to pay our current operating expenses beyond January 2006 unless we receive additional operating capital.

On June 21, 2005, we received an order of effectiveness for a Form SB-2 Registration Statement relating to the sale of certain securities by selling stockholders, including 3,701,385 shares issuable upon the exercise of outstanding warrants and options. During the third quarter of 2005, the holders of 219,700 warrants exercised their stock purchase rights and paid us $415,130 in connection therewith.

In November 2005, the holders of 471,000 outstanding warrants and options notified us of their intent to exercise their stock purchase rights. We will receive cash proceeds of $496,000 in connection with these warrant and option exercises. In addition, two directors agreed to purchase 375,000 units for $2.00 per unit, or $750,000 in the aggregate. Each unit consists of one share of common stock and a one-year warrant exercisable to purchase an additional share of common stock at a price of $4.

After giving pro forma effect to pending warrant exercise and stock sale transactions, we will have six classes of common stock purchase warrants outstanding that will expire at various times over the next 18 months. The following table summarizes the number of outstanding warrants in each class, the anticipated proceeds from the full exercise of each class of warrants, and the expiration date of each class of warrants.

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Series I Warrants	256,800	$2.00	$ 513,600	January 21, 2006
Series II Warrants	225,000	$4.00	900,000	January 21, 2006
Series III Warrants	163,400	$5.00	817,000	January 21, 2006
Capital Warrants	1,654,600	$2.00	3,309,200	January 21, 2007
Series IV Warrants	472,500	$2.00	945,000	March 18, 2007
Series V Warrants	375,000	$4.00	1,500,000	November 7, 2006
Totals	3,147,300	$2.54	$7,984,800

We believe the holders of Series I warrants are likely to exercise their stock purchase rights prior to the expiration date, which would increase our available cash resources by $513,600. However, given the recent trading prices for our common stock, it appears that the holders of Series II and Series III warrants will be likely to let their stock purchase rights expire unless the trading price of our common stock increases significantly. The holders of warrants are not required to exercise their rights at any time prior to the expiration date and we are unable to predict the amount and timing of any future warrant exercises. We reserve the right to temporarily reduce the exercise prices of our warrants from time to time in order to encourage the early exercise of those stock purchase rights.

We believe our available financial resources and the anticipated proceeds from the exercise of Series I warrants will not be sufficient to finance our operations for a period more than six months from the date of this report. We will probably not be able to complete the development of Application Prototypes or begin production of Pilot e3 Supercell power systems without substantial additional funds from the sale of securities or other sources.

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

Based on their evaluation as of the end of the period covered by this Report on Form 10-QSB for the nine months ended September 30, 2005, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Report on Form 10-QSB was being prepared

There was no change in our internal control over financial reporting that occurred during our last fiscal year or the interim period ended September 30, 2005 that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As disclosed in our Annual Report for the year ended December 31, 2004 and our quarterly report for the period ended June 30, 2005 we have been involved in material litigation with Mega-C Power Corporation (“Mega-C”) and certain of its shareholders with respect to the ownership of our e3 Supercell technology and other related matters since February 2004. On October 21, 2005, we entered into a non-binding confidential term sheet with William M. Noall, Chapter 11 trustee for Mega-C, and Sally Fonner, trustee of the Trust for the Benefit of the Shareholders of Mega-C Power Corporation to resolve the outstanding issues and controversies. The foregoing term sheet is subject to the negotiation and execution of a definitive settlement agreement, approval of the settlement agreement by the U.S. Bankruptcy Court for the District of Nevada, and confirmation of a plan of reorganization for Mega-C.

There is no assurance that we can negotiate a definitive settlement agreement, obtain the approval of the U.S. Bankruptcy Court, or obtain confirmation of a plan of reorganization for Mega-C. Since the Mega-C Trust holds 7,827,500 shares of our stock for the benefit of Mega-C’s creditors and shareholders, we do not believe the failure to conclude a definitive settlement is likely to result in dilution to our stockholders. However protracted litigation could have a material adverse impact on our financial condition and the value of our stock.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Conversion of Senior Preferred Stock In March 2005, we designated 1,000,000 shares of our authorized preferred stock as 8% Cumulative Convertible Senior Preferred Stock (“Senior Preferred”) and sold 385,000 shares of Senior Preferred at a price of $10 per share to 12 accredited investors, including four directors of our company. During the third quarter of 2005, five accredited investors and two directors of our company converted 235,000 shares of Senior Preferred into 1,410,000 shares of common stock.

Warrant Exercise Transactions During the third quarter of 2005, three accredited investors and one director of our company exercised 219,700 outstanding warrants and paid us $415,130 in connection therewith.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS
	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code
(b)	REPORTS ON FORM 8-K The registrant filed the following reports on Form 8-K during the period July 1, 2005 through September 30, 2005:
Form 8-K	July 28, 2005	Item 8.01 Other Events - Commencement of litigation Item 9.01 Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Chief Executive Officer
Dated: November 14, 2005

/s/ Peter Roston
Peter Roston, Chief Financial Officer
Dated: November 14, 2005