Form 10KSB
period 2005-12-31
Axion Power International, Inc.
filed 2006-04-17
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [X]

Indicate by check mark whether the registrant is a shell company.  Yes [_]  No [X]

During the year ended December 31, 2005, the registrant had no revenue.

Based on the average of the bid and asked prices reported on the OTC Bulletin Board, the aggregate market value of the 5,805,722 shares of voting common stock held by non-affiliates was $15,393,113 on April 13, 2006,

On April 13, 2006, the number of shares of common stock issued and outstanding was 17,684,598.

Parts of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):  Yes [_]   No  [X]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

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

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as our ability to successfully implement our business plan; our ability to raise an adequate level of capital to fund our operations; market demand and pressures on the pricing for our proposed products; changing market conditions, competition and growth rates within the battery industry; changes in accounting policies; changing economic conditions such as general economic slowdown, decreased consumer confidence and the impact of war on the economy; and other risks and uncertainties.

PART I

ITEM 1. — DESCRIPTION OF BUSINESS

Our corporate history

We were incorporated in Delaware in January 1997 as Tamboril Cigar Company, which operated a wholesale cigar business until December 1998 and was an inactive public shell from January 1999 until December 2003. Since January 2004, we have been engaged in the business of developing a new technology for the production of lead-acid-carbon energy storage devices that we refer to as “e3 Supercells.” We changed our name to Axion Power International, Inc. and implemented a one share for 16 reverse split in June 2004. The values in this report have been restated where necessary to give retroactive effect to the reverse split.

Mega-C Power Corporation, which we refer to in this report as “Mega-C,” was a prior licensee of limited rights to the e3 Supercell technology. In February 2003, the Ontario Securities Commission began an investigation into Mega-C’s stock sales that terminated Mega-C’s ability to finance its operations and continue in business.

Axion Power Corporation, which we refer to in this report as “APC,” was incorporated in September 2003 for the purpose of acquiring rights to the e3 Supercell technology from the original owner of the patents, an Ontario corporation named C and T Co., Inc., which we refer to in this report as “C&T.” The founders of APC were shareholders of Mega-C who collectively invested approximately $3.9 million in Mega-C and were facing a total loss when Mega-C was unable to continue in business. In connection with the organization of APC, the founders invested $1.25 million and their affiliates and friends invested $400,000.

In late December 2003, Tamboril had 1,875,000 shares outstanding. After evaluating the e3 Supercell technology and APC, Tamboril’s management negotiated a series of related transactions that included:

•	A business combination between Tamboril and APC that was structured as a reverse takeover;

•
The establishment of an irrevocable trust, which we refer to as the “Mega-C Trust,” for the stated purpose of preserving the potential equitable rights of Mega-C’s creditors and shareholders while insulating us from the litigation risks associated with the activities of Mega-C and its promoters; and

•	A purchase of the e3 Supercell technology from C&T.

The business combination, trust establishment and technology acquisition transactions closed in December 2003 and January 2004, and in connection with the closings:

•	We issued 233,400 warrants to Tamboril’s management in satisfaction of related-party debt;

•	We issued 10,739,500 common shares and 842,000 warrants for the outstanding securities of APC;

•	C&T purchased 1,250,000 previously outstanding common shares from Tamboril’s management;

•	We purchased all of C&T’s interest in the e3 Supercell technology for 1,592,600 warrants; and

•	C&T retained its rights to receive certain future payments that were due under its agreement with APC.

Of the 10,739,500 common shares that Tamboril issued for the outstanding securities of APC, 7,327,500 shares, or approximately 58% of our post-transaction capitalization, were deposited in the Mega-C Trust. The remaining 3,412,000 shares were distributed among APC’s shareholders. After the closing, APC’s shareholders, C&T’s shareholders and the Mega-C Trust owned 95% of our stock. For financial reporting purposes, APC was deemed to be the accounting acquirer of Tamboril, followed by a recapitalization.

Since February 2004, we have been involved in litigation with certain promoters of Mega-C who are asserting a variety of claims arising from APC’s alleged interference in Mega-C’s affairs and our purchase of the e3 Supercell technology. We filed an involuntary bankruptcy petition against Mega-C in April 2004 and contributed 500,000 additional shares to the Mega-C Trust in February 2005 for the purpose of augmenting the Trust corpus and offsetting the additional administrative and operating costs associated with the bankruptcy. Since July 2005, we have been involved in litigation with Mega-C’s Chapter 11 Trustee that focused primarily on whether the stock in the Mega-C Trust was property of the bankruptcy estate. On December 12, 2005, we entered into a settlement agreement with Mega-C’s Chapter 11 Trustee, the Mega-C Trust and others that will resolve all disputes, including disputes arising from our purchase of the e3 Supercell technology and derivative claims of Mega-C’s shareholders.

The settlement agreement is discussed in detail in Item 3 of this report beginning on page 26. Since the terms of the settlement agreement fall within the range of outcomes contemplated by our original structure, the successful implementation of the agreement will not dilute the interests of our other stockholders.

Unless we tell you otherwise, references to:

•	“Bankruptcy Court” mean the U.S. Bankruptcy Court for the District of Nevada, Reno Division;

•	“Chapter 11 Trustee” mean William M. Noall, the Chapter 11 Trustee for Mega-C Power Corporation;

•
“Plan” means the proposed Chapter 11 plan of reorganization for Mega-C Power Corporation that we have proposed with the Chapter 11 Trustee and APC’s founders under Chapter 11 of the United States Bankruptcy Code;

•	“Tamboril” and “APC” refer individually to those companies prior to the business combination, unless the context requires otherwise: and

•	“we,” “our,” “us” and “the company” refer collectively to our company and our consolidated subsidiaries after the business combination.

Over the past 30 months, APC’s founders have invested a total of $5 million in APC and our company and their affiliates, families and friends have invested an additional $4.5 million. Since the principal burden of financing our operations has been borne by a small group of individuals, we have never accumulated the cash balances that are typical in public companies. Likewise, trading in our common stock has been sporadic, volumes have been low and the market price has been volatile. As we make the transition from research to manufacturing and endeavor to establish a more active trading market for our stock, we believe our cash balances and market profile are likely to improve. However we can provide no guarantees that our transition efforts will be successful.

The battery industry

Batteries are a ubiquitous if largely invisible part of daily life. They produce electric current as a result of chemical reactions and power an endless variety of consumer products and industrial systems ranging from wristwatches and cell phones to transportation and material handling systems. For over 30 years, the battery industry has experienced a period of sustained growth fueled by:

•	The emergence of new technologies for transportation, entertainment and communication;

•	Rapid economic development and industrialization in less developed countries; and

•	Escalating concern over the availability, cost and environmental impact of fossil fuels

There are two basic types of batteries: non-rechargeable “primary batteries” that are discharged once and then discarded; and rechargeable “secondary batteries.” Rechargeable batteries are usually categorized in terms of their intended use for portable, stationary or motive applications; and described in terms of five key operating characteristics:

•	Cycle life, which refers to the number of times a battery can be charged and discharged before it reaches the point where it cannot be recharged to at least 80% of its original rated capacity;

•	Energy, which refers to the total amount of stored charge a battery can deliver under normal operating conditions and is expressed in terms of watt-hours (Wh) or kilowatt-hours (kWh);

•	Power, which refers to the maximum amount of stored charge a battery can deliver per second and is expressed in terms of watts (W) or kilowatts (kW);

•	Recharge rate, which determines the amount of time required for a charging system to restore a depleted battery to a fully charged state; and

•	Efficiency, which is a comparison between the amount of energy required to charge a battery and the amount of energy that can subsequently be discharged from that battery.

According to Frost & Sullivan, the global market for rechargeable batteries is estimated at approximately $25 billion per year and is dominated by four core technologies:

•	Lead-acid, which accounts for approximately $18 billion in annual sales and is used for automotive starting, lighting and ignition systems, and a variety of motive and stationary power applications;

•	Lithium ion, which accounts for approximately $5 billion in annual sales and is used primarily for portable electronic devices;

•	Nickel cadmium, which accounts for approximately $900 million in annual sales and is used primarily for portable power tools and electronic devices; and

•	Nickel metal hydride, which accounts for approximately $800 million in annual sales and is used primarily for portable power tools, electronic devices and hybrid electric vehicles.

Lead-acid is the oldest and cheapest rechargeable battery technology in existence. If you dissect a 12-volt lead-acid battery, you will find that the battery consists of six separate cells and each cell contains two types of lead-based electrodes. The positive electrodes are usually lead alloy grids that are filled with lead dioxide paste. The negative electrodes are usually lead alloy grids that are filled with sponge lead paste. Within each cell, alternating positive and negative electrodes are sandwiched together with non-conductive separators that keep the electrodes from touching each other, wired in parallel and then stacked vertically in the cell. The cell is then filled with a sulfuric acid electrolyte, sealed, vented and connected in series to the other cells.

When the battery is discharged, both sets of electrodes react with the electrolyte and electricity is released. When the battery is recharged, the chemical reactions are reversed. These reversible chemical reactions are what make lead-acid batteries work, and ultimately what makes them fail. The principal causes of battery failure are:

•	Sulfation, where lead sulfate crystals build up on the negative electrodes and impede chemical reactions;

•	Grid corrosion, where the electrolyte dissolves part of the electrode grids;

•	Mass shedding, where the lead pastes fall off the electrode grids and become inactive; and

•	Electrolyte loss, where the cells dry out because of gasses produced during charging.

Sulfation, mass shedding, grid corrosion and electrolyte loss are unavoidable. Battery manufacturers have developed many methods to slow the rates of sulfation, mass shedding, grid corrosion and electrolyte loss, but they cannot be eliminated. In most cases, capacity loss is limited for the first couple hundred cycles and then begins to drop off linearly. Ultimately, after a predictable number of cycles, the only alternative is to replace the battery.

Due primarily to their low cost and proven reliability, lead-acid batteries have become essential components in a variety of consumer and industrial products including:

•	Automotive electrical systems;

•	Golf carts, wheelchairs, forklifts and other motive applications; and

•	Power backup and conditioning systems for computers, electronics and communications networks.

Nevertheless, lead-acid batteries have a number of inherent limitations, including:

•	Relatively low power density;

•	Relatively slow charge and discharge rates;

•	Useful lives that are limited by internal chemical processes:

•	Limitations on the proportion of the stored energy that can be used without battery damage; and

•	Relatively high maintenance and recycling costs.

The last 20 years have been a time of tremendous change in the battery industry. Where lead-acid batteries were once used primarily for starting, lighting and ignition applications, they have moved into the mainstream of motive applications, powering everything from wheelchairs and golf carts to forklifts and mining equipment. More recently, the focus has shifted to electric cars, hybrid electric vehicles and potential electric utility applications. Unfortunately, lead-acid battery technology has not been able to keep pace with increasingly demanding applications. Therefore, the battery industry currently faces a number of substantial challenges, including:

•	Developing products that have improved energy and power to weight ratios;

•	Developing products that charge and discharge more rapidly;

•	Developing products that have longer cycle lives;

•	Developing products that make a greater proportion of the stored energy available for use; and

•	Developing more efficient and cost-effective recycling methods.

In response to these challenges, and others, a number of companies are developing and introducing products based on technologies other than lead-acid. These rechargeable battery technologies include lithium ion batteries, nickel cadmium batteries, nickel metal hydride batteries and supercapacitors. In general, these battery technologies are far more sophisticated and expensive than the lead-acid batteries they hope to replace.

We believe growth and technical change in the battery industry will continue to accelerate for the foreseeable future. While technologies like nickel-metal hydride and lithium ion are the current market leaders in certain high-performance applications like hybrid electric vehicles, we believe the cost and complexity of these technologies will ultimately be limiting factors, particularly in light of economic constraints on producers of mass market transportation products and electric utilities.

Our business

We are developing and preparing to introduce a new class of rechargeable battery technology that is part lead-acid battery and part supercapacitor. We call these devices “e3 Supercells.” Like a lead-acid battery, an e3 Supercell consists of a series of cells. Within the individual cells, however, our construction is different. Instead of using alloy grids filled with sponge lead paste for the negative electrodes, e3 Supercells use carbon electrode assemblies. The resulting device is effectively half lead-acid battery and half supercapacitor. Because of their unique chemistry, e3 Supercells are not subject to sulfation and are less susceptible to electrolyte loss and grid corrosion. They are also expected to offer higher power, faster recharge and longer cycle life than conventional lead acid batteries. We believe these performance features, if realized, will be highly advantageous in many potential applications.

Since inception, our primary focus has been research and development. We are now preparing to manufacture small batches of commercial prototype e3 Supercells for sale to third parties in connection with a series of planned demonstration projects that are scheduled to begin in the third quarter of 2006. Our processes, designs and manufacturing techniques are not optimized and we believe additional research and development will be required to reduce costs and improve performance. As we make the transition from laboratory research to commercial prototype manufacturing we will need to:

•	Refine our planned fabrication methods for carbon electrode assemblies;

•	Demonstrate the feasibility of manufacturing e3 Supercells using standard techniques and equipment;

•	Demonstrate and document the performance of e3 Supercells in key applications; and

•	Respond appropriately to anticipated and unanticipated technical and manufacturing challenges.

We plan to develop e3 Supercells for use in a variety of applications including:

•	Starting, lighting and ignition applications;

•	Motive power applications;

•	Stationary power applications;

•	Hybrid electric vehicle applications; and

•	Military applications.

We believe demand for cost-effective energy storage systems will grow rapidly. We also believe we can become a leader in the high performance battery market. We believe our competitive advantages will include:

•	Ease of integration. Our planned electrode assemblies will be designed to replace the standard grid and paste negative electrodes in conventional lead-acid batteries.

•	Superior flexibility. By changing the number, geometry and arrangement of the electrode assemblies, we expect to be able to configure our technology to favor either energy storage or power delivery.

•	Reduced lead content. Depending on the energy, power and cycling requirements of a particular application, our e3 Supercells will use from 40% to 60% less lead than conventional batteries.

Our ability to establish and maintain a competitive position will be dependent on several factors, including the availability of raw materials and key components, our ability to design and manufacture commercial prototype e3 Supercells, our ability to establish and operate facilities that can fabricate electrode assemblies and manufacture commercial e3 Supercells of consistent quality at a predictable cost, our ability to establish and expand a customer base, our ability to compete against established and emerging battery technologies, the market for batteries in general, our ability to retain key personnel and other factors set forth in the “Risk Factors” section of this report.

Our management team has a diverse set of industry skills and experience, including backgrounds spanning research and development, precision manufacturing, quality control and finance, as well as expertise running complex organizations and managing rapid growth. Our objective is to become an industry leader in low cost, high performance energy storage systems. We plan to achieve this objective by pursuing the following core strategies:

•
Platform technology business model. We plan to implement a platform technology business model where we will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to produce e3 Supercell products.

•
Initial focus on high-value market segments. We believe commercial e3 Supercells will be most appealing in high-value market segments where longer life, high performance and low maintenance costs are more important than initial purchase price.

•
Leverage relationships with thought leaders. We are engaged in discussions with industry consortia, research institutions and other thought leaders in the fields of utility applications, hybrid electric vehicles and automotive fuel cell technology. As we develop our relationships in the field of energy research we believe the opportunities for government funding and consortia participation will expand rapidly, and improve our access to potential suppliers and customers.

•
Leverage relationships with battery manufacturers. Our business model is based on the premise that we can most effectively address the needs of the market by selling electrode assemblies to established battery manufacturers who want to expand their existing product lines. This business model should allow us to leverage the competences, manufacturing facilities and distribution networks of established manufacturers, reduce our time to market and increase our potential market penetration.

•
Build a recognized brand. We believe strong brand name recognition is important to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost of ownership per storage cycle.

•
Secondary focus on emerging markets. Emerging markets for fuel cell power systems, hybrid electric vehicles and conventional utility applications are becoming increasingly attractive. We are actively evaluating the potential for using e3 Supercell products in these emerging markets.

•
Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in research and development to improve the performance of our e3 Supercell devices and lower our manufacturing costs.

The battery industry is mature, capital intensive, heavily regulated, highly competitive and averse to product performance risks associated with radical departures from established technology. Due to the nature of the industry, we do not believe we will be able to make a credible entry into the battery market until we have proven the advantages of our e3 Supercell technology in demonstration projects with end users. Therefore, our business plan contemplates two discrete phases. During the demonstration phase, we will focus on producing small quantities of commercial prototype e3 Supercells in our own manufacturing facilities. These commercial prototype e3 Supercells will serve as the foundation for a series of demonstration projects with established end users. If the demonstration projects are successful and end user testing validates the advantages of our e3 Supercell technology under real-world operating conditions, we can proceed to the commercialization phase.

We intend to begin manufacturing limited quantities of pre-commercial e3 Supercell prototypes in the second quarter of 2006. The principal purpose of the pre-commercial prototypes will be to refine our manufacturing techniques and make early stage production devices available to potential partners who want to conduct preliminary product testing before committing to formal demonstration projects. While our initial manufacturing activities are not expected to generate substantial revenue, we believe they will significantly expand the pool of potential demonstration project partners and raise the profile of our planned e3 Supercell products among potential users. In general, our development path in each target market we identify will include:

•
Prototype manufacturing. We are finalizing design work and manufacturing plans for the commercial prototype e3 Supercells. We intend to purchase raw materials and components from established manufacturers and then fabricate electrode assemblies and assemble the commercial prototype e3 Supercells in company-owned facilities.

•
Demonstration projects. When we have developed a commercial prototype e3 Supercells for a particular target market, we will need to negotiate demonstration projects with industry participants, manufacture the required e3 Supercells and document the performance of our products in real-world conditions.

•
Commercial production. When we have developed sufficient data to support a decision to commence full scale production of a product or product line, we plan to pursue strategic relationships with one or more battery manufacturers that are willing to purchase electrode assemblies from us and use those electrode assemblies to manufacture co-branded commercial e3 Supercells.

We have negotiated non-binding letters of intent with four alternative energy companies that want to evaluate our e3 Supercells for use in wind and solar power generating facilities. There is no assurance that our current non-binding letters of intent will result in purchase contracts; that we will be able to produce commercial prototype e3 Supercells in a timely manner; or that the cost of demonstration projects will not exceed current estimates. Moreover, there is no assurance that the performance advantages we anticipate will be demonstrated and documented under real-world conditions. Accordingly, there is no assurance that our planned demonstration projects will be successful or that we will be able to commercialize e3 Supercells for a particular market segment.

Our planned demonstration projects are not expected to generate sufficient gross profit to offset our expected operating costs. Accordingly, we do not expect to attain profitability during the demonstration phase. If we enter into a commercialization relationship for a specific product or product line, we believe our margins are likely to improve. However there is no assurance that the commercialization of products for one or more market segments will generate sufficient revenue to offset our anticipated operating expenses and yield a profit.

Commercialization phase During the commercialization phase, we intend to implement a platform technology business model where we will develop and manufacture the carbon electrode assemblies that are unique to e3 Supercells, and then sell those assemblies to established battery manufacturers who want to produce a co-branded commercial e3 Supercell product. We believe a platform technology business model can reduce our time to market, allow us to rely on the established competences of existing manufacturers and forge a strong brand identity for e3 Supercells, while allowing us to focus on a narrow band of value-added activities that appear likely to minimize our investment and maximize our profitability.

We will not be in a position to negotiate manufacturing relationships with established battery manufacturers until we complete our planned demonstration projects. Even if our planned demonstration projects are successful, we may be unable to negotiate manufacturing relationships on terms acceptable to us. If we decide to manufacture and distribute a line of commercial battery products ourselves, rather than sell carbon electrode assemblies to established battery manufacturers, our time to market and our anticipated capital costs may increase dramatically.

Our development collaborators

During the research stage, the late Dr. Brian Conway of the University of Ottawa was actively involved in the development and testing of our e3 Supercell technology. In this capacity he supervised the testing of our early prototypes, documented the principal performance characteristics of our e3 Supercell technology and provided technical guidance to our scientific and engineering teams. As we transition from research to manufacturing, our development collaborators will include East Penn Manufacturing Company, Inc. and Dr. Andrew F. Burke.

East Penn Manufacturing Company, Inc. We have entered into a memorandum of understanding with East Penn, the largest independent battery manufacturer in North America. The MOU establishes the framework for a three-phase joint development and testing program that includes laboratory testing; prototype development and testing; and co-development of a series of pre-commercial e3 Supercells. For the last three months, East Penn has been conducting its own tests to more fully characterize the electrode corrosion and mass shedding characteristics of our e3 Supercell prototypes and confirm our in-house test results. We believe this joint development and testing program will help advance our e3 Supercell technology through initial product rollout. The MOU only provides a general framework for our planned cooperation and does not include a detailed listing of the tasks to be completed, a complete allocation of the anticipated costs or the specific terms of the future economic relationship between our companies. Instead, the MOU contemplates that each stage of the testing and development process will be described in a more detailed agreement that clearly defines the respective rights and responsibilities of the parties.

Dr. Andrew F. Burke, Ph.D. Dr. Burke is a member of the research faculty at the Institute of Transportation Studies, University of California at Davis, and a recognized expert in the field of electric and hybrid vehicle design, analysis, and testing. He directs the EV Power Systems Laboratory and performs research and teaches graduate courses on advanced electric driveline technologies, specializing in batteries, ultracapacitors, fuel cells and hybrid vehicle design. Dr. Burke is working with us in an effort to develop a high-power e3 Supercell design that will be suitable for use in hybrid electric automobiles.

Our strategic alliances

Our business strategy involves developing proposed e3 Supercell products for a variety of applications and then determining whether to partner the proposed product or continue development internally until a performance milestone is reached. In furtherance of this strategy, we are devoting substantial time, effort and attention to forging strategic alliances. Our primary focus in discussions with potential strategic partners has been to explore the potential for the formation of joint ventures to conduct demonstration projects where e3 Supercells are built for use in a particular application or class of applications.

Alternative Energy We have engaged in preliminary discussions with a number of potential strategic partners in the alternative energy industry and have signed non-binding letters of intent for following demonstration projects.

•
Hybridyne Power Systems is an Ontario company that specializes in integrated hybrid (wind and solar) renewable energy systems and has signed a non-binding letter of intent to conduct a total of five demonstration projects with us over the next 12 months. The first demonstration project will be a 75 kilowatt hour project and is scheduled for the third quarter of 2006. Additional projects of increasing size and complexity will follow every three months.

•
Omni Power, Inc. is an Ontario company that specializes in integrated clean power and grid connected inverter systems and has signed a non-binding letter of intent to conduct a total of five demonstration projects with us over the next 12 months. The first project is planned for the third quarter of 2006.

•
Vektec Electronics is a New Zealand company that specializes in integrated renewable energy systems and has signed a non-binding letter of intent to conduct a total of five demonstration projects with us over the next 12 months. The first project is planned for the third quarter of 2006.

•
CPE Div L is an Ontario company that acts as a value added reseller of wind power generating equipment and has signed a non-binding letter of intent to conduct a total of five demonstration projects with us over the next 18 months. The first project is planned for the fourth quarter of 2006.

Our alternative energy projects will typically include hundreds of interconnected e3 Supercells and result in revenue of $50,000 to $75,000 per project. We are currently engaged in preliminary discussions with several manufacturers of UPS and DC Power systems and heavy use motive equipment for additional demonstration projects in those market segments.

Fuel cell technology We are negotiating an agreement to provide e3 Supercells for testing by a company that is developing a proprietary fuel cell system for automotive applications. The goal of the project is to develop a battery system that will be used in conjunction with fuel cell systems. The proposed agreement will not require the user to pay or reimburse any of the costs we incur in connection with the project or obligate the user to purchase products from us in the future. Likewise it does not require us to sell products to the user or sublicense our technology if we are unwilling to supply products on terms that the user finds acceptable. There is no assurance that our e3 Supercell technology will satisfy the applicable performance requirements or that we will be able to negotiate an acceptable agreement respecting the future sale of battery products for use in fuel cell systems.

We believe that our existing and future strategic alliances will give us the advantage of significant technical know-how, operating experience and field support while giving our strategic partners an opportunity to participate in the early development of a promising technology. As we expand into the markets for uninterruptible power supplies and DC power systems, it may be difficult for us to find third parties that are willing to enter into strategic alliances on acceptable economic terms or at all. If we are not able to enter into a strategic alliance with respect to a particular proposed product, we may be required to undertake and fund further development using our own funds.

Our patents and intellectual property

We own four issued U.S. patents and have three patent applications pending at the date of this report covering various aspects of our e3 Supercell technology. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

•	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor;

•	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor;

•	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor; and

•	U.S. Patent No. 7,006,346 (expires April 2024) - Positive Electrode of an electric double layer capacitor.

We have no duty to pay any royalties or license fees with respect to the commercialization of our e3 Supercell technology and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know how and other intellectual property will be critical to our success.

Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our e3 Supercell technology. We plan to file additional patent applications in the future. However the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our e3 Supercell technology. Competitors may also intentionally infringe on our patents. The prosecution and defense of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

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

Our competition

We plan to compete with a number of established competitors in the battery in the battery and supercapacitor industry, including Maxwell, Energy Conversion Devices, Panasonic, Nippon-Chemicon, Ness, Enersys, Exide, Japan Storage Battery, Korea Storage Battery and others. In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including symmetric supercapacitors, asymmetric supercapacitors with organic electrolytes, nickel metal hydride batteries, lithium ion batteries and advanced lead-acid batteries. Others are developing advanced energy production technologies like fuel cells, solar cells and windmills. Any or all of these technologies may compete with our technology. We expect to face increased competition in the future. Since many of our competitors are developing technologies that may ultimately have costs similar to, or lower than, our projected costs, there can be no assurance we will be able to compete effectively.

Most of our potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our business will rely on sales of our energy storage products and our competitors with more diversified product offerings may be better positioned to withstand changing market conditions. Some of our competitors own, partner with, have longer term or stronger relationships with suppliers of raw materials and components, which could result in them being able to obtain raw materials on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. We expect to compete on the basis of design flexibility, performance, reliability and total cost of ownership per storage cycle. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share. In addition, the energy storage device market in general competes with other sources of renewable energy and conventional power generation. If prices for conventional and other renewable energy resources decline, or if these resources enjoy greater policy support than solar power, the energy storage device market could suffer.

The rechargeable battery industry has numerous technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of rechargeable batteries require large capital expenditures, which may deter new entrants from commencing production. During the past few years, however, several Asian companies have gained manufacturing strength in rechargeable battery sector. In order to minimize our capital investment in manufacturing facilities and establish strong brand name recognition for our products, our overall strategy is to negotiate strategic alliances and other production agreements with established battery manufacturers that want to include a high-performance co-branded product in their existing product lines. There can be no assurance, however, that our platform technology business model will succeed in the battery industry.

Raw materials

During the research stage, we used readily available raw materials, off-the-shelf components manufactured by others and hand-made components fabricated by our staff. As we begin manufacturing, we will need to establish reliable supply channels for commercial quantities of raw materials and components. We believe established suppliers of raw materials and components will be able to satisfy our requirements on a timely basis. However we do not have any long-term supply contracts and the unavailability of necessary raw materials or components could delay the production of our products and adversely impact our results of operations.

Environmental protection

Lead is a toxic material that is a primary raw material in our e3 Supercells. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We will be required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations.

Our research and development

We engage in extensive research and development to improve our e3 Supercell technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our research and development organization works closely with our engineering team, our suppliers and potential customers to improve our product design and lower manufacturing costs. During the year ended December 31, 2003, 2004 and 2005, we spent $253,435, $1,551,790 and $1,635,377, respectively on company sponsored research and development. While our limited financial resources and short operating history make it difficult for us to estimate our future expenditures, we expect to incur research and development expenditures of increasing magnitude for the foreseeable future.

Our employees

We have 22 full-time employees in Woodbridge, Ontario, including a 16-member scientific and engineering team, a three-member management and business development team and three clerical employees. Seven members of our scientific and engineering team hold PhDs and eight additional employees hold other advanced degrees. We began manufacturing activities in New Castle, Pennsylvania in March 2006. While we have not made our final staffing decisions at New Castle, we presently employ a staff of 10, including 7 people who are involved principally in manufacturing and 3 people who are involved principally in administration and sales. We are not subject to any collective bargaining agreements and believe our relations with our employees are good.

RISK FACTORS

Investing in our common stock is very speculative and involves a high degree of risk. The following are among the risks we face related to our business, assets and operations. They are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also arise. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock.

Risks related to our business

We are an early stage company and our business and prospects are extremely difficult to evaluate.

APC was organized in September 2003 for the purpose of licensing the e3 Supercell technology from C&T and continuing research, development and commercialization of the technology. We operated a wholesale cigar business until December 1998 and were inactive from January 1999 until December 2003 when we entered into the business combination with APC and purchased the e3 Supercell technology from C&T. We do not have a substantial or stable operating history that you can rely on in connection with your evaluation of our company. Our business and prospects must be carefully considered in light of the history of our e3 Supercell technology, the origins of our company and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have no revenues and are making the transition from research and development to manufacturing. Some of the principal risks and difficulties we expect to encounter include our ability to:

•	Resolve litigation that has impeded our growth and diverted our resources over the last two years, either through settlement or otherwise;

•	Raise capital to finance the growth of our business and our expected losses until we can generate a profit;

•	Improve the performance of our e3 Supercell technology and our proposed products;

•
Complete our facilities expansion and establish supply relationships for parts and materials that will be used in the production of commercial prototype e3 Supercells for use in demonstration projects;

•	Develop cost effective processing methods for our raw materials, fabrication methods for our electrode assemblies and manufacturing techniques for commercial prototype e3 Supercells;

•	Negotiate demonstration projects in each of our principal market segments and produce commercial prototype e3 Supercells in sufficient quantities to support those demonstration projects;

•	If our demonstration projects are successful and we decide to commercialize specific product, establish relationships or facilities for the manufacturing, distribution and service of those products;

•	Maintain effective control over the inherently unpredictable costs of our research, product development, product testing and manufacturing activities;

•	Adapt to competitive developments and changing market conditions and successfully execute our rapidly evolving and inherently unpredictable business plan;

•	Implement and improve operational, financial and management control systems and processes;

•	License complementary technologies and defend our intellectual property against potential claims;

•	Attract, retain and motivate qualified personnel; and

•	Manage each of the other risks identified in this report.

Because of our brief operating history and our early stage of development, we have limited insight into trends and conditions that may exist or might emerge and adversely affect our business. There is no assurance that our business strategy will be successful or that we will successfully address the risks identified in this report.

The auditors report on our financial statements includes a going concern qualification.

We had accumulated net losses of ($9,301,537) and a working capital deficit of ($281,778) at December 31, 2005. Our available and anticipated financial resources will not be sufficient to pay our anticipated operating expenses beyond August 2006. We are currently seeking additional capital in order to meet our anticipated obligations. Accordingly, the independent auditors’ report on our financial statements for the year ended December 31, 2005 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption.

The settlement agreement is dependent on the sale of certain shares by the Mega-C Trust, subject to the confirmation and effectiveness of Mega-C’s plan of reorganization and may not resolve all pending litigation.

We have entered into a settlement agreement to resolve all pending and potential claims that Mega-C or the Chapter 11 Trustee could assert against us, including the derivative claims of Mega-C’s shareholders. Many terms of the settlement agreement, including the releases, are subject to confirmation and effectiveness of the proposed Plan. Confirmation may also be impeded if the Mega-C Trust is unable to timely sell up to 1,000,000 of our shares to pay chapter 11 administrative expenses, priority claims and unclassified and allowed unsecured creditor claims. The settlement may not resolve all aspects of certain lawsuits that were filed by Mega-C’s promoters who have claimed that APC’s involvement in Mega-C’s affairs and our purchase of the e3 Supercell technology damaged their interests. We believe the collateral claims of Mega-C’s promoters are without merit. However, we cannot give you any assurance that all conditions for the settlement agreement to become fully effective will occur or that Mega-C’s promoters will not ultimately prevail with respect to their claims against us. The cost of future litigation could have a material adverse impact on our financial condition and the value of our stock.

Our quarterly revenues, expenses and operating results are inherently difficult to predict and if we do not meet investor expectations, our stock price will likely decline.

We had no revenues during our first 29 months of operations. While we shipped our first products in March 2006 and expect to report modest sales revenue for the period ended March 31, 2006, our future revenues, expenses and operating results are difficult to predict and likely to fluctuate significantly from quarter to quarter. The amount and timing of future revenues are inherently uncertain and will be directly affected by a variety of factors, including:

•	Initial demand for our specialty lead-acid batteries and our ability to increase demand for those products;

•	Our ability to begin manufacturing our proposed commercial prototype e3 Supercells for testing purposes and demonstration projects;

•	The availability, terms, timing, amount and nature of governmental subsidies, grants and incentives;

•	The time required to install equipment, hire essential personnel and begin electrode fabrication operations;

•	The number, value and timing of our planned demonstration projects, our ability to negotiate additional demonstration projects and the relative success of those projects;

•	Our ability to negotiate manufacturing relationships or establish additional manufacturing facilities for any commercial e3 Supercells we decide to introduce; and

•	The relative profitability to us of any commercial e3 Supercells we decide to introduce.

Similarly, the amount and timing of future expenses are inherently uncertain and will be directly affected by a variety of factors, including:

•	The cost of legal services that we will require in connection with Mega-C’s Chapter 11 case;

•	The cost of maintaining a research and development staff to support our product development efforts;

•	The cost of installing equipment, hiring personnel and commencing electrode fabrication operations;

•	The cost of manufacturing and distributing specialty lead acid batteries;

•	The cost of negotiating demonstration projects, manufacturing commercial prototype e3 Supercells, monitoring project performance and responding to unanticipated problems;

•	The cost of refining product designs, developing new designs, developing new manufacturing techniques and responding to foreseen technical issues;

•	Our ability to develop, manufacture and sell commercial e3 Supercells, or enter into relationships with other companies that want to manufacture or sell an e3 Supercell product; and

•	Our ability to establish and maintain relationships with suppliers, manufacturing partners and end users.

The bulk of our planned operating expenses will be fixed over the short term. If revenue does not increase at the rates we presently anticipate, we will be unable to proportionately reduce our operating expenses, which would harm our operating results. If we fail to meet or exceed the expectations of investors and analysts, our stock price could decline and the declines could be dramatic.

We have incurred net losses since inception and we may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

We have incurred net losses since inception and at December 31, 2005, we had cumulative net losses of ($9,301,537). To achieve profitability we will need to generate and sustain substantial revenue while maintaining reasonable cost and expense levels. We do not know whether our revenue will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to achieve or increase profitability on a quarterly or an annual basis. If we do not achieve and sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock may decline.

We do not believe revenue from demonstration projects will generate sufficient gross profit to offset all of our operating costs and result in a reported net profit.

We have entered into non-binding letters of intent for a series of planned demonstration projects with distributors of wind and solar energy equipment and are engaged in preliminary discussions with manufacturers of UPS and DC Power systems and motive equipment. We anticipate revenue of $50,000 to $75,000 for each of our wind and solar demonstration projects, but cannot estimate our potential revenues from any additional demonstration projects we may negotiate. We believe our revenues from demonstration projects will be sufficient to offset our production costs and make a modest contribution to overhead. However we do not believe revenue from demonstration projects will generate sufficient gross profit to result in a net profit. Even if our demonstration projects are successful, we expect a delay of up to 12 months between the installation of our first demonstration projects and the receipt of our first revenue from the sale of commercial e3 Supercells. Since we cannot predict the outcome of demonstration projects with certainty, we can offer no assurances that we will generate revenue from the sale of commercial e3 Supercells, or that our future revenues will be sufficient to offset our future operating costs.

Our business will not succeed if we are not able to raise substantial additional capital.

We had $769,047 in current assets and $1,050,825 in current liabilities at December 31, 2005, leaving a net working capital deficit of ($281,778). After giving pro forma effect to:

•	$1,500,000 in estimated first quarter cash expenditures;

•	The receipt of $590,000 in net proceeds from recent stock sales;

•	The receipt of $1,000,000 net proceeds from a secured one-year promissory note; and

•	The purchase of battery manufacturing equipment and inventories for $800,000;

We have a working capital deficit of approximately ($1 million) at the date of this report. We have been advised that approximately $2.96 million in net proceeds from certain pending stock sale and warrant exercise transactions will be paid before May 15, 2006, but can provide no guarantees that the purchasers will perform. If the proceeds are received as promised, we will have approximately $2 million in working capital. If the proceeds are not received, we will be forced to seek additional capital from alternative sources and may not be successful.

Even if we receive the anticipated proceeds from our pending stock sales, our anticipated cash resources will not be sufficient to support our anticipated cash expenditures beyond August 2006 unless we receive additional capital. We intend to pursue financing as opportunities arise and are presently seeking capital. We believe we will need at least $8 million in additional capital over the next 18 months; however, long-term capital requirements are difficult to plan for companies that are developing new products. We cannot assure you that adequate capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional capital when needed, our research, development, manufacturing and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to raise capital when we require it would seriously harm our business.

We owe $1,000,000 to a director on a one-year note that is secured by all of our property.

In connection with our purchase of the equipment and inventories for our battery manufacturing facility, we borrowed $1,000,000 from Robert Averill, a director and principal stockholder of our company. This debt is evidenced by a promissory note that bears interest at the rate of ten percent per annum. The interest is payable monthly and the principal balance is due on the first banking day of February 2007. The note is secured by a purchase money security interest in the assets of our wholly owned subsidiary Axion Battery Products, Inc., and is further secured by a security interest in all of our tangible and intangible assets, including the e3 Supercell patents.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our executives, key scientists and engineers. Given the competitive nature of our industry, there is a significant risk that one or more of our executives, key scientists or engineers might resign their positions, which could have a disruptive impact on our operations. If any of our executives, key scientists or engineers is unable or unwilling to continue in their present positions and we are not able to hire suitable replacements, our business may be disrupted. All our employees have written contracts that protect our proprietary information and prevent certain competitive activities after termination. But if any of our executives, key scientists or engineers joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. We do not maintain key-man insurance for any of our executives, key scientists or engineers.

The Mega-C Trust will have significant influence over the outcome of any stockholder vote.

Under the original trust agreement, the trustee of the Mega-C Trust was required to vote the trust shares proportionally with the votes cast by our other shareholders. Under the settlement agreement and Plan, the Mega-C Trust and a liquidation trust for Mega-C will have the right to vote the number of shares that is equal to the lesser of the number of shares held by them, or the number of shares held by APC’s founders and their spouses and dependents. At the date of this report, assuming that a temporary restraining order entered by the Bankruptcy Court was no longer in effect, the Mega-C Trust and the liquidation trust would be entitled to cast a total of 4,934,309 votes at a meeting of stockholders and may have substantial influence over the outcome of any stockholder vote.

Our directors and officers will have significant influence over the outcome of any stockholder vote.

After giving pro forma effect to recent stock sales, pending stock sales and the surrender of 1,500,000 shares by the Mega-C Trust, we will have 17,517,998 shares of common stock and 140,000 shares of senior preferred stock that are presently convertible into 816,126 shares of common stock. Our directors and officers own 3,826,376 shares of common stock, together with 67,633 shares of senior preferred stock that represent the voting equivalent of 394,305 common shares. They also own warrants and vested options to purchase 1,985,218 shares of common stock. Acting collectively, they will have substantial influence over the outcome of any stockholder vote and the only effective counterbalance will be the voting shares held by the Mega-C Trust.

Our certificate of incorporation and by-laws provide for indemnification and exculpation of our officers and directors.

Our Certificate of Incorporation provides for indemnification our officers, directors and employees to the fullest extent permitted by Delaware law. It also provides exculpation of our directors for monetary damages arising from breach of their fiduciary duties in cases that do not involve fraud or willful misconduct. We have recently obtained directors’ and officers’ liability insurance, which insures against liabilities that our directors or officers may incur in such capacities. We have been advised that the SEC believes that indemnification for liabilities arising under the securities laws is against public policy as expressed in the securities laws and is therefore unenforceable.

Being a public company has increased our administrative costs.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. SEC rules and regulations have made some activities more time consuming and expensive and required us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Exchange Act. During each of the years ended December 31, 2005 and 2004, we spent approximately $280,000 for the legal fees, accounting fees and other costs associated with Exchange Act compliance. We expect SEC rules and regulations to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

The growth we seek is rare and inherently problematic.

The realization of our business objectives will require substantial future growth. Growth of this magnitude is rare and inherently problematic. Unless we are able to efficiently produce commercial prototype e3 Supercells, successfully complete our planned demonstration projects, arrange for the manufacture and distribution of commercial e3 Supercells and grow our business, we will not be successful. We expect that rapid growth and our complex business strategy will place a significant strain on our managerial, operational and financial resources. We must manage our growth, if any, through appropriate systems and controls. We must also establish, train and manage a much larger work force. If we do not manage the growth of our business effectively, our potential could be materially and adversely affected.

Risks related to our e3 Supercell technology

Our e3 Supercells are not a superior solution for all applications that currently rely on lead-acid battery technology.

While there are many similarities between our e3 Supercell technology and conventional lead-acid technology, e3 Supercells are not expected to be a superior solution for all applications that rely on lead-acid battery technology. In cases where total energy storage is the mission critical operating parameter, multiple e3 Supercells may be required to perform functions that could be performed by a single lead acid battery. Therefore e3 Supercells are not and should not be viewed as a fungible replacement for conventional lead acid batteries.

We use lead as a primary raw material; compliance with environmental regulations can be expensive; and non-compliance with those regulations may result in potentially significant monetary damages and fines.

Lead is a toxic material that is a primary raw material in our e3 Supercells. We also use other toxic, volatile and hazardous chemicals in our research, development and manufacturing activities. We will be required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations.

We have never manufactured carbon electrode assemblies in commercial quantities and we may be unable to develop a cost effective alternative to conventional lead electrodes.

During the research and development stage we used hand-made components that were then integrated into our laboratory prototypes. In connection with the transition from laboratory research to manufacturing, we will use mechanized fabrication methods. We have never manufactured commercial quantities of electrode assemblies. Therefore, we cannot be certain that we will be able manufacture commercial quantities of electrode assemblies that have suitable performance characteristics; or that we will be able to manufacture electrode assemblies at a cost that is reasonably competitive with conventional lead electrodes. If we cannot consistently manufacture quality electrode assemblies at a competitive cost we may be unable to develop a competitive product.

We need to establish reliable supply channels for the other raw materials and components that will be used in our commercial prototype e3 Supercells.

During the research stage, we used readily available raw materials, off-the-shelf components manufactured by others and hand-made components fabricated by our staff. As we begin manufacturing, we will need to establish reliable supply channels for commercial quantities of raw materials and components. We believe established suppliers of raw materials and components will be able to satisfy our requirements on a timely basis. However we do not have any long-term supply contracts and the unavailability of necessary raw materials or components could delay the production of our products and adversely impact our results of operations.

We must modify established lead-acid battery manufacturing processes to accommodate differences in our e3 Supercell technology.

We have purchased the equipment and inventory of a small battery company that had a manufacturing plant in western Pennsylvania. We will need to modify the production process to accommodate the differences between lead-acid technology and our e3 Supercell technology. Our electrode assemblies are intended to replace standard lead electrodes without substantial changes in designs, manufacturing equipment or manufacturing methods, they will not necessarily function as simple “plug and play” replacements for conventional lead electrodes. In particular, our electrode assemblies can be bulkier than conventional lead electrodes. This increased bulk and other differences may require modification of battery designs and manufacturing techniques to accommodate our e3 Supercell technology. If the required manufacturing process changes are more extensive or expensive than presently anticipated, our costs may be increased and the production of commercial prototype e3 Supercells may be delayed.

Our limited manufacturing capacity will restrict the number of market segments we can address at any particular time.

We will have to prioritize our market entry initiatives and focus on market segments where we believe our e3 Supercell technology has the greatest potential. The market segments that we have identified as initial targets only represent a small fraction of the total market for lead-acid batteries. There is no assurance that our commercial prototype e3 Supercells will meet our performance expectations or that our e3 Supercell technology will be able to compete effectively in a particular market segment. The failure to accurately assess the potential of a particular market segment and the suitability of our e3 Supercell technology for users in that market segment would materially and adversely impact our operating results and future performance.

If our demonstration projects are successful, we will need to establish a manufacturing relationship with an existing battery company for the production of a co-branded product or make a decision to establish additional company-owned manufacturing facilities. Battery manufacturing plants are expensive and require extensive permits. The failure to establish a relationship with an existing manufacturer for the production of a co-branded product would significantly increase our time to market and our capital requirements.

Quality or performance problems with our commercial prototype e3 Supercells could result in a decrease in customers and revenue, or result in unexpected expenses and loss of market share.

Our commercial prototype e3 Supercells must meet stringent quality requirements. Since we intend to develop a new class of products, use new manufacturing methods and rely on untested quality control procedures, there is a significant risk that we will encounter unanticipated quality or performance problems. We will be unable to test for all possible failure scenarios. Our commercial prototype e3 Supercells may contain defects in material and workmanship or fail to meet our performance expectations. Defects in material and workmanship and performance issues that are identified prior to shipment could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. Defects in material and workmanship and performance issues that are not identified until after products are delivered and installed could create a perception that our products are unreliable or unsuitable, adversely impact our credibility and impair the market acceptance of our proposed products. Future product failures could cause us to incur substantial expense to repair or replace defective products. Widespread product failures may damage our reputation, reduce our market share and cause sales to decline.

Since we cannot test our proposed products for the duration of the warranty periods that are typical in our industry, we may be subject to unexpected warranty expense.

Battery manufacturers typically offer warranty protection for a period of 5 to 8 years for defects in material and workmanship and declines in overall performance. We will need to offer warranty periods that are consistent with industry practice. Accordingly, we will bear the risk of warranty claims long after we have shipped product and recognized revenue. Although we have conducted accelerated testing of our laboratory prototypes, our commercial prototype e3 Supercells have not and cannot be tested in an environment simulating the anticipated warranty period. As a result, we may be subject to unexpected warranty expense, which would harm our financial results.

Technological changes in the battery industry could render our technology uncompetitive or obsolete.

Rapidly evolving technology and increasing customer demands for higher energy and power densities, lighter weight and smaller size are prevalent in the battery industry. We will need to continuously enhance our e3 Supercell technology to keep pace with changing customer requirements. In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including pump hydro and compressed air energy storage systems, flywheels, symmetric supercapacitors, asymmetric supercapacitors with organic electrolytes, nickel metal hydride batteries, lithium ion batteries and advanced lead-acid batteries. Others are developing advanced energy production technologies including fuel cells, micro turbines, solar cells and windmills. Additional new technologies are likely to emerge in the future. Any or all of these technologies may compete with our technology. Technologies developed by others may prove more advantageous or cost-effective than ours and may render our e3 Supercell technology obsolete. Our research and development expense was $253,435 in fiscal 2003, $1,551,790 in fiscal 2004 and $1,635,377 in fiscal 2005. We will need to invest significant resources in research and development to maintain our competitive position, keep pace with technological advances in our industry and effectively compete in the future.

Because we will compete in markets that are highly competitive and many of our competitors have greater resources, we may not be able to compete successfully and we may be unable to gain market share.

The lead-acid battery industry is large, intensely competitive and resistant to technological change. We may be unable to convince established manufacturers and end users that products based on our e3 Supercell technology are superior to available alternatives. There is no assurance that we will be able to compete effectively.

We plan to compete with a number of established competitors in the battery and supercapacitor industry, including Maxwell, Energy Conversion Devices, Panasonic, Nippon-Chemicon, Ness, Enersys, Exide, Japan Storage Battery, Korea Storage Battery and others. Most of our competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, manufacturing, distribution, marketing and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our business will rely on sales of our energy storage products and our competitors with more diversified product offerings may be better positioned to withstand changing market conditions. Some of our competitors own, partner with, have longer term or stronger relationships with suppliers of raw materials and components, which could result in them being able to obtain raw materials on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share. In addition, the energy storage device market in general competes with other sources of renewable energy and conventional power generation.

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

To the extent we enter into strategic relationships, we will be dependent upon our partners.

Our proposed e3 Supercell products are not intended for direct sale to end users and our business strategy will be dependant on our ability to enter into strategic relationships with battery manufacturers and manufacturers of alternative energy systems, UPS systems, DC Power systems and other products. The agreements governing any future strategic relationships are not likely to give us substantial control over the activities of any strategic relationship we negotiate and our future partners, if any, may retain the right to terminate a strategic relationship that we would prefer to continue. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

Risks relating to our intellectual property

We may be unable to enforce or defend our ownership of proprietary technology.

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our e3 Supercell technology. The intellectual property we purchased from C&T includes four issued patents that cover various aspects of the e3 Supercell technology. We have filed three additional patent applications and plan to file other patent applications in the future. However the degree of protection offered by existing and pending patents or the likelihood that additional patents will be granted is uncertain. In many cases, the ultimate value of a patent is directly related to the patent holder’s ability to enforce its rights. Competitors in both the U.S. and foreign countries, many of whom have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent litigation is both costly and time-consuming, even if the outcome is favorable. An adverse outcome in the prosecution of a patent infringement suit could invalidate all or a portion of our patent claims and an adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

We may require licenses of third-party technology that may not be available to us or may be very expensive and could prevent us from pursuing a particular development path.

The fields of energy storage and nanotechnology enhanced materials have seen a proliferation of patents and patent applications in recent years and we may find that third party patents would be useful in the development of our e3 Supercell technology or the manufacturing of products based on our technology. In such an event, the preferred choice may be to obtain a license to the third-party patent. Such licenses may not be available to us on reasonable terms, or at all. The inability to obtain any necessary third-party licenses could cause us to abandon a particular development path, which could seriously harm our business, financial condition and plan of operations.

We may not be able to prevent others from using the names “Axion” and “e3 Supercell,” or similar marks in connection with energy storage products, which could adversely affect our name recognition.

We are pursuing trademark registration for the names “Axion” and “e3 Supercell” in the United States and Canada for use with energy storage devices. We are seeking similar registration of the “Axion” and “e3 Supercell”

names and trademarks in other foreign countries. We may not be successful in some of these jurisdictions. If we are unable to obtain trademark protection for the “Axion” and “e3 Supercell” names, others may be able to sell products using the same or a similar name, which could lead to customer confusion. In addition, if there are jurisdictions where someone else has already established trademark rights in the “Axion” and “e3 Supercell” names, we may face trademark disputes and may have to market products under another name, which could hurt our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to “Axion” and “e3 Supercell,” which if not resolved favorably could cause our branding efforts to suffer.

Risks relating to our common stock

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	The division of the board into three classes of directors that serve for rotating three-year terms;

•	The right of the board to fill vacancies created by director resignations or the expansion of the board;

•	The prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	The requirement for advance notice for nominations of candidates for election to the board or for proposing matters that can be acted upon at a stockholders’ meeting;

•
The ability to issue, without stockholder approval, up to 12,360,000 additional shares of preferred stock with rights established by the board, which could be senior to the rights of holders of common stock; and

•	The right of the board to alter our bylaws without stockholder approval.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These restrictions in our certificate of incorporation, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions.

The number of shares of common stock that are eligible for resale could depress our stock price.

The substantial bulk of our issued and outstanding common shares and the common shares issuable upon the conversion of preferred stock and the exercise of warrants and options are either registered for resale under the Securities Act or eligible for resale under Rule 144. The potential sale of a significant number of our issued and outstanding shares may cause the market price of our common stock to decline, particularly if a large number of holders decide they want to sell at or about the same time.

We have issued convertible securities, warrants and options that may significantly increase the number of common shares outstanding.

After giving pro forma effect to recent stock sales, recent option grants, pending stock sales and the surrender of 1,500,000 shares by the Mega-C Trust, we have 17,517,998 shares of common stock outstanding at the date of this report. We have also issued:

•	140,000 shares of senior preferred stock that are convertible into 816,126 shares of common stock;

•	2,575,600 warrants that entitle the holders to purchase common stock at prices that range from $2.00 to $4.00 per share and average $2.57 per share;

•	1,181,902 vested stock options that entitle the holders to purchase common stock at prices that range from $2.50 to $6.00 per share and average $4.67 per share; and

•	1,177,983 unvested stock options that entitle the holders to purchase common stock at prices that range from $2.50 to $6.00 per share and average $3.82 per share.

If all holders of our vested derivative securities immediately exercised their conversion and stock purchase rights, we would receive $12,151,384 in proceeds and have 22,091,626 shares of common stock outstanding.

We may issue stock to finance acquisitions.

As a key component of our growth strategy, we intend to acquire complimentary technologies, facilities and other assets. Whenever possible, we will try to use our stock as an acquisition currency in order to conserve our available cash for operations. Future acquisitions may give rise to substantial charges for the impairment of goodwill and other intangible assets that would materially and adversely affect our reported operating results. Any future acquisitions will involve numerous business and financial risks, including:

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

We have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

As a key component of our growth strategy, we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation. In particular:

•	Our incentive stock plan authorizes incentive awards for up to 2,000,000 shares;

•	Our independent directors’ stock option plan authorizes options for up to 500,000 shares;

•	We have outstanding contractual options for 1,245,000 shares that are held by executive officers; and

•	We have outstanding contractual options for 404,900 shares that are held by attorneys and consultants.

We believe our equity compensation policies will allow us to provide substantial incentives while minimizing our cash outflow. Nevertheless, we will be required to account for the fair market value of equity compensation awards as operating expenses. As our business matures and expands, we expect to incur increasing amounts of non-cash compensation expense, which may materially and adversely affect our future operating results.

Because of factors unique to us, the market price of our common stock is likely to be volatile.

Daily trading in our common stock commenced in January 2004. Because of the manner in which we became a public company; the relatively small number of shares currently available for resale; the large number of shares that we have registered on behalf of selling stockholder; the early stage of our business and numerous other factors, the trading price of our common stock is likely to be highly volatile. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by competitors; changes in competitive conditions or trends in the battery industry; changes in governmental regulation and changes in securities analysts' estimates of our future performance or that of our competitors or our industry in general, could adversely affect our future stock price. Investors should not purchase our shares if they are unable to suffer a complete loss of their investment.

Our current “bid” and “asked” prices may not stabilize at current levels

During our first year of operations, our stock was quoted on the OTC Pink Sheets. While our stock has been quoted on the OTC Bulletin Board since January 2005, trading has been sporadic, trading volumes have been low and the market price has been volatile. On April 13, 2006, the bid and ask prices for our common stock were $2.55 and $2.75 per share, respectively. The current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

We may not qualify for an Amex listing.

We filed an application to list our common stock on the American Stock Exchange (“Amex”) in May 2004. Due primarily to the risks associated with pending litigation and our complex business and financial history, our Amex listing application has been held in abeyance for over 18 months. In general, the Amex requires $4 million in stockholders’ equity; 400 public stockholders; 1 million publicly held shares; a market price of $3 per share; a market capitalization of $50 million; a market value of $15 million for shares in the public float; and the implementation of certain corporate governance standards. While we presently satisfy all of the qualitative and corporate governance standards established by the Amex, the Amex retains substantial discretion in matters relating to listing applications and they may conclude our litigation is not sufficiently resolved or our business is not sufficiently developed to qualify for a listing. Until our common stock is approved for listing on the Amex, the only available market will be the OTC Bulletin Board.

Our common stock is subject to the SEC’s “penny stock” rules.

SEC rule 3a51-1 defines a “penny stock” as any equity security that is not listed on a national securities exchange or the Nasdaq system and has a bid price of less than $5 per share. We are presently subject to the penny stock rules. Our market price has been highly volatile since January 2004 and there is no assurance that the penny stock rules will not continue to apply to our shares for an indefinite period of time. Before effecting a transaction that is subject to the penny stock rules, a broker-dealer must make a decision respecting the suitability of the purchaser; deliver certain disclosure materials to the purchaser and receive the purchaser's written approval of the transaction. Because of these restrictions, most broker-dealers refrain from effecting transactions in penny stocks and many actively discourage their clients from purchasing penny stocks. Therefore, both the ability of broker-dealers to recommend our common stock and the ability of our stockholders to sell their shares in the secondary market could be adversely affected by the penny stock rules.

ITEM 2. — DESCRIPTION OF PROPERTY

Since inception, our research and development activities were all conducted at our facility in Woodbridge, Ontario. We are presently establishing facilities to manufacture limited quantities of commercial prototype e3 Supercells that will be sold to third parties who have signed non-binding letters of intent to participate in demonstration projects with us. Our existing and proposed facilities are described in more detail below.

Research and Development, Woodbridge, Ontario We conduct the bulk of our research and development at a facility in Woodbridge, Ontario that has been the cornerstone of our research, development and testing programs for the last two years. Our operations in Woodbridge are conducted through our wholly owned subsidiary APC. We rent the facility on a month-to-month basis for a rental of $8,150. Our Woodbridge facility includes approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories. The principal function of this facility has been to insure that formulations, constructs and fabrication methods that succeed in the laboratory are tested in-house under controlled conditions. Our Woodbridge facility has the in-house ability to process raw materials, fabricate electrodes and build laboratory prototype e3 Supercells in small quantities for material and design evaluation purposes. Performing the entire fabrication process in-house has given us better control over the quality of our prototypes and helped integrate the work of our research team with the practical issues faced by our engineering team. Our research and development facility will never generate an operating profit, however we believe the ability to combine scientific research and prototype production in a single facility will increase the probability that any new facilities we establish in the future will be able to produce quality products at predictable competitive prices.

Battery manufacturing, New Castle Pennsylvania We recently purchased the battery fabrication equipment, parts inventories and trademarks of a small battery manufacturing company that ceased operations in the summer of 2005. We purchased the assets in a UCC sale from a commercial bank that obtained those assets in connection with a loan foreclosure. We have also leased the manufacturing plant where the equipment was installed. The former owner of our battery manufacturing facility was an ISO 9001 certified battery manufacturer that had all permits and authorizations for the production of 750,000 lead-acid batteries per year and made specialty batteries for racecars and vintage automobiles and commodity batteries for general automotive use.

Our battery manufacturing operations are conducted through a recently organized wholly owned subsidiary named Axion Battery Products, Inc. We began production of specialty lead-acid batteries for racecars and vintage automobiles in March 2006 and expect to report our first sales revenue in our Form 10-QSB the period ended March 31, 2006. We intend to use the excess capacity to make limited numbers of commercial prototype e3 Supercells for demonstration projects. We have ordered production equipment for our carbon electrode assemblies and plan to conduct prototype electrode manufacturing at our battery manufacturing facility. We expect to begin production of commercial prototype e3 Supercells for our demonstration projects in the second quarter of 2006. We believe our battery manufacturing facility will give us the ability to make commercial prototype e3 Supercells in sufficient quantities to accommodate the needs of our planned demonstration projects. We believe the lead-acid batteries and commercial prototype e3 Supercells we plan to produce will generate enough revenue to pay their direct manufacturing costs and make a modest contribution to overhead.

We have leased the buildings that the former owner of the equipment used for its manufacturing plant. Under the terms of our lease with an unaffiliated landlord, we will lease the facility for a period of two years at a monthly rental of $10,000, and have two successive five-year renewal options at a commercially reasonable rate. The battery manufacturing facility includes approximately 62,700 square feet of floor space, including 7,232 square feet of office, locker, lab and lunch area, 42,500 square feet of manufacturing space, 8,000 square feet of storage buildings and 5,000 square feet of basement area.

We have limited manufacturing experience. While we believe we have employed qualified personnel to manage our battery manufacturing facilities, there is no assurance that we will be able to produce a quality product for sale at competitive prices. Our current facilities will not be sufficient for full-scale production of commercial e3 Supercell products. Since we do have not established plans for additional manufacturing facilities or established relationships for the outsourcing of the manufacturing function, there can be no assurance that we will be able to successfully manufacture any commercial products we decide to introduce.

ITEM 3. — LEGAL PROCEEDINGS

Canadian Litigation On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named our company, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C And T Co. Incorporated, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants.

With respect to our company and certain of our directors, officers and stockholders, the lawsuit alleges a conspiracy to damage the value of the plaintiffs’ investment in Mega-C and deprive the plaintiffs of their alleged interests in our technology. We believe the lawsuit is without merit and we have not accrued a related loss contingency in our financial statements. We have offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for our company. Any named defendant will be free to retain independent legal counsel, but we will not advance the costs of separate legal counsel. We have not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

The Chapter 11 Bankruptcy of Mega-C discussed below resulted in an automatic stay of the Canadian litigation. To date, the stay has not been lifted.

Bankruptcy Court Litigation In April 2004, we filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. 04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner, the trustee of the Mega-C Trust (Case No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Mega-C Trust as property of the bankruptcy estate. On July 27, 2005, we commenced an adversary proceeding against the Chapter 11 Trustee and Ms. Fonner (Case No. 05-05082-gwz) for the purpose of obtaining a judicial determination that:

•	Mega-C does not have any interest in our e3 Supercell technology;

•	Mega-C did not transfer any property to our company with the intent to damage or defraud any entity;

•	Mega-C did not transfer any property to our company for less than reasonably equivalent value; and

•	If the court ultimately decides that the stock in the Mega-C Trust is property of the bankruptcy estate, the stock must be held in a resulting trust for our benefit.

We believe our declaratory judgment action has substantial merit; the documents that we filed as exhibits to our complaint will resolve key factual issues; and we would be likely to prevail at trial.

Settlement Agreement On December 12, 2005, we entered into a settlement agreement with Mega-C, represented by its Chapter 11 Trustee William M. Noall (“Noall”), and the Mega-C Trust, represented by its trustee Sally A. Fonner (“Fonner”). Additional signatories to the settlement agreement include: (a) our subsidiaries APC and C&T; (b) Fonner in both her capacity as Mega-C’s sole officer and director and as trustee of the Mega-C Trust; (c) certain former stockholders of APC including Robert Averill, Joe Piccirilli, The Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation; (d) Paul Bancroft, and (e) certain former stockholders of C&T including, Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg. The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Two groups that we believe to be controlled by Mega-C’s promoters have filed notices of appeal from the Bankruptcy Court order. At the date of this report, no appeal briefs have been filed and we have no ability to evaluate the merits of the appellants’ positions or predict the likely outcome of the appeal.

If the Plan is confirmed, all disputes between the parties will be resolved and:

•	We will reduce the balance of our notes receivable from Mega-C to $100, which will be an allowed claim against the Mega-C estate;

•	All of Mega-C’s right, title and interest, if any, in the e3Supercell technology and all of its tangible and intangible personal property in our possession will be transferred to us;

•
The Mega-C Trust will retain 5,700,000 shares, of which the Mega-C Trustee may sell up to 1,000,000 shares to pay Mega-C administrative expenses and the allowed claims of Mega-C’s unsecured creditors. The proceeds of sale and any additional shares of the 5,700,000 shares as are necessary will be transferred to a liquidation trust to satisfy these claims. The balance of the shares will be transferred to a second amended and restated Mega-C Trust, for pro rata distribution to the holders of allowed equity security interests of Mega-C; and

•
The Mega-C Trust will surrender 2,127,500 shares to us, of which up to 627,5000 may be used to satisfy the accumulated and anticipated expenses of the Mega-C Trust through the effective date and of which at least 1,500,000 will be cancelled.

Since the terms of the settlement agreement and Plan fall within the range of outcomes contemplated by our original structure, implementation of the settlement agreement and Plan will not dilute the interests of our other stockholders.

After giving pro forma effect to the conversion rights of holders of our senior preferred stock (including dividends accrued through March 31, 2006), we had 19,834,124 common equivalent shares outstanding on the date of this report. If the Plan is confirmed and goes effective, a minimum of 1,500,000 shares will be surrendered to us for cancellation. This represents a 7.6% decrease in the number of common equivalent shares outstanding and a corresponding increase in the percentage ownership of each common equivalent share.

Conditions precedent to effectiveness The provisions of the settlement agreement relating to the sale of 1,627,500 shares of our common stock are currently effective and binding on all parties. The Bankruptcy Court has recently approved a disclosure statement that will be served on Mega-C’s creditors and shareholders together with a proposed Plan. Impaired classes of creditors and shareholders have the right to vote on the Plan. If we meet the legal tests for Plan confirmation and the Bankruptcy Court approves the Plan, the litigation pending in Bankruptcy Court will be dismissed with prejudice on the effective date of the Plan. The Chapter 11 Trustee or the liquidation trustee will be obligated to seek dismissal of the Canadian litigation against Mega-C

In general, the Plan provides (a) for full payment of all priority claims, unclassified and allowed unsecured claims, administrative claims, professional fees and administrative expenses; and (b) that the remaining assets will be distributed proportionately to the allowed holders equity securities.

Two groups that we believe are directly or indirectly controlled by Mega-C’s former directors, officers and promoters have vigorously contested a variety of issues in the Mega-C Bankruptcy. Since any party in interest can seek to delay, impede or prevent acceptance or confirmation of the Plan, there is no assurance that Mega-C’s creditors and shareholders will accept the Plan or that the Court will ultimately confirm the Plan. We are unable to predict whether other parties in interest will object to Plan confirmation or whether the Court will find any objections that are raised meritorious.

Cases subject to settlement agreement The settlement agreement specifically relates to and resolves two causes of action pending before the Court that will be dismissed with prejudice on the effective date of the Plan:

•	William M. Noall, as Chapter 11 Trustee of Mega-C Power Corporation v. Sally Fonner, Trustee of Trust For the Benefit of the Shareholders of Mega-C Power Corporation, Adversary No. 05-05042-GWZ; and

•
Axion Power International, Inc. and Axion Power Corporation v. William M. Noall, in his capacity as Chapter 11 Trustee of Mega-C Power Corporation, and Sally Fonner, as Trustee of the Mega-C Trust, Adversary No. 05-05082-GWZ

Under the settlement agreement and Plan, we will receive, among other things, written releases from Mega-C and the Chapter 11 trustee for (a) all claims, potential claims and causes of action that Mega-C or the Chapter 11 trustee could assert us, and (b) all derivative claims that any of Mega-C’s creditors or stockholders might have the right to assert against any signatory to the settlement agreement. Under the terms of the Plan, we will receive exculpation from liability for any act or omission in connection with or arising out of the Chapter 11 case, except for liabilities arising from our gross negligence or willful misconduct.

Impact on other litigation The settlement agreement as implemented by the Plan does not settle the Canadian litigation discussed in above. However, the releases we will receive if the Plan is confirmed will (a) settle all disputes with Mega-C, including without limitation any and all disputes arising from our dealings with Mega-C, our creation of the Mega-C Trust, and our purchase of the e3 Supercell technology from C&T; (b) release all claims that Mega-C or the Chapter 11 Trustee could assert against us and our property, including derivative claims by Mega-C’s shareholders or creditors; and (c) require the Chapter 11 Trustee to use his reasonable best efforts to obtain dismissal of the Canadian litigation to the extent that the litigation asserts derivative and other claims that belong to the Chapter 11 estate. We believe the releases we will receive upon Plan confirmation may resolve the claims asserted against us in the Canadian litigation, but that is not certain. Future proceedings in the Canadian litigation could have a material adverse impact on our financial condition and the value of our stock.

Impact on Mega-C Trust Under the settlement agreement and as proposed in the plan, the Mega-C Trust will be amended and restated and will distribute the balance of the shares of our common stock. The Mega-C Trust will dispose of the shares as follows:

Prior to Plan Effective Date During the period between approval of the settlement agreement and the Plan effective date, the Mega-C Trust:

•
will sell up to 1,000,000 shares for the purpose of paying the fees and costs of the Mega-C Chapter 11 case and to fund the anticipated cash required to confirm the plan, the effective date conditions of the plan and the balance of any priority and unclassified and allowed unsecured claims; and

•	may sell or distribute up to 627,500 shares for the purpose of the fees and costs of the Mega-C Trust through the effective date of the plan.

These sales and dispositions are not subject to Plan confirmation and the Mega-C Trust will receive all of the proceeds from the sale of the shares.

The proceeds from the sale of shares for the benefit of the Chapter 11 estate will be deposited in separate account under the joint control of the Mega-C Trust and the Chapter 11 Trustee. Prior to the effective date of the Plan those funds may only be used to pay approved interim expenses, including allowed interim fees and costs. Those payments will not be contingent on plan confirmation. Any excess proceeds will be retained in joint account until the effective date of Mega-C’s plan of reorganization.

Similarly, the sale or disposition of the 627,500 that may be used to satisfy the expenses of the Mega-C Trust through the effective date is not contingent on Plan confirmation. The Mega-C Trust may elect to distribute shares to its trustee, employees, attorneys, agents and creditors in satisfaction of certain liabilities.

While the Mega-C Trust will have the power to sell our shares in open market transactions, our historical trading volume has not been sufficient to accommodate substantial open-market sales. Therefore, the bulk of the shares will likely be disposed of in block sale transactions for negotiated prices. Our company will pay the expenses of registering the shares and the Mega-C Trust will pay all selling expenses.

On Plan Effective Date Assuming that the Plan confirmed by the Bankruptcy Court, on the effective date:

•
the Mega-C Trust will transfer (a) the remaining proceeds from the sale of 1,000,000 shares, (b) any unsold balance of the 1,000,000 shares and (c) such portion of 4,700,000 shares as the court may order to a liquidating trustee who will use those assets to fund payment of all priority and unclassified and allowed unsecured claims and to establish adequate reserves for disputed claims;

•
the Mega-C Trust will transfer 1,500,000 shares to us, plus any balance of the 627,500 shares remaining after the expenses of the Mega-C Trust through the effective date are satisfied, and of which we will cancel a minimum of 1,500,000 shares;

•
a liquidation trust agreement will be executed and the liquidation trust created to pay the remaining administrative expenses of the chapter 11 estate, and to satisfy the remaining unclassified, priority and allowed unsecured claims of the estate;

•	the Mega-C Trust agreement will be restated and amended for the purpose of distributing the balance of the 5,700,000 shares to the holders of allowed equity security interests of Mega-C; and

•	a five member governing board consisting entirely of Mega-C shareholders will be appointed to advise the trustee regarding the future activities of the trust.

We will be required to file an amendment to our Form S-1 registration statement in connection with the planned transfer of shares to the liquidating trustee and the planned distribution of shares to Mega-C’s shareholders. Each such transfer or distribution will be preceded or accompanied by the prospectus included in the amendment.

Impact on our company The settlement agreement as implemented by the Plan will favorably impact our company and stockholders in several respects including:

Technology Ownership We have maintained that Mega-C did not have any remaining interest in the e3 Supercell technology when the bankruptcy case was filed, that we received nothing from Mega-C and that we obtained all of our right, title and interest in the e3 Supercell technology directly from the owner, C&T. The Plan will fully and finally resolve any questions about ownership of the technology in our favor, by transferring the right, title and interests of Mega-C, if any, in the e3 Supercell and any of its other personal property to us.

Right of First Refusal We will retain a right of first refusal with respect to any proposed sales of our stock that are neither an open market sale at prevailing prices nor effected in connection with an underwritten offering to the general public. We will not have any power to influence future decisions to distribute our shares in settlement of claims and interests and there is a risk that either the Mega-C Trustee or the liquidating trustee will distribute shares of our stock to persons we would exclude from stock ownership if we had the power to do so.

The financial statement impact of the settlement agreement is uncertain. While the settlement agreement as implemented through the Plan accomplishes a number of things, it will not impact our liquidity or change our ability to finance our business. Investors are cautioned that companies in our stage of development should ordinarily be evaluated on the basis of their working capital and net tangible assets because there is no assurance that our intangible assets will have any recoverable value if our product development efforts are not successful.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

During the year ended December 31, 2004, our stock was quoted on the OTC Pink Sheets. While our stock has been quoted on the OTC Bulletin Board since January 2005 (Symbol: AXPW.OB), trading has been sporadic, trading volumes have been low and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTC Pink Sheets and the OTC Bulletin Board for each quarter since the date of the business combination. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
First Quarter 2004	$7.20	$1.28
Second Quarter 2004	$7.20	$3.84
Third Quarter 2004	$7.00	$4.00
Fourth Quarter 2004	$4.50	$2.95

First Quarter 2005	$4.25	$2.58
Second Quarter 2005	$6.00	$2.30
Third Quarter 2005	$5.25	$3.25
Fourth Quarter 2005	$4.65	$3.40

First Quarter 2006	$6.00	$2.50

On April 13, 2006, the bid and ask prices for our common stock as reported on the OTC Bulletin Board were $2.55 and $2.75 per share, respectively.

Securities outstanding and holders

After giving effect to recent stock sales, recent option grants and pending stock sales, the following equity securities and stock purchase rights were outstanding on the date of this report.

Common stock	19,017,998 shares, including 7,827,500 shares held in by the Mega-C Trust;
Preferred stock	140,000 shares presently convertible into 816,216 shares of common stock;
Warrants	2,575,600 warrants exercisable at a weighted average price of $2.57 per share;
Stock options
2,359,885 options, including 1,181,902 vested options exercisable at a weighted average price of $4.67 per share and 1,177,983 unvested options exercisable at a weighted average price of $3.82 per share.

On March 28, 2006, we had 397 record holders of common stock and 11 record holders of senior preferred stock. Approximately 2,196,500 shares are held in street name accounts by brokerage firms and other nominees for the benefit of approximately 460 beneficial owners.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. We are not obligated to pay cash dividends on our senior preferred stock in any quarter where we report a net loss for the quarter or the year-to-date then ended. Any future decision to pay dividends on our common stock and senior preferred stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information The following table provides summary information on our equity compensation plans of December 31, 2005.

Plan category	Number of shares issuable on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders
2004 Incentive Stock Plan	629,950	$2.58	1,151,050
2004 Directors' Option Plan	80,035	$3.45	390,400
Equity compensation plans not approved by stockholders
Contract options held by officers	710,000	$3.62
Contract options held by attorneys and consultants	29,900	$3.02
Total equity awards	1,449,885	$3.15	1,541,450

Plans Approved by Stockholders Our stockholders have adopted an incentive stock plan for the benefit of our employees, consultants and advisors. Under the terms of the plan, we are authorized to grant incentive awards for up to 2,000,000 shares of common stock. The incentive stock plan authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock and stock bonuses. In addition, the plan authorizes the payment of cash bonuses when a participant is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

Our stockholders have adopted an outside directors' stock option plan for the benefit of our non-employee directors in order to encourage their continued service as directors. Under the terms of the plan, we are authorized to grant incentive awards for up to 500,000 shares of common stock. Each eligible director who is appointed to fill a vacancy on the Board or elected to serve as a member of the Board may participate in the plan. Each eligible director will automatically be granted an option to purchase the maximum number of shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his term in office. In each case, the option exercise price will be the fair market value of the stock on the date of grant.

Plans Not Approved by Stockholders During our first two years of operations, we issued 1,079,200 stock options and warrants to officers, attorneys and consultants in connection with respective employment agreements. In January 2006, we issued 910,000 additional stock purchase options to officers and attorneys. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Petersen & Fefer were granted contractual warrants to purchase 189,300 shares of our common stock at a price of $2.00 per share as partial compensation for services rendered. In August 2004, the exercise price of the warrants was reduced to $1.00 per share for their remaining term. In March 2005, members of the law firm of Petersen & Fefer were granted contractual warrants to purchase 140,000 shares of our common stock at a price of $1.00 per share as partial compensation for services rendered. The warrants were exercised in the fourth quarter of 2005

In February 2004 Canadian Consultants Bureau Ltd., an advisor to our board, was granted a contractual option to purchase 6,300 shares of our common stock at a price of $3.20 per share as partial compensation for services. In June 2005, Canadian Consultants Bureau was granted similar option to purchase 3,600 shares of our common stock at a price of $5.60 per share. The options are fully vested and may be exercised at any time during the four-year period commencing one year after the date of grant.

In July 2004, our president and chief operating officer Charles Mazzacato was granted a contractual option to purchase 240,000 shares of our common stock at a price of $4.00 per share. This option will vest at the rate of 60,000 shares per year commencing July 31, 2005 and be exercisable for five years after each vesting date.

In July 2004, our chief financial officer Peter Roston was granted a contractual option to purchase 200,000 shares of our common stock at a price of $4.00 per share. This option will vest at the rate of 50,000 shares per year commencing July 31, 2005 and be exercisable for five years after each vesting date.

In April 2005, our chief executive officer Thomas Granville was granted a contractual option to purchase 180,000 shares of our common stock at a price of $2.50 per share. This option will vest at the rate of 7,500 shares per month commencing May 1, 2005 and be exercisable for five years after each vesting date.

In April 2005, our European financial advisor Auric Trading Ltd. was granted a contractual option to purchase 30,000 shares of our common stock at a price of $2.50 per share. This option vested at the rate of 2,500 shares per month from May through December 2005, when the unvested option was terminated. The options are exercisable for two years after each vesting date.

In September 2005, our chief of research and development Edward Buiel was granted a contractual option to purchase 90,000 shares of our common stock at a price of $4.00 per share. This option will vest at the rate of 2,500 shares per month commencing October 2005 and be exercisable for five years after each vesting date.

In January 2006, our chief executive officer Thomas Granville was granted a contractual option to purchase 500,000 shares of our common stock at a price of $6.00 per share. A total of 300,000 options vested immediately as a bonus for services performed during 2005 and the balance will vest, subject to the attainment of certain specified objectives, over the next 12 months. The options will be exercisable for a period of three years from the issue date.

In January 2006, members of the law firm of Petersen & Fefer were granted a contractual option to purchase 360,000 shares of our common stock at a price of $6.00 per share. A total of 240,000 options vested immediately as a bonus for services performed during 2005 and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006. The options will be exercisable for a period of three years from the issue date.

In January 2006, our chief of research and development Edward Buiel was granted a contractual option to purchase 35,000 shares of our common stock at a price of $6.00 per share. A total of 10,000 options vested immediately as a bonus for services performed during 2005 and the balance will vest, subject to the attainment of certain specified objectives, over the next 12 months. The options will be exercisable for a period of three years from the issue date.

In January 2006, our bankruptcy counsel Cecilia Rosenauer was granted a contractual option to purchase 15,000 shares of our common stock at a price of $6.00 per share. The options will vest on the effective date of Mega-C’s Chapter 11 plan of reorganization and be exercisable for a period of three years from the issue date.

Sales of Unregistered Securities

2003 Private Placements APC was incorporated in September 2003. Between the date of its incorporation and December 31, 2003, APC received $1,896,818 in capital from private placements of its securities.

Reverse Takeover Tamboril had 1,875,000 shares of common stock outstanding on December 31, 2003, immediately prior to the first closing of the APC and C&T transactions. In connection with those transactions:

•	We settled $484,123 in accrued compensation and other related party debt that we owed to two of our principal stockholders by issuing 233,400 warrants.

•
APC’s founders and noteholders transferred their rights to 4,040,000 shares and $1,500,000 in convertible notes to us for 10,739,500 shares of common stock and 842,000 warrants and concurrently agreed to deposit 7,327,500 of their common shares in the Mega-C Trust;

•	C&T bought 1,250,000 shares of our outstanding common stock from two of our principal stockholders for $200,000 and then distributed those shares to its stockholders;

•	C&T agreed to transfer all of its right, title and interest in the e3 Supercell technology to our company in exchange for 1,562,500 warrants and then distributed those warrants to its stockholders;

•	We granted a two-year option to purchase 189,300 shares of common stock to our securities counsel and interim chief financial officer as partial compensation for post-transaction services.

2004 Private Placements During the year ended December 31, 2004, we sold 462,667 units, each consisting of one share of common stock and one warrant, together with 361,000 shares of common stock, for net cash proceeds of $1,582,830. We also received $868,020 in net cash proceeds from the exercise of 475,200 outstanding common stock purchase warrants.

Augmentation of Mega-C Trust In February 2005, we issued 500,000 shares of our common stock to the Mega-C Trust. For accounting and financial reporting purposes, the stock issuance transaction was valued at $1,525,000, or $3.05 per share. Of this amount, $1 million was charged to expense in the first quarter of 2005 and the balance constitutes a fourth quarter adjustment. After giving effect to the augmentation, the Mega-C Trust owned 7,827,500 shares, or approximately 44.5% of our common stock outstanding on December 31, 2005.

2005 Private Placements During the year ended December 31, 2005:

•
We sold 285,000 shares of preferred stock for cash at a price of $10 per share and issued 511,000 common stock purchase warrants exercisable at $2.00 to the purchasers of the preferred stock. After deducting offering expenses, the net proceeds of the preferred stock offering were $2,754,110. We also issued 100,000 shares of preferred stock in settlement of a $1 million obligation to C&T. During the year ended December 31, 2005, an aggregate of 245,000 shares of preferred stock were converted into 1,470,000 shares of common stock.

•
We sold 600,000 units, each consisting of one share of common stock and a two-year warrant exercisable at $4.00 for a purchase price $2.00 per unit. After deducting offering expenses, the net proceeds of the unit offering were $1,171,310.

•	Holders exercised 494,800 warrants and paid us $848,630 in connection therewith, including $681,930 that was received during 2005 and $166,700 that was received during 2006.

•	A director exercised 329,300 options and agreed to pay us $329,300 in connection therewith, including $223,300 that has been paid as of the date of this report.

In addition to the completed financing transactions, we have agreed to sell 1 million shares of common stock to a foreign partnership at a price of $2.50 per share as part of a group of comparable transactions where the purchaser will contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that will be used to pay for the underlying securities. Concurrently, four holders of outstanding warrants agreed to exercise their warrants, purchase 301,700 shares of our common stock for an aggregate consideration of $603,400 and five holders agreed to resell a total of 500,000 shares to the purchaser at a price of $3.00 per share pursuant to our effective registration statement. After giving effect to approximately $143,400 in cash finders fees that we will pay to third parties, along with 45,000 shares of restricted stock, the net cash proceeds of the combined stock sale and warrant exercise transaction are expected to be $2,960,000.

We have not yet received the anticipated net proceeds from the foreign partnership or $106,000 in anticipated proceed from an exercise of options by one of our directors. We have been advised that those obligations will be paid before May 15, 2006, but can provide no guarantees that the purchasers will perform. Since the holders of 301,700 warrants exercised their warrants to facilitate the planned transaction with the foreign partnership, we intend to unwind the warrant exercise transactions if the purchaser ultimately fails to perform. Due to the uncertainties surrounding the transaction, the shares that were issued to an escrow agent in connection with the execution of the original agreements have been excluded from our capitalization at December 31, 2005.

Our private placement transactions were all exempt under Section 4(2) of the Securities Act. Our securities were issued to a limited number of purchasers, all of whom are accredited investors. Each purchaser was provided with information analogous to the information that would have been required in a registration statement under the Securities Act. We did not use any form of advertising or general solicitation in connection with the sale of these securities. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption and all certificates are imprinted with a restrictive legend to that effect.

ITEM 6. — MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis of our company’s financial condition and plan of operation should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Information” elsewhere in this report.

Overview

At December 31, 2005, we had cumulative net losses of ($9,301,537) and a working capital deficit of ($281,778). After giving effect to the beneficial conversion features associated with our sale of preferred stock in the first quarter of 2005, the cumulative loss allocated to common shareholders was ($12,576,888). Even if a pending private placement is successfully completed, our available and anticipated financial resources will not be sufficient to pay our anticipated operating expenses beyond August 2006. Accordingly, the independent auditors’ report on our financial statements for the year ended December 31, 2005 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption.

During the years ended December 31, 2004 and 2005, we devoted substantial time, effort and financial resources to litigation arising from the business failure of Mega-C and our efforts to continue the development of the e3 Supercell technology. Over the course of the litigation, it has become apparent that our principal opposition has come from promoters of Mega-C who were at least partially responsible for that company’s failure and want to advance their personal interests regardless of the cost to others.

On December 12, 2005, we entered into a settlement agreement that will resolve all pending and potential claims of Mega-C and the Chapter 11 Trustee, including derivative claims of Mega-C’s shareholders. Nevertheless, the settlement as implemented by the Plan may not resolve certain lawsuits that were filed by Mega-C’s promoters who have argued that our founder’s involvement in Mega-C’s affairs and our purchase of the e3 Supercell technology damaged their interests. We believe the claims of Mega-C’s promoters are without merit and we have not accrued a related loss contingency in our financial statements.

We expect our litigation costs to decline significantly over the next 12 months. We also believe that a successful mitigation of the litigation risks that have clouded our future for the last two years will facilitate our efforts to obtain needed operating capital. We can provide no guarantees that all of the litigation that lies before us will be resolved to our satisfaction.

Plan of Operations

Financing activities We have been advised that approximately $3 million in net proceeds and expense reimbursements from certain pending stock sales will be paid before May 15, 2006, but can provide no guarantees that the purchasers will perform. If the proceeds are received as promised, we will have approximately $2 million in working capital. If the proceeds are not received, we will be forced to seek additional capital from alternative sources and may not be successful.

Even if the purchasers perform, the anticipated cash proceeds from our pending stock sale will not be sufficient to satisfy our cash needs beyond August 2006 and additional capital will be needed to pay the anticipated expenses that are not offset by anticipated revenue from product sales. We expect that we will need additional capital to pay our day-to-day operating costs, finance our research and development, costs associated with our manufacturing activities, pay for the development of a sales and marketing organization and finance the acquisition of complimentary assets, technologies and businesses. Accordingly, we are engaged in negotiations with an NASD member broker/dealer that proposes to raise additional operating capital for us on a best efforts basis.

We intend to pursue financing as opportunities arise and are presently seeking capital. We believe we will need at least $8 million in additional capital over the next 18 months; however, long-term capital requirements are difficult to plan for companies that are developing new products. We cannot assure you that adequate capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development, manufacturing and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to raise capital when we require it would seriously harm our business.

Operating activities Our current cash outlays average approximately $500,000 per month. In connection with the transition from research to manufacturing, we plan to reduce the size of our scientific and technical staff and increase the size of our manufacturing staff. Over the next several months, we intend to reduce spending on research and development and transfer a significant portion of our operations from our research facility in Ontario to our recently acquired production facility in Pennsylvania. While operations are likely continue in both locations for an indeterminate period of time, we believe the proposed changes will reduce our monthly overhead and streamline future operations. We also believe our litigation costs are likely to decline significantly over the next 12 months.

We began production of specialty lead-acid batteries during the first quarter of 2006. We shipped our first products to customers during the month of March and expect to report modest operating revenue for the period ended March 31, 2006. We believe sales of specialty lead acid batteries are likely to generate from $1.5 to $2 million of sales revenue during the 2006 fiscal year.

We intend to begin production of commercial prototype e3 Supercells during the second quarter of 2006. Our initial production runs will be used exclusively for characterization and performance testing and we do not expect to generate revenue from sales of commercial prototype e3 Supercells until the third quarter of 2006. We have signed non-binding letters of intent for a series of alternative energy demonstration projects with distributors of wind energy equipment and anticipate sales revenues of $50,000 to $75,000 per project.

While we believe our future revenue from the sale of specialty lead-acid batteries and commercial prototype e3 Supercells, will be sufficient to offset our anticipated manufacturing costs and make a modest contribution to overhead, the amount and timing of our anticipated revenues are uncertain. We expect our quarterly losses to increase during the first half of 2006 and then decline during the second half of 2006 as gross profits from product sales become available to offset a portion of our general and administrative cost. Our future revenues, expenses and operating results are inherently difficult to predict and likely to fluctuate significantly from quarter to quarter. The bulk of our planned operating expenses will be fixed over the short term. If revenue does not increase at the rates we presently anticipate, we will be unable to proportionately reduce our operating expenses, which would harm our operating results. If we fail to meet investor expectations, our stock price could decline and the declines could be dramatic.

Our current manufacturing and product demonstration plans have been formulated with the strategic goal of generating sufficient profit from battery sales and demonstration projects to bring us to the break even point in late 2006 or early 2007. We do not know if our demonstration projects will be successful, but if they are, rapid growth is likely to place a significant strain on our managerial, operational and financial resources. In that event, our plans to reach break even in the short-term may be unattainable. To achieve profitability we will need to develop and introduce commercial e3 Supercells that can be profitably manufactured by our company or other battery producers. We will then need to generate and sustain substantial revenue from the sale of our proposed products while maintaining reasonable expense levels. We must manage our growth, if any, through appropriate systems and controls. If we do not manage the growth of our business effectively, our future operating results will be materially and adversely affected.

Results of operations

Net losses We did not generate any revenue during the research and development phase. Since inception we have incurred selling general and administrative expenses, research and development expenses, litigation settlement expenses and net losses as follows:

	Years ended December 31,				Inception (September 30, 2003) through December 31, 2005
	2005	2004		2003
Revenue		$	$		$	$

Selling, general and administrative	4,420,170		1,376,031	252,864		6,049,065
Research and development	1,635,377		1,551,790	253,435		3,440,602
Other (income) expense	(168,427)		(19,703)			(188,130)
Net loss	(5,887,120)		(2,908,118)	(506,299)		(9,301,537)
Preferred stock dividends and beneficial conversion feature	(3,275,351)					(3,275,351)
Net loss applicable to common stockholders	($9,162,471)		($2,908,118)	($506,299)		($12,576,888)
Basic and diluted net loss per share	($0.60)		($0.22)	($0.17)		($0.98)
Weighted average common shares outstanding	15,238,585		13,180,689	3,002,515		12,862,842

Non-cash expenses We have incurred substantial non-cash expenses for equity compensation awards. In 2005, the non-cash expense associated with equity compensation awards was $802,588 as compared with $18,225 in 2004. As described more fully below, future non-cash charges for equity compensation associated with our implementation of SFAS 123(R) are likely to significantly increase our reported operating expenses.

Litigation costs Since February 2004, we have devoted substantial time, effort and money to lawsuits and other legal proceedings that relate to Mega-C’s business failure and our acquisition of the e3 Supercell technology. Our out-of-pocket litigation costs and expenses were approximately $632,000 in 2004 and $456,000 in 2005. Our financial statements for the year ended December 31, 2005 also reflect $1,525,000 in non-cash expense associated with our contribution of 500,000 additional shares to the Mega-C Trust during the first quarter of 2005.

Quarterly Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for each quarterly period from the September 2003 inception of APC through December 31, 2005. The unaudited quarterly information has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of this data. This information should be read together with the consolidated financial statements and related notes included elsewhere in this report.

	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	2003	2004	2004	2004	2004	2005	2005	2005	2005
	(000s)	(000s)	(000s)	(000s)	(000s)	(000s)	(000s)	(000s)	(000s)
Revenue	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Selling, general and administrative	253	284	401	356	335	1,560	432	517	1,911
Research and development	253	282	366	429	475	650	495	398	92
Other	-	27	-	-	(47)	(1)	1	-	(168)
Net loss	($506)	($593)	($767)	($785)	($763)	($2,209)	($928)	($915)	($1,835)

Liquidity and capital resources

Since inception, we have financed our operations through private sales of equity securities. We raised $1.9 million in cash during 2003, $2.6 million in cash during 2004 and approximately $4.5 million in cash during 2005. We had $769,047 in current assets and $1,050,825 in current liabilities at December 31, 2005, leaving a net working capital deficit of ($281,778).

Even if we receive the anticipated proceeds from our pending stock sales, our anticipated cash resources will not be sufficient to support our anticipated cash expenditures beyond August 2006 unless we receive additional capital. We intend to pursue financing as opportunities arise and are presently seeking capital. We believe we will need at least $8 million in additional capital over the next 18 months; however, long-term capital requirements are difficult to plan for companies that are developing new products. We cannot assure you that adequate capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional capital when needed, our research, development, manufacturing and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to raise capital when we require it would seriously harm our business.

Warrants At the date of this report, we have 2,575,600 outstanding warrants that represent potential future cash proceeds to our company of $6,631,200. The warrants are divided into three classes that are presently exercisable and expire at various times over the next 24 months. The following table summarizes the number of warrants in each class, the anticipated proceeds from the exercise of each class, and the expiration date of each class.

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Series IV Warrants	301,000	$2.00	$ 602,000	March 18, 2007
Series V Warrants	680,000	$4.00	2,720,000	April 30, 2008
Capital Warrants	1,594,600	$2.00	3,309,200	January 21, 2007
Totals	2,575,600		$6,631,200

The holders of warrants are not required to exercise their rights at any time prior to the expiration date and we are unable to predict the amount and timing of any future warrant exercises. We reserve the right to temporarily reduce the exercise prices of our warrants from time to time in order to encourage the early exercise of the warrants.

Stock Options At the date of this report, we have 2,359,885 outstanding stock options that represent potential future cash proceeds to our company of $10,022,018. The outstanding options include 1,181,902 options that are currently vested and exercisable, or will become vested and exercisable within 60 days, and represent potential future cash proceeds to our company of $5,520,185. The remaining options will vest and become exercisable over the next four years. The following table provides summary information on our outstanding options.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
Incentive plan options	159,550	$2.82	$ 449,960	470,400	$2.50	$1,176,000
Directors’ plan options	52,035	$3.38	175,738	28,000	$3.57	100,000
Contract options to officers	650,417	$4.71	3,064,167	594,583	$4.57	2,715,833
Contract options to consultants	319,900	$5.72	1,830,320	85,000	$6.00	510,000
Total	1,181,902	$4.67	$5,520,185	1,177,983	$3.82	$4,501,833

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Contractual obligations

We have contractual obligations that may affect our financial condition. The following table summarizes our significant contractual obligations as of the date of this report:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long term debt	$1,000,000	$1,000,000	$ 0	$ 0	$ 0
Equipment purchase	100,000	100,000
Real estate leases	240,000	120,000	120,000
Employment contracts	1,216,000	666,000	550,000
Total	$2,556,000	$1,886,000	$670,000	$ 0	$ 0

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually re-evaluated based upon available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgment and estimates are used include, but are not limited to, notes receivable and equity-based compensation and significant non-cash transactions.

Non-financial metrics We do not presently use any non-financial metrics as indicators of our current and future financial condition and operating performance.

Anticipated impact of settlement agreement When we created the Mega-C Trust, we could not estimate the likely outcome because of a variety of unknowns including the number of shares that might be returned, the amount and type of property that might be received, the time required to resolve questions respecting the identities and interests of the trust beneficiaries and the value of the consideration to be given and received in the future. Implementation of the settlement agreement will impact our reported financial position in three areas:

•
Asset adjustments. If the Plan is confirmed, (a) we will reduce approximately $1.3 million in pre-petition claims against Mega-C as well as any administrative claim for money loaned or transferred to the Chapter 11 estate to a $100 unsecured claim. Our notes receivable will be adjusted accordingly to $100; and (b) we will adjust our financial statements to reflect the fair market value of any property transferred to us from Mega-C.

•
Additional paid-in capital adjustments. Under SAB 70, Topic 5-T, we will be required to account for the fair market value of 5,327,500 shares of common stock that will be released for the benefit of third parties under the settlement agreement.

•
Allocation of adjustments. Between the asset and additional paid in capital adjustments described above, we will be required to allocate a substantial amount to either intangible assets or operating expense. If we conclude that the most appropriate accounting will be to report all adjustments as non-cash operating expense, the increase in additional paid-in capital will be offset by a similar increase in our accumulated deficit. If we conclude that a portion of the adjustments should be capitalized, our intangible assets and stockholders’ equity will both increase.

Notwithstanding our expectation that the technical accounting adjustments arising from the settlement agreement will be substantial, they will have no material impact on our current or future cash flows or change our ability to finance our business. Investors are cautioned that companies in our stage of development should ordinarily be evaluated on the basis of their working capital and net tangible assets because there is no assurance that our intangible assets will have any recoverable value if our product development efforts are not successful.

The settlement agreement remains contingent on confirmation and effectiveness of the Plan. While we have proposed Plan for consideration by Mega-C’s creditors and shareholders, we cannot conclude that Plan confirmation is probable. The impact of the settlement agreement will not be reflected in our financial statements until we reach that conclusion.

Equity-based compensation We account for stock-based compensation using the intrinsic value method prescribed in APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, the value of an equity incentive is calculated by subtracting the exercise price of the incentive from the closing market price of our stock at the date of grant. The calculated value is then charged to expense ratably over the vesting period. We also provide pro forma disclosures as required under SFAS No. 123, “Accounting for Stock-Based Compensation,” using the Black-Scholes pricing model. We intend to adopt SFAS 123(R) using the “modified prospective” transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in our first quarter of 2006, expense must be recognized in the income statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation.” The following table summarizes our existing agreements and their expected impact on earnings:

		Post Effective Date (December 15, 2005) Requisite Service Recognition by Year
	2005	2006	2007	2008	2009	2010
Agreements containing service inception dates within the year	41	28	25	22	17	17
Shares expected to vest	245,650	395,600	311,600	255,600	115,600	115,600
Expected pretax compensation expense	$591,708	$700,243	$602,334	$382,546	$131,784	$43,928
Per share amounts	($0.04)	($0.05)	($0.04)	($0.03)	($0.01)	"Nil"

The calculation of compensation expense for equity-based payments after the effective date of SFAS 123(R) may be different from the calculation of compensation expense under SFAS 123, but we are not presently able to quantify the differences.

Technology acquisition We purchased the e3 Supercell technology from C&T for 1,562,900 capital warrants and $1.8 million in cash and deferred payments. We are unable to determine whether the settlement agreement will result in future increases to the carrying value of our intangible assets. If the carrying value of our intangible assets is increased, we believe the amount of the write-ups will be fully recoverable through amortization in future periods and the carrying value adjustments will not impact our liquidity or change our ability to pay the costs of our future operations.

Valuation of long-lived assets We review the recoverability of our long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The increases to our intangible intellectual property accounts that may be associated with the settlement agreement increase the risk that we may be required to recognize an impairment loss in future periods.

We amortize the costs of intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. The increases to our intangible intellectual property accounts that may be associated with the settlement agreement may significantly increase our amortization expense in future periods.

Translation of foreign currencies The accounts of APC and C&T are measured using the Canadian dollar as the functional currency. The translation from the applicable foreign currency to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date, and for the revenue and expense accounts using the average rate in effect during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Gains or losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations as incurred. The gains or losses arising from the inter-company loan denominated in U.S. dollars are directly reflected in other comprehensive income, as the amounts are not expected to be repaid in the foreseeable future.

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

Income taxes We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax assets and liabilities, arising from differences in the timing and recognition of revenue and expense for tax and financial statement purposes. Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our ability to generate sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryovers. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizable value of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Quantitative and qualitative disclosures regarding market risk

Historically, we have been exposed to immaterial levels of market risk and have not been significantly exposed to fluctuations in currency exchange rates. However, our financial statements are reported in U.S. dollars and the functional currency of APC is the Canadian dollar. Our financial statements reflected a cumulative currency translation adjustment of $238,516 as of December 31, 2005. We believe a substantial portion of our future expenses and future revenues may be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.

Our cash is invested in bank deposits denominated in U.S. dollars and Canadian dollars. The carrying value of these cash equivalents approximates fair market value. Our investments are subject to interest rate risk, which is the risk that our financial condition and plan of operation could be adversely affected due to movements in interest rates. Given our historically low cash balances, however, we believe interest rate risks are immaterial.

ITEM 7. FINANCIAL STATEMENTS.

The following financial statements are included in this Annual Report on Form 10-KSB:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axion Power International, Inc.

We have audited the accompanying consolidated balance sheet of Axion Power International, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage Company with no revenues, resulting in recurring losses from operations and working capital deficits. The Company currently does not have adequate readily available resources to fund operations through December 31, 2006. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
April 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Axion Power International, Inc.
Vaughan, Ontario

I have audited the accompanying consolidated balance sheet of Axion Power International, Inc. (the "Company") as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Axion Power International, Inc. as of December 31, 2004 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

March 28, 2005
/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

Axion Power International, Inc.
Consolidated Balance Sheets
(A Development Stage Company)
	December 31,
	2005	2004
	US$	US$

Assets

Current Assets:
Cash & cash equivalents	$553,001	$46,486
Refundable tax credits	171,600	8,848
Prepaid expenses	44,446	6,144
Total current assets	769,047	61,478

Property & equipment, net	264,942	97,606

Other Assets:
Intangible assets	2,154,066	1,920,522
Notes receivable	1,287,189	958,523

Total Assets	$4,475,244	$3,038,129

Liabilities & Equity

Current Liabilities:
Trade accounts payable	$533,927	$579,066
Accrued expenses	336,667	64,692
Notes payable to related parties	180,231	1,100,500
Total current liabilities	1,050,825	$1,744,258

Commitments & Contingencies (Note 12)

Equity:
Convertible preferred stock-12,500,000 authorized-140,000 issued and outstanding	1,454,897	0
Common stock-50,000,000 authorized $0.0001 par value
17,604,598 issued & outstanding (13,961,933 in 2004)	1,760	1,396
Additional paid in capital	15,027,134	4,670,497
Stock subscriptions receivable	(721,000)	0
Deficit accumulated during development stage	(12,576,888)	(3,414,418)
Cumulative foreign currency translation adjustment	238,516	36,396
Total equity	3,424,419	1,293,871

Total Liabilities & Equity	$4,475,244	$3,038,129

See Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statements of Operations
(A Development Stage Company)
	Years Ended December 31,		Inception (9/18/2003) to December 31, 2005
	2005	2004
	US$	US$	US$

Revenues	$0	$0	$0

Selling, General & Administrative Expenses	4,420,170	1,376,031	6,049,065
Research & Development	1,635,377	1,551,790	3,440,602
Other, net	(168,427)	(19,703)	(188,130)
Loss Before Income Taxes	(5,887,120)	(2,908,118)	(9,301,537)

Income Taxes	0	0	0

Deficit accumulated during development stage	(5,887,120)	(2,908,118)	(9,301,537)
Less preferred dividends & beneficial conversion feature	(3,275,351)	0	(3,275,351)
Net loss applicable to common shareholders	($9,162,471)	($2,908,118)	($12,576,888)

Basic and Diluted Net Loss Per Share	($0.60)	($0.22)	($0.98)
Weighted Average Common Shares Outstanding	15,238,585	13,180,689	12,862,842

See Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statement of Cash Flows
(A Development Stage Company)
	Year Ended December 31,		Inception (9/18/2003) December 31, 2005
	2005	2004
	US$	US$	US$
Cash Flows from Operating Activities:
Deficit accumulated during development stage	($5,887,120)	($2,908,118)	($9,301,538)
Adjustments required to reconcile net loss to cash flows
used by operating activities:
Depreciation	59,888	23,031	82,919
Stock issued for services	2,090,020	0	2,090,020
Options issued for services	237,568	18,225	255,793
Changes in Operating Assets & Liabilities
Refundable tax credits	(165,200)	0	(165,200)
Prepaid expenses	(36,781)	(14,993)	(51,774)
Accounts payable	(60,912)	626,896	653,984
Accrued expenses	278,247	64,692	342,939
Net cash used by operating activities	(3,484,290)	(2,190,267)	(6,092,857)

Cash Flows from Investing Activities:
Purchase of property & equipment	(218,661)	(120,637)	(339,298)
Investment in intangible assets	(61,593)	(185,522)	(882,115)
Investments in notes receivable	(287,512)	(570,372)	(1,246,033)
Net cash used by investing activities	(567,766)	(876,531)	(2,467,446)

Cash Flows from Financing Activities:
Repayment of related party long term obligation	(100,500)	0	(100,500)
Proceeds of related party note	173,510	0	173,510
Proceeds from the exercise of warrants	787,480	868,020	1,655,500
Proceeds from sale of Preferred Stock	2,729,110	0	2,729,110
Proceeds from sale of Common Stock	971,370	1,753,500	4,621,688
Net cash provided by financing activities	4,560,970	2,621,520	9,079,308

Effect of Exchange Rate Changes on Cash	(2,399)	36,395	33,996
Net Increase (Decrease) In Cash & Cash Equivalents	506,515	(408,883)	553,001
Cash & Cash Equivalents -Beginning	46,486	455,369	0
Cash & Cash Equivalents -Ending	$553,001	$46,486	$553,001

See Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity
(A Development Stage Company)

	Preferred Stock		Common Stock
	Shares	Amount US$	Shares	Common Stock Amount US$	Additional Paid-In Capital US$	Subscriptions Receivable US$	Deficit Accumulated During Development Stage US$	Other Comprehensive Income Cumulative Translation Adjustments US$	Total Stockholders' Equity US$
Inception September 18, 2003	0	$0	0	$0	$0	$0	$0	$0	$0
Common Stock Offering Proceeds			3,411,652	341	1,864,719				1,865,060
Fair Value of Options Issued for Services					31,758				31,758
Shares Issued to Mega-C Trust			7,327,500	732	(732)				0
Effect of Recapitalization			1,875,000	188	(188)				0
Net Loss December 31, 2003							(506,300)		(506,300)
Balance at December 31, 2003	0	0	12,614,152	$1,261	$1,895,557	$0	($506,300)	$0	$1,390,518
Common Stock Offering Proceeds			823,667	82	1,582,748				1,582,830
Proceeds From Exercise of Warrants			475,200	48	867,972				868,020
Liability converted as partial prepayment on options					306,000				306,000
Fair Value of Options Issued for Services					18,225				18,225
Fractional Shares Issued Upon Reverse			48,914	5	(5)				0
Net Loss December 31, 2004							(2,908,118)		(2,908,118)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment								36,396	36,396
Comprehensive loss									(2,871,722)
Balance at December 31, 2004	0	0	13,961,933	$1,396	$4,670,497	$0	($3,414,418)	$36,396	$1,293,871

Continued on following page

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity
(A Development Stage Company)
Continued from previous page

	Preferred Stock		Common Stock
	Shares	Amount US$	Shares	Common Stock Amount US$	Additional Paid-In Capital US$	Subscriptions Receivable US$	Deficit Accumulated During Development Stage US$	Other Comprehensive Income Cumulative Translation Adjustments US$	Total Stockholders' Equity US$
Balance at December 31, 2004	0	0	13,961,933	$1,396	$4,670,497	$0	($3,414,418)	$36,396	$1,293,871
Proceeds From Exercise of Warrants & Options			853,665	85	1,283,395	(496,000)			787,480
Common Stock Offering Proceeds			600,000	60	1,171,310	(200,000)			971,370
Preferred Stock Offering proceeds	385,000	3,754,110				(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)	1,470,000	147	2,475,260				0
Stock issued for services			500,000	50	1,524,950				1,525,000
Stock Options Issued for Non-Employee Services					237,568				237,568
Employee incentive share grants			219,000	22	564,998				565,020
Impact of beneficial conversion feature					3,099,156		(3,099,156)		0
Preferred Stock Dividends		176,194					(176,194)		0
Net Loss December 31, 2005							(5,887,120)		(5,887,120)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment								202,120	202,120
Comprehensive loss									(5,685,000)
Balance at December 31, 2005	140,000	$1,454,897	17,604,598	$1,760	$15,027,134	($721,000)	($12,576,888)	$238,516	$3,424,419

See Notes to Financial Statements

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Axion Power International, Inc. (“Axion”), a Delaware corporation, was incorporated on January 9, 1997 and was originally named Tamboril Cigar Company. It operated a cigar manufacturing and distribution business until late 1998 and was an inactive public shell from January 1999 until December 2003.

Axion Power Corporation, a Canadian Federal corporation (“APC”), was incorporated on September 18, 2003 for the purpose of licensing and then developing and commercializing a technology for the production of lead-acid-carbon energy storage devices that APC refers to as “e3 Supercells.”

In December 2003, Axion had 1,875,000 shares outstanding when it entered into a reorganization agreement with APC. In connection with the agreement, which is treated as a recapitalization for financial accounting purposes, Axion issued 10,739,500 common shares and 842,000 warrants for all of the outstanding securities of APC. Of the 10,739,500 common shares that were issued in consideration of APC securities, 7,327,500 shares were transferred to a special purpose trust the “Mega-C Trust,” (see note 5) and the remaining 3,412,000 shares were distributed to APC’s shareholders. As of the date of the agreement, Axion did not have any material assets or liabilities.

C and T Co., Inc. (“C&T”), an Ontario corporation, was incorporated in 1999 for the purpose of holding the patent applications and other intellectual property embodied in a novel lead-acid-carbon energy storage device invented by Pavel Shmatko and Iouri Volfkovich. In November 2003, C&T licensed the e3 Supercell technology to Axion for a combination of cash and equity payments and future royalties. That license agreement also gave Axion the right to buy 100% of the outstanding stock of C&T, if certain conditions were satisfied.

In conjunction with the reorganization between Axion and APC, in January 2004 the combined companies purchased and obtained title to the e3 Supercell technology from C&T by (a) assuming APC’s obligations of approximately $1.8 million under the agreement between APC and C&T, (b) issuing 1,592,600 warrants to C&T, and (c) arranging for C&T to purchase 1,250,000 shares of Axion stock held by that company’s former principal stockholders. The assets transferred in this agreement secured the final payments under the C&T stock purchase agreement. In March 2005, the final obligations under the agreement were satisfied through the payment of approximately $100,000 in cash and the issuance of 100,000 convertible preferred shares. As a result, C&T became a wholly owned subsidiary of Axion. At that time C&T had no material assets or liabilities. Pro-forma results of the consolidated entities would not be materially different from the results presented.

After the closing of the reorganization agreement in January 2004, APC’s shareholders, C&T’s shareholders and the Mega-C Trust owned 95% of the combined companies stock. For financial reporting purposes, APC was treated as the acquiring company followed by a recapitalization (See Note 10). The historical financial statements contained herein are those of APC carried forward. The activity of Axion and C&T are included in the accompanying financial statements beginning with the date of acquisition (December 31, 2003 and March 18, 2005, respectively).

2. Principles of Consolidation

The consolidated financial statements include the accounts of three legal entities, Axion, and its wholly owned subsidiaries, APC and C&T (collectively, the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

3. Continued Operations

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern” which assumes that the company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The significant operating losses in 2004 and 2005, negative cash flow from operations in 2004 and 2005, substantial working capital deficiency at

December 31, 2005, and the development stage of the Company, resulting in no revenues raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the following actions, taken or planned, will provide sufficient funds to permit the Company to continue its operations:

•
The Company has entered into an agreement to sell 1,000,000 shares of common stock to a foreign partnership at a price of $2.50 per share as part of a group of comparable transactions where the purchaser will contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that will be used to pay for the underlying securities. Concurrently, four holders of outstanding warrants have agreed to exercise their warrants, purchase 301,700 shares of common stock for an aggregate consideration of $603,400 and five holders agreed to resell a total of 500,000 shares to the purchaser at a price of $3.00 per share pursuant to an effective registration statement. After the payment of approximately $144,000 in cash commissions and the issuance of 45,000 shares of restricted stock, these transactions will result in net cash proceeds of approximately $2,960,000.

•
The Company is finalizing negotiations with an NASD member broker/dealer that proposes to offer and sell on its behalf a minimum of $10 million in equity securities. The final form of the planned financing has not yet been determined and depending on market conditions and other factors, the Company may ultimately decide to pursue alternate forms of financing, such as a private placement, a private investment in a public entity (PIPE) transaction or a registered public offering.

The Company has not yet received the $2.96 million in anticipated net proceeds associated with the sale of 1 million shares to the foreign partnership and issuance of 301,700 shares upon the exercise of warrants. The purchase price was due in January 2006 and the agreements are presently in default. Management has been advised that the obligations will be paid before May 15, 2006, but can provide no guarantees that the purchaser will perform.

Over the next several months, the Company intends to reduce spending on certain research and development and transfer a significant portion of its operations from the research and development center in Ontario, Canada to its recently acquired production facility in Pennsylvania (see note 15). While operations will continue in both locations for the foreseeable future, management believes the proposed changes will reduce the fixed monthly overhead and streamline future operations. Nevertheless, the cash proceeds from the pending stock sale to the foreign partnership will not be sufficient to satisfy the Company’s cash needs for the next 12 months and additional capital will be needed to pay the anticipated expenses that are not offset by anticipated revenue from product sales.

These financial statements do not reflect adjustments that would be necessary if the “going concern” assumption was not appropriate because management believes actions already taken or planned will mitigate the conditions that raise doubt about the validity of the going concern assumption.

4. Critical Accounting Policies

Basis of Presentation: The financial statements have been presented in a “development stage” format. Since inception, the Company’s primary activities have been raising of capital, obtaining financing and developing and testing its primary products. The principal revenue producing activities have not commenced as of December 31, 2005.

Segment Reporting: Management has determined that the Company is organized, managed and internally reported as one business segment. While Axion is a Delaware corporation, its principal assets during the years ended December 31, 2004 and 2005 were located at APC, a wholly owned subsidiary that was organized under the laws of and did business primarily within Canada. At December 31, 2004 and 2005, the Company had no substantial business or properties in the U.S.

Foreign Currency Translation:  The accounts of APC and C&T are measured using the Canadian dollar as the functional currency. The translation from the applicable foreign currency to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date, and for the revenue and expense accounts using the average rate in effect during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Gains or losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations as incurred. The gains or losses arising from the inter-company loan denominated in U.S. dollars are directly reflected in other comprehensive income, as the amounts are not expected to be repaid in the foreseeable future.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

The Company’s cash and cash equivalents are on deposit with a Canadian financial institution. Only certain of the Company’s cash and cash equivalents amounts would be covered by deposit insurance and these amounts are substantially in excess of the amounts that would be covered by deposit insurance should such insurance coverage become required. Although cash and cash equivalent accounts exceed insured deposit amounts, management does not anticipate non-performance by the financial institutions.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, refundable tax credits, prepaid expenses, notes receivable, accounts payable, accrued expenses, and note payable related party. Fair values were estimated to approximate carrying values for these financial instruments.

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

Intangible Assets - Intangible assets at December 31, 2005 and 2004 include patents and license agreements which have not yet been placed in service. Once they are placed in service they will be amortized using the straight-line method over their estimated useful life not to exceed the contractual life.

Accounting for the Impairment or Disposal of Long-Live Assets - The Company adopted the provisions of Financial Accounting Standards Board Statement No. 144 (FASB 144), “Accounting for the Impairment or Disposal of Long-live Assets”. This standard specifies, among other things, that long-lived assets are to be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Other intangibles (excluding goodwill) are amortized over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Comprehensive Income: The Company follows Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income.” Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company’s net loss, the change in equity components under comprehensive income include the foreign currency translation adjustment.

Stock-Based Compensation Plans: Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” or APB 25, and related interpretations. Under APB 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the closing market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost is recognized for stock options, if any, ratably over the vesting period. Generally, options are granted with an exercise price equal to the closing market price of the Company’s stock on the grant date. Accordingly, there is no compensation expense recognized for the Company’s stock option grants to employees or board of directors. The Company discloses additional pro forma information as required under SFAS No. 123, “Accounting for Stock-Based Compensation”, which shows the effects to the reported net loss had the Company elected to recognize compensation costs based on fair value of the options at the date of grant. Stock options and warrants issued to non-employees are recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable.

Earnings per Common Share: Basic earnings per share is computed by dividing income applicable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If the Company had generated earnings during the year ended December 31, 2005, it would have added 2,970,730 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the year ended December 31, 2004, it would have added 1,829,009 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

The impact of options to purchase 1,347,644 shares of common stock was not taken into consideration in the computation of diluted net income per share at December 31, 2005 because the exercise price of these options were greater than the average market price of a share of common stock during 2005 and the inclusion of such options would have been antidilutive.

The impact of options to purchase 588,800 shares of common stock was not taken into consideration in the computation of diluted net income per share at December 31, 2004 because the exercise price of these options were greater than the average market price of a share of common stock during 2004 and the inclusion of such options would have been anti-dilutive.

Income Taxes: Deferred income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of the net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on actual results and the mix of income or loss in domestic and foreign tax jurisdictions in which operations take place..

Research and Development: Costs incurred in the research and development (covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses) are expensed as incurred until technological feasibility is established. Costs are incurred related to contracts entered into that outsource research and development to third party developers. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, all research and development costs have been expensed.

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be its first quarter of the year ending December 31, 2006. The Company will be required to adopt SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the Company’s adoption of SFAS No. 123(R) could have a material impact on its financial position and results of operations, it is still evaluating the potential impact from adopting this statement. See note 10 for expected impact of the adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which is effective for us starting July 1, 2005. In the past, the Company was frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

Reclassifications: Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current presentation format.

5. Mega-C Trust

Mega-C Power Corporation (“Mega-C”) licensed limited rights to the e3 Supercell technology from C&T in 2001. In February 2003, the Ontario Securities Commission (OSC) began an investigation into Mega-C’s stock sales that terminated Mega-C’s ability to finance its operations and continue in business. As a result, the license agreement between Mega-C and C&T was terminated. APC entered into a similar license of the technology with C&T after Mega-C’s business failed. The majority shareholders of APC were also minority shareholders of Mega-C. In recognition of the possibility that Mega-C’s prior license might give rise to potential conflicts, Axion and the shareholders of APC agreed to create the Mega-C Trust in connection with the reorganization between Axion and APC. The Mega-C Trust was intended as an informal bankruptcy alternative that would pay Mega-C’s debts; distribute the Company’s stock to Mega-C shareholders who purchased shares for cash or held a small number of shares; and distribute cash to other Mega-C shareholders.

The original corpus of the Mega-C Trust was 7,327,500 shares of the common stock that were issued in connection with the reorganization. Under the terms of the trust agreement, the trustee is authorized and required to sell all or any portion of the trust assets and use the sale proceeds to pay the claims of Mega-C’s creditors before any remaining assets are distributed to or sold for the benefit of Mega-C’s shareholders. The Company has registered the 7,327,500 shares originally contributed to the Mega-C Trust under Securities Act to facilitate future sales and distributions by the Mega-C Trust. During the year ended December 31, 2005, the Company issued an additional 500,000 shares into the Trust to be used to pay administrative costs of the Trust (See note 10).

Until recently, the Company has been involved in litigation with certain promoters of Mega-C and with Mega-C’s Chapter 11 Trustee. On December 12, 2005, the Company entered into a settlement agreement with Mega-C’s Chapter 11 Trustee, the Mega-C Trust and others that will resolve all disputes, including disputes arising from the Company’s purchase of the e3 Supercell technology and derivative claims of Mega-C’s shareholders.

The settlement agreement is discussed in note 12. Since the terms of the settlement agreement fall within the range of outcomes contemplated by the Company’s original structure, the successful implementation of the agreement will not dilute the interests of its other stockholders.

6. Notes Receivable

The notes receivable consist of non-interest bearing advances to Mega-C prior to the filing of the Chapter 11 case. All of these advances constitute creditors claims in the Chapter 11 case. Under the trust agreement, all claims of Mega-C’s creditors and all expenses associated with the administration of Mega-C’s affairs must be paid out of trust assets before any trust assets are distributed to Mega-C shareholders. Accordingly, if the settlement agreement described in Note 5 does not become effective, full payment of the notes receivable is expected from the Mega-C Trust assets. The timing of settlement of this receivable is uncertain. Accordingly, the amounts have been classified as long term in the accompanying balance sheet.

7. Property and Equipment

A summary of property and equipment at December 31, 2005 and 2004 is as follows:

	Estimated useful life	2005	2004
Asset deposit		$80,000	$0
Machinery & equipment	5 years	$270,902	$120,637
Less accumulated depreciation		85,960	23,031
Net		$264,942	$97,606
Depreciation expense		$59,888	$23,031

8. Intangible Assets

In connection with the purchase of the e3 Supercell technology from C&T the Company assumed APC’s obligation to pay the $1,794,000 balance of the obligation provided for in the original development and license agreement between APC and C&T, and issued 1,592,600 capital warrants to C&T in exchange for all of C&T’s residual interest in the e3 Supercell technology. The consideration paid for the acquisition of these assets has been capitalized and will begin to be amortized when the assets are placed in service.

During the years ended December 31, 2005 and 2004, the Company spent $61,593 and $185,522, respectively, to solidify its intellectual property position and secure additional patents, patent applications, trade secrets, know-how and other intellectual property embodied in the e3 Supercell technology. The remaining change in the asset balance is the result of foreign currency fluctuations for assets held by subsidiaries with a functional currency other than the US dollar.

The following table summarizes the components of gross and net intangible asset balances at December 31, 2005 and 2004:

	Useful Life	2005	2004
Patents & License Agreements	*	$2,154,066	$1,920,522
Accumulated amortization		0	0
Net carrying value		$2,154,066	$1,920,522
.

* The estimated useful life and the future amortization will be determined once the patents and license agreements are place in service.

9. Notes Payable to Related Parties

During the year ending December 31, 2005, the Company obtained a loan from a member of the board of directors amounting to approximately $180,000. This note originally charged interest at the rate of 6% per year and was due December 10, 2005. As of December 31, 2005, the amount is still outstanding, resulting in a default interest rate of 12%. The note was fully repaid in January 2006.

Under the contracts between Axion, APC and C&T, the Company was required to make monthly payments of $84,000 until the unpaid balance was reduced to $1,000,000. The final payment of $1 million was payable after the completion of preliminary beta testing of the e3 Supercell technology. Preliminary beta testing was completed in early 2005 and in March 2005, the balance of the obligation to C&T was satisfied through the issuance of 100,000 shares of preferred stock (see note 10).

10. Stockholders' Equity

Description of Securities

Common Stock: The Company’s certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock. The holders are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors.

Holders of common stock are entitled to receive dividends when, as and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock: The Company’s certificate of incorporation authorizes the issuance of 12,500,000 shares of a blank check preferred stock. The Company’s board of directors will have the power to establish the designation, rights and preferences of any preferred stock issued in the future. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

Recent Sales of Unregistered Securities

Reorganization In December 2003 API entered into a Reorganization Agreement with APC. Under the terms of the Agreement, all outstanding securities of APC were acquired by API in exchange for newly issued stock. Upon consummation of the transaction, the former stockholders of APC owned the majority of outstanding shares of API and controlled API’s Board of Directors. Accordingly, for accounting purposes, APC was deemed to be the accounting acquirer of API and a recapitalization was deemed to have occurred. The assets and liabilities of API as of the date of acquisition were nominal. The accompanying consolidated statements of operations, cash flows, and equity include the activities of the acquired companies since the date of the Agreement. The operations of APC, the accounting acquirer, are reflected fully in each of the periods presented in the accompanying financial statements.

API had 1,875,000 shares of common stock outstanding on December 31, 2003, immediately prior to the first closing of the APC and C&T transactions. In connection with the Axion transactions:

APC’s founders and noteholders exchanged their rights to 4,040,000 shares and $1,900,000 in convertible notes to the Company for 10,739,500 shares of common stock and 842,000 common stock purchase warrants, and concurrently agreed to deposit 7,327,500 shares of their common stock to an irrevocable trust for the benefit of the stockholders of Mega-C Power Corporation in recognition of potential equitable claims to an interest in the e3 Supercell technology. In addition, the following transactions were completed in connection with the agreement;

•	API settled $484,123 in accrued compensation and other related party debt that it owed to certain stockholders by issuing 233,400 “capital warrants.”

•	C&T bought 1,562,500 shares of the Company’s outstanding common stock from two of its principal stockholders for $200,000 and then distributed those shares to its stockholders;

•
C&T agreed to transfer all of its right, title and interest in the e3 Supercell technology to APC in exchange for 1,250,000 capital warrants and then distributed those warrants to its stockholders; and

•	API granted a two-year option to purchase 189,300 shares of common stock to its securities counsel and interim chief financial officer as partial compensation for post-closing services.

2004 Private Placements During the year ended December 31, 2004, the Company sold 823,667 shares of common stock and 463,100 warrants for net cash proceeds of $1,582,830. The Company also received $868,020 in cash proceeds from the exercise of 475,200 outstanding common stock purchase warrants.

Augmentation of Mega-C Trust In February 2005, the Company issued 500,000 shares of common stock to the Mega-C Trust. For accounting and financial reporting purposes, the stock issuance transaction was valued at $1,524,950, which represents the value of the shares on the date of issuance. This amount related to administrative costs incurred by the Trust related to legal matters that the Company has agreed to take responsibility for. This amount was charged to general and administrative expenses during the year ended December 31, 2005. After giving effect to the augmentation, the Mega-C Trust owns 7,827,500 shares, which represent approximately 44% of the Company’s issued and outstanding common stock as of December 31, 2005.

2005 Private Placements In February 2005, the board of directors designated a series of up to 1,000,000 shares of authorized preferred stock as 8% Cumulative Convertible Senior Preferred Stock (the “Senior Preferred”) and 140,000 shares remained issued and outstanding at December 31, 2005. The Company is not authorized to issue any additional shares of senior preferred stock. So long as any senior preferred stock is outstanding, the Company cannot (i) issue any series of stock having rights senior to or on parity with the senior preferred stock (ii) amend, alter or repeal any provision of its certificate of incorporation or bylaws to adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the senior preferred stock, or (iii) effect a reclassification of the senior preferred stock without the consent of the holders of a two-thirds majority of the outstanding shares.

The Senior Preferred offering originally required the sale of a minimum of 500,000 shares ($5,000,000) before the offering proceeds were available to the Company. Agreements were ultimately entered into to sell 385,000 shares of Senior Preferred in private placement transactions at a price of $10 per share, for net proceeds of approximately $2,754,000 in cash and $1,000,000 in debt conversion. As of December 31, 2005 $25,000 of this amount is included in stock subscription receivable.

To provide for immediate cash needs during the offering period, the Company agreed to issue warrants to any purchaser of Senior Preferred who agreed to loan the Company the amount of the share proceeds until the $5 million minimum subscription was reached. In connection therewith, the purchasers of $565,000 of Senior Preferred agreed to release their subscription payments notwithstanding the minimum subscription and other restrictions in the associated private placement memorandum. As a result, the Company issued 282,500 warrants to those purchasers.

In March 2005, the $5 million minimum was still not met and the Company agreed to issue 228,500 additional warrants to the purchasers of $2,285,000 of Senior Preferred who agreed to waive the minimum subscription requirement. The foregoing warrants were considered detachable warrants granted in connection with the offering, vested immediately, are exercisable at a price of $2 per share, and expire on March 21, 2007.

The proceeds of the offering were allocated between the Senior Preferred and the warrants based on the relative fair value of each instrument. The assumed value of the Senior Preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants were valued using the Black-Sholes option pricing model. The proceeds allocated to the Senior Preferred amounted to $3,440,268. The effective conversion price of the Senior Preferred was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $2,315,482. This beneficial conversion feature has been immediately recognized as additional non-cash dividends.

Holders of Senior Preferred have the right to convert their shares into common stock at any time, at an original conversion price of $2.00. The Company was required to register the underlying shares by April 30, 2005. The shares were not registered until May 2005 and as a result the conversion price was permanently adjusted to $1.86 per share, resulting in each share of Senior Preferred being convertible into 5.72 shares of common stock as of Dec ember 31, 2005. This reduction in the conversion price resulted in an additional beneficial conversion feature, valued at the fair value of the additional common shares issuable as a result of the reduced conversion price, amounting to $433,228.

In September 2005, the Company offered all holders of preferred stock an early conversion incentive that was approximately equivalent to one year’s anticipated dividends on the preferred stock. While each share of preferred stock was convertible into 5.5 shares of common stock when the Company offered the early conversion incentive, 6 shares of common stock were issued for each share of preferred stock converted during the incentive period. A total of 245,000 shares were converted. The fair value of the additional common shares issued as a result of this inducement was recorded as a preferred dividend, amounting to $350,446.

The total of the beneficial conversion feature conversion feature and conversion inducement for the year ended December 31, 2005 that is included in preferred dividends on the accompanying statement of operations amounted to $3,099,156. The Company analyzed the embedded derivative conversion feature and the free standing warrants issued in connection with the Senior Preferred and determined that the instruments are equity instruments and accordingly, are not accounted for as derivatives, requiring fair value accounting at each reporting period.

Holders of Senior Preferred are entitled to receive dividends at the annual rate of 8%. Dividends are payable quarterly on the last day of March, June, September and December of each year. Dividends are cumulative from the date of issuance and payable to holders of record. In order to conserve available resources, the Company will not pay cash dividends on the Senior Preferred stock in any quarter where the Company reports a net loss. Any accrued dividends that are not paid in cash will be added to the stated value of the Senior Preferred Stock. Dividends accrued and added to the stated value during the year ended December 31, 2005 amounted to $176,194.

The Senior Preferred had an initial stated value of $10.00 per share. Accrued dividends that are not paid in cash within 10 days of a payment date will automatically be added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the expected future stated value of the Company’s Senior Preferred stock at the end of each quarter through December 31, 2007.

Quarter Ended	Adjusted Stated Value	Quarter Ended	Adjusted Stated Value
31-Mar-06	$10.86	31-Mar-07	$11.75
30-Jun-06	$11.07	30-Jun-07	$11.99
30-Sep-06	$11.29	30-Sep-07	$12.23
31-Dec-06	$11.52	31-Dec-07	$12.47

The Senior Preferred is redeemable by the Company under certain conditions unless the holders elect to exercise their conversion rights prior to the redemption date. Twenty percent of the Senior Preferred will become redeemable when the market price of the Company’s common stock exceeds $6.00 per share for at least 30 trading days within any period of 45 consecutive trading days. Thereafter, an additional twenty percent of the Senior Preferred will become redeemable for each $1.00 increase in the stabilized market price of the Company’s common stock. In connection with any proposed redemption of Senior Preferred stock, the Company will give each holder not less than 30 days notice of its intention to redeem a portion of the shares.

Common stock private placement activities during the year ended December 31, 2005 were as follows:

•
The Company sold 600,000 units, each consisting of one share of common stock and a two-year warrant exercisable at $4.00 for a purchase price $2.00 per unit, or $1,200,000, before offering costs. As of December 31, 20005, $200,000 is included in stock subscriptions receivable, which was received in 2006.

•
Holders exercised 494,800 warrants with an aggregate exercise price of $848,630. In connection therewith, $681,930 was received during 2005 and $166,700 is included in stock subscriptions receivable and was received during 2006.

•	A director exercised 329,300 warrants with a total exercise price of $329,300, which is included in stock subscriptions receivable. At the date of this report, $223,300 of this amount has been paid.

The Company has entered into an agreement to sell 1,000,000 shares of common stock to a foreign partnership at a price of $2.50 per share as part of a group of comparable transactions where the purchaser will contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that will be used to pay for the underlying securities. Four holders of outstanding warrants agreed to exercise their warrants and purchase 301,700 shares of common stock for an aggregate consideration of $603,400 that will be paid upon closing of certain resale transactions to the foreign partnership associated with the exercise decisions. After giving effect to approximately $143,400 in cash finders fees that the Company will pay to third parties, along with 45,000 shares of restricted common stock, the net cash proceeds of the combined stock sale and warrant exercise transaction are expected to be $2,960,000.

The Company has not yet received the $2.96 million in anticipated net proceeds associated with these transactions. The purchase price was due in January 2006 and the agreements are presently in default. Due to the contingencies surrounding the transaction, the shares that were issued to an escrow agent in connection with the execution of the original agreements have been excluded from the Company’s capitalization at December 31, 2005.

The private placement transactions were all exempt under Section 4(2) of the Securities Act. The securities were issued to a limited number of purchasers, all of whom are accredited investors.

Outstanding Warrants

The following table provides summary information on the various warrants issued by the Company in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

	2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding January 1	2,815,500	$2.27	2,827,600	$1.94
Granted during year	1,251,000	$2.85	463,100	$3.81
Exercised	(824,100)	$1.80	(475,200)	$1.83
Lapsed	-		-
Warrants outstanding at December 31	3,242,400	$2.55	2,815,500	$2.27
Weighted average months remaining		18.0		28.1

The following table summarizes the status of the Company's aggregate warrants as of December 31, 2005:

	Warrants Outstanding		Weighted average remaining life in months	Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price		Shares		weighted average exercise price

$ 2.00-$ 3.99	2,254,000	$2.00	11.7		2,254,000		$2.00
$ 4.00-$ 5.60	988,400	$4.17	32.3		988,400		$4.17
Total Shares	3,242,400				3,242,400

Equity Compensation

Incentive Stock Plan Approved by Stockholders The Company’s stockholders have adopted an incentive stock plan for the benefit of its employees, consultants and advisors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 1,000,000 shares of common stock. At the Company’s 2005 annual meeting, its shareholders increased the authorization under the incentive stock plan to 2,000,000 shares.

The incentive stock plan authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock and stock bonuses. In addition, the plan authorizes the payment of cash bonuses when a participant is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

The plan authorizes the grant of incentive awards to full-time employees of the Company who are not eligible to receive awards under the terms of their employment contract or another specialty plan. The plan also authorizes the grant of incentive awards to directors who are not eligible to participate in the Company’s outside directors stock option plan, independent agents, consultants and advisors who have contributed to the Company’s success.

The compensation committee administers the plan. The committee has absolute discretion to decide which employees, consultants and advisors will receive incentive awards, the type of award to be granted and the number of shares covered by the award. The committee also determines the exercise prices, expiration dates and other features of awards.

The exercise price of incentive stock options must be equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for incentive stock options is ten years from the date of grant, or five years in the case of an individual owning more than 10% of the Company’s common stock. The aggregate fair market value determined at the date of the option grant, of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year, shall not exceed $100,000.

In the first quarter of 2005, the compensation committee authorized stock bonuses under the incentive stock plan for an aggregate of 219,000 shares of common stock. These stock grants are fully vested and unrestricted, subject to compliance with the Company’s insider trading policies. The fair value of these shares, as determined by the Company’s stock price on the date of grant, amounted to $565,202 and was recorded as compensation during the year ended December 31, 2005

Outside Directors' Stock Option Plan Approved by Stockholders The Company’s stockholders have adopted an outside directors' stock option plan for the benefit of its non-employee directors in order to encourage their continued service as directors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 125,000 shares of common stock. At the 2005 annual meeting, the Company’s shareholders increased the authorization under the incentive stock plan to 500,000 shares.

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

During the year ended December 31, 2005, four directors of the Company waived an aggregate of $105,542 in accrued compensation as full payment of the exercise price of 29,565 options that had been issued to them in 2004 under the terms of the Directors’ Stock Option Plan.

Non-plan Equity Incentives Not Approved by Stockholders The Company has issued 1,079,200 stock purchase options and warrants to officers, attorneys and consultants in connection with respective employment agreements. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Petersen & Fefer were granted a two-year contractual warrant to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered. These warrants were valued using the Black-Scholes option pricing model, which amounted to approximately $3,000. In August 2004, $1.00 of the exercise price of the warrants was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded approximately $306,000 of legal expense related to this reduction. In March 2005, members of the law firm of Petersen & Fefer were granted a two-year contractual warrant to purchase an additional 140,000 shares of common stock at a price of $1.00 per share as partial compensation for services rendered. These warrants were valued based on the value of the services rendered, amounting to $201,570. All of the warrants were exercised in the fourth quarter of 2005.

In February 2004, an advisor to the board, was granted a contractual option to purchase 6,300 shares of common stock at a price of $3.20 per share as partial compensation for services. In June 2004, the advisor was granted similar option to purchase 3,600 shares of common stock at a price of $5.60 per share. The options are fully vested and may be exercised at any time during the four-year period commencing one year after the date of grant. The options were valued at $18,225 using the Black-Scholes option pricing model and was included as expense in 2004.

In July 2004, the Company’s president and chief operating officer was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 60,000 shares per year commencing July 31, 2005 and be exercisable for five years after each vesting date.

In July 2004, the Company’s chief financial officer was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 50,000 shares per year commencing July 31, 2005 and be exercisable for five years after each vesting date.

In April 2005, the Company’s chief executive officer was granted a contractual option to purchase 180,000 shares of common stock at a price of $2.50 per share. This option will vest at the rate of 7,500 shares per month commencing May 1, 2005 and be exercisable for five years after each vesting date.

In September 2005, the Company’s chief of research and development was granted a contractual option to purchase 90,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 2,500 shares per month commencing October 2005 and be exercisable for five years after each vesting date.

The above officer options were granted to employees and accordingly, are accounted for under APB 25. Therefore, no compensation expense was recorded and the fair value of the options granted is included in pro-forma option expense included below.

In April 2005, a European financial advisor was granted a contractual option to purchase 30,000 shares of common stock at a price of $2.50 per share. Options for an aggregate of 20,000 shares vested during the year ended December 31, 2005 and will be exercisable for two years. On December 31, 2005, a total of 10,000 unvested options were forfeited when the advisory agreement was terminated. The options were valued at $35,998 using the Black-Scholes option pricing model and included as expense in 2005.

Summary Equity Compensation Plan Information The following table provides consolidated summary information on the Company’s equity compensation as of December 31, 2005 and 2004.

	2004 Incentive Stock Plan		2004 Outside Director Stock Option Plan				Non-Plan Grants
		Weighted average exercise price			Weighted average exercise price			Weighted average exercise price

	Shares		Shares			Shares
Shares reserved under each plan	2,000,000			500,000			n/a
Options outstanding at January 1, 2004	0			0			0
Granted during 2004	43,150	$4.20		54,000	$4.48		449,900	$4.00
Exercised	0			0			0
Lapsed	0			0			0
Options outstanding at December 31, 2004	43,150	$4.20		54,000	$4.48		449,900	$4.00
Granted during 2005	744,500	$2.50		70,000	$3.14		300,000	$2.95
Exercised	0			(29,565)	$3.78		0
Lapsed	(157,700)	$2.39		(14,400)	$5.60		(10,000)	$2.50
Options outstanding at December 31, 2005	629,950	$2.58		80,035	$2.88		739,900	$3.60
Reserved shares at December 31, 2005	1,151,050			390,400			n/a
Weighted average months remaining		106.1			71.8			83.6

The following table provides summary information on the exercise prices and remaining lives of the Company’s outstanding stock options at December 31, 2005:

	Options Outstanding		Weighted average remaining life in months	Options Exercisable
Range of exercise prices	Shares	weighted average exercise price		Shares		weighted average exercise price
$ 2.00-$ 3.99	895,641	$2.52	97.1		111,641		$2.70
$ 4.00-$ 5.60	554,244	$4.07	85.7		144,244		$4.27
Total Shares	1,449,885				255,885

The following is a pro-forma summary of the impact on reported net loss and (loss) per share if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123:

	Year ended December 31,
	2005		2004
		per share		per share
Net loss applicable to common shareholders as reported	($9,162,471)	($0.60)	($2,908,118)	($0.22)
Intrinsic value of employee options	0	$0.00	0	$0.00
Total stock based employee compensation expense determined under fair value method for all awards	($591,708)	($0.04)	($252,817)	($0.02)
Proforma loss	($9,754,179)	($0.64)	($3,160,935)	($0.24)

All of the foregoing options have been valued on the date of grant using the Black-Scholes pricing model. Following summarizes the assumptions used in the model for options granted during the year ended December 31:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2005	4.0%	0.0%	52.0%	100 months
2004	4.0%	0.0%	55.0%	60 months

The Company will be required to adopt SFAS 123(R) using the “modified prospective” transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in the first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, “Accounting for Stock-Based Compensation.” The following table summarizes the Company’s existing agreements and their expected pretax impact on earnings:

		Post Effective Date (December 15, 2005) Requisite Service Recognition by Year
	2005	2006	2007	2008	2009	2010
Agreements containing service inception dates within the year	41	28	25	22	17	17
Shares expected to vest	245,650	395,600	311,600	255,600	115,600	115,600
Expected pretax compensation expense	$591,708	$700,243	$602,334	$382,546	$131,784	$43,928
Per share amounts	($0.04)	($0.05)	($0.04)	($0.03)	($0.01)	"Nil"

11. Income Taxes

Following is a summary of the components giving rise to the deferred tax provision for the years ended December 31, 2005 and 2004.

Currently payable:	2005	2004
Federal	$0	$0
State	0	0
Foreign	0	0
Total currently payable	0	0
Deferred:
Federal	1,444,000	156,000
State	0	0
Foreign	742,000	575,000
Total deferred	2,186,000	731,000
Less increase in allowance	(2,186,000)	(731,000)
Net deferred	0	0
Total income tax provision (benefit)	$0	$0

Individual components giving rise to the deferred tax asset are as follows:	2005	2004
Future tax benefit arising from net operating loss carry forwards	$2,471,000	$722,000
Future tax benefit (liability) arising from amortization of intangible assets	1,000	(3,000)
Future tax benefit arising from available tax credits	819,000	396,000
Future tax benefit arising from options/warrants issued for services	18,000	8,000
Future tax benefit arising from depreciation of fixed assets	4,000	4,000
Total	3,313,000	1,127,000
Less valuation allowance	(3,313,000)	(1,127,000)
Net deferred	$0	$0

The components of pretax loss are as follows:	2005	2004
U.S.	($3,067,000)	($468,000)
Non-U.S.	(2,820,000)	(2,440,000)
	($5,887,000)	($2,908,000)

The Company has net operating loss carryovers of approximately $4,650,000 million and $2,463,000 million available to reduce future income taxes in United States and Canadian, respectively. The United States carryovers expire in 2024 and 2025. The Canadian carryovers expire between 2010 and 2012. The Company also has generated Canadian tax credits related to research and development activities. A portion of this credit, amounting to approximately $170,000 is refundable and has been presented as such in the accompanying balance sheet. The remaining credit, amounting to $819,000 is available to offset future taxable income in Canada and expires in 2014 and 2015. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of federal and state NOL and tax credit carryforwards from Axion prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying consolidated statements of operations is as follows:

	2005	2004
Statutory U.S. federal income tax rate	34%	34%
Impact of foreign tax credits	(4)%	(9)%
Equity based compensation differences	7%	(0)%
Change in valuation allowance	(37)%	(25)%
Effective income tax rate	0%	0%

12. Commitments and Contingencies

Employment Agreements: The Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief of Research and Development have each executed written employment agreements that provide for initial terms of two to four years, provide for the salaries and contractual stock options specified in the following table.

Name	Position	Date	Term	Salary	Options	Price	Vesting
Thomas Granville	CEO	4/4/05	24 Months	$261,000	180,000	$2.50	Monthly
Charles Mazzacato	COO	7/27/04	48 Months	$160,000	240,000	$4.00	Monthly
Peter Roston	CFO	7/27/04	48 Months	$125,000	200,000	$4.00	Monthly
Edward Buiel	CR&R	9/1/05	36 Months	$120,000	90,000	$4.00	Monthly

If any of these officers is terminated under certain circumstance, they will be entitled to receive a lump sum payment equal to six month’s base annual salary as liquidated damages.

Facilities: During the year ended December 31, 2005, all of the Company’s operations were conducted at its research and development center located at 100 Caster Avenue in Woodbridge, a suburb of Toronto, Ontario, Canada. The Company rents this facility under a month-to-month arrangement that requires a minimum monthly rental of $8,150. The Company’s research and development center includes approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories.

Canadian Litigation On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Axion, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C And T Co. Incorporated, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants. With respect to the Company and certain of directors, officers and stockholders, the lawsuit alleges a conspiracy to damage the value of the plaintiffs’ investment in Mega-C Power Corporation and deprive the plaintiffs of their alleged interests in the technology the Company purchased from C&T, as well as damages of $250,000,000. Management believes the lawsuit is without merit, and accordingly no amounts have been provided for in the accompanying financial statements. The Company has offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company. Any named defendant will be free to retain independent legal counsel, but the Company is not responsible for the costs of separate legal counsel. The Company has not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

In February 2005, the Bankruptcy Court stayed the Canadian litigation for the duration an involuntary Chapter 11 case described below.

Mega-C Bankruptcy Court Litigation In April 2004, the Company, APC and Thomas Granville filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. 04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner, the trustee of the Mega-C Trust (Case No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Mega-C Trust as property of the bankruptcy estate. On July 27, 2005, the Company commenced an adversary proceeding against the Chapter 11 Trustee and Ms. Fonner (Case No. 05-05082-gwz) for the purpose of obtaining a judicial determination that:

•	Mega-C’s license to commercialize the e3 Supercell technology was terminated;

•	Mega-C does not have any interest in the e3 Supercell technology;

•	Mega-C did not transfer any property to the Company with the intent to damage or defraud any entity;

•	Mega-C did not transfer any property to the Company for less than reasonably equivalent value; and

•
If the court ultimately decides that Mega-C has a valid legal interest in the e3 Supercell technology, then the Company is entitled to terminate the Mega-C Trust and cancel the 7,827,500 Axion shares held by the trust.

Management believes the declaratory judgment action has substantial merit; that the documents filed as exhibits to the Company’s complaint will resolve key factual issues; and that the Company would be likely to prevail at trial.

Settlement Agreement On December 12, 2005, the Company entered into a settlement agreement with Mega-C, represented by its Chapter 11 Trustee William M. Noall (“Noall”), and the Mega-C Trust, represented by its trustee Sally A. Fonner (“Fonner”). Additional signatories to the settlement agreement include: (a) the company’s subsidiaries APC and C&T; (b) Fonner in both her capacity as Mega-C’s sole officer and director and as trustee of the Mega-C Trust; (c) certain former stockholders of APC including Robert Averill, Joe Piccirilli, The Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation; (d) Paul Bancroft, and (e) certain former stockholders of C&T including, Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg. The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Two groups that the Company believes are controlled by Mega-C’s promoters have filed notices of appeal from the Bankruptcy Court order. At the date of this report, no appeal briefs have been filed and the Company has no ability to evaluate the merits of the appellants’ positions or predict the likely outcome of the appeal.

Under the terms of the agreement, upon confirmation and effectiveness of a chapter 11 plan of reorganization the Company has jointly proposed with the Chapter 11 Trustee, all pending and potential disputes between the parties will be resolved and:

•	The Company will compromise its notes receivable from Mega-C to allowed unsecured claim of $100;

•	Mega-C will transfer its interest, if any, in the e3 Supercell technology and any and all tangible and intangible personal property in the Company’s possession to the Company;

•
The Mega-C Trust will retain 5,700,000 shares, of which the Mega-C Trustee may sell up to 1,000,000 shares to pay the administrative expenses of the Mega-C chapter 11 estate. The balance of the 1,000,000 shares, the proceeds of their sale, and any additional amount of the 5.7 million shares as are necessary will be contributed to a liquidation trust to pay the allowed claims of Mega-C’s unsecured creditors. The balance of the 5.7 million shares will be contributed to a restated and amended Mega-C Trust and distributed to the holders of allowed equity security interests of Mega-C: and

•
The Mega-C Trust will surrender 2,127,500 to the Company, of which up to 627,500 may be used to satisfy the accumulated and anticipated expenses of the Mega-C Trust through the effective date and of which the Company will cancel a minimum of 1,500,000 shares.

The Bankruptcy Court has approved the settlement agreement. More recently, the Bankruptcy Court has approved a disclosure statement that will be served on Mega-C’s creditors and shareholders together with a proposed plan of reorganization. Many of the terms of the settlement agreement, including the releases, are contingent on confirmation and effectiveness of the chapter 11 plan. Otherwise the Company may be required to litigate the claims it hopes to compromise. Moreover, it is not certain that the settlement agreement will resolve all of the claims asserted against the Company. Protracted litigation could have a material adverse impact on the Company’s financial condition and the value of its stock.

After giving pro forma effect to the conversion rights of holders of the Company’s senior preferred stock (including dividends accrued through March 31, 2006) and the assumed issuance of the stock under the pending stock sale to a foreign partnership discussed in note 10, the Company will have 19,834,124 common shares outstanding on the date of this report. In connection with the settlement agreement, 1,500,000 shares will be surrendered to the Company for cancellation. This represents a 7.6% decrease in the number of common equivalent shares outstanding and a corresponding increase in the percentage ownership of each common equivalent share.

Future Litigation Costs: Management currently estimates the range of future litigation costs to be $150,000 to $300,000, including attorney’s fees, related to the above matters. No amounts have been accrued in the accompanying balance sheet related to these future costs. Protracted litigation, or higher than anticipated legal costs, could significantly reduce available working capital and have a material adverse impact on the company’s financial position.

13. Related Party Transactions

Research and development payments to C&T A current board member is the former majority shareholder of C&T prior to the acquisition by the Company. The company issued 1,592,600 warrants to purchase intangible assets from C&T, of which, 656,300 were issued to this individual and his immediate family members. In connection with the intangible property purchase agreement, the Company entered into a research and development project management agreement with C&T. Under the project management agreement, the Company has agreed to pay all direct costs and expenses associated with its research and development activities, including reasonable equipment, material, travel and employee costs actually incurred by C&T. In addition to the direct costs, C&T was paid a management surcharge equal to 50% of the salaries and bonuses paid to members of the C&T technical staff who are assigned to work on Company projects. During the years ended December 31, 2005 and 2004, research costs incurred under the project management agreement were approximately $115,000 and $701,000, respectively. Upon purchase of the outstanding shares of C&T but the Company in March 2005, the agreement was terminated and all necessary C&T employees assigned to Company projects have been hired by the Company.

Related party notes payable The Company had notes outstanding to related parties as of December 31, 2005 and subsequent. See notes 9 and 15 for details

Preferred stock sales The Company raised capital in a preferred stock offering during the year ended December 31, 2005, discussed further in note 10, of which $2,576,330 related to transactions with board members and their family members.

Common stock sales The Company raised capital in common stock offerings during the years ended December 31, 2005, discussed further in note 10, of which $400,000 related to transactions to sell 200,000 shares to board members and their affiliates (approximately $880,000 through the sale of 487,700 shares of common stock and 306,400 warrants in 2004).

Legal Fees John Petersen is a director of the company and a partner in the law firm of Petersen & Fefer, which serves as the Company’s legal counsel. During the year ended December 31, 2005, approximately $550,000 of legal fees were incurred related to services provided ($475,000 - 2004). A portion of these fees were paid through equity instruments discussed further in note 10.

14. Significant non-cash transactions

The Company entered in to the following non-cash investing and financing transactions during the years ended December 31, 2005 and 2004

	2005	2004

Offering costs & expenses paid by contribution of capital	-	$306,000
Notes payable to related parties converted to preferred stock	$1,000,000	-
Dividend on preferred stock added to stated value	$176,194	-
Beneficial conversion feature attributable to preferred stock	$3,099,156	-
Preferred stock converted to common stock	$2,475,407	-
Stock issued in exchange for subscription receivable	$721,000	-

15. Subsequent Events

Incorporation of new subsidiary: In January 2006, the Company incorporated a new subsidiary named Axion Battery Products, Inc. (“ABP”) under the laws of the Commonwealth of Pennsylvania for the purpose of operating a battery manufacturing facility in New Castle, Pennsylvania. ABP is a wholly owned operating subsidiary of Axion.

Purchase of battery manufacturing equipment: In February 2006, ABP entered into an agreement to purchase all of the equipment, inventory and other tangible assets of the New Castle Battery Manufacturing Company, Inc. from National City Bank, Pennsylvania in a foreclosure sale conducted pursuant to the provisions of Article 9 of the

Pennsylvania Uniform Commercial Code. The assets were purchased by ABP and include all equipment, molds, inventories, parts, supplies, trademarks, copyrights, patents, other intellectual property rights, permits, licenses and general intangible assets that were subject to the bank’s security interest. The purchase price was $800,000. A total of $710,000 was paid to the seller at closing and the $90,000 balance has been placed in a non-interest bearing escrow pending the seller’s resolution of certain encumbrances on a portion of the purchased assets. The purchase price is expected to be allocated primarily to manufacturing equipment.

Property rental: In February 2006, ABP entered into a lease agreement for a 62,732 square foot industrial building located in New Castle, Pennsylvania. The facility includes 7,232 square feet of office locker, lab and lunch area, 8,000 square feet of storage buildings, and 5,000 square feet of basement area. The Company had no direct or indirect relationship to the lessor prior to the execution of the lease agreement. The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $10,000. During the two extension terms, the rent will based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. In addition to the monthly rental, ABP is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises

Loan from director: In January 2006, APB entered into a loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill agreed to provide $1 million in acquisition and working capital financing for ABP’s purchase of the battery manufacturing facility. ABP is the primary debtor under the loan agreement, however, the Company has signed the agreement as a guarantor and accommodation party. The loan agreements require ABP to pay interest on the outstanding balance at the annual rate of 10%. Interest payments are due on the first day of each month commencing in February 2006. The entire principal balance of the loan is due on February 1, 2007, provided that the loan may be repaid at any time without notice or penalty. The loan is secured by a purchase money security in all of ABP’s equipment, inventory, furniture and fixtures, together with all substitutions or replacements and all proceeds from the sale thereof.

The Company has signed the loan agreement as an accommodation party and assumed complete liability for the payment of ABP’s obligations. The Company has also granted Mr. Averill a first priority security interest in all of the Company’s equipment, inventory, furniture, fixtures and intellectual property, together with all substitutions or replacements and all proceeds from the sale thereof. As additional consideration for the loan, the Company has issued Mr. Averill a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a period of three years from the issue date at a price of $6 per share. On each three-month anniversary of the loan date, the Company will be required to issue a substantially identical warrant for an additional 50,000 shares. If the loan remains outstanding for its entire term, Mr. Averill could receive an aggregate of 200,000 warrants. The initial warrant granted will be valued at as of the date of grant using the Black Scholes option pricing model. This amount will be recorded as a note discount and amortized into interest expense over the term of the loan.

Sales of restricted securities: Since January 1, 2006, the Company has sold 80,000 units, each consisting of one share of common stock and one common stock purchase warrant for net proceeds of $200,000.

ITEM 8. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Want & Ender CPA, PC (“Want & Ender”) served as the certifying accountant on our financial statements for the years ended December 31, 2001 and 2002. In January 2004 Want & Ender advised us that they had not registered with the Public Company Accounting Oversight Board and did not intend to do so. Accordingly, our board of directors dismissed Want & Ender as our certifying accountant.

In connection with the audits of our financial statements for the fiscal years ended December 31, 2001 and 2002, there were no disagreements with Want & Ender on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to their satisfaction would have caused them to make reference to the subject matter of such disagreements in connection with their audit report. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 16, 2004, our board of directors retained Michael F. Cronin, CPA to audit our financial statements for the year ended December 31, 2003 and to serve as our certifying accountant for subsequent periods. During the two years prior to his appointment, we did not consult Mr. Cronin with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (b) any matter that was either subject of a disagreement or a reportable event specified in sub-paragraphs (a)(1)(iv) or (a)(1(v) of Item 304 of Regulation S-K).

On December 29, 2005, based on the recommendation of our audit committee, we dismissed Mr. Cronin as our certifying accountant. Mr. Cronin’s reports on our financial statements for the years ended December 31, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion. However, his report for the year ended December 31, 2003 contained a fourth explanatory paragraph to reflect the going concern issues occasioned by our limited financial resources and our potential to incur future operating losses.

In connection with the audits of our financial statements for each of the two most recently completed fiscal years and through December 29, 2005, there have been no disagreements with Mr. Cronin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to his satisfaction would have caused him to make reference to the subject matter of such disagreements in connection with his audit report. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On December 29, 2005, based on the recommendation of the Audit Committee, we engaged Freed Maxick & Battaglia, CPAs, PC (“Freed Maxick”) as our independent registered public accounting firm to audit our company’s financial statements as of and for the fiscal year ending December 31, 2005.

During the two most recent fiscal years, we have not consulted Freed Maxick regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of our company, or any other matters or reportable events described in Items 304(a)(2)(i) or (ii) of Regulation S-B.

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

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-

benefit relationship of possible disclosure controls and procedures. While the design of our disclosure controls and procedures is adequate for our current needs and anticipated future conditions, and there can be no assurance that our current design will succeed in achieving its stated goals under all possible future conditions. Accordingly we may be required to modify our disclosure controls and procedures in the future.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2005, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-KSB was being prepared

There was no change in our internal control over financial reporting that occurred during our last fiscal year that materially affected, or is likely to materially affect, our internal control over financial reporting. Our auditor has not notified us that any material weakness exists with respect to our internal financial controls.

PART III

ITEM 9. — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Incorporation of Information by Reference

The information under the heading “Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) for our 2006 Annual Meeting of Shareholders, which will be filed within 120 days after the close of the fiscal year ended December 31, 2005, is incorporated herein by reference.

The information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and all employees performing similar functions. The code of ethics is filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

ITEM 13. — EXHIBITS.

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

ITEM 14. — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporation of Information by Reference

The information under the heading “Principal Accountant Fees and Services” in our definitive Proxy Statement is incorporated herein by reference,

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By /s/ Thomas Granville
Thomas Granville, Chief Executive Officer and Director
Date April 17, 2006

By /s/ Peter Roston
Peter Roston, Chief Financial Officer
Date April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/
John L. Petersen	Director	April 17, 2006

/s/
Robert Averill	Director	April 17, 2006

/s/
Glenn Patterson	Director	April 17, 2006

/s/
Joseph Souccar	Director	April 17, 2006

/s/
Igor Filipenko	Director

/s/
Howard Schmidt	Director	April 17, 2006