Form 10QSB/A
period 2005-03-31
Axion Power International, Inc.
filed 2006-05-15
CIK 1028153

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

On May 11, 2005, the number of shares of common stock outstanding was 14,730,933. On May 8, 2006, the number of shares of common stock outstanding was 19,048,998.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

Form 10-QSB, Page 1

EXPLANATORY NOTE

This amendment is being filed by Axion Power International, Inc. to restate its Consolidated Balance Sheet as of March 31, 2005, its Consolidated Statement of Operations for the three-month period ended March 31, 2005 and its Notes to Unaudited Interim Consolidated Financial Statements to correct certain equity accounting errors as described in Note 9 to the Financial Statements. Axion Power International, Inc. is also revising the discussion under Item 2, Managements’ Discussion and Analysis of Financial Condition and Plan of Operations and Item 3, Controls and Procedures in light of the restatement.

The equity accounting errors that necessitated this amendment were identified during the course of the audit of our financial statements, for the year ended December 31, 2005 and have been properly reported in our Form 10-KSB for the year ended December 31, 2005.

Form 10-QSB, Page 2

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
	(restated)
Assets	US Dollars	US Dollars

Current Assets
Cash & cash equivalent's	$1,714,008	$46,486
Refundable Taxes	8,791	8,848
Prepaid expenses	5,377	6,144
Total current assets	1,728,174	61,478

Property & equipment (net)	88,394	97,606

Other Assets:
Amortizable intangible assets	2,014,097	126,522
Notes receivable	1,239,320	958,523
Contingent future interest in affiliate company	-	1,794,000

Total Assets	$5,069,985	$3,038,129

Liabilities & Equity

Current Liabilities:
Trade accounts payable	$270,726	$579,066
Accrued expenses	99,249	64,692
Balance payable to acquire future interest in affiliate company	-	100,500
Contingent portion payable to acquire future interest in affiliate company	-	1,000,000
Total current liabilities	369,975	1,744,258

Liability to issue equity instruments	533,750	-

Equity:
Preferred stock-1,000,000 authorized-381,000 issued	3,725,689	-
Common stock-50,000,000 authorized $0.0001 par value
14,462,933 issued & outstanding (13,961,933 in 2004)	1,449	1,396
Additional paid in capital	8,829,974	4,670,497
Deficit accumulated during development stage	(8,441,893)	(3,414,418)
Cumulative translation adjustment	51,041	36,396
Total Equity	4,166,260	1,293,871

Total Liabilities & Equity	$5,069,985	$3,038,129

See notes to unaudited interim financial statements.

Form 10-QSB, Page 3

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	Three Months Ended		Inception (9/12/2003) to March 31, 2005 (unaudited) (restated)
	March 31, 2005 (unaudited) (restated)	March 31, 2004 (unaudited)
	US Dollars	US Dollars	US Dollars

Net Sales	$-	$-	$-

Selling, General & Administrative Expenses	2,034,565	284,427	3,663,461
Research & Development	667,839	281,629	2,473,064
Other	(1,099)	26,924	(20,802)
(Loss) Before Income Taxes	(2,701,304)	(592,980)	(6,115,722)

Income Taxes	0	0	0

Deficit accumulated during development stage	(2,701,304)	(592,980)	(6,115,722)

Less preferred dividends & beneficial conversion feature	2,326,171		2,326,171

Net loss applicable to common shareholders	($5,027,475)	($592,980)	($8,441,893)

Basic and Diluted Net Loss Per Share	($0.36)	($0.20)

Weighted Average Common Shares Outstanding	14,139,489	3,002,515

See notes to unaudited interim financial statements.

Form 10-QSB, Page 4

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY))

	Three Months Ended		Inception (9/12/2003) to March 31, 2005 (unaudited) (restated)
	March 31, 2005 (unaudited) (restated)	March 31, 2004 (unaudited)
	US Dollars	US Dollars	US Dollars
Cash Flows from Operating Activities:
Deficit accumulated during development stage	($2,701,304)	($592,980)	($6,115,722)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation, amortization	9,212	0	32,243
Stock issued for services	2,076,270		2,076,270
Options issued for services	241,528	0	259,753
Changes in Operating Assets & Liabilities
Prepaid expenses	825	(37,437)	(14,168)
Accounts payable & accrued expenses	(273,784)	140,226	505,804
Net cash used by operating activities	(647,254)	(490,191)	(3,255,821)

Cash Flows from Investing Activities:
Purchase of equipment	0	(5,032)	(120,637)
Investment in Patents	0	0	(126,522)
Incremental investments in notes receivable	(280,797)	(182,211)	(1,239,318)
Payments made on obligation to acquire affiliated company	(100,500)	(9,000)	(794,500)
Net cash used by investing activities	(381,297)	(196,243)	(2,280,977)

Cash Flows from Financing Activities:
Advances from related parties	0	0	0
Proceeds from the exercise of warrants	0	0	868,020
Proceeds from sale of Preferred Stock	2,775,000	0	2,775,000
Proceeds from sale of Common Stock	0	485,000	3,650,318
Net cash provided by financing activities	2,775,000	485,000	7,293,338

Net Change In Cash	1,746,449	(201,434)	1,756,540
Effect of Exchange Rate on Cash	(78,927)	(3,498)	(42,532)
Cash-Beginning	46,486	455,369	0
Cash-Ending	$1,714,008	$250,437	$1,714,008

See notes to unaudited interim financial statements.

Form 10-QSB, Page 5

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

The components of comprehensive loss for the three months ended March 31 are as follows:

	2005	2004
Net loss	($2,701,304)	($592,980)
Foreign currency translation adjustment	14,645	(3,498)
Comprehensive loss	($2,686,659)	($596,478)

3. Equity-based Compensation

Subsequent to year-end, the company issued an option to purchase 140,000 shares of common stock at a price of $1.00 per share to the law firm of Petersen & Fefer in settlement of $180,907 in accumulated unpaid fees for legal services rendered. The first quarter loss reflects $ 201,570 of compensation associated with the foregoing option. John Petersen, a partner in the law firm of Petersen & Fefer and is the chairman of our board of directors.

Subsequent to year-end, the company issued an option to purchase 30,000 shares of common stock at a price of $2.50 per share to a financial consultant. The option vests ratably over the 12 months following the date of issuance. The first quarter loss reflects $ 36,000 of compensation associated with the foregoing option.

Form 10-QSB, Page 6

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

Subsequent to the end of the first quarter, the company issued incentive awards to employees for an aggregate of 935,500 shares of common stock, including 219,000 fully paid and presently vested shares that were issued for past services. The first quarter loss reflects $ 565,020 of compensation associated with the foregoing common stock awards. In addition, the company issued options to employees for an aggregate of 716,500 shares that will vest ratably over the next five years. 2005 The pro-forma first quarter loss reflects $32,243 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

A pro-forma summary of the impact on reported net loss and (loss) per share is as follows:

	2005		2004
		per share		per share
Net loss applicable to common shareholders	($5,027,475)	($0.36)	($592,980)	($0.20)
Intrinsic value of employee options	0	$0.00	0	$0.00
Fair value of options	($126,485)	($0.01)	($13,002)	($0.00)
Proforma loss	($5,153,961)	($0.36)	($605,982)	($0.20)

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

Form 10-QSB, Page 7

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

5. Mega-C Trust Augmentation:

Augmentation of Mega-C Trust. On February 28, 2005, the company issued 500,000 shares of common stock and contributed $100,000 in cash to the Mega-C Trust as an augmentation of the Trust corpus. The first quarter loss reflects $1,525,000 of expense associated with the trust augmentation. After giving effect to the transaction, the Mega-C Trust owns 7,827,500 shares, or approximately 54.1% of our issued and outstanding common stock.

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

On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of our common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. The convertible preferred was fully convertible at the issuance date. The amount of proceeds determined to be the value of the beneficial conversion feature was recorded as a deemed dividend with a corresponding increase to additional paid-in capital in the amount of $2,315,482.

Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the three months ended March 31, 2005 are preferred stock dividends of $ 10,689.

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

Form 10-QSB, Page 8

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

9. Restatement of Financial Statements

In connection with the preparation of our unaudited interim financial statements as of and for the three month period ended March 31, 2005:

•
We used the cash prices actually received by us in comparable private placement transactions to value certain substantial equity transactions rather than the quoted market price on the measurement date; and

Form 10-QSB, Page 9

•	We failed to fully account for certain beneficial conversion features embedded in the $3.8 million of senior preferred stock we sold during the first quarter of 2005.

•	We failed to fully account for changes in the carrying value of certain assets arising from fluctuations in the currency exchange rate between the U.S. and Canada.

During the course of the audit of our financial statements, for the year ended December 31, 2005, our independent registered public accounting firm advised that notwithstanding the volatility and liquidity of our public trading market, the reported market price of our common stock was the most appropriate measure of value for reporting purposes. This correction significantly increased the financial impact of the beneficial conversion features embedded in our preferred stock. Accordingly, we have restated our Consolidated Balance Sheet as of March 31, 2005 and our Consolidated Statements of Operations and Cash Flows for the three-month period then ended to correct the following errors in our previously filed financial statements

•	To increase our operating expense by $525,000 to reflect the quoted market price of 500,000 additional shares of common stock that we issued to the Mega-C Trust during the period ended March 31, 2005;

•
To increase operating expense by $17,520 to reflect the quoted market price of 219,000 fully paid shares of common stock that we issued to employees for past services during the period ended March 31, 2005;

•	To decrease our operating expense by $50,430 to reflect the fair market value of services provided in return for stock options that we issued to attorneys during the period ended March 31, 2005;

•	To separately report the calculated beneficial conversion features embedded in the senior preferred stock we sold during the first quarter of 2005; and

•	To account for changes in the carrying value of certain assets arising from fluctuations in the currency exchange rate between the U.S. and Canada.

Following are reconciliations of our restatement of our Consolidated Balance Sheet as of March 31, 2005.

	March 31, 2005
	As Reported	Adjustment	As Restated
Amortizable intangible assets	$1,920,522	$93,575	$2,014,097
Preferred stock	3,715,000	10,689	3,725,689
Additional paid in capital	6,022,402	2,807,572	8,829,974
Deficit accumulated during development stage	(5,623,632)	2,818,261	(8,441,893)
Cumulative translation adjustment	(42,534)	(93,575)	51,041

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the three-month period ended March 31, 2005.

	Three Months Ended March 31, 2005
	As Reported	Adjustment	As Restated
Selling, General & Administrative Expenses	$1,559,995	$474,570	$2,034,565
Research and development	650,319	17,520	667,839
(Loss) Before Income Taxes	(2,209,214)	(492,090)	(2,701,305)
Deficit accumulated during development stage	(2,209,214)	(492,090)	(2,701,305)
Less preferred dividends & beneficial conversion feature		(2,326,171)	(2,326,171)
Net loss applicable to common shareholders	($2,209,214)	($2,816,261)	($5,027,476)
Basic and Diluted Net Loss Per Share	($0.16)	($0.20)	($0.36)

Form 10-QSB, Page 10

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the period from September 18, 2003 (inception) through March 31, 2005.

	September 18, 2003 (inception) Through March 31, 2005
	As Reported	Adjustment	As Restated
Selling, General & Administrative Expenses	$3,188,891	$474,570	$3,663,461
Research and development	2,455,544	17,520	2,473,064
Deficit accumulated during development stage	(5,623,632)	(492,090)	(6,115,723)
Less preferred dividends & beneficial conversion feature		(2,326,171)	(2,326,171)
Net loss applicable to common shareholders	($5,623,632)	($2,818,261)	($8,441,894)

Form 10-QSB, Page 11

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

We commenced operations in September 2003 and have received no revenue since inception. During the last four calendar quarters we incurred net losses, selling general and administrative expenses and research and development expenses as follows:

	2004			2005
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Selling, general and administrative	$400,857	$356,191	$307,663	$2,034,565
Research and development	$365,736	$428,591	$475,834	$667,839
Net operating loss	($766,592)	($784,782)	($763,765)	($2,701,305)
Net loss applicable to common stockholders	($766,592)	($784,782)	($763,765)	($5,027,476)

Our reported net operating loss for the first quarter of 2005 is substantially greater than the reported net operating loss for all prior periods. The principal reasons for the first quarter loss were $1,525,000 in restated costs associated with the augmentation of the Mega-C Trust and $819,798 in restated expense associated with equity compensation awards to employees. After adjusting for restated non-cash expenses, our net cash loss for the period was $383,506, an amount that is significantly less than our net loss in prior periods and is primarily attributable to a temporary contraction of our operations that we implemented during the first quarter pending the completion of our preferred stock offering.

During the quarter ended March 31, 2005, we issued 381,000 shares of preferred stock that had a stated value of $10 per share and were convertible into common stock at an initial conversion price of $2.00 per share, which is subject to adjustment for certain future events. Since the initial conversion price of the preferred stock on the date of issuance was less than the quoted market price of our common stock on that date, the holders of preferred stock enjoy a beneficial conversion feature that will reduce the net income applicable to common stockholders.

The restatement of our Consolidated Statement of Operations for the three months ended March 31, 2005 increased our reported operating net loss from ($2,209,214) to ($2,701,305); increased the net loss applicable to common stockholders from ($2,209,214) to ($5,027,476); and increased our net loss per share from ($0.16) to ($0.36).

The restatement of our Consolidated Statement of Operations for the period from September 18, 2003 (inception) through March 31, 2005 increased our reported net loss from ($5,623,632) to ($6,115,723); and increased the net loss applicable to common stockholders from ($5,623,632) to ($8,441,894).

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

We raised $1.9 million in capital during 2003 and $2.6 million in capital during 2004. During the first quarter of 2005, we raised an additional $2.8 million in operating capital and settled $1 million of debt with equity. After giving effect to ($6,115,722) in cumulative net operating losses, we had net stockholders equity of $4,166,260 at

Form 10-QSB, Page 12

March 31, 2005. We had $1,728,174 in current assets and $369,975 in current liabilities at March 31, 2004, leaving a net working capital balance $1,358,199. Our available cash resources will not be sufficient to pay our current operating expenses beyond July 2005 unless we receive substantial additional capital.

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

ITEM 3. CONTROLS AND PROCEDURES

During the course of the audit of our financial statements, for the year ended December 31, 2005, our independent outside auditors determined that:

•
we had used recent private placement transactions to determine the amount of certain expenses that were paid with common stock, rather than the quoted market price of our common stock on the transaction date;

•	we had failed to properly account for accrued dividends on our preferred stock and the impact of certain beneficial conversion features embedded in the preferred stock; and

•	we had failed to properly account for the impact of currency exchange rates on the value of intangible assets owned by Axion Power Corporation, our wholly-owned Canadian subsidiary.

Accordingly, as described in Note 9 to the Financial Statements, we have adjusted the intangible asset and stockholders equity balances reflected in our Consolidated Balance Sheet as of March 31, 2005 and increased the

Form 10-QSB, Page 13

operating expenses and the preferred stock dividends and beneficial conversion reflected in our Consolidated Statement of Operations for the three- month period ended March 31, 2005. The errors did not adversely impact our Consolidated Cash Flows or result in an understatement of liabilities. The errors did result in the understatement of our loss before income taxes, our deficit accumulated during the development stage, our net loss applicable to common stockholders and our basic and diluted net loss per common share.

Changes in Internal Controls

In light of the deficiencies uncovered during the course of our audit for the year ended December 31, 2005, we have taken steps to correct our equity transaction processing procedures, accounting controls and reporting controls to prevent recurrence of such errors.

Other than the change discussed above, there have been no changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Recent sales of unregistered securities

Augmentation of Mega-C Trust: In February 2005, we issued 500,000 shares of our common stock to the Mega-C Trust. For accounting and financial reporting purposes, the stock issuance transaction will be valued at $1,525,000, or $3.05 per share, which was charged to expense in the first quarter of 2005. After giving effect to the transaction, the Mega-C Trust owns 7,827,500 shares, or approximately 54.1% of our issued and outstanding common stock.

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

Form 10-QSB, Page 14

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Chief Executive Officer
Dated: May 15, 2006

/s/ Peter Roston
Peter Roston, Chief Financial Officer
Dated: May 15, 2006

Form 10-QSB, Page 15