Form 10QSB/A
period 2005-06-30
Axion Power International, Inc.
filed 2006-05-15
CIK 1028153

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

On August 12, 2005, the number of shares of common stock outstanding was 14,960,498. On May 8, 2006, the number of shares of common stock outstanding was 19,048,998.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

Form 10-QSB, Page 1

EXPLANATORY NOTE

This amendment is being filed by Axion Power International, Inc. to restate its Consolidated Balance Sheet as of June 30, 2005, its Consolidated Statement of Operations for the three-and six- month periods ended June 30, 2005 and its Notes to Unaudited Interim Consolidated Financial Statements to correct certain equity accounting errors as described in Note 9 to the Financial Statements. Axion Power International, Inc. is also revising the discussion under Item 2, Managements’ Discussion and Analysis of Financial Condition and Plan of Operations and Item 3, Controls and Procedures in light of the restatement.

The equity accounting errors that necessitated this amendment were identified during the course of the audit of our financial statements, for the year ended December 31, 2005 and have been properly reported in our Form 10-KSB for the year ended December 31, 2005.

Form 10-QSB, Page 2

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
	June 30,	December 31,
	2004	2004
	(unaudited)	(audited)
	(restated)
Assets	US Dollars	US Dollars

Current Assets
Cash & cash equivalent's	$559,907	$46,486
Refundable Taxes	-	8,848
Prepaid expenses	84,140	6,144
Total current assets	644,046	61,478

Property & equipment (net)	79,586	97,606

Other Assets:
Amortizable intangible assets	1,996,166	126,522
Notes receivable	1,328,532	958,523
Contingent future interest in affiliate company	-	1,794,000

Total Assets	$4,048,330	$3,038,129

Liabilities & Equity

Current Liabilities:
Trade accounts payable	$153,886	$579,066
Accrued expenses	77,572	64,692
Balance payable to acquire future interest in affiliate company	-	100,500
Contingent portion payable to acquire future interest in affiliate company	-	1,000,000
Total current liabilities	231,458	1,744,258

Equity:
Preferred stock-1,000,000 authorized-375,000 issued	3,810,903	-
Common stock-50,000,000 authorized $0.0001 par value
14,760,498 issued & outstanding (13,962,933 in 2004)	1,476	1,396
Additional paid in capital	9,835,048	4,670,497
Deficit accumulated during development stage	(9,878,713)	(3,414,418)
Cumulative translation adjustment	48,158	36,396
Total Equity	3,816,872	1,293,871

Total Liabilities & Equity	$4,048,330	$3,038,129

See notes to unaudited interim financial statements.

Form 10-QSB, Page 3

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(9/18/2003) to
	2005	2004	2005	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)		(restated)
	US Dollars	US Dollars	US Dollars	US Dollars	US Dollars

Net Sales	$-	$-	$-	$-	$-

Selling, General & Administrative Expenses	432,046	400,857	2,466,611	712,207	4,095,507
Research & Development	495,232	365,736	1,163,071	647,365	2,968,296
Other	1,099	-	$-	$-	(19,703)
(Loss) Before Income Taxes	(928,377)	(766,593)	(3,629,682)	(1,359,572)	(7,044,100)

Income Taxes	-	-	-	-	-

Deficit accumulated during development stage	(928,377)	(766,593)	(3,629,682)	(1,359,572)	(7,044,100)

Less preferred dividends & beneficial conversion feature	(508,442)		(2,834,613)		($2,834,613)

Net loss available to common shareholders	($1,436,819)	($766,593)	($6,464,295)	($1,359,572)	($9,878,713)

Basic and Diluted Net Loss Per Share	($0.10)	($0.06)	($0.45)	($0.11)

Weighted Average Common Shares Outstanding	14,685,903	12,981,024	14,414,205	12,870,149

See notes to unaudited interim financial statements.

Form 10-QSB, Page 4

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY))

	Six Months Ended		Inception
	June 30,		(9/18/2003) to
	2005	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)
	US Dollars	US Dollars	US Dollars
Cash Flows from Operating Activities:
Deficit accumulated during development stage	($3,629,682)	($1,359,572)	($7,044,100)
Adjustments required to reconcile net loss to cash flows
from operating activities:
Depreciation, amortization	18,424	-	41,455
Impairment
Stock issued for services	2,090,020	-	2,090,020
Options issued for services	237,764	123,840	255,989
Changes in Operating Assets & Liabilities
Accounts receivable
Prepaid expenses	(69,146)	(49,177)	(84,139)
Accounts payable & accrued expenses	(306,751)	258,422	472,837
Net cash used by operating activities	(1,659,370)	(1,026,487)	(4,267,937)

Cash Flows from Investing Activities:
Purchase of equipment	(405)	(94,916)	(121,042)
Investment in Patents			(126,522)
Incremental investments in notes receivable	(370,009)	(281,620)	(1,328,530)
Payments made on obligation to acquire affiliated	(100,500)	(59,000)	(794,500)
company
Net cash used by investing activities	(470,914)	(435,536)	(2,370,594)

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants			868,020
Proceeds from sale of Preferred Stock	2,707,588		2,707,588
Proceeds from sale of Common Stock	0	1,282,096	3,650,318
Net cash provided by financing activities	2,707,588	1,282,096	7,225,926

Net Change In Cash	577,303	(179,927)	587,394
Effect of Exchange Rate on Cash	(63,882)	35,064	(27,487)
Cash-Beginning	46,486	455,369	0
Cash-Ending	$559,907	$310,506	$559,907

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

The components of comprehensive loss for the six months ended June 30 are as follows:

	2005	2004
Net loss	($3,629,682)	($1,359,572)
Foreign currency translation adjustment	11,762	35,064
Comprehensive loss	($3,617,920)	($1,324,508)

3.	Equity-based Compensation

In the first quarter of 2005, the company issued an option to purchase 140,000 shares of common stock at a price of $1.00 per share to the law firm of Petersen & Fefer in settlement of $180,907 in accumulated unpaid fees for legal services rendered. The loss for the six-month period ended June 30, 2005 reflects $ 201,570 of compensation associated with the foregoing option. John Petersen, a partner in the law firm of Petersen & Fefer and is the chairman of our board of directors.

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

In April 2005, the company issued incentive awards to employees for an aggregate of 935,500 shares of common stock, including 219,000 fully paid and presently vested shares that were issued for past services. The loss for the six-month period ended June 30, 2005 reflects $565,020 of compensation associated with the common stock awards. In addition, the company issued options to employees for an aggregate of 716,500 shares that will vest ratably over the next five years. 2005 The pro forma loss for the six-month period ended June 30, 2005 reflects $64,485 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

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

A pro-forma summary of the impact of all fair values on reported net loss and (loss) per share is as follows:

	2005		2004
		per share		per share
Net loss available to common shareholders as reported	($6,464,295)	($0.45)	($1,359,572)	($0.11)
Intrinsic value of employee options	0	$0.00	0	$0.00
Fair value of options	($252,971)	($0.02)	($13,002)	($0.00)
Proforma loss	$(6,717,266)	($0.47)	($1,372,574)	($0.11)

Form 10-QSB, Page 7

4.	Earnings/Loss Per Share

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

On February 28, 2005, the company issued 500,000 shares of common stock and contributed $100,000 in cash to the Mega-C Trust as an augmentation of the Trust corpus. The loss for the six-month period ended June 30, 2005 reflects $1,525,000 of expense associated with the trust augmentation. After giving effect to the transaction, the Mega-C Trust owns 7,827,500 shares, or approximately 53.1% of our issued and outstanding common stock.

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

On the date of issuance of the preferred stock, the effective conversion price was at a discount to the price of the common stock into which it was convertible. In accordance with Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27, the preferred stock was considered to have an embedded beneficial conversion feature because the conversion price was less than the fair value of our common stock. This beneficial conversion feature is calculated after the warrants have been valued with proceeds allocated on a relative value basis. The convertible preferred was fully convertible at the issuance date. The amount of proceeds initially determined to be the value of the beneficial conversion feature was recorded as a deemed dividend with a corresponding increase to additional paid-in capital in the amount of $2,315,482. Holders of Senior Preferred have the right to convert their shares into common stock at any time, at an original conversion price of $2.00.

We were required to register the underlying shares by April 30, 2005. The shares were not registered until May 2005 and as a result the conversion price was permanently adjusted to $1.86 per share, resulting in each share of preferred being convertible into 5.72 shares of common stock . This reduction in the conversion price resulted in an additional beneficial conversion feature, valued at the fair value of the additional common shares issuable as a result of the reduced conversion price, amounting to $433,228

Form 10-QSB, Page 8

Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the three and six-months ended June 30, 2005 are preferred stock dividends of $ 75,214 and $85,903 respectively.

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

Form 10-QSB, Page 9

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

In connection with the preparation of our unaudited interim financial statements as of and for the three- and six-month periods ended June 30, 2005:

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

During the course of the audit of our financial statements, for the year ended December 31, 2005, our independent registered public accounting firm advised that notwithstanding the volatility and liquidity of our public trading market, the reported market price of our common stock was the most appropriate measure of value for reporting purposes. This correction significantly increased the financial impact of the beneficial conversion features embedded in our preferred stock. Accordingly, we have restated our Consolidated Balance Sheet as of June 30, 2005 and our Consolidated Statements of Operations and Cash Flows for the three- and six-month periods then ended to correct the following errors in our previously filed financial statements

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

•	To decrease our operating expense by $50,430 to reflect the fair market value of services provided in return for stock options that we issued to attorneys during the period ended March 31, 2005;

•	To separately report the calculated beneficial conversion features embedded in the senior preferred stock we sold during the first quarter of 2005; and

•	To account for changes in the carrying value of certain assets arising from fluctuations in the currency exchange rate between the U.S. and Canada.

Following are reconciliations of our restatement of our Consolidated Balance Sheet as of June 30, 2005.

	June 30, 2005
	As Reported	Adjustment	As Restated
Amortizable intangible assets	$1,920,522	$75,644	$1,996,166
Additional paid in capital	6,594,248	3,240,800	9,835,049
Deficit accumulated during development stage	(6,637,913)	3,240,800	(9,878,713)
Cumulative translation adjustment	(27,486)	(75,644)	48,158

Form 10-QSB, Page 10

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the three-month period ended June 30, 2005.

	Three Months Ended June 30, 2005
	As Reported	Adjustment	As Restated
Deficit accumulated during development stage	($928,377)		($928,377)
Less preferred dividends & beneficial conversion feature	(75,214)	(433,228)	(508,442)
Net loss applicable to common shareholders	(1,003,591)	(433,228)	(1,436,819)
Basic and Diluted Net Loss Per Share	($0.07)	($0.03)	($0.10)

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the six-month period ended June 30, 2005.

	Six Months Ended June 30, 2005
	As Reported	Adjustment	As Restated
Selling, General & Administrative Expenses	$1,992,041	$474,570	$2,466,611 ,
Research and development	1,145,551	17,520	1,163,071
Deficit accumulated during development stage	(3,137,592)	(492,090)	(3,629,682)
Less preferred dividends & beneficial conversion feature	(85,903)	(2,748,710)	(2,834,613)
Net loss applicable to common shareholders	(3,223,495)	(3,240,800)	(6,494,295)
Basic and Diluted Net Loss Per Share	($0.22)	($0.23)	($0.45)

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the period from September 18, 2003 (inception) through June 30, 2005.

	September 18, 2003 (inception) Through June 30, 2005
	As Reported	Adjustment	As Restated
Selling, General & Administrative Expenses	$3,620,937	474,570	$4,095,507
Research and development	2,950,776	17,520	2,968,296
Deficit accumulated during development stage	(6,552,010)	(492,090)	(7,044,100)
Less preferred dividends & beneficial conversion feature	(85,903)	(2,748,710)	(2,834,613)
Net loss applicable to common shareholders	(6,637,913)	(3,240,800)	(9,878,713)

Form 10-QSB, Page 11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

We commenced operations in September 2003 and have received no revenue since inception. During the last four calendar quarters we incurred net losses, selling general and administrative expenses and research and development expenses as follows:

	2004		2005
	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
Selling, general and administrative	$356,191	$307,663	$2,034,565	$432,046
Research and development	$428,591	$475,834	$667,839	$495,232
Net operating loss	($784,782)	($763,765)	($2,701,305)	($928,337)
Net loss applicable to common stockholders	($784,782)	($763,765)	($5,027,476)	($1,436,819)

Our reported net operating loss for the first quarter of 2005 is substantially greater than the reported net operating loss for all other periods. The principal reasons for the first quarter loss were $1,525,000 in restated costs associated with the augmentation of the Mega-C Trust and $819,798 in restated expense associated with equity compensation awards to employees. After adjusting for restated non-cash expenses associated with equity compensation awards, our net cash loss for the period was $383,506, an amount that is significantly less than our net loss in all other periods and is primarily attributable to a temporary contraction of our operations that we implemented during the first quarter of 2005 pending the completion of our preferred stock offering.

During the quarter ended March 31, 2005, we issued 385,000 shares of preferred stock that had a stated value of $10 per share and were convertible into common stock at an initial conversion price of $2.00 per share, which is subject to adjustment for certain future events. Since the initial conversion price of the preferred stock on the date of issuance was less than the quoted market price of our common stock on that date, the holders of preferred stock enjoy a beneficial conversion feature that will reduce the net income applicable to common stockholders.

The restatement of our Consolidated Statement of Operations for the three months ended June 30, 2005 did not impact our operating net loss for the period, but it increased the net loss applicable to common stockholders from ($1,003,591) to ($1,436,819) and increased our net loss per common share from ($0.07) to ($0.10).

The restatement of our Consolidated Statement of Operations for the six months ended June 30, 2005 increased our net loss for the period from ($3,137,592) to ($3,629,682); increased the net loss applicable to common stockholders from ($3,223,495) to ($6,464,295); and increased our net loss per common share from ($0.22) to ($0.45).

The restatement of our Consolidated Statement of Operations for the period from September 18, 2003 (inception) through June 30, 2005 increased our reported net operating loss from ($6,552,010) to ($7,044,100); and increased the net loss applicable to common stockholders from ($6,637,913) to ($9,878,713).

Our cash operating expenses are expected to average approximately $400,000 per month until we complete evaluation testing. Thereafter, we expect our operating expenses to increase as we commence preliminary and

Form 10-QSB, Page 12

commercial beta testing, develop prototype production facilities, expand our marketing capabilities and fulfill our obligations as a reporting company under the Exchange Act. While our limited operating history makes it difficult for us to predict future operating results, we expect to incur ongoing losses of increasing magnitude for the foreseeable future.

Liquidity and capital resources

Since inception, we have financed our operations through private sales of equity securities. We raised $1.9 million in capital during 2003 and $2.6 million in capital during 2004. During the first six months of 2005, we raised an additional $2.8 million in operating capital and settled $1 million of debt with equity. After giving effect to ($7,044,100) in cumulative operating losses, we had net stockholders equity of $3,816,872 at June 30, 2005. We had $644,046 in current assets and $231,458 in current liabilities at June 30, 2005, leaving a net working capital balance $412,588. Our available cash resources will not be sufficient to pay our current operating expenses beyond August 2005 unless we receive additional operating capital.

On June 21, 2005, we received an order of effectiveness for a Form SB-2 Registration Statement relating to the sale of certain securities by selling stockholders, including 3,701,385 shares that we will issue upon the exercise of outstanding warrants and options.

In light of our immediate need for operating capital, the relatively high exercise prices of certain classes of warrants and the substantial proceeds that we expect to received upon exercise of our outstanding warrants, our board of directors has concluded that it will be in the best interests of our company and our shareholders to offer certain early exercise incentives to the holders of our outstanding warrants. Accordingly, until August 30, 2005 we will offer the following early exercise incentives to the holders of our outstanding warrants.

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

Form 10-QSB, Page 13

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

Accordingly, as described in Note 9 to the Financial Statements, we have adjusted the intangible asset and stockholders equity balances reflected in our Consolidated Balance Sheet as of June 30, 2005 and increased the operating expenses and the preferred stock dividends and beneficial conversion reflected in our Consolidated Statement of Operations for the three- and six-month periods ended June 30, 2005. The errors did not adversely impact our Consolidated Cash Flows or result in an understatement of liabilities. The errors did result in the understatement of our loss before income taxes, our deficit accumulated during the development stage, our net loss applicable to common stockholders and our basic and diluted net loss per common share.

Changes in Internal Controls

In light of the deficiencies uncovered during the course of our audit for the year ended December 31, 2005, we have taken steps to correct our equity transaction processing procedures, accounting controls and reporting controls to prevent recurrence of such errors..

Other than the change discussed above, there have been no significant changes in our internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

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

Form 10-QSB, Page 14

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

Form 10-QSB, Page 15

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

Form 10-QSB, Page 16

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

Form 10-QSB, Page 17