Form 10QSB/A
period 2005-09-30
Axion Power International, Inc.
filed 2006-05-15
CIK 1028153

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

On November 14, 2005, the number of shares of common stock outstanding was 17,246,198. On May 8, 2006, the number of shares of common stock outstanding was 19,048,998.

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

EXPLANATORY NOTE

This amendment is being filed by Axion Power International, Inc. to restate its Consolidated Balance Sheet as of September 30, 2005, its Consolidated Statement of Operations for the three- and nine-month periods ended September 30, 2005 and its Notes to Unaudited Interim Consolidated Financial Statements to correct certain errors in accounting for equity transactions as described in Note 10 to the Financial Statements. Axion Power International, Inc. is also revising the discussion under Item 2, Managements’ Discussion and Analysis of Financial Condition and Plan of Operations and Item 3, Controls and Procedures in light of the restatement.

The equity accounting errors that necessitated this amendment were identified during the course of the audit of our financial statements, for the year ended December 31, 2005 and have been properly reported in our Form 10-KSB for the year ended December 31, 2005.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)
	September 30, 2005	December 31 2004
	(unaudited)	(audited)
	(restated)
Assets	(US Dollars)	(US Dollars)

Current Assets
Cash & cash equivalent's	$-	$46,486
Refundable Taxes	-	8,848
Prepaid expenses	69,942	6,144
Total current assets	69,941	61,478

Property & equipment (net)	70,374	97,606

Other Assets:
Amortizable intangible assets	2,088,039	126,522
Notes receivable	1,454,055	958,523
Contingent future interest in affiliate company	-	1,794,000

Total Assets	$3,682,409	$3,038,129

Liabilities & Equity

Current Liabilities:
Trade accounts payable	$250,823	$579,066
Accrued expenses	78,150	64,692
Balance payable to acquire future interest in affiliate company	-	100,500
Contingent portion payable to acquire future interest in affiliate company	-	1,000,000
Total current liabilities	328,973	1,744,258

Equity:
Preferred stock-1,000,000 authorized-140,000 issued	1,521,981	-
Common stock-50,000,000 authorized $0.0001 par value
16,400,198 issued & outstanding (13,962,933 in 2004)	1,640	1,396
Additional paid in capital	12,860,982	4,670,497
Deficit accumulated during development stage	(11,213,474)	(3,414,418)
Cumulative translation adjustment	182,306	36,396
Total Equity	3,353,435	1,293,871

Total Liabilities & Equity	$3,682,408	$3,038,129

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(9/18/03) to
	2005	2004	2005	2004	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(restated)		(restated)		(restated)
	(US Dollars)	(US Dollars)	(US Dollars)	(US Dollars)	(US Dollars)

Net Sales	$-	$-	$-	$-	$-

Selling, General & Administrative Expenses	525,247	356,191	2,991,858	1,068,397	4,620,754
Research & Development	397,990	428,591	1,561,061	1,075,956	3,366,286
Other	0	0	0	0	(19,703)
(Loss) Before Income Taxes	(923,237)	(784,782)	(4,552,919)	(2,144,353)	(7,967,337)

Income Taxes	-	-	-	-	-

Deficit accumulated during development stage	(923,237)	(784,782)	(4,552,919)	(2,144,353)	(7,967,337)

Less preferred dividends & beneficial conversion feature	(411,524)	0	(3,246,137)	0	(3,246,137)

Net loss available to common shareholders	($1,334,761)	($784,782)	$7,799,056)	($2,144,353)	($11,213,474)

Basic and Diluted Net Loss Per Share	($0.09)	($0.06)	($0.58)	($0.16)

Weighted Average Common Shares Outstanding	15,093,407	13,327,665	13,341,562	13,020,759

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(A DEVELOPMENT STAGE COMPANY))

	Nine Months Ended		Inception
			(9/18/03) to
	September 30,		September 30, 2005
	2005	2004	(unaudited)
	(unaudited)	(unaudited)	restated)
	(restated)
	(US Dollars)	(US Dollars)	(US Dollars)
Cash Flows from Operating Activities:
Deficit accumulated during development stage	($4,552,919)	($2,144,353)	($7,967,337)
Adjustments required to reconcile net loss to cash flows from operating activities:
Depreciation, amortization	27,636	-	50,667
Stock issued for services	2,090,020	-	2,090,020
Options issued for services	237,568	300,077	255,793
Changes in Operating Assets & Liabilities
Accounts receivable
Prepaid expenses	(54,948)	(7,945)	(69,941)
Accounts payable & accrued expenses	(209,236)	188,395	570,352
Net cash used by operating activities	(2,461,878)	(1,663,826)	(5,070,445)

Cash Flows from Investing Activities:
Purchase of equipment	(404)	(105,063)	(121,041)
Investment in Patents			(126,522)
Incremental investments in notes receivable	(495,532)	(507,320)	(1,454,053)
Payments made on obligation to acquire affiliated company	(100,500)	(59,000)	(794,500)
Net cash used by investing activities	(596,436)	(671,383)	(2,496,116)

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	415,130	0	1,283,150
Proceeds from sale of Preferred Stock	2,618,305	0	2,618,305
Proceeds from sale of Common Stock	0	1,949,612	3,650,318
Net cash provided by financing activities	3,033,435	1,949,612	7,551,773

Net Change In Cash	(24,879)	(385,597)	(14,788)
Effect of Exchange Rate on Cash	(21,607)	12,288	14,788
Cash-Beginning	46,486	455,369	0
Cash-Ending	$0	$82,060	$0

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The components of comprehensive loss for the nine months ended September 30 are as follows:

	2005	2004
Net loss	($4,552,919)	($2,144,353)
Foreign currency translation adjustment	145,910	12,288
Comprehensive loss	($4,407,009)	($2,132,065)

3.	Equity-based Compensation

In the first quarter of 2005, the company issued an option to purchase 140,000 shares of common stock at a price of $1.00 per share to the law firm of Petersen & Fefer in settlement of $180,907 in accumulated unpaid fees for legal services rendered. The loss for the nine-month period ended September 30, 2005 reflects $ 201,570 of compensation associated with the foregoing option. John Petersen, a partner in the law firm of Petersen & Fefer and is the chairman of our board of directors.

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

In April 2005, the company issued incentive awards to employees for an aggregate of 935,500 shares of common stock, including 219,000 fully paid and presently vested shares that were issued for past services. The loss for the nine-month period ended September 30, 2005 reflects $565,020 of compensation associated with the common stock awards. In addition, the company issued options to employees for an aggregate of 716,500 shares that will vest ratably over the next five years. 2005 The pro forma loss for the nine-month period ended September 30, 2005 reflects $96,728 of compensation expense associated with recognizing the option fair value cost over the requisite service period.

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

In September 2005, the company issued 6,000 shares of restricted common stock to an employee, together with an option to purchase 90,000 shares of common stock at a price of $4 per share. The shares of restricted common stock will vest at the rate of 500 shares per month and the options will vest at the rate of 2,500 shares per month beginning in October 2005. The loss for the nine-month period ended September 30, 2005 reflects $8,000 of compensation associated with the common stock awards. The pro forma loss for the nine-month period ended September 30, 2005 does not reflect any compensation expense associated with the foregoing option grants.

A pro-forma summary of the impact of all fair values on reported net loss and (loss) per share is as follows:

	2005		2004
		per share		per share
Net loss available to common shareholders as reported	($7,868,223)	($0.59)	($2,144,353)	($0.16)
Intrinsic value of employee options	0	$0.00	0	$0.00
Fair value of options	($379,456)	($0.03)	($13,002)	($0.00)
Proforma loss	($8,247,679)	($0.62)	($2,157,355)	($0.17)

4.	Earnings/Loss Per Share

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

On February 28, 2005, the company issued 500,000 shares of common stock and contributed $100,000 in cash to the Mega-C Trust as an augmentation of the Trust corpus. The loss for the nine-month period ended September 30, 2005 reflects $1,525,000 of expense associated with the trust augmentation. At September 30, 2005, the Mega-C Trust owned 7,827,500 shares, or approximately 47.7% of our issued and outstanding common stock.

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

Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the three and nine-months ended September 30, 2005 are preferred stock dividends of $ 61,078 and $146,981 respectively.

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

10.	Restatement of Financial Statements

In connection with the preparation of our unaudited interim financial statements as of and for the three- and nine-month periods ended September 30, 2005:

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

During the course of the audit of our financial statements, for the year ended December 31, 2005, our independent registered public accounting firm advised that notwithstanding the volatility and liquidity of our public trading market, the reported market price of our common stock was the most appropriate measure of value for reporting purposes. This correction significantly increased the financial impact of the beneficial conversion features embedded in our preferred stock. Accordingly, we have restated our Consolidated Balance Sheet as of September 30, 2005 and our Consolidated Statements of Operations and Cash Flows for the three- and nine-month periods then ended to correct the following errors in our previously filed financial statements:

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

•	To decrease our operating expense by $50,430 to reflect the fair market value of services provided in return for stock options that we issued to attorneys during the period ended March 31, 2005;

•	To separately report the calculated beneficial conversion features embedded in the senior preferred stock we sold during the first quarter of 2005;

•	To accrue $8,000 in compensation expense; and

•	To account for changes in the carrying value of certain assets arising from fluctuations in the currency exchange rate between the U.S. and Canada.

Following are reconciliations of our restatement of our Consolidated Balance Sheet as of September 30, 2005.

	September 30, 2005
	As Reported	Adjustment	As Restated
Amortizable intangible assets	$1,920,522	$167,517	$2,088,039
Accounts payable	242,823	8,000	250,823
Preferred stock	1,558,709	36,728	1,521,981
Additional paid in capital	9,269,736	3,591,246	12,860,982
Deficit accumulated during development stage	(7,650,956)	3,562,518	(11,213,474)
Cumulative translation adjustment	14,789	167,517	182,306

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the three-month period ended September 30, 2005.

	Three Months Ended September 30, 2005
	As Reported	Adjustment	As Restated
Selling, General & Administrative Expenses	$517,247	$8,000	$525,247
Deficit accumulated during development stage	(915,237)	(8,000)	(923,237)
Less preferred dividends & beneficial conversion feature	(28,639)	(382,885)	(411,524)
Net loss applicable to common shareholders	(943,876)	(390,885)	(1,334,761)
Basic and Diluted Net Loss Per Share	($0.06)	($0.03)	($0.09)

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the nine-month period ended September 30, 2005.

	Nine Months Ended September 30, 2005
	As Reported	Adjustment	As Restated
Selling, General & Administrative Expenses	$2,509,288	$500,090	$3,009,378
Research and development	1,543,541	17,520	1,561,061
Deficit accumulated during development stage	(4,052,829)	(500,090)	(4,552,919)
Less preferred dividends & beneficial conversion feature	(183,709)	(3,062,428)	(3,246,137)
Net loss applicable to common shareholders	(4,236,538)	(3,562,518)	(7,799.056)
Basic and Diluted Net Loss Per Share	($0.32)	($0.26)	($0.58)

Following are reconciliations of our restatement of our Consolidated Statement of Operations for the period from September 18, 2003 (inception) through September 30, 2005.

	September 18, 2003 (inception) Through September 30, 2005
	As Reported	Adjustment	As Restated
Selling, General & Administrative Expenses	$4,138,184	$500,090	$4,638,274
Research and development	3,348,766	17,520	3,366,286
Deficit accumulated during development stage	(7,467,247)	(500,090)	(7,967,337)
Less preferred dividends & beneficial conversion feature	(183,709)	(3,062,428)	(3,246,137)
Net loss applicable to common shareholders	(7,650,956)	(3,562,518)	(11,213,474)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

We commenced operations in September 2003 and have received no revenue since inception. During the last four calendar quarters we incurred selling general and administrative expenses, research and development expenses, net operating loss and net loss applicable to common stockholders as follows:

	2004	2005
	Fourth	First	Second	Third
	Quarter	Quarter	Quarter	Quarter
Selling, general and administrative	$307,663	$2,034,565	$432,046	$525,247
Research and development	$475,834	$667,839	$495,232	$397,990
Net operating loss	($763,765)	($2,701,305)	($928,337)	($923,237)
Net loss applicable to common stockholders	($763,765)	($5,027,476)	($1,436,819)	($1,334,761)

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

The restatement of our Consolidated Statement of Operations for the three months ended September 30, 2005 increased our net loss for the period from ($915,237) to ($923,237); increased the net loss applicable to common stockholders from ($943,876) to ($1,334,761) and increased our net loss per common share from ($0.06) to ($0.09).

The restatement of our Consolidated Statement of Operations for the nine months ended September 30, 2005 increased our net loss for the period from ($4,052,829) to ($4,552,919); increased the net loss applicable to common stockholders from ($4,236,538) to ($7799,056); and increased our net loss per common share from ($0.32) to ($0.58).

The restatement of our Consolidated Statement of Operations for the period from September 18, 2003 (inception) through September 30, 2005 increased our reported net loss from ($7,467,247) to ($7,967,337); and increased the net loss applicable to common stockholders from ($7,650,956) to ($11,213,474).

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

Liquidity and capital resources

Since inception, we have financed our operations through private sales of equity securities. We raised $1.9 million in capital during 2003 and $2.6 million in capital during 2004. During the first nine months of 2005, we raised an additional $3.2 million in operating capital and settled $1 million of debt with equity. After giving effect to ($7,967,337) in cumulative operating losses, we had net stockholders equity of $3,353,435 at September 30, 2005. We had $69,941 in current assets and $320,973 in current liabilities at September 30, 2005, leaving a net working capital deficit of $251,032. Between the end of the third quarter and the date of this report, we received $496,000 in proceeds from the exercise of options and warrants and $750,000 in cash proceeds from the sale of additional common stock and warrants. Our available cash resources will not be sufficient to pay our current operating expenses beyond January 2006 unless we receive additional operating capital.

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

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Series I Warrants	256,800	$2.00	$513,600	January 21, 2006
Series II Warrants	225,000	$4.00	900,000	January 21, 2006
Series III Warrants	163,400	$5.00	817,000	January 21, 2006
Capital Warrants	1,654,600	$2.00	3,309,200	January 21, 2007
Series IV Warrants	472,500	$2.00	945,000	March 18, 2007
Series V Warrants	375,000	$4.00	1,500,000	November 7, 2006
Totals	3,147,300	$2.54	$7,984,800

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