Form 10QSB
period 2006-03-31
Axion Power International, Inc.
filed 2006-05-23
CIK 1028153

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company.	Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On May 19, 2005, the number of shares of common stock outstanding was 19,048,998, including 1,301,700 shares that have been issued in escrow pending closing of a pending sale of securities.

Transitional Small Business Disclosure Format (check one):	Yes ☐ No ☒

Form 10-QSB, Page

Form 10-QSB, Page

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31, 2006 (unaudited) (US Dollars)	December 31, 2005 (audited) (US Dollars)
ASSETS

Current Assets:
Cash & cash equivalents	$119,638	$553,001
Accounts receivable	57,657	-
Refundable tax credits	171,360	171,600
Inventory	83,367	-
Prepaid expenses	95,597	44,446
Total current assets	527,619	769,047

Property & equipment, net	952,680	264,942

Other Assets:
Intangible assets	2,180,211	2,154,066
Notes receivable	1,286,584	1,287,189

Total Assets	$4,947,094	$4,475,244

LIABILITIES & EQUITY

Current Liabilities:
Trade accounts payable	$587,390	$533,927
Accrued expenses	152,474	336,667
Notes payable to related parties	990,140	180,231
Total current liabilities	1,730,004	1,050,825

Equity:
Convertible Preferred stock-12,500,000 shares authorized- 140,000 shares issued and outstanding	1,484,694	1,454,897
Common stock-50,000,000 shares authorized $0.0001 par value
17,661,298 issued & outstanding (17,604,598 in 2005)	1,766	1,760
Additional paid in capital	15,815,458	15,027,134
Stock subscriptions receivable	(132,100)	(721,000)
Deficit accumulated during development stage	(14,192,746)	(12,576,888)
Cumulative foreign currency translation adjustment	240,018	238,516
Total equity	3,217,090	3,424,419

Total Liabilities & Equity	$4,947,094	$4,475,244

See notes to unaudited interim financial statements.

Form 10-QSB, Page

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(A Development Stage Company)
	Three Months Ended		Inception (9/18/2003) to March 31, 2006 (unaudited) (US Dollars)
	March 31, 2006 (unaudited) (US Dollars)	March 31, 2005 (unaudited) (as restated) (US Dollars)

Revenues	$54,475	$-	$54,475
Cost of tangible products sold	41,751		41,751
Gross profit	12,724	-	12,724

Selling, General & Administrative Expenses	1,086,674	2,034,565	7,135,739
Research & Development	482,721	667,839	3,923,323
Interest expense - related party	36,387	-	36,387
Other, net	(6,997)	(1,099)	(195,127)
(Loss) Before Income Taxes	(1,586,061)	(2,701,305)	(10,887,598)

Income Taxes	-	-	-

Deficit accumulated during development stage	(1,586,061)	(2,701,305)	(10,887,598)

Less preferred stock dividends and beneficial conversion feature	(29,797)	(2,326,171)	(3,305,148)

Net loss applicable to common shareholders	($1,615,858)	($5,027,476)	($14,192,746)

Basic and Diluted Net Loss Per Share	($0.09)	($0.36)	($1.06)

Weighted Average Common Shares Outstanding	17,649,958	14,139,489	13,328,615

See notes to unaudited interim financial statements.

Form 10-QSB, Page

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(A Development Stage Company)
	Three Months Ended		Inception (9/18/2003) to March 31, 2006 (unaudited) (US Dollars)
	March 31, 2006 (unaudited) (US Dollars)	March 31, 2005 (unaudited) (as restated) (US Dollars)
Cash Flows from Operating Activities:
Deficit accumulated during development stage	($1,586,061)	($2,701,305)	($10,887,598)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities:
Depreciation	24,256	9,212	107,175
Amortization of discount on note payable	19,721	-	19,721
Stock issued for services	-	2,076,270	2,090,020
Options issued for services	481,356	241,528	737,149
Changes in Operating Assets & Liabilities	-	-	-
Accounts receivable	(58,290)	-	(58,290)
Refundable tax credits	-	-	(165,200)
Inventory	(3,367)	-	(3,367)
Prepaid expenses	(51,000)	825	(102,774)
Accounts payable	168,892	-	822,876
Accrued expenses	(20,362)	(273,784)	322,576
Net cash used by operating activities	(1,024,855)	(647,254)	(7,117,712)

Cash Flows from Investing Activities:
Cash paid for purchase of manufacturing assets	(733,664)	-	(733,664)
Purchase of property & equipment	(58,197)	-	(397,495)
Investment in intangible assets	(29,477)	(93,575)	(911,592)
Investments in notes receivable		(280,797)	(1,246,033)
Net cash used by investing activities	(821,338)	(374,372)	(3,288,784)

Cash Flows from Financing Activities:
Repayment of related party obligation	-	(100,500)	(100,500)
Proceeds of related party note	1,000,000	-	1,173,510
Repayment of related party note	(181,956)	-	(181,956)
Collection of subscription receivable	588,900	-	588,900
Proceeds from the exercise of warrants	-	-	1,655,500
Proceeds from sale of Preferred Stock	-	2,775,000	2,729,110
Proceeds from sale of Common Stock	-	-	4,621,688
Net cash provided by financing activities	1,406,944	2,674,500	10,486,252

Net Change In Cash and Cash Equivalents	(439,249)	1,652,874	79,756
Effect of Exchange Rate on Cash	5,886	14,648	39,882
Cash and Cash Equivalents — Beginning	553,001	46,486	-
Cash and Cash Equivalents — Ending	$119,638	$1,714,008	$119,638

See notes to unaudited interim financial statements.

Form 10-QSB, Page

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of four legal entities, Axion Power International, Inc., a Delaware corporation, and its wholly owned subsidiaries, Axion Power Corporation, a Canadian Federal corporation, C and T Co. Inc., an Ontario corporation, and Axion Battery Products, Inc., a Pennsylvania corporation (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation.

The unaudited interim financial statements presented herein have been prepared in accordance with the accounting policies described in the Company’s December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes that appear in that report.

During the course of the audit of our financial statements, for the year ended December 31, 2005, the Company's independent registered public accountant noted several errors in the Company's accounting for equity issued in payment of expenses; dividends and embedded beneficial conversion features of the Company's preferred stock and the impact of currency exchange rates. Accordingly, the Company restated its Quarterly Reports on Form 10-QSB for the periods ended March 31, June 30, and September 30, 2005. The restated values are incorporated throughout this report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, management evaluates the Company’s estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform with annual reporting requirements.

2. Development Stage Company and Business Combination

In January 2006, the Company incorporated a new subsidiary named Axion Battery Products, Inc. (“ABP”) under the laws of the Commonwealth of Pennsylvania for the purpose of operating a battery manufacturing facility in New Castle, Pennsylvania.

In February 2006, ABP purchased all of the equipment, inventory and other assets of the former New Castle Battery Manufacturing Company, Inc. from National City Bank, Pennsylvania in a foreclosure sale. The purchased assets include all equipment, molds, inventories, parts, supplies, trademarks and general intangible assets that were subject to the bank’s security interest. The Company accounted for the acquisition as a business combination under SFAS 141 “Business Combinations.” The Company is currently in the process of completing the review and determination of the fair value of certain of the acquired assets and expects to complete that process during the second quarter of 2006. The purchase price of $813,000 had been preliminarily allocated based on the estimated fair market value of the assets acquired, which amounts to $80,000 in inventories and $733,000 in battery manufacturing machinery and equipment.

Form 10-QSB, Page

Concurrently, the Company leased a 62,732 square foot section of the former New Castle Battery Manufacturing plant where the equipment was installed. The lease provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the lease is $10,000, however the rent for the renewal terms will be adjusted to market rates.

The Company devoted the last six weeks of the first quarter to preparing the New Castle plant for production. It also sold approximately 320 substantially completed lead-acid batteries that were part of the inventories purchased from National City Bank to a single customer. Notwithstanding the Company’s recognition of approximately $54,000 in revenue during the first quarter, the financial statements have been presented in a “development stage” format because the Company’s planned manufacturing activities had not commenced as of March 31, 2006. At the end of the first quarter, the Company’s primary focus was raising capital, obtaining financing and developing and testing its primary proposed products and preparing its New Castle plant for the resumption of production.

The Company’s principal planned revenue producing activities, which involve the manufacturing of specialty lead-acid batteries and commercializing a new generation of lead-acid-carbon hybrid energy storage devices based on the Company’s proprietary e3 Supercell technology began in the second quarter. ABP commenced manufacturing activities in April 2006; is presently producing specialty 16-volt lead-acid batteries for race cars that it sells under the TurboStart™ brand name, and is preparing to begin production of a line of specialty lead-acid replacement batteries for antique and collector cars. ABP’s facility has substantially more productive capacity than the Company believes it will require for specialty lead-acid battery production. Initially, ABP’s excess capacity will be used to manufacture prototype e3 Supercells for testing and demonstration purposes. If the Company is able to develop a commercial e3 Supercell product for one or more market segments, it may enter into manufacturing relationships with others or use the excess ABP capacity to manufacture commercial e3 Supercells.

3. Related Party Debt Financing

In January 2006, ABP entered into a loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill provided $1 million in acquisition and working capital financing for the battery manufacturing facility. The loan agreements require ABP to pay interest on the outstanding balance at the annual rate of 10%. Interest payments are due on the first day of each month commencing in February 2006. The entire principal balance of the loan is due on February 1, 2007, provided that the loan may be repaid at any time without notice or penalty.

ABP and the Company have each granted Mr. Averill a first priority security interest in all of their equipment, inventory, furniture, fixtures and intellectual property, together with all substitutions or replacements and all proceeds from any bulk sale thereof. As additional consideration for the loan, the Company issued Mr. Averill a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a period of three years from the issue date at a price of $6 per share. On each three-month anniversary of the loan date, the Company will be required to issue a substantially identical warrant for an additional 50,000 shares. If the loan remains outstanding for its entire term, Mr. Averill could receive an aggregate of 200,000 warrants. The initial warrant granted was valued at $29,581 as of the date of grant using the Black Scholes option-pricing model. This amount was recorded as a note discount and recognized as interest expense over the first three months of the loan term. At March 31, 2006, approximately $9,900 of the note discount remains unamortized and has been shown as a reduction to the corresponding liability on the accompanying balance sheet. During the three-month period ended March 31, 2006 interest expense recognized in connection with the note amounted to $36,387.

4. New Accounting Policies

Significant accounting policies adopted as a result of our purchase of these assets discussed in note 2 and not disclosed on our Form 10-KSB at December 31, 2005 are as follows:

Inventory Inventory is valued at the lower of cost or market value, and adjusted as appropriate for valuation and obsolescence. The resulting inventory value represents a new cost basis. Adjustments to and the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. As of March 31, 2006, inventory included $83,367 of lead-acid battery components.

Form 10-QSB, Page

Revenue Recognition The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectibility is reasonably assured.

Shipping and Handling Costs All shipping and handling costs charged to customers are recorded as Net Sales and all related expenses are included in Cost of Sales.

5. Continued Operations

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern” which assumes that the company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Our significant operating losses, negative cash flow from operations, substantial working capital deficiency and the development stage of our Company raise substantial doubt about our ability to continue as a going concern.

The company has signed agreements for the sale of approximately $3 million in common stock and is awaiting payment by the purchasers. Since the purchase price was due in January 2006 and has not yet been received, there can be no assurance that the purchaser will ultimately perform. The Company is presently seeking capital from alternative sources. These financial statements do not reflect adjustments that would be necessary if the “going concern” assumption was not appropriate because management believes actions already taken or planned will mitigate the conditions that raise doubt about the validity of the going concern assumption.

6. Comprehensive Income and Significant Non-Cash Transactions

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

The components of comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Net loss	($1,586,061)	($2,701,305)
Foreign currency translation adjustment	1,502	14,645
Comprehensive loss	($1,584,559)	($2,686,660)

The following table provides summary information on our significant non-cash investing and financing transactions during the three-month periods ended March 31, 2006 and 2005.

	2006	2005
Equity instruments issued to pay accrued compensation	$277,393	-
Dividend accrued to preferred stock	$29,797	$10,689
Beneficial conversion feature attributable to preferred stock	-	$2,315,482
Fair value of warrants issued with related party note	$29,581	-

7. Adoption of SFAS 123R and Equity-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes SFAS 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior periods have not been restated. Under SFAS 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

Form 10-QSB, Page

Prior to the adoption of SFAS 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price is greater than or equal to the market value of the common stock at the date of grant. In accordance with SFAS 123, the Company disclosed the summary of pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

The Company has adopted an incentive stock option plan covering an aggregate of 2,000,000 shares of common stock that authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock, stock bonuses and cash bonuses when a participant is required to recognize income for tax purposes because of the vesting of incentive awards. It has also adopted an outside directors' stock option plan covering an aggregate of 500,000 shares of common stock which provides that each eligible director will automatically be granted an option to purchase shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his term in office. From time to time, based on recommendations of the compensation committee of the board of directors, the Company enters into non-plan equity incentive agreements with officers, employees, attorneys and third party consultants.

During the three-month period ended March 31, 2006, the company issued a total of 910,000 non-plan stock options to two of its officers and two of its attorneys as follows:

•
Thomas Granville, chief executive officer, was granted an option to purchase 500,000 shares of common stock. Of this total 300,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next 12 months.

•
Members of the law firm of Petersen & Fefer, general corporate counsel were granted an option to purchase 360,000 shares of common stock. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006.

•
Edward Buiel, chief of research and development, was granted an option to purchase 35,000 shares of our common stock. Of this total 10,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next 12 months.

•	Cecilia Rosenauer, bankruptcy counsel, was granted an option to purchase 15,000 shares of our common stock. The option will vest on the effective date of Mega-C’s Chapter 11 plan of reorganization.

Each of these options is exercisable at a price of $6 per share and will expire three years from the date of grant.

The fair value of each option award is estimated on the date of grant utilizing the Black Scholes Option Pricing Model using the following assumptions noted in the following table for the three months ended March 31, 2006.

Risk-free interest rate	4.35%
Dividend yield	0.00%
Expected volatility	52%
Expected term (in years)	3.0

The compensation cost that has been charged against income for options was $481,356 for the three-month period ended March 31, 2006 based on the requisite service period for unvested options as of December 31, 2005 as well as options granted during the period ended March 31, 2006. The impact of this expense was to increase basic and diluted loss per share from $0.06 to $0.09 for the three-month period ended March 31, 2006. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for income tax purposes until the option are exercised. This amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to

Form 10-QSB, Page

utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the three-month period ended March 31, 2006, there is no income tax expense impact from recording the fair value of options granted.

The following table provides summary information on all outstanding options as of March 31, 2006.

	All Plan & Non-Plan Compensatory Options
		Weighted average exercise price	Weighted average remaining contract term (years)	Aggregate intrinsic value

	Shares
Options outstanding at December 31, 2005	1,449,885	$3.12
Granted	910,000	$6.00
Exercised	-
Lapsed	-
Options outstanding at March 31, 2006	2,359,885	$4.23	5.7	$432,000
Options exercisable at March 31, 2006	946,718	$5.07	4.1	$55,000

The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2006 was $0.68 (none were granted during the three-month period ended March 31, 2005). The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $0.00 ($0.00 during the three-month period ended March 31, 2005).

The following table provides summary information on all non-vested stock options as of March 31, 2006.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2005	1,194,000	$1.78
Options granted during the 3 months ended March 31	910,000	$0.68
Options forfeited or lapsed	-	-
Options vested during the 3 months ended March 31	(690,833)	($0.98)
Options subject to future vesting at March 31, 2006	1,413,167	$1.47

As of March 31, 2006, there was approximately $1.8 million of unrecognized compensation cost related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 2.5 years. The total fair value of shares vested during the three-month period ended March 31, 2006 was $674,791 ($46,674 during the three-month period ended March 31, 2005).

As previously mentioned, the financial statements for the three-month period ending March 31, 2005 have not been restated to reflect the adoption of SFAS 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with SFAS 123R, the Company’s pro forma net loss and loss per share for the three-month period ended March 31, 2005 would have been as follows.

	2005
Fair value and per share summary:	Total	Per share
Net loss applicable to common shareholders	($5,027,476)	($0.36)
Fair value of options	($126,485)	($0.01)
Proforma loss	($5,153,961)	($0.36)

8.  Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that

Form 10-QSB, Page

outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If we had generated earnings during the three-months ended March 31, 2006, we would have added 1,874,291 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If we had generated earnings during the three-months ended March 31, 2005, we would have added 1,434,196 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

9. Stockholders' Equity:

The Company’s authorized capitalization includes 50,000,000 shares of common stock and 12,500,000 shares of preferred stock.

Subscriptions Receivable Our balance sheet as of December 31, 2005 reflected $721,000 in subscriptions receivable. During the first quarter of 2006, we received subscription payments of $588,900, which reduced the receivable balance to $132,100 as of March 31, 2006.

Preferred Stock Each share of preferred stock was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the preferred stock would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if we encountered unexpected delays in our registration of the underlying common stock. After giving effect to conversion price adjustments and quarterly dividends through March 31, 2006, each share of preferred stock is presently convertible into 5.83 shares of common stock. Preferred stock dividends included in the loss applicable to common stockholders for the three months ended March 31, 2006 were $29,797.

Pending Stock Sale In December 2005, the Company agreed to sell 1 million shares of common stock to a foreign partnership at a price of $2.50 per share. Concurrently, four holders agreed to exercise outstanding warrants to purchase 301,700 shares of common stock for total consideration of $603,400 and five holders agreed to resell a total of 500,000 shares to the purchaser at a price of $3.00 per share. After giving effect to approximately $143,400 in cash finders fees that we will pay to third parties, along with 45,000 shares of restricted stock, the net cash proceeds of the combined stock sale and warrant exercise transaction are expected to be $2,960,000.

The Company has not yet received the anticipated net proceeds from the foreign partnership, which were due in January 2006. While the Company has been advised that those obligations will be paid before June 30, 2006, there can be no assurance that the purchaser will perform. Since the holders of 301,700 warrants exercised those warrants to facilitate the transaction with the foreign partnership, the Company plans to unwind the warrant exercise transactions if the purchaser fails to perform. Due to uncertainties surrounding the transaction, the shares that were issued to an escrow agent in connection with the execution of the stock purchase agreements have been excluded from the Company’s capitalization at March 31, 2006.

Warrants The following table provides summary information on warrants outstanding as of March 31, 2006, including the 301,700 warrants that were issued in escrow to facilitate the pending stock sale described above.

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Issued in escrow	301,700	$2.00	$603,400
Series IV Warrants	301,000	$2.00	602,000	March 18, 2007
Series V Warrants	600,000	$4.00	2,400,000	April 30, 2008
Series VI Warrants	50,000	$6.00	$300,000	March 30, 2009
Capital Warrants	1,594,600	$2.00	3,189,200	January 21, 2007
Totals	2,847,300		$7,094,600

Form 10-QSB, Page

10. Segment Information

The Company’s business is organized, managed and internally reported as one segment. Segments are determined based on differences in products, internal reporting and how operational decisions are made. The entire business currently operates in the United States and Canada. Sales in geographic areas were determined by customer location. One single customer accounted for 100% of revenue during the three months ended March 31, 2006. Geographic data at March 31, 2006 is as follows:

	U.S.	Canada	Total
Sales	$-	$54,475	$54,475
Property & equipment	734,008	218,672	952,680
Other assets	-	3,466,795	3,466,795

11. Subsequent Events

Issuance of Equity Securities In April 2006, the Company issued 6,000 shares of common stock to Edward Buiel pursuant to the terms of his employment agreement. The stock earned by Dr. Buiel is reflected as a liability on the Company’s consolidated balance sheets at December 31, 2005 and March 31, 2006.

Sale of Equity Securities In April 2006, the Company agreed to sell 80,000 units, each consisting of one share of common stock and a two-year warrant exercisable at $4.00 for a purchase price $2.50 per unit. The net proceeds of the unit offering were $200,000, which was received in May 2006.

Short Term Loans from an Affiliate In April 2006, the Company borrowed $125,000 from HAP Investments LLC, a company controlled by director of the Company. The loan is unsecured, bears interest at the rate of 10% per annum and is payable on or before June 30, 2006. As additional consideration for the loan, HAP received a three-year warrant to purchase 100,000 shares of common stock at a price of $6, provided that 75,000 warrants are redeemable for $.01 per warrant if the loan is repaid before May 31, 2006. In May 2006, the Company borrowed an additional $300,000 from HAP Investments. The loan is unsecured, bears interest at the rate of 12% per annum and is payable on or before November 15, 2006. As additional consideration for the loan, HAP received a three-year warrant to purchase 80,000 shares of common stock at a price of $6, provided that 40,000 warrants are redeemable for $.01 per warrant if the loan is repaid before August 15, 2006.

Form 10-QSB, Page

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Our business potential is unproven and you must consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and management of growth. To address these risks, we must, among other things, implement and successfully execute our product testing strategy, develop and enhance our relationships with users of batteries and energy storage systems, attract, retain and motivate qualified personnel and establish facilities for the production of our proposed products. We cannot assure you that we will be successful in addressing such risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Since September 2003, our founders have made total cash investments of $5.4 million in our company and their affiliates, families and friends have invested an additional $5.6 million in cash. Certain pending stock sales are expected to generate approximately $3 million in additional cash before June 30, 2006. The following table summarizes the cumulative cash investments in our company, excluding unexercised warrants:

	Cash Investment		Number of	Net Price
2003 Investments	Equity	Debt	Shares	Per share
Common stock sold for cash	$1,865,060		3,411,652	$0.55
2004 Investments
Common stock sold for cash	$1,582,830		823,667	$1.92
Exercise of warrants and options	$868,020		475,200	$1.83
2005 Investments
Common stock sold for cash	$1,171,370		600,000	$1.95
Exercise of warrants and options	$1,283,480		853,665	$1.50
Preferred stock sold for cash	$2,754,110		1,703,119	$1.62
2006 Investments
Common stock sold for cash	$200,000		80,000	$2.50
Pending stock sale and warrant exercise transactions	$2,960,000		1,301,700	$2.27
Purchase money loan from director		$1,000,000
Working capital loan from director		$425,000
Totals	$12,684,870	$1,425,000	9,249,003	$1.37

In addition to the cash investments summarized above, 625,000 shares were retained by the original Tamboril shareholders in connection with the business combination; and we issued 7,827,500 shares to the Mega-C Trust; 1,833,000 shares for technology rights and 281,700 shares for services. Since the burden of financing our operations has been borne by a small group of individuals, we have never accumulated the cash balances that are typical in public companies.

For the year ended December 31, 2005, we incurred a net loss of ($5,887,120). After giving effect to $3,275,351 in preferred stock dividends and certain beneficial conversion features embedded in our preferred stock, the net loss applicable to common shareholders for the year was ($9,162,471). At December 31, 2005, we had a working capital deficit of ($281,778) and our cumulative net loss applicable to common stockholders was ($12,576,888). Therefore, the independent auditors’ report on our financial statements for the year ended December 31, 2005 contains a fourth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of operating losses and working capital deficits raise substantial doubt about that assumption.

For the three months ended March 31, 2006, we incurred a net loss of ($1,586,061). After giving effect to $29,797 in preferred stock dividends the net loss applicable to common shareholders for the period was ($1,615,858). At March 31, 2006, we had a working capital deficit of ($1,202,385) and the cumulative net loss applicable to common shareholders was ($14,192,746).

Form 10-QSB, Page

During the years ended December 31, 2004 and 2005, we devoted substantial time, effort and financial resources to litigation arising from the business failure of Mega-C and our efforts to continue the development of the e3 Supercell technology. On December 12, 2005, we entered into a settlement agreement that will resolve all pending and potential claims of Mega-C and the Chapter 11 Trustee, including derivative claims of Mega-C’s shareholders. The settlement as implemented by the Plan will resolve all derivative litigation against us, but may not resolve all aspects of certain lawsuits that were filed by some of Mega C's promoters, who have alleged that our founders' involvement in Mega-C and our purchase of the e3 Supercell technology damaged them. We believe the releases we will receive may resolve even these claims of Mega-C’s promoters, which we also believe are without merit. We have not accrued a related loss contingency in our financial statements for these reasons.

We expect our litigation costs to decline significantly over the next 12 months. We also believe that a successful mitigation of the litigation risks that have clouded our future for the last two years will facilitate our efforts to obtain needed operating capital. We can provide no guarantees that all of the litigation that lies before us will be resolved to our satisfaction.

Plan of Operations

Manufacturing activities During the first quarter of 2006, our wholly owned subsidiary Axion Battery Products, Inc. (“ABP”) purchased all of the equipment, inventory and other assets of the former New Castle Battery Manufacturing Company, Inc. from National City Bank, Pennsylvania in a foreclosure sale. The purchased assets include all equipment, molds, inventories, parts, supplies, trademarks and general intangible assets that were subject to the bank’s security interest. The total purchase price paid in connection with the acquisition was $813,000, which included $80,000 in inventories and $733,000 in battery manufacturing machinery and equipment.

Our statement of operations for the period ended March 31, 2006 includes $54,475 in revenue from the sale of substantially finished goods that ABP purchased from National City Bank. ABP commenced manufacturing activities in April 2006; is presently producing specialty 16-volt lead-acid batteries for race cars that it sells under the TurboStart™ brand name; and is preparing to begin production of a line of specialty lead-acid replacement batteries for antique and collector cars. ABP’s facility has substantially more productive capacity than the Company believes it will require for specialty lead-acid battery production. Initially, ABP’s excess capacity will be used to manufacture prototype e3 Supercells for testing and demonstration purposes. If we are able to develop a commercial e3 Supercell product for one or more market segments, we may enter into manufacturing relationships with others or use the excess ABP capacity to manufacture commercial e3 Supercells.

We intend to begin production of commercial prototype e3 Supercells during the second quarter of 2006. Our initial production runs will be used exclusively for characterization and performance testing and we do not expect to generate revenue from sales of commercial prototype e3 Supercells until the third quarter of 2006. We have signed four non-binding letters of intent for a series of alternative energy demonstration projects with distributors of wind energy equipment and anticipate sales revenues of $50,000 to $75,000 per project.

While we believe our future revenue from the sale of specialty lead-acid batteries and commercial prototype e3 Supercells will be sufficient to offset our anticipated manufacturing costs and make a modest contribution to overhead, the amount and timing of our anticipated revenues are uncertain. We expect our quarterly losses to increase during the first half of 2006 and then decline during the second half of 2006 as gross profits from product sales become available to offset a portion of our general and administrative cost. Our future revenues, expenses and operating results are inherently difficult to predict and likely to fluctuate significantly from quarter to quarter. The bulk of our planned operating expenses will be fixed over the short term. If revenue does not increase at the rates we presently anticipate, we will be unable to proportionately reduce our operating expenses, which would harm our operating results. If we fail to meet investor expectations, our stock price could decline and the declines could be dramatic.

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

Form 10-QSB, Page

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

Financing activities We have been advised that approximately $3 million in net proceeds and expense reimbursements from certain pending stock sales will be paid before June 30, 2006, but can provide no guarantees that the purchasers will perform. If the proceeds are received as promised, we will have approximately $2.8 million in working capital available for use through January 2007. If we encounter additional delays or the purchaser defaults, we may be forced to immediately seek additional capital from alternative sources.

If the purchasers perform, our available working capital is expected to be sufficient to satisfy our basic cash needs through January 2007. It may, however, be insufficient to repay a $1 million note to Mr. Averill that is due in February 2007. We expect that we will need additional capital to expand our manufacturing capacity, purchase additional manufacturing equipment and finance potential acquisitions of complimentary assets. We have recently engaged an NASD member broker/dealer to raise additional capital for us on a best efforts basis.

Restructuring activities Historically, our cash outlays have averaged approximately $400,000 per month. In connection with the transition from basic research to manufacturing, we have significantly reduced the size of our scientific and technical staff and moved the focus of our activities from our research center in Ontario to our manufacturing facility in Pennsylvania. Over the next several months, we intend to further reduce spending on basic scientific research and focus on engineering development and manufacturing activities. While operations are likely to continue in Ontario at significantly reduced levels, we believe the changes we have made and intend to make will significantly reduce our core monthly overhead while increased manufacturing activities significantly increase our available revenue. We also believe our litigation costs are likely to decline substantially.

Based on the information currently available to management, we expect our operations to use approximately $1,000,000 of cash during the second quarter, approximately $700,000 of cash in the third quarter and approximately $600,000 of cash in the fourth quarter. The anticipated proceeds from our pending stock sales should be sufficient to finance our deficits through the end of the current hear. Nevertheless, we will not have sufficient cash to repay a $1 million note to Mr. Averill that is due in February 2007 unless we raise additional capital.

Results of Operations

We commenced operations in September 2003 and realized our first revenue from the sale of substantially finished goods that were purchased by ABP during the first quarter of 2006. During the last four calendar quarters we incurred net losses, selling general and administrative expenses and research and development expenses as follows:

	2005			2006
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Revenue				$54,475
Gross Profit				12,724

Selling, general and administrative	$432,046	$525,247	$1,428,312	$1,086,674
Research and development	495,232	397,990	74,316	482,721
Interest and other	1,099	-	(168,427)	29,390
Deficit accumulated during the development stage	($928,377)	($923,237)	($1,334,201)	($1,586,061)

Net loss applicable to common stockholders	($1,436,819)	($1,334,761)	($1,363,415)	($1,615,858)
Net loss per common share	($0.10)	($0.09)	($0.05)	($0.09)

Our deficit accumulated during the development stage was ($1,586,061) for the first quarter of 2006, as compared with ($2,701,305) during the comparable period of 2005. After adjusting the deficit accumulated during the

Form 10-QSB, Page

development stage in both periods for depreciation and non-cash expenses associated with the issuance of equity securities in payment of certain obligations, our cash operating loss for the first quarter of 2006 was ($1,080,449), as compared with ($374,295) during the comparable period of 2005. This substantial increase in our deficit accumulated during the development stage is due principally to increased levels of activity during the first three months of 2006, which increased our operating costs by approximately $500,000, and increased outlays for the fees, and expenses of litigation counsel, which increased our operating costs by approximately $205,000.

Our net loss applicable to common stockholders for the first quarter of 2006 was ($1,615,858), as compared with ($5,027,476) during the comparable period of 2005. The substantial decline in the net loss applicable to common stockholders was principally attributable to a decline in the non-recurring costs associated with the beneficial conversion features of a class of convertible preferred stock we issued during the first quarter of 2005. We expect our preferred dividends to remain in the range of $10,000 per month until the balance of the preferred stock is converted to common stock.

Liquidity and Capital Resources

Since inception, we have financed our operations through private sales of equity and debt securities. We raised $1.9 million in cash during 2003, $2.5 million in cash during 2004 and approximately $4.5 million in cash during 2005. During the first quarter of 2006, we received $588,900 in net proceeds from private sales of equity securities and raised $1,000,000 from the issuance of a short-term loan from an affiliate that is secured by substantially all of our tangible and intangible assets. We had $527,619 in current assets and $1,730,004 in current liabilities at March 31, 2006, leaving a net working capital deficit of ($1,202,385). If the proceeds from our pending stock sales are received as promised, we will have approximately $2.8 million in working capital available for use through January 2007. If we encounter additional delays or the purchaser defaults, we may be forced to immediately seek additional capital from alternative sources.

We intend to pursue financing as opportunities arise and are presently seeking capital. We believe we will need at least $8 million in additional capital over the next 18 months to fully implement our expansion plans, which include approximately $6 million in capital spending. However, long-term capital requirements are difficult to plan for companies that are developing new products. We cannot assure you that adequate capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional capital when needed, our research, development, manufacturing and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures.

Our ability to obtain additional financing will be subject to a variety of uncertainties. The inability to raise additional funds on terms favorable to us, or at all, would have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional capital when required, we will be forced to scale back our planned expenditures, which would adversely affect our growth prospects. Any inability to raise capital when we require it could seriously harm our business or force us to curtail our planned expansion.

Over the last few months, we have received several term sheets from institutional investors that offered to purchase between $3 and $5 million of equity or convertible debt securities from us. We did not accept the offers when they were made because the board of directors believed the proposed terms were not advantageous and that sufficient operating capital was available from other sources. We have recently reestablished discussions with potential investors that we previously rejected.

Warrants In connection with the pending sale of 1 million shares to a foreign partnership, four holders agreed to exercise outstanding warrants to purchase 301,700 shares of common stock for total consideration of $603,400. The shares have been issued in escrow pending closing. If the purchaser ultimately fails to perform, we plan to unwind the warrant exercise transactions.

At the date of this report, we have 2,855,600 outstanding warrants that represent potential future cash proceeds to our company of $8,191,200. The warrants are divided into four classes that are presently exercisable and expire at various times over the next 36 months. The following table provides summary information on warrants outstanding as of March 31, 2006, including the 301,700 warrants that were issued in escrow to facilitate the pending stock sale described above.

Form 10-QSB, Page

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Issued in escrow	301,700	$2.00	$603,400
Series IV Warrants	301,000	$2.00	$602,000	March 18, 2007
Series V Warrants	680,000	$4.00	2,720,000	April 30, 2008
Series VI Warrants	280,000	$6.00	1,680,000	April 30, 2009
Capital Warrants	1,594,600	$2.00	3,189,200	January 21, 2007
Totals	3,157,300		$8,794,600

Stock Options At the date of this report, we have 2,359,885 outstanding stock options that represent potential future cash proceeds to our company of $10,022,018. The outstanding options include 1,199,818 options that are currently vested and exercisable, or will become vested and exercisable within 60 days, and represent potential future cash proceeds to our company of $5,600,601. The remaining options will vest and become exercisable over the next four years. The following table provides summary information on our outstanding options.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
Incentive plan options	159,550	$2.82	$449,960	470,400	$2.50	$1,176,000
Directors’ plan options	52,035	$3.38	175,738	28,000	$3.57	100,000
Contract options to officers	658,333	$4.69	3,084,583	586,667	$4.59	2,695,417
Contract options to consultants	329,900	$5.73	1,890,320	75,000	$6.00	450,000
Total	1,199,818	$4.67	$5,600,601	1,160,067	$3.81	$4,421,417

The holders of warrants and stock options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future warrant and stock option exercises. We reserve the right to temporarily reduce the exercise prices of our warrants and stock options from time to time in order to encourage the early exercise of those stock purchase rights.

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

Changes in Internal Controls

During the course of the audit of our financial statements, for the year ended December 31, 2005, our independent outside auditors determined that:

•
we had used recent private placement transactions to determine the amount of certain expenses that were paid with common stock, rather than the quoted market price of our common stock on the transaction date;

Form 10-QSB, Page

•	we had failed to properly account for accrued dividends on our preferred stock and the impact of certain beneficial conversion features embedded in the preferred stock; and

•	we had failed to properly account for the impact of currency exchange rates on the value of intangible assets owned by Axion Power Corporation, our wholly-owned Canadian subsidiary.

Accordingly, we have recently restated our financial statements for the three- month period ended March 31, 2005 and incorporated the restated values in this report. The errors did not adversely impact our Consolidated Cash Flows or result in an understatement of liabilities. The errors did result in the understatement of our loss before income taxes, our deficit accumulated during the development stage, our net loss applicable to common stockholders and our basic and diluted net loss per common share.

In light of the deficiencies uncovered during the course of our audit for the year ended December 31, 2005, we have taken steps to correct our equity transaction processing procedures, accounting controls and reporting controls to prevent recurrence of such errors.

We have recently commenced manufacturing activities that will require significant changes in our system of accounting and reporting controls. We have not yet completed the design and implementation of those controls, however we believe the controls in place are adequate for the transition period and that suitable accounting and reporting controls will be implemented and effective in a timely fashion.

Effectiveness of Internal Controls

Based on their evaluation as of the end of the period covered by this Report on Form 10-QSB for the three months ended March 31, 2006, our chief executive officer and our chief financial officer have concluded that the design of our system of disclosure controls and procedures was effective to ensure that material information relating to our company is made known to them and that our system of disclosure controls and procedures is operating to provide a reasonable level of assurance that information required to be disclosed in our reports is recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Report on Form 10-QSB was being prepared.

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

Pending Stock Sale In December 2005, the Company agreed to sell 1 million shares of common stock to a foreign partnership at a price of $2.50 per share. Concurrently, four holders agreed to exercise outstanding warrants to purchase 301,700 shares of common stock for total consideration of $603,400 and five holders agreed to resell a total of 500,000 shares to the purchaser at a price of $3.00 per share. After giving effect to approximately $144,000 in cash finders fees that we will pay to third parties, along with 45,000 shares of restricted stock, the net cash proceeds of the combined stock sale and warrant exercise transaction are expected to be $2,960,000.

The Company has not yet received the anticipated net proceeds from the foreign partnership, which were due in January 2006. While the Company has been advised that those obligations will be paid before June 30, 2006, there can be no assurance that the purchaser will perform. Since the holders of 301,700 warrants exercised those warrants to facilitate the transaction with the foreign partnership, the Company plans to unwind the warrant exercise transactions if the purchaser fails to perform. Due to uncertainties surrounding the transaction, the shares that were issued to an escrow agent in connection with the execution of the stock purchase agreements have been excluded from the Company’s capitalization at March 31, 2006.

All of the foregoing transactions were exempt under Section 4(2) of the Securities Act. Our securities were issued to a small number of accredited investors who were provided information analogous to the information that would have been required in a registration statement under the Securities Act. No advertising or public solicitation was

Form 10-QSB, Page

utilized with respect to any of the foregoing transactions. The securities are non-transferable in the absence of an effective registration statement under the Act, or an available exemption, and all certificates are imprinted with a restrictive legend to that effect.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	EXHIBITS

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

	32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

	32.2	Statement of Chief Financial Officer Pursuant to Section1350 of Title 18 of the United States Code

(b)	REPORTS ON FORM 8-K The registrant filed the following reports on Form 8-K during the period December 31, 2005 through May 22, 2006:

Form 8-K	February 16, 2006
Item 1.01 and Item 2.01 relating to the purchase of certain manufacturing equipment, the lease of certain facilities and the execution of a $1 million note payable that was issued for purposes of financing the acquisition.

Form 8-K	May 12, 2006
Item 4.02 relating to the restatement of the unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31, June 30 and September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Chief Executive Officer
Dated: May 22, 2006

/s/ Peter Roston
Peter Roston, Chief Financial Officer
Dated: May 22, 2006

Form 10-QSB, Page