Form 10KSB/A
period 2005-12-31
Axion Power International, Inc.
filed 2007-10-03
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission File Number 000-22573

AXION POWER INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3601 Clover Lane
New Castle, Pennsylvania	16105
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(724) 654-9300

Securities Registered under Section 12(b) of the Act

None

Securities Registered under Section 12(g) of the Act

Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company.  Yes ☐ No ☒

During the year ended December 31, 2005, the registrant had no revenue.

Based on the average of the bid and asked prices reported on the OTC Pink Sheets on September 28, 2007, the aggregate market value of the 7,601,056 shares of common equity held by non-affiliates was $17,862,483.

On September 28, 2007, the number of shares of common stock outstanding was 16,497,298.

Transitional Small Business Disclosure Format (Check one):  Yes ☐No ☒

Cautionary note regarding forward-looking information

This Amended Annual Report on Form 10-KSB/A contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represented our expectations, beliefs, intentions or strategies concerning future events as of the filing of the original Annual Report on Form 10-KSB on April 17, 2006 (the “Original 10-KSB Date”), including, but not limited to, any statements regarding our assumptions about financial performance after that date; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

When used in this Amended Annual Report on Form 10-KSB/A and our other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Amended Annual Report on Form 10-KSB/A that are not statements of historical fact may be deemed to be forward-looking statements.

We caution that these statements by their nature involved risks and uncertainties, certain of which are beyond our control, and actual results have differed materially. We have not updated or corrected these forward-looking statements in this amendment.

EXPLANATORY NOTE

Restatement of Historical Financial Statements

In this Amended Annual Report on Form 10-KSB/A for the period ended December 31, 2005 we have:

•
Restated our audited consolidated financial statements for the period from September 18, 2003 (inception) through December 31, 2003 and the years ended December 31, 2004 and 2005 as well as the cumulative since inception presentation as previously summarized in our Current Report on Form 8-K dated June 12, 2007;

•
In certain places in the narrative, we excluded 1,301,700 (the "Excluded Shares") from our calculation of issued and outstanding common stock as such shares were to be issued to a foreign partnership, comprising 1,000,000 shares to be issued directly from Axion and 301,700 shares to be issued upon the exercise of warrants held by four individuals, as the foreign partnership had not, as of December 31, 2005, delivered the purchase price for these shares - see corrected disclosure of these events in:  "Description of Business-Risk Factors-Over One million shares of our common stock were never paid for by the purchaser, and the stock certificates for these unissued shares is in the possession of this third party;" “Description of Business - Risk Factors -- We have issued convertible securities, warrants and options that may significantly increase the number of common shares outstanding.“Description of Business - Risk Factors - Our directors and officers will have significant influence over the outcome of any stockholder vote,” "Item 5 --Market for Common Equity and Related Stockholder Matters;" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

•
Corrected certain historical financial disclosures in the Description of Business section of this report to reflect the changes resulting from the restatement, which include changes to the following sections:

o	“Description of Business—Our corporate history;

o	“Description of Business—Our research and development”;
o	“Description of Business—Risk Factors—The auditors report on our financial statements includes a going concern qualification”;
o	“Description of Business—Risk Factors—We have incurred net losses since inception and we may not be able to generate sufficient revenue in the future to achieve or sustain profitability”;
o	“Description of Business—Risk Factors—Our business will not succeed if we are not able to raise substantial additional capital”;
o	“Description of Business - Risk Factors - Our directors and officers will have significant influence over the outcome of any stockholder vote.”
o	“Description of Business—Risk Factors—Being a public company has increased our administrative costs”; and
o	“Description of Business—Risk Factors—Technological changes in the battery industry could render our technology uncompetitive or obsolete.
o	“Description of Business - Risk Factors -- We have issued convertible securities, warrants and options that may significantly increase the number of common shares outstanding.
o
“Description of Business - Risk Factors -- Over one million shares of our common stock  were never paid for by the purchaser, and a stock certificate for these unissued shares is in the possession of this third party.

•
Corrected certain historical financial disclosures in “Item 5 - Market for Common Equity and Related Stockholder Matters” to reflect changes to the “Sale of Unregistered Securities” disclosures resulting from the financial statement restatements, as well as reflect the impact of the Excluded Shares in the disclosure of “Securities Outstanding and Holders”.

•
Restated the Plan of Operations section of this report to reflect changes resulting from the restatement of the financial statements and to more closely adhere to the requirements of Item 303 of Regulation S-B, which do not require a discussion and analysis of financial condition and results of operations due to our company’s historical lack of revenue;

•	Restated our Evaluation of Disclosure Controls and Procedures to report the underlying deficiencies that resulted in restatement of our financial statements; and

•
Corrected the presentation in “Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to reflect the impact of the Exclusion Shares on beneficial ownership of our directors, officers and greater than 5% stockholders.

This amended annual report presents information about our company as of April, 2006, when the Company’s original 2005 annual report was filed. As a result, it contains statements, including forward looking statements and risk factors that we identified at the time of the original report, many of which have been materially affected by events occurring after the date of our original annual report. We have not updated any of our previously reported disclosures other than the following:

•
We have updated our disclosure in Item 8/A to reflect the circumstances which led our board of directors to determine that a re-audit of our financial statements was necessary and the subsequent determination by our Chief Executive and Chief Financial Officers, in light of the results of the re-audit, that our disclosure controls as of December 31, 2005 were ineffective; and

•	The footnotes to the financial statements include information about events which occurred after December 31, 2005 in a footnote captioned “Subsequent events.”

As a result, this Amended 2005 Annual report does not present the current financial condition of the Company as of the date that it is being filed. We intend to file an amended 10-QSB for the quarter ended March 31, 2006, and then to file our delinquent reports for the quarters ended June 30, 2006, September 30, 2006, March 31, 2007, and June 30, 2007, as well as our annual report for the year ended December 31, 2006. Investors will not have complete and updated information about the Company and its current financial condition unless and until all of these reports have been filed.

As more fully described in Notes 4, 5, and 6 to the restated audited consolidated financial statements included in this report, we have restated our consolidated financial statements to:

•	Fully impair certain notes receivable from Mega-C Power Corporation;

•	Write-off certain amounts previously reflected as intangible assets as in-process research and development;

•	Fully impair certain patent costs previously capitalized;

•	Properly account for certain options that were issued in connection with our financing and other business arrangements;

•	Record expense for certain compensatory issuances of shares;

•
Correct certain errors and make certain reclassifications that were identified during the course of the restatement and re-audit of our financial statements for partial fiscal year from September 18, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005, as more fully described in Notes 4, 5, and 6; and

•	Revise the footnote disclosure as necessary to reflect these and other changes.

We are amending and restating Items 1, 5, 6, 7, 8A and 11 of Part II of our Annual Report on Form 10-KSB for the year ended December 31, 2005. No information in the original Annual Report on Form 10-KSB other than historical statements contained in the specific sections identified above is amended hereby as a result of the restatement. Accordingly, this amended Annual Report on Form 10-KSB/A should be read in conjunction with the original Annual Report on Form 10-KSB for the year ended December 31, 2005 and our periodic filings made with the SEC subsequent to the date of the filing of that original Annual Report, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Annual Report on Form 10-KSB. In accordance with applicable SEC rules, this amended Annual Report on Form 10-KSB/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

The amendment and restatement being provided is meant to provide the corrections required by the restatement described above and in the notes to our restated financial statements. Other than these corrections of historical financial information, we have not undertaken to update any other information from the originally filed Annual Report on Form 10-KSB, and you should not rely on such other information, especially information that constitutes forward-looking information.

We have not filed amended annual reports on Form 10-KSB for the years ended December 31, 2003, and 2004 , or filed amended quarterly reports on Form 10-QSB for the first three quarters of the years ended December 31, 2004 and 2005 because we believe the preparation of such reports would be unduly burdensome and the dissemination of multiple reports that each disclose a portion of the restatements would adversely impact the ability of a reader to easily and fully understand the overall impact of the restatements described herein.

The factors we considered in reaching our conclusion that filing amended annual and quarterly reports for each of the periods during the years ended December 31, 2003 and 2004 and quarterly reports for the first three quarters of 2005 would present a significant hardship include:

•	The significant internal and external costs of preparing and filing restated financial statements in amended Forms 10-KSB for the years ended December 31, 2003 and 2004;

•
The significant internal and external costs of preparing and filing restated financial statements in amended Forms 10-QSB for each of the quarterly periods during the years ended December 31, 2004 and 2005;

•	The significant negative impact on our normal business operations resulting from the disruptions inherent in such preparation;

•	The delay such amended and restated Forms 10-KSB and 10-QSB would create in our ability to effect future financings, including having future registration statements declared effective;

•
Management’s reasoned belief that restated financial information for the quarterly periods within 2004 and 2005 filed as amendments to previously filed Forms 10-QSB would not enhance investor understanding of our company and may very well be detrimental to investor understanding; and

•
Our independent registered public accountants having performed the procedures they believe necessary to provide their opinion that the restated financial statements for the period September 18, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005 as well as the cumulative since inception presentation were otherwise fairly presented in all material respects.

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

The business combination, trust establishment and technology acquisition transactions closed in December 2003 and January 2004, and in connection with the closings:

•	We issued 233,400 warrants to Tamboril’s management in satisfaction of related-party debt;

•	We issued 10,739,500 common shares and 608,600 warrants for the outstanding securities of APC;

•	C&T purchased 1,250,000 previously outstanding common shares from Tamboril’s management;

•	We purchased all of C&T’s interest in the e3 Supercell technology for 1,562,900 warrants; and

•	C&T retained its rights to receive certain future payments that were due under its agreement with APC.

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

Since February 2004, we have been involved in litigation with certain promoters of Mega-C who are asserting a variety of claims arising from APC’s alleged interference in Mega-C’s affairs and our purchase of the e3 Supercell technology. We filed an involuntary bankruptcy petition against Mega-C in April 2004. In connection with the execution of the Amended and Restated Trust Agreement in February 2005, which formally recognized the jurisdiction of the bankruptcy court on all matters, Axion issued 500,000 additional shares to the Trust. This occurred in the fiscal year ended December 31, 2005. This issuance was considered Axion’s contribution to the Trust to obtain clear title to the technology and resolve all related matters. Accordingly, the shares were recorded as an expense for accounting and financial reporting purposes. Since July 2005, we have been involved in litigation with Mega-C’s Chapter 11 Trustee that focused primarily on whether the stock in the Mega-C Trust was property of the bankruptcy estate. On December 12, 2005, we entered into a settlement agreement with Mega-C’s Chapter 11 Trustee, the Mega-C Trust and others that will resolve substantially all disputes, including disputes arising from our purchase of the e3 Supercell technology and derivative claims of Mega-C’s shareholders. The settlement agreement may not resolve all aspects of the litigation instituted by Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) which alleges an oral agreement with C&T gave the Taylor Group and/or C&T an ownership interest in the battery technology.

The settlement agreement is discussed in detail in Item 3 of the original Annual Report on Form 10-KSB on page 26. Since the terms of the settlement agreement fall within the range of outcomes contemplated by our original structure, the successful implementation of the agreement will not dilute the interests of our other stockholders.

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

Due primarily to their low cost and proven reliability, lead-acid batteries have become essential components in a variety of consumer and industrial products including:

•	Automotive electrical systems;

•	Golf carts, wheelchairs, forklifts and other motive applications; and

•	Power backup and conditioning systems for computers, electronics and communications networks.

Nevertheless, lead-acid batteries have a number of inherent limitations, including:

•	Relatively low power density;

•	Relatively slow charge and discharge rates;

•	Useful lives that are limited by internal chemical processes;

•	Limitations on the proportion of the stored energy that can be used without battery damage; and

•	Relatively high maintenance and recycling costs.

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

Our research and development

We engage in extensive research and development to improve our e3 Supercell technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our research and development organization works closely with our engineering team, our suppliers and potential customers to improve our product design and lower manufacturing costs. During the periods ended December 31, 2003, 2004 and 2005, we incurred $2,328,580, $1,871,207 and $1,633,595, respectively on company sponsored research and development. While our limited financial resources and short operating history makes it difficult for us to estimate our future expenditures, we expect to incur research and development expenditures of increasing magnitude for the foreseeable future.

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

We had accumulated net losses of ($16,351,130) and a working capital deficit of ($85,914) at December 31, 2005. Our available and anticipated financial resources will not be sufficient to pay our anticipated operating expenses beyond August 2006. We are currently seeking additional capital in order to meet our anticipated obligations. Accordingly, the independent auditors’ report on our financial statements for the year ended December 31, 2005 contains a fifth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption.

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

We have incurred net losses since inception and at December 31, 2005, we had cumulative net losses of ($16,351,130). To achieve profitability we will need to generate and sustain substantial revenue while maintaining reasonable cost and expense levels. We do not know whether our revenue will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to achieve or increase profitability on a quarterly or an annual basis. If we do not achieve and sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock may decline.

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

We had $940,647 in current assets and $1,026,561 in current liabilities at December 31, 2005, leaving a net working capital deficit of ($85,914). After giving pro forma effect to:

•	$1,500,000 in estimated first quarter cash expenditures;

•	The receipt of $590,000 in net proceeds from recent stock sales;

•	The receipt of $1,000,000 net proceeds from a secured one-year promissory note; and

•	The purchase of battery manufacturing equipment and inventories for $800,000;

we would have a working capital deficit of approximately ($795,914) at the date of this report. We intend to pursue financing as opportunities arise and are presently seeking capital; however, long-term capital requirements are difficult to plan for companies that are developing new products. We cannot assure you that adequate capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional capital when needed, our research, development, manufacturing and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to raise capital when we require it would seriously harm our business.

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

At December 31, 2005, and assuming the surrender of the remaining 500,000 shares by the Mega-C Trust, we will have 16,104,598 shares of common stock and 140,000 shares of senior preferred stock that are presently convertible into 816,126 shares of common stock. Our directors and officers own 3,826,376 shares of common stock, together with 67,633 shares of senior preferred stock that represent the voting equivalent of 394,305 common shares. They also own warrants and vested options to purchase 1,985,218 shares of common stock. Acting collectively, they will have substantial influence over the outcome of any stockholder vote and the only effective counterbalance will be the voting shares held by the Mega-C Trust.

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

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. SEC rules and regulations have made some activities more time consuming and expensive and required us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Exchange Act. During each of the years ended December 31, 2005 and 2004, we spent over a quarter million dollars for the legal fees, accounting fees and other costs associated with Exchange Act compliance. We expect SEC rules and regulations to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

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

Rapidly evolving technology and increasing customer demands for higher energy and power densities, lighter weight and smaller size are prevalent in the battery industry. We will need to continuously enhance our e3 Supercell technology to keep pace with changing customer requirements. In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including pump hydro and compressed air energy storage systems, flywheels, symmetric supercapacitors, asymmetric supercapacitors with organic electrolytes, nickel metal hydride batteries, lithium ion batteries and advanced lead-acid batteries. Others are developing advanced energy production technologies including fuel cells, micro turbines, solar cells and windmills. Additional new technologies are likely to emerge in the future. Any or all of these technologies may compete with our technology. Technologies developed by others may prove more advantageous or cost-effective than ours and may render our e3 Supercell technology obsolete. Our research and development expense was $2,328,580 in fiscal 2003, $1,871,207 in fiscal 2004 and $1,633,595 in fiscal 2005. We will need to invest significant resources in research and development to maintain our competitive position, keep pace with technological advances in our industry and effectively compete in the future.

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

Risks relating to our common stock

Over one million shares of our common stock were never paid for by the purchaser, and stock certificates for these unissued shares are in the possession of this third party.

In 2005, we agreed to sell 1 million shares of common stock to a foreign partnership at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities. Contrary to the terms and conditions of our agreement, the foreign partnership is in possession of stock certificates representing these 1,000,000 shares; however, completion of the transaction is contingent upon receipt of the proceeds from the foreign partnership, which have not, as of yet, been received.   As such, the one million shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of our common stock in this annual report.  We have instituted a lawsuit in an effort to collect the agreed upon purchase price; however, we can offer no assurance that this endeavor will be successful.  Should we receive payment for this stock, the holders of our common stock will be diluted by the issuance of these additional shares.  In the event we never receive this payment, a certificate for these unissued shares may be beyond our control to cancel. There has been no accounting recognition of these events in the financial statements

In connection with this offering, four holders of warrants to purchase our common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of our common stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one we entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon our receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership is in possession of stock certificates representing these shares without tendering the purchase price to either us or to the warrantholders. As such, the 301,700 shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of our common stock in this annual report.    We have included these 301,700 shares as outstanding warrants, pending receipt of the exercise price.  There has been no accounting recognition of these events in the financial statements.

The foreign partnership has wrongful possession of certificates which on their face represent 1,301,700 shares, and they have refused our request for their return if payment was not tendered. As such, we have no control over these certificates, and can offer no assurances that these certificates will not be, or have not already been, transferred to innocent third party purchasers who may not have knowledge that the shares represented by these certificates are unissued and unpaid for. There is the possibility that such an innocent transferee could present one of these certificates for subsequent transfer at some time in the future, even though those shares remain unissued.

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

At December 31, 2005, and assuming the surrender of the remaining 500,000 shares by the Mega-C Trust, we have 16,104,598 shares of common stock outstanding at. We have also issued:

•	140,000 shares of senior preferred stock that are convertible into 816,126 shares of common stock;

•	3,242,400 warrants that entitle the holders to purchase common stock at prices that range from $2.00 to $6.00 per share and average $3.19 per share;

•	255,885 vested stock options that entitle the holders to purchase common stock at prices that range from $2.00 to $5.00 per share and average $3.58 per share; and

•	1,194,000 unvested stock options that entitle the holders to purchase common stock at prices that range from $2.00 to $5.60 per share and average $ 3.02 per share.

If all holders of our vested options and warrants immediately exercised their conversion and stock purchase rights, we would receive $9,542,018 in proceeds and have 19,602,883 shares of common stock outstanding.

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

As a key component of our growth strategy, we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation. In particular, as of December 31, 2005:

•	Our incentive stock plan authorizes incentive awards for up to 2,000,000 shares;

•	Our independent directors’ stock option plan authorizes options for up to 500,000 shares;

•	We have outstanding contractual options for 710,000 shares that are held by executive officers; and

•	We have outstanding contractual options for 39,900 shares that are held by attorneys and consultants.

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

Our current “bid” and “asked” prices may not stabilize at current levels.

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

Securities outstanding and holders

At December 31, 2005, and assuming the surrender of the remaining 500,000 shares by the Mega-C Trust, the following equity securities and stock purchase rights were outstanding.

Common stock	16,104,598 shares, including 6,327,500 shares held in by the Mega-C Trust;
Preferred stock	140,000 shares presently convertible into 816,216 shares of common stock;
Warrants	3,242,400 warrants exercisable at a weighted average price of $2.66 per share;
Stock options	1,449,885 options, at a weighted average exercise price of $3.12 per share including 255,885 vested options and 1,194,000 unvested options.

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

Sales of Unregistered Securities

2003 Private Placements APC was incorporated in September 2003. Between the date of its incorporation and December 31, 2003, APC received $1.9 million in capital from sale of convertible notes payable that were converted into common stock before December 31, 2003.

Reverse Takeover Tamboril had 1,875,000 shares of common stock outstanding on December 31, 2003, immediately prior to the first closing of the APC and C&T transactions. In connection with those transactions:

•	We settled $484,123 in accrued compensation and other related party debt that we owed to two of our principal stockholders by issuing 233,400 warrants.
•
APC’s founders and noteholders transferred their rights to 4,040,000 shares and $1,900,000 in convertible notes to us for 10,739,500 shares of common stock and 608,600 warrants and concurrently agreed to deposit 7,327,500 of their common shares in the Mega-C Trust;

•	C&T bought 1,250,000 shares of our outstanding common stock from two of our principal stockholders for $200,000 and then distributed those shares to its stockholders;
•	C&T agreed to transfer all of its right, title and interest in the e3 Supercell technology to our company in exchange for 1,562,900 warrants and then distributed those warrants to its stockholders;

•	We granted a two-year option to purchase 189,300 shares of common stock to our securities counsel and interim chief financial officer as partial compensation for post-transaction services.

2004 Private Placements During the year ended December 31, 2004, we sold 463,100 units, each consisting of one share of common stock and one warrant, together with 360,700 shares of common stock, for net cash proceeds of $1,607,134. We also received $868,020 in net cash proceeds from the exercise of 475,200 outstanding common stock purchase warrants.

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

2005 Private Placements During the year ended December 31, 2005:

•
The Company sold 285,000 shares of preferred stock for cash at a price of $10 per share and issued 511,000 common stock purchase warrants exercisable at $2.00 to the purchasers of the preferred stock. After deducting offering expenses, the net proceeds of the preferred stock offering were $2,754,110. We also issued 100,000 shares of preferred stock in settlement of a $1 million obligation to C&T. During the year ended December 31, 2005, an aggregate of 245,000 shares of preferred stock were converted into 1,470,000 shares of common stock.

•
The Company sold 600,000 units, each consisting of one share of common stock and a two-year warrant exercisable at $4.00 for a purchase price $2.00 per unit. After deducting offering expenses, the net proceeds of the unit offering were $1,171,310.

•
A director exercised 446,000 - $1warrants/options and 25,000 - $2 options with a total exercise price of $496,000. The stock was issued and included in stock subscriptions receivable as of December 31, 2005. As of June 19, 2006, the full amount has been settled.

•	Other holders exercised 382,665 options & warrants with an aggregate exercise price of $787,395.

In addition to the completed financing transactions, we have agreed to sell 1 million shares of common stock to a foreign partnership at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities. Contrary to the terms and conditions of our agreement, the foreign partnership is in possession of a stock certificate representing these 1 million shares; however, completion of the transaction is contingent upon receipt of the proceeds from the foreign partnership, which have not, as of yet, been received.  As such, the one million shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of our common stock in this annual report.  We have instituted a lawsuit in an effort to collect the agreed upon purchase price; however, we can offer no assurance that this endeavor will be successful.  Should we receive payment for this stock, the holders of our common stock will be diluted by the issuance of these additional shares.  In the event we never receive this payment, a certificate for these unissued shares may be beyond our control to cancel. There has been no accounting recognition of these events in the financial statements.

In connection with this offering, four holders of warrants to purchase our common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of our common stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one we entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon our receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership is in possession of stock certificates representing these shares  without tendering the purchase price to either us or to the warrantholders.  As such, the 301,700 shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of our common stock in this annual report.    We have included these 301,700 shares as outstanding warrants, pending receipt of the exercise price.  There has been no accounting recognition of these events in the financial statements.

The foreign partnership has wrongful possession of certificates which on their face represent 1,301,700 shares, and they have refused our request for their return if payment was not tendered. As such, we have no control over these certificates, and can offer no assurances that these certificates will not be, or have not already been, transferred to innocent third party purchasers who may not have knowledge that the shares represented by these certificates are unissued and unpaid for. There is the possibility that such an innocent transferee could present one of these certificates for subsequent transfer at some time in the future, even though those shares remain unissued.

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

ITEM 6. — PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report, with the original Annual Report on Form 10-KSB for the year ended December 31, 2005 and our periodic filings made with the SEC subsequent to the date of the filing of that original Annual Report, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Annual Report on Form 10-KSB. The statements in this Plan of Operation should be read to have been made as of the Original Filing Date. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Information” elsewhere in this report.

Restatement

In this Amended Annual Report on Form 10-KSB/A for the period ended December 31, 2005 we have:

•
Restated our audited consolidated financial statements for the period from September 18, 2003 (inception) through December 31, 2003 and the years ended December 31, 2004 and 2005 as well as the cumulative since inception presentation as previously summarized in our Current Report on Form 8-K dated June 12, 2007;

•	In certain places in the narrative, we excluded 1,301,700 (the "Excluded Shares") from our calculation of issued and outstanding common stock as such shares were to be issued to a foreign partnership, comprising 1,000,000 shares to be issued directly from Axion and 301,700 shares to be issued upon the exercise of warrants held by four individuals, as the foreign partnership had not, as of December 31, 2005, delivered the purchase price for these shares - see corrected disclosure of these events in: "Description of Business-Risk Factors-Over One million shares of our common stock were never paid for by the purchaser, and the stock certificates for these unissued shares is in the possession of this third party;" “Description of Business - Risk Factors -- We have issued convertible securities, warrants and options that may significantly increase the number of common shares outstanding.“Description of Business - Risk Factors - Our directors and officers will have significant influence over the outcome of any stockholder vote,” "Item 5 --Market for Common Equity and Related Stockholder Matters;" and "Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

•	Corrected certain historical financial disclosures in the Description of Business section of this report to reflect the changes resulting from the restatement;

•
Corrected certain historical financial disclosures in “Item 5 - Market for Common Equity and Related Stockholder Matters” to reflect changes to the “Sale of Unregistered Securities” disclosures resulting from the financial statement restatements, as well as reflect the impact of the Excluded Shares in the disclosure of “Securities Outstanding and Holders”.

•
Restated this Plan of Operation to reflect changes resulting from the restatement of the financial statements and to more closely adhere to the requirements of Item 303 of Regulation S-B, which do not require a discussion and analysis of financial condition and results of operations due to our company’s historical lack of revenue; and

•	Restated our Evaluation of Disclosure Controls and Procedures to report the underlying deficiencies that resulted in restatement of our financial statements.

•
Corrected the presentation in “Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to reflect the impact of the Exclusion Shares on beneficial ownership of our directors, officers and greater than 5% stockholders.

As more fully described in Notes 4, 5, and 6 to the restated audited consolidated financial statements included in this report, we have restated our consolidated financial statements to:

•	Fully impair certain notes receivable from Mega-C Power Corporation;

•	Write-off certain amounts previously reflected as intangible assets as in-process research and development expense;

•	Fully impair certain patent costs previously capitalized;

•	Properly account for certain options that were issued in connection with our financing and other business arrangements;

•	Record expense for certain compensatory issuances of shares; and

•
Correct certain errors and make certain reclassifications that were identified during the course of the restatement and re-audit of our financial statements for the partial fiscal year from September 18, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005, as more fully described in Notes 4, 5, and 6.

This restated Plan of Operation speaks as of the date the original Annual Report on Form 10-KSB was filed. It has been amended and restated solely to correct those disclosures that were affected by the restatement of the company’s financial statements and to eliminate the discussion and analysis of the company’s financial condition and results of operations, which are not required by Item 303 of Regulation S-B and which, in the view of management, do not add significantly to investors’ understanding of our finances. You should not rely on any of the information contained in “Item 6. — Management’s Discussion and Analysis and Plan of Operation” in the original Annual Report on Form 10-KSB.

Overview

At December 31, 2005, we had cumulative net losses of ($13,075,780). After giving effect to the beneficial conversion features associated with our sale of preferred stock in the first quarter of 2005, the cumulative loss allocated to common shareholders was ($16,351,131). We had $940,647 in current assets and $1,026,561 in current liabilities at December 31, 2005, leaving a net working capital deficit of ($85,914). Since inception, we have financed our operations through private sales of equity securities. Even if a private placement pending for 2006 is successfully completed, our available and anticipated financial resources would not be sufficient to pay our anticipated operating expenses beyond August 2006. Accordingly, the independent auditors’ report on our financial statements for the year ended December 31, 2005 contains a fifth explanatory paragraph that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption.

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

On December 12, 2005, we entered into a settlement agreement that will resolve all pending and potential claims of Mega-C and the Chapter 11 Trustee, including derivative claims of Mega-C’s shareholders. Nevertheless, the settlement as implemented by the Plan may not resolve certain lawsuits that were filed by Mega-C’s promoters who have argued that our founder’s involvement in Mega-C’s affairs and our purchase of the e3 Supercell technology damaged their interests. We believe the claims of Mega-C’s promoters are without merit and we have not accrued a loss contingency in our financial statements.

We expect our litigation costs to decline significantly over the next 12 months. We also believe that a successful mitigation of the litigation risks that have clouded our future for the last two years will facilitate our efforts to obtain needed operating capital. We can provide no guarantees that all of the litigation that lies before us will be resolved to our satisfaction.

Plan of Operation

Financing activities. We expect that we will need significant additional capital to pay our day-to-day operating costs, finance our research and development, cover costs associated with our manufacturing activities, pay for the development of a sales and marketing organization and finance the acquisition of complimentary assets, technologies and businesses. We intend to pursue financing as opportunities arise and are presently seeking capital; however, long-term capital requirements are difficult to plan for companies that are developing new products. Accordingly, we are engaged in negotiations with an NASD member broker/dealer that proposes to raise additional operating capital for us on a best efforts basis. We cannot assure you that adequate capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development, manufacturing and testing activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to raise capital when we require it would seriously harm our business.

Operating activities. Our current cash outlays average approximately $500,000 per month. In connection with the transition from research to manufacturing, we plan to reduce the size of our scientific and technical staff and increase the size of our manufacturing staff. We do not anticipate that the total number of our employees will change significantly. Over the next several months, we intend to reduce spending on research and development and transfer a significant portion of our operations from our research facility in Ontario to our recently acquired production facility in Pennsylvania. While operations are likely continue in both locations for an indeterminate period of time, we believe the proposed changes will reduce our monthly overhead and streamline future operations. We will likely continue to spend at least $900,000 over the next twelve months on research and development to improve our designs for the e3 Supercell and to develop demonstration projects. With the purchase of the plant and equipment at our Pennsylvania facility for approximately $800,000, we do not anticipate purchasing additional plant or significant equipment over the next twelve months, although we do intend to spend up to an additional $250,000 on capital expenditures to modify some of the equipment at that facility to produce the e3 Supercells. We also believe our litigation costs are likely to decline significantly over the next 12 months.

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

ITEM 7. FINANCIAL STATEMENTS.

The following financial statements are included in this Amended Annual Report on Form 10-KSB/A:

Audited Financial Statements:	Page
Report of Freed Maxick & Battaglia, CPAs, PC on financial statements for the periods ended December, 31, 2005, 2004 and 2003, in the cumulative development stage period from inception (September 18, 2003A) throught December 31, 2005	33
Consolidated Balance Sheet as of December 31, 2005, 2004 and 2003	34
Consolidated Statement of Operations for the periods ended December 31, 2005 and 2004, and the period from Inception through December 31, 2005	35
Consolidated Statement of Cash Flows for the periods ended December 31, 2005 and 2004, and 2003 and the period from Inception through December 31, 2005	36
Consolidated Statement of Changes in Stockholders’ Equity for the periods ended December 31, 2005, 2004 and 2003	37
Footnotes to the Financial Statements
Note 1 Organization and Operations	38
Note 2 Continued Operations	38
Note 3 Critical Accounting Policies	39
Note 4 Restatement of 2003 Financial Statements	44
Note 5 Restatement of 2004 Financial Statements	47
Note 6 Restatement of 2005 Financial Statements	50
Note 7 Mega-C Trust	52
Note 8 Notes Receivable	53
Note 9 Property and Equipment	54
Note 10 Transactions with a Related Party (C&T)	54
Note 11 Convertible Debt	56
Note 12 Note Payable to Related Party	57
Note 13 Stockholder's Equity	57
Note 14 Equity Compensation	64
Note 15 Income Taxes	65
Note 16 Related Parties	69
Note 17 Non-cash Transactions	70
Note 18 Commitments and Contingencies	71
Note 19 Subsequent Events	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axion Power International, Inc.

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the periods then ended and for the cumulative development stage period from inception (September 18, 2003) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our report dated April 17, 2006, we expressed an unqualified opinion on the consolidated financial statements Axion Power International, Inc. as of and for the year ended December 31, 2005. Another auditor previously expressed an unqualified opinion on the consolidated financial statements as of and for the periods ended December 31, 2004 and 2003, dated March 28, 2005 and March 18, 2004, respectively. As described in Notes 4, 5, and 6 to the financial statements, the Company has restated its 2005, 2004 and 2003 financial statements to conform with accounting principles generally accepted in the United States of America. In connection with the restatements, we have re-audited the financial statements of the 2003 and 2004 periods, previously audited by another auditor, as well as the adjustments necessary to restate the 2005 consolidated financial statements. Accordingly, our present opinion on the 2005, 2004 and 2003 consolidated financial statements, as presented herein, has been updated to reflect the re-audit of these restatements.

In our opinion, the consolidated financial statements referred to above, as restated, present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2005, 2004 and 2003, and the results of its operations, its cash flows and changes in stockholders' equity for the each of the periods then ended and for the cumulative development stage period from inception (September 18, 2003) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is a development stage Company with no revenues, recurring losses from operations and working capital deficits. As of December 31, 2005, the Company does not have readily available resources and operating cash flows are not adequate to fund operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
October 1, 2007

Axion Power International, Inc.
Consolidated Balance Sheets
December 31,
(A Development Stage Company)

	(Restated)
	2005	2004	2003

Assets

Current Assets
Cash & cash equivalents	$553,001	$48,707	$258,432
Refundable tax credits	343,200	166,003	-
Prepaid expenses	44,446	12,213	-
Total current assets	940,647	226,923	258,432

Property & equipment, net	264,942	95,639	-
Total Assets	$1,205,589	$322,562	$258,432

Liabilities & Stockholders' Equity

Current Liabilities:
Accounts payable	$538,119	$342,886	$25,876
Accrued expenses	308,211	247,382	153,826
Amounts payable to related party (C&T)	-	1,101,403	2,008,549
Convertible debt	-	-	50,017
Note payable to related party	180,231	-	-
Total current liabilities	1,026,561	1,691,671	2,238,268

Commitments & Contingencies (Note 18)	-	-	-

Stockholdes' Equity (Deficit):
Convertible Preferred stock-12,500,000 authorized-140,000 issued and outstanding	1,454,897	-	-
Common stock-50,000,000 authorized $0.0001 par value-16,604,598 shares issued & outstanding (12,961,933 and 10,660,818 in 2004 and 2003 respectively)	1,660	1,296	1,067
Additional paid in capital	15,950,173	5,511,054	1,522,674
Subscriptions receivable	(721,000)	-	(350,000)
Deficit accumulated during development stage	(16,351,130)	(6,750,667)	(3,097,030)
Cumulative foreign currency translation adjustment	(155,572)	(130,792)	(56,547)
Total Stockholders' Equity (Deficit)	179,028	(1,369,109)	(1,979,836)

Total Liabilities & Stockholders' Equity (Deficit)	$1,205,589	$322,562	$258,432

See Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statements of Operations
Periods Ended December 31,
(A Development Stage Company)

	(Restated)
	2005	2004	2003	Inception (9/18/2003) to 12/31/05

Revenues	$-	$-	$-	$-

General & administrative expenses	4,485,175	1,498,365	201,034	6,184,574
Research & development expenses	1,633,595	1,871,207	2,328,580	5,833,382
Impairment of assets	379,755	437,733	567,416	1,384,904
Other	(173,412)	(153,668)	-	(327,080)
Net loss before income taxes	(6,325,113)	(3,653,637)	(3,097,030)	(13,075,780)

Income Taxes	-	-	-	-

Deficit accumulated during development stage	(6,325,113)	(3,653,637)	(3,097,030)	(13,075,780)
Less preferred dividends & beneficial conversion feature	(3,275,351)	-	-	(3,275,351)
Net loss applicable to common shareholders	$(9,600,464)	$(3,653,637)	$(3,097,030)	$(16,351,131)

Basic and diluted net loss per share	$(0.67)	$(0.30)	$(0.91)	$(1.36)
Weighted average common shares outstanding	14,238,585	12,175,489	3,405,000	11,984,524

See Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statements of Cash Flows
Periods Ended December 31,
(A Development Stage Company)

	(Restated)
	2005	2004	2003	Inception (9/18/2003) to 12/31/05
Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(6,325,113)	$(3,653,637)	$(3,097,030)	$(13,075,780)
Adjustments required to reconcile net loss to cash flows used by operating activities:
Depreciation	58,157	22,880	-	81,037
Impairment on assets	379,755	437,733	567,416	1,384,904
Stock issued for services	2,172,430	72,000	48,952	2,293,382
Options issued for services	237,568	427,584	-	665,152
Amortization of debt discount and accrued interest converted to stock	-	-	24,788	24,788
Changes in Operating Assets & Liabilities
Refundable tax credits	(165,200)	(153,668)	-	(318,868)
Prepaid expenses	(30,753)	(11,306)	-	(42,059)
Accounts payable	176,821	291,678	25,367	493,866
Amounts payable to related party (C&T)	(100,000)	(416,771)	1,969,039	1,452,268
Accrued expenses	58,298	92,745	151,069	302,112
Net cash used by operating activities	(3,538,037)	(2,890,762)	(310,399)	(6,739,198)

Cash Flows from Investing Activities:
Purchase of property & equipment	(218,042)	(111,412)	-	(329,454)
Investment in patents	(51,399)	(91,363)	(25,126)	(167,888)
Investments in notes receivable	(328,356)	(346,370)	(542,290)	(1,217,016)
Net cash used by investing activities	(597,797)	(549,145)	(567,416)	(1,714,358)

Cash Flows from Financing Activities:
Proceeds from convertible debt	-	400,000	1,150,000	1,550,000
Proceeds from related party debt-other	173,510	-	-	173,510
Proceeds from the exercise of warrants	787,480	868,020	-	1,655,500
Proceeds from sale of preferred stock; net of costs	2,729,181	-	-	2,729,181
Collection of subscriptions receivable	-	350,000	-	350,000
Proceeds from sale of common stock; net of costs	971,371	1,607,134	-	2,578,505
Net cash provided by financing activities	4,661,542	3,225,154	1,150,000	9,036,696

Effect of Exchange Rate on Cash	(21,414)	5,028	(13,753)	(30,139)
Net Change In Cash & Cash Equivalents	504,294	(209,725)	258,432	553,001
Cash and Cash Equivalents - Beginning of period	48,707	258,432	-	-
Cash and Cash Equivalents - Ending of period	$553,001	$48,707	$258,432	$553,001

See Notes to Financial Statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
Periods Ended December 31, 2003, 2004 and 2005
(A Development Stage Company)

	Preferred		Common
	Shares	Amount	Shares Issued and Outstanding	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Deficit Accumulated During Development Stage	Other Comprehensive Income Cumulative Translation Adjustments	Total Stockholders' Equity (Deficit)
Inception September 18, 2003	-	$-	-	$-	$-	$-	$-	$-	$-
Shares issued to founders upon formation of Axion Power Corp			1,360,000	136	(136)				-
Stock based compensation			170,000	17	48,936				48,953
Conversion of debt to common stock			1,108,335	111	1,449,889	(350,000)			1,100,000
Discount associated with warrants issued with convertible debt					86,402				86,402
Unamortized discount at time of conversion on convertible debt					(77,188)				(77,188)
Accrued interest forgiven on related party convertible debt					15,574				15,574
Shared issued during Recapitalization
- Shares issued to Mega-C trust			6,147,483	615	(615)				-
- Equity acquired in recapitalization			1,875,000	188	(188)				-
Net Loss December 31, 2003							(3,097,030)		(3,097,030)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment								(56,547)	(56,547)
Comprehensive loss									(3,153,577)
Balance at December 31, 2003	-	-	10,660,818	1,067	1,522,674	(350,000)	(3,097,030)	(56,547)	(1,979,836)
Adjustment to original shares issued to founders			445,000	45	(45)				-
Adjustment to original shares issued to Mega-C trust			180,000	18	(18)				-
Conversion of debt to common stock			283,333	28	451,813	350,000			801,841
Issuance of warrants in consideration for acquired in-process research & development					563,872				563,872
Common stock offering - net of cost			823,800	81	1,607,053				1,607,134
Proceeds from exercise of warrants			475,200	48	867,972				868,020
Liability satisfied as partial prepayment on options					306,000				306,000
Stock based compensation			45,000	4	191,738				191,742
Fractional Shares Issued Upon Reverse Spilt			48,782	5	(5)				-
Net Loss December 31, 2004							(3,653,637)		(3,653,637)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment								(74,245)	(74,245)
Comprehensive loss									(3,727,882)
Balance at December 31, 2004	-	-	12,961,933	1,296	5,511,054	-	(6,750,667)	(130,792)	(1,369,109)
Proceeds From Exercise of Warrants & Options			853,665	85	1,283,395	(496,000)			787,480
Common Stock Offering Proceeds			600,000	60	1,171,310	(200,000)			971,370
Preferred Stock Offering proceeds	385,000	3,754,110				(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)	1,470,000	147	2,475,260				-
Stock issued for services			500,000	50	1,524,950				1,525,000
Fair Value of Options Issued for Non-Employee Services					237,568				237,568
Share based compensation			219,000	22	647,480				647,502
Impact of beneficial conversion feature					3,099,156		(3,099,156)		-
Preferred Stock Dividends		176,194					(176,194)		-
Net Loss December 31, 2005							(6,325,113)		(6,325,113)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment								(24,780)	(24,780)
Comprehensive loss									(6,349,893)
Balance at December 31, 2005	140,000	$1,454,897	16,604,598	$1,660	$15,950,173	$(721,000)	$(16,351,130)	$(155,572)	$179,028

See Notes to Financial Statements

AXION POWER INTERNATIONAL, INC. NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

Note 1 — Organization and Operations

These consolidated financial statements of Axion Power International, Inc., a Delaware corporation formerly known as Tamboril Cigar Company (Tamboril), include the operations of it’s wholly owned subsidiaries Axion Power Corporation, a Canadian Federal corporation (“APC”) and C & T Co. Inc., an Ontario corporation (“C&T”) (collectively, the Company). Tamboril was incorporated in Delaware on January 9, 1997, operated a cigar manufacturing and distribution business until late 1998, and was inactive from January 1999 until December 2003. In June 2004, Tamboril changed its name to Axion Power International, Inc. (“Axion”) in connection with the reverse acquisition, as discussed below, including the change in control of Tamboril to the former shareholders of APC.

Axion is developing innovative battery/energy storage device technology. See the subsequent events note below for information about the acquisition of a battery manufacturing plant and the commencement of manufacture of specialty batteries.

The acquisition of APC by Tamboril in December of 2003 was structured as a reverse acquisition. While Tamboril was the legal acquirer in the transaction, APC was the accounting acquirer because its stockholders held a majority voting interest in Tamboril upon completion of the transaction. The transaction was treated as a recapitalization of APC for accounting purposes. Tamboril had no material assets or liabilities and 1,875,000 common shares outstanding on December 31, 2003 when it entered into a reverse acquisition with shareholders of APC. The historical financial statements presented prior to December 31, 2003 represent those of APC since its inception on September 18, 2003. The transactions of Tamboril are included beginning January 1, 2004. See the footnote captioned “Stockholder’s Equity.”

In a series of transactions from 2003 to 2005 the Company acquired 100% of the outstanding shares of C&T. See the footnote captioned “Transactions with a related party (C&T)”. In summary, APC entered into a Development and License Agreement with C&T in November 2003 that provided for certain payments to C&T and gave APC the right to acquire all of C&T’s technical assets. The terms of the agreement were renegotiated by the Company in January of 2004. Under the amended agreement, the Company acquired the technology in its current state in exchange for warrants. The asset acquired was recorded as in-process research and development in the restated financial statements and fully expensed. Through a series of subsequent transactions the Company acquired full ownership of C&T in 2005 upon final satisfaction of the payments due under the original Development and License Agreement.

Note 2 — Continued Operations

These financial statements have been prepared based on accounting principles applicable to a “going concern” which assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities in the normal course of business. At December 31, 2005, there was substantial doubt about the Company’s ability to continue as a going concern because of its history of significant operating losses, negative cash flow from operations and working capital deficit. As described in the note captioned “Subsequent Events” below, the Company sold sufficient equity securities in the fourth quarter of 2006 to alleviate those concerns. The financial statements do not reflect adjustments that might be necessary if the “going concern” assumption was not appropriate. Management has successfully raised capital over the periods since December 31, 2005 which has allowed the company to continue to operate.

In February 2006 Company bought the manufacturing assets of a small lead-acid battery plant in a bank foreclosure sale. The Company is manufacturing small numbers of specialty batteries such as classic car and race car batteries. These types of batteries generally have larger profit margins than commodity batteries sold in the mass markets. See the note captioned “Subsequent Events.”

The Company continues its research and development efforts and has entered the testing phase of its unique battery designs.

Note 3 —Accounting Policies

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

Principles of Consolidation: The consolidated financial statements include the accounts of Axion, and its wholly owned subsidiaries, APC and C&T (collectively, the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation: The financial statements have been presented in a “development stage” format in accordance with the provisions of Statement of Financial Accounting Standards (FASB) No. 7, Accounting and Reporting by Development Stage Enterprises. Since inception, the Company’s primary activities have been raising capital, obtaining financing, developing Axion’s energy storage technology and testing its proposed products.

Segment Reporting: Management has determined that the Company is organized, managed and internally reported as one business segment. While Axion is a Delaware corporation, its principal assets during the period ended December 31, 2003 and the years ended December 31, 2004 and 2005 were located at APC, a wholly owned subsidiary that was organized under the laws of Canada and did business in the Province of Ontario. At December 31, 2005, 2004 and 2003, the Company had no substantial business or properties in the U.S. The Company purchased the manufacturing assets of a failed small lead-acid battery manufacturing plant located in New Castle, Pennsylvania in early 2006 from a bank. As of December 31, 2006 the Company closed all Canadian facilities.

Foreign Currency Translation:  The accounts of APC and C&T are measured using the Canadian dollar as the functional currency for all the periods presented in the financial statements. The translation from Canadian dollars to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at each of the balance sheet dates, and for the revenue and expense accounts using the average rate in effect during the periods. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Gains or losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations as incurred. The gains or losses arising from the inter-company loan denominated in U.S. dollars are directly reflected in other comprehensive income, as the amounts are not expected to be repaid in the foreseeable future.

Cash and Cash Equivalents:  For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

The Company’s cash and cash equivalents are on deposit with banks. Only a portion of the cash and cash equivalents would be covered by deposit insurance and the uninsured balances are substantially greater than the insured amounts. Although cash and cash equivalent balances exceed insured deposit amounts, management does not anticipate non-performance by the banks.

Fair Value of Financial Instruments: FASB No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, amounts payable to related parties, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, which were generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Patents: Patent acquisition and application costs are recorded at cost and amortized over their remaining useful life, not to exceed their legal life, beginning with the date the asset is placed in service.

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB No. 144 (FASB 144), “Accounting for the Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We have fully impaired patent costs for all periods presented resulting in an impairment loss of $25,126, $91,363, and $51,399 in 2003, 2004 and 2005 respectively. This is based on the conclusion that future cash flows were not readily determinable and there was no way to reasonably estimate the expenses to be incurred in commercializing the patents. We have fully impaired patent costs for all periods presented. For further detail see the restatement notes below.

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

Impairment of Notes Receivable (Mega-C): The Company tests its notes receivable for collectability pursuant to the standards in the FASB No. 5, Accounting for Contingencies (FASB 5). Based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5, the Company fully impaired notes receivable for all periods presented resulting in an impairment loss of $542,290, $346,370 and $328,356 in 2003, 2004, and 2005 respectively. See Notes 4, 5, & 6 about restatements herein.

Comprehensive Income: The Company follows FASB No. 130, “Reporting Comprehensive Income.” Comprehensive income, as defined by Statement 130, is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company’s net loss, the change in equity components under comprehensive income include the foreign currency translation adjustment.

Stock-Based Compensation: Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost is recognized for stock options, if any, ratably over the vesting period. The Company discloses additional pro forma information as required under FASB No. 123, “Accounting for Stock-Based Compensation”, which shows the effects to the reported net loss had the Company elected to recognize compensation costs based on fair value of the options at the date of grant. Stock options and warrants issued to non-employees are recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable.

Earnings per Common Share: Basic earnings per share is computed by dividing income applicable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements, interest expense and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004 and 2005, weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612 and 2,970,730, respectively, for the fiscal years, reflecting the addition of dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period (September 18, 2003 to December 31, 2005) is 1,960,824 shares.

Income Taxes: Deferred income taxes are recorded in accordance with FASB No. 109, “Accounting for Income Taxes,” or FASB 109, and deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. FASB 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. The Company has determined it more likely than not that the deferred tax asset resulting from these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on actual results and the mix of income or loss in domestic and foreign tax jurisdictions in which operations take place.

Research and Development: Research and development costs are recorded in accordance with FASB No, 2, “Accounting for Research and Development Costs,” which requires that costs incurred in research and development activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of research and development activities relate to (i) in-house work conducted by the Company; (ii) costs incurred in connection with contracts that outsource research and development to third party developers; and (iii) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process research and development. All research and development costs have been expensed.

The Company has reclassified all amounts paid and the value of the warrants issued to acquire the technology from C&T as a purchase of in-process research and development. Those amounts were previously reported as intangible assets on the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and the period ended 2003, and have been charged to expense during the period ended December 31, 2003 in connection with the restatement. The decision to charge the acquisition cost of the technology was based on management’s determination that the technology was not fully developed at the acquisition date, there was no assurance that the technology would be successfully developed and there was no assurance that the cost of the technology could be recovered through future amortization charges. See Notes 4, 5, and 6 about restatements herein.

Recent Accounting Pronouncements:

In December 2004, the FASB issued FASB No. 123 (revised 2004) “Share-Based Payment,” or FASB No. 123(R). FASB No. 123(R) revises FASB No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. FASB No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. FASB No. 123(R) is effective for companies filing under Regulation S-B, Integrated Disclosure System for Small Business Issuers, (Regulation S-B) as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be its first quarter of the year ending December 31, 2006. Accordingly, the provisions of FASB No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. See the note captioned “Equity Compensation,” for expected impact of the adoption of FASB 123(R), related to options outstanding at December 31, 2005.

In December 2004, the FASB issued FASB No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which was effective for the Company starting July 1, 2005. Under FASB No. 153, the Company measured assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FASB No. 153 did not have a material effect on the consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of FASB 154 will have a material impact on its financial statements.

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2006.

In September 2006, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This method is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for the Company as of December 31, 2006. The adoption of SAB 108 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2006, the FASB issued FASB No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While FASB No. 157 does not apply under accounting pronouncements that address share-based payment transactions covered by FASB No. 123, it establishes a theoretical framework for analyzing fair value measurements that is absent from FASB No.123. We have relied on the theoretical framework established by FASB No. 157 in connection with certain valuation measurements that were made in the preparation of these financial statements.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” (FASB 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2009, with early adoption permitted. We are currently evaluating what effect the adoption of FASB 159 will have on our consolidated financial statements.

In December of 2006 the Financial Accounitng Standards Board issued FSP No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured. The FSP also clarifies that a financial instrument subject to a registration payment arrangement should be separately accounted for in accordance with the applicable guidance without regard to the registration payment arrangement’s contingent obligation. The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We are currently evaluating what effect the adoption of FSP No. EITF 00-19-2 will have on our consolidated financial statements.

Note 4 — Restatement of 2003 Financial Statements

The Company restated its consolidated balance sheet at December 31, 2003 and its consolidated statement of operations for the period then ended to correct errors reported in the originally filed financial statements. The following table reconciles the previously filed consolidated balance sheet at December 31, 2003 with the restated consolidated balance sheet included in this report.

	December 31, 2003
	Reported	Adjustments	Ref	Restated
Cash and cash equivalents	$455,369	$(196,937)	(1)	$258,432
Notes receivable	388,148	(388,148)	(2)	-
Intangible assets	1,794,000	(1,794,000)	(3)	-
Total assets	$2,637,517	$(2,379,085)		$258,432

Accounts payable and accrued expenses	$88,000	$91,702	(1)	$179,702
Convertible debt - related parties	-	50,017	(4)	50,017
Amounts payable to related party (C&T)	1,159,000	849,549	(1) (5)	2,008,549
Total liabilities	1,247,000	991,268		2,238,268

Common stock	1,261	(194)	(6)(10)	1,067
Additional paid-in capital	1,895,556	(372,882)	(7)(10)	1,522,674
Subscriptions receivable	-	(350,000)	(1)(6)	(350,000)
Deficit accumulated during development stage	(506,300)	(2,590,730)		(3,097,030)
Cumulative foreign currency adjustment	-	(56,547)	(8)	(56,547)
Total stockholders’ equity (deficit)	1,390,517	(3,370,353)		(1,979,836)
Total liabilities and stockholders’ equity (deficit)	$2,637,517	$(2,379,085)		$258,432

The following table reconciles our previously filed consolidated statement of operations for the period ended December 31, 2003 with the restated consolidated statement of operations included in this report.

	Period Ended December 31, 2003
	Reported	Adjustments	Ref	Restated

General and administrative expenses	$252,865	$(51,831)	(1)(7)(8)	$201,034
Research and development expenses	253,435	2,075,145	(1)(2)(3)(5)(8)	2,328,580
Impairment of assets	-	567,416	(2)(9)	567,416
Net loss before and after taxes	$(506,300)	$(2,590,730)		$(3,097,030)

Basic and diluted net loss per share	$(0.17)	$(0.74)		$(0.91)
Weighted average common shares outstanding	3,002,515	402,485	(11)	3,405,000

Reference Notes:

1.
During the restatement the Company identified certain “cut-off adjustments” related to cash, current liabilities, subscription receivables and operating expenses. “Cut-off adjustments” refers to the proper determination of which accounting period a transaction should be recorded in, particularly with transactions close to or overlapping the end of an accounting period.

2.
The Company recorded $388,148 in advances to Mega-C Power Corporation as notes receivable and did not impair the notes for reporting purposes. In addition, the Company initially recorded invoices relating to Mega C advances as research and development expense amounting to $154,142. In 2004, the Company adjusted these amounts with a reclassification from research and development to notes receivable. Accordingly, the total note receivable in 2003 amounted to $542,290 which has been expensed in 2003 as uncollectible accounts and impairment of assets. During the restatement, the Company properly recorded the transaction in 2003 as an advance to Mega-C Power Corp. and reduced research and development expense. In the restated financial statements the Company has fully impaired the total note amount based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5.

3.
The Company reported $1,794,000 of acquisition costs for the technology as a capital asset even though the technology was not fully developed on the acquisition date and should have been classified as a purchase of in process research and development. In the restated financial statements the Company has fully expensed these costs as in process research and development.

4.
The original financial statements disclosed proceeds from the sale of common stock; however the proceeds were initially related to convertible debt which, subsequently was converted to common stock. All convertible debt issued during 2003 was converted to common stock as of December 31, 2003, except for $50,017, which was converted in January 2004.

5.
In the restated financial statements, the Company accrued an additional obligation related to the acquisition of the in-process research and development. This obligation was satisfied subsequent to December 31, 2003 with the issuance of 1,562,900 warrants valued at $563,872 which were initially valued and recorded at $25,000 and presented as issued in 2003.

6.	During the restatement, the Company determined the following with respect to the reverse acquisition between Tamboril and Axion Power Corporation:

•
The original financial statements included the equity activity of Tamboril, (the public shell company), prior to the reverse merger on December 31, 2003. The restated financial statements include the equity acquired from Tamboril as one line under the caption “Equity acquired in recapitalization” on the statement of stockholder’s equity;

•
The original financial statements included the historical activity of Axion Power Corporation, (the operating company), as one line in the Statement of Stockholder’s Equity under the caption “Acquisition of Axion Power and effect of reverse merger”. In the restated financial statements, the Company separately stated the activity of Axion Power Corporation prior to the merger; and

•
The original financial statements reported the reverse acquisition as one transaction in 2003. During the restatement the Company determined that the reverse acquisition occurred in a first closing on December 31, 2003 and a second closing on January 9, 2004. The restated financial statements reflect the issuance of these shares in the proper period.

7.	The adjustments aggregating $372,882 related to additional paid in capital are as follows:

•	$24,788 increase relating to the discount related to warrants issued with convertible debt and forgiven interest associated with the convertible debt converted during 2003;

•	$38,000 increase related to stock offering costs that were originally recorded erroneously;

•	$31,758 decrease relating to the Company reversing the fair value of options and warrants recorded in 2003 that were actually issued in January, 2004;

•
$450,000 decrease relating to 1) $50,000 conversion of convertible debt to common stock that actually occurred during 2004 2) $400,000 of proceeds received in January, 2004 originally recorded in 2003;

•	$48,936 increase relating to the valuation of shares for services originally not valued; and

•	Other miscellaneous and immaterial adjustments which account for the difference of $2,848.

8.	The Company identified adjustments relating to foreign currency transaction gains or losses and foreign currency translation adjustments based on the other adjustments.

9.	The Company identified patent costs that were not initially accrued amounting to $25,126. Management has determined that these amounts are impaired and have written them off to expense.

10.
As of result of the November 21, 2006, Mega C Chapter 11 plan of reorganization, the Trust was required to return 1,000,000 shares of the Company’s common stock transferred to The Trust for the Benefit of the Shareholders of Mega-C Power Corp. (the Trust) in conjunction with the original reverse acquisition on December 31, 2003 for cancellation by the Company. In the restated financial statements, the Company retroactively adjusted the return of 1,000,000 shares against the original shares issued to the Trust that resulted in a reduction of $100 in the value of common stock and increase in additional paid in capital at December 31, 2003.

11.	Weighted average shares outstanding have been updated to reflect the restatements above.

Note 5 — Restatement of 2004 Financial Statements

The Company has restated its consolidated balance sheet at December 31, 2004 and its consolidated statement of operations for the year then ended to correct for errors reported in the originally filed financial statements. The following table reconciles the previously filed consolidated balance sheet at December 31, 2004 with the restated consolidated balance sheet included in this report.

	December 31, 2004
	Reported	Adjustments	Ref	Restated
Cash and cash equivalents	$46,486	$2,221	(1)	$48,707
Refundable tax credits	-	166,003	(2)	166,003
Prepaid expenses	14,992	(2,779)	(1)	12,213
Total current assets	61,478	165,445		226,923

Property and equipment, net	97,606	(1,967)	(3)	95,639
Notes receivable	958,523	(958,523)	(1)(4)	-
Intangible assets	1,920,522	(1,920,522)	(1)(5)(6)	-
Total assets	$3,038,129	$(2,715,567)		$322,562

Accounts payable and accrued expenses	$643,758	$(53,490)	(1)	$590,268
Amounts payable to related party (C&T)	1,100,500	903	(1)	1,101,403
Total liabilities	1,744,258	(52,587)		1,691,671

Common stock	1,396	(100)	(7)(8) (11)	1,296
Additional paid-in capital	4,670,497	840,557	(9)	5,511,054
Deficit accumulated during development stage	(3,414,418)	(3,336,249)		(6,750,667)
Cumulative translation adjustment	36,396	(167,188)	(10)	(130,792)
Total stockholders’ equity (deficit)	1,293,871	(2,662,980)		(1,369,109)
Total liabilities and stockholders’ equity (deficit)	$3,038,129	$(2,715,567)		$322,562

The following table reconciles the previously filed consolidated statement of operations for the year ended December 31, 2004 with the restated consolidated statement of operations included in this report.

	Year Ended December 31, 2004
	Reported	Adjustments	Ref	Restated

General and administrative expenses	$1,376,031	$122,334	(1)(9)(10)	$1,498,365
Research and development expenses	1,551,790	319,417	(1)(3)	1,871,207
Impairment of assets	-	437,733	(4)(6)	437,733
Other income	(19,703)	(133,965)	(2)(10)	(153,668)

Net loss before and after taxes	$(2,908,118)	$(745,519)		$(3,653,637)

Basic and diluted net loss per share	$(0.22)	$(0.08)		$(0.30)
Weighted average common shares outstanding	13,180,689	(1,005,200)	(12)	12,175,489

Reference Notes:

1.
During the restatement the Company identified certain cut-off adjustments related to cash, prepaid expenses, note receivables, current liabilities, and operating expenses. “Cut-off adjustments” refers to the proper determination of which accounting period a transaction should be recorded in, particularly with transactions close to or overlapping the end of an accounting period.

2.
During the restatement the Company recorded a $166,003 refundable research and development tax credit from the Province of Ontario from 2004 which the Company previously did not record until 2005 because collection was not assured. Subsequently, this credit was received in 2007.

3.	During the restatement the Company recorded an additional $1,967 of depreciation expense for assets which were not originally depreciated.

4.
The Company recorded $542,290 in 2003 and another $416,232 in 2004 in advances to Mega-C Power Corporation as notes receivable and did not impair the notes for reporting purposes. In the restated financial statements the Company has fully impaired these note receivables based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5. Further, since this item was originally recorded as an asset on a Canadian subsidiary with a functional currency of the Canadian Dollar, the balance sheet effect of the change varies from the income statement charge through impairment of assets.

5.
The Company reported the initial $1,794,000 of acquisition costs for the Company’s technology as a capital asset even though the technology was not fully developed on the acquisition date and should have been classified as a purchase of in process research and development. The Company has fully expensed these costs as in process research and development in 2003.

6.
The Company determined that the original patent costs capitalized of $91,363 were impaired and has been written off to expense. The remainder of the adjustment relates to patent costs written off in 2003 due to cutoff adjustments.

7.
The original financial statements disclosed proceeds from the sale of common stock; however proceeds were initially convertible debt which, subsequently was converted to common stock. All convertible debt issued was converted to common stock as of January 9, 2004 including $50,017 from 2003.

8.
The original financial statements reported the reverse acquisition as one transaction in 2003. During the restatement the Company determined that the reverse acquisition occurred in the first closing on December 31, 2003 and the second closing on January 9, 2004. The restated financial statements reflect the issuance of these shares in the proper period.

9.	The adjustments aggregating $840,557 related to additional paid in capital are as follows:

•	$111,724 increase related to transactions during 2003, as further described in Note 4;

•	$72,000 increase relating to the valuation of shares for services that was originally not valued;

•	$34,375 increase relating to recording the intrinsic value of options granted to employees that was originally not valued;

•	$24,264 increase relating to the reversal of stock offering costs that were originally erroneously recorded;

•	$65,269 increase relating to the increase in the valuation of options issued for services;

•	$538,872 increase relating to the change in the valuation of 1,562,900 warrants issued to a related party for the purchase of in process research and development noted in 2003;

•	Other miscellaneous and immaterial adjustments which account for the difference of the dollar amount adjusted of $5,947.

10.
The Company identified adjustments relating to foreign currency transaction gains or losses and foreign currency translation adjustments. In addition, the Company reclassified the transaction gain or loss on foreign currency to general and administrative expense on the restated financial statements to be consistent with all periods presented.

11.
As of result of the November 21, 2006, Mega C Chapter 11 plan of reorganization, Trust was required to return 1,000,000 shares of the Company’s common stock distributed to the Trust in conjunction with the original reverse acquisition on December 31, 2003 for cancellation by the Company. In the restated financial statements, the Company retroactively adjusted the return of 1,000,000 shares against the original shares issued to the Trust that resulted in a reduction of $100 in the value of common stock and increase in additional paid in capital at December 31, 2003 that carried over into 2004.

12.
Weighted average shares outstanding changed due to 1) 1,000,000 share decrease due to the retroactive change in shares relating to the reverse acquisition in reference 11 above and 2) 5,200 share decrease due to restating the timing of shares issued in conjunction with the reverse acquisition in reference 8 above.

Note 6 — Restatement of 2005 Financial Statements

We have restated our balance sheet at December 31, 2005 and our statement of operations for the year then ended to correct errors in the originally filed financial statements. The following table reconciles our previously filed consolidated balance sheet at December 31, 2005 with the restated consolidated balance sheet included in this report.

	December 31, 2005
	Reported	Adjustments	Ref	Restated
Cash and cash equivalents	$553,001	$-		$553,001
Refundable tax credits	171,600	171,600	(1)	343,200
Prepaid expenses	44,446	-		44,446
Total current assets	769,047	171,600		940,647

Property and equipment, net	264,942	-		264,942
Notes receivable	1,287,189	(1,287,189)	(2)	-
Intangible assets	2,154,066	(2,154,066)	(3)(4)	-
Total assets	$4,475,244	$(3,269,655)		$1,205,589

Accounts payable and accrued expenses	$870,594	$(24,264)	(5)	$846,330
Note payable to related party	180,231	-		180,231
Total liabilities	1,050,825	(24,264)		1,026,561

Convertible preferred stock	1,454,897	-		1,454,897
Common stock	1,760	(100)	(6)	1,660
Additional paid-in capital	15,027,134	923,039	(7)	15,950,173
Stock subscriptions receivable	(721,000)	-		(721,000)
Deficit accumulated during development stage	(12,576,888)	(3,774,242)		(16,351,130)
Cumulative translation adjustment	238,516	(394,088)	(8)	(155,572)
Total stockholders’ equity	3,424,419	(3,245,391)		179,028
Total liabilities and stockholders’ equity	$4,475,244	$(3,269,655)		$1,205,589

The following table reconciles our previously filed consolidated statement of operations for the year ended December 31, 2005 with the restated consolidated statement of operations included in this report.

	Year Ended December 31, 2005
	Reported	Adjustments	Ref	Restated
General and administrative expenses	$4,420,170	$65,005	(7)(8)	$4,485,175
Research and development expenses	1,635,377	(1,782)	(8)	1,633,595
Impairment of assets	-	379,755	(2)(4)	379,755
Other income	(168,427)	(4,985)	(8)	(173,412)

Net loss before and after taxes	(5,887,120)	(437,993)		(6,325,113)
Less preferred dividends & beneficial conversion	(3,275,351)	-		(3,275,351)
Net loss applicable to common shareholders	$(9,162,471)	$(437,993)		$(9,600,464)

Basic and diluted net loss per share	$(0.60)	$(0.07)		$(0.67)
Weighted average common shares outstanding	15,238,585	(1,000,000)	(6)	14,238,585

Reference Notes:

1.
As noted in the note captioned “Restatement of 2004 Financial Statements,” the Company recorded $166,003 of refundable research and development tax credit from the Province of Ontario from 2004 which the Company previously did not record until 2005 because collection was not assured. The difference from the above is due to the exchange rate as of December 31, 2004 adding $5,597 to the value of the asset. Subsequently, this credit was received in 2007. In addition, during the restatement, the Company recorded $171,600 of refundable research and development tax credit related to 2005, which the Company previously did not record because collection was not assured. The credit was received in 2007.

2.
The Company recorded $542,290 in 2003, another $416,232 in 2004 and $328,667 in 2005 in advances to Mega-C Power Corporation as notes receivable and did not impair the notes for reporting purposes. The Company has fully impaired these note receivables based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5. Further, since this item was originally recorded as an asset on a Canadian subsidiary with a functional currency of the Canadian Dollar, the balance sheet effect of the change varies from the income statement charge through impairment of assets.

3.
The Company reported the initial $1,794,000 of acquisition costs for the Company’s technology as a capital asset even though the technology was not fully developed on the acquisition date and should have been classified as a purchase of in process research and development. The Company has fully expensed these costs as in process research and development in 2003. Further, since this item was originally recorded as an asset on the Canadian subsidiary with a functional currency of the Canadian dollar, an additional asset of $176,000 related to foreign currency translation adjustments has been eliminated in the restated financial statements.

4.
The Company determined that the original patent costs capitalized of $51,399 were impaired and has been written off to expense. The remainder of the adjustment relates to patent costs written off in 2003 and 2004.

5.	The Company determined that it was not obligated to pay an invoice in the amount of $24,264 that was erroneously charged in 2004 relating to stock offering costs.

6.
As of result of the November 21, 2006, Mega C Chapter 11 plan of reorganization, Trust was required to return 1,000,000 shares of the Company’s common stock distributed to the Trust in conjunction with the original reverse acquisition on December 31, 2003 for cancellation by the Company. In the restated financial statements, the Company retroactively adjusted the return of 1,000,000 shares against the original shares issued to the Trust that resulted in a reduction of $100 in the value of common stock and increase in additional paid in capital at December 31, 2003 that carried over into 2005. This also resulted in a decrease of 1,000,000 shares in the weighted average shares outstanding.

7.	The adjustments aggregating $923,039 to additional paid in capital are as follows:

•	$838,697 increase relating to equity transactions recorded during 2003 and 2004 further described in Note 4 and Note 5 respectively;

•	$82,862 increase relating to recording the intrinsic value of options granted in 2004 to employees over the vesting period that was originally not valued;

•	Other miscellaneous and immaterial adjustments which account for the difference of the dollar amount adjusted of $1,480.

8.	The Company identified adjustments relating to foreign currency transaction gains or losses and foreign currency translation adjustments.

Note 7 — Mega-C Trust (the Trust)

Trust rationale: Mega-C Power Corp (Mega-C) was a company that previously held limited and non-exclusive license rights to the technology that APC licensed, , then purchased, from C&T. Mega-C had ceased substantive operations as a result of the investigation of the promoters and management by the Ontario Securities Commission (OSC) and was forced into bankruptcy in April, 2004. The Trust was created at the time of the reverse acquisition in response to the potential perceived equities of the Mega-C shareholders and risks of the situation. APC’s founders believed that the investors in Mega-C might be able to assert a variety of equitable claims to the energy storage technology the Company acquired from C&T. The Trust document required that when the Trust made its distribution; the beneficiary waived any claims on all parties. Therefore, while Axion had no control over the Trust, its mandates were believed to be an effective way to eliminate conflicting claims to the technology. The Company’s founders were also shareholders in Mega-C.

Shortly after the formation of the Trust, Mega-C’s promoters filed suit against Axion and APC’s founders. In response, Axion and its affiliates filed an involuntary bankruptcy proceeding against Mega-C to force a judicial resolution.

Trust corpus: The original corpus of the Trust was 7,327,500 shares of the common stock that APC’s shareholders had rights to in connection with the reverse acquisition on December 31, 2003. In connection with the execution of the Amended and Restated Trust Agreement in February 2005, which formally recognized the jurisdiction of the bankruptcy court on all matters, Axion issued 500,000 additional shares to the Trust. This occurred in the fiscal year ended December 31, 2005. This issuance was considered Axion’s contribution to the Trust to obtain clear title to the technology and resolve all related matters. Accordingly, the shares were recorded as an expense for accounting and financial reporting purposes. The stock issuance transaction was valued at $1,525,000, which represents the value of the shares on the date of issuance. As a result of the bankruptcy court’s ruling in November, 2006 (See the footnote captioned “Subsequent Events”) 1,500,000 were returned to the Company for cancellation in 2006, of which 1,000,000 represents an adjustment to the reverse acquisition and 500,000 represents a return of the 2005 augmentation. (See the footnote captioned “Stockholder’s Equity.”)

Trust Operations: The Trust did not conduct any substantive operations because Mega-C Power was forced into involuntary bankruptcy shortly after the Trust’s inception. As a result of the confirmation of Mega-C’s plan of reorganization on November 21, 2006 the Trust is now governed by a court appointed Trustee along with a court appointed Board from the Trust’s beneficiaries, none of which are Axion’s founders or management.

Trust status: See “Subsequent Events” for disclosure about the ultimate result of the litigation.

The Trust for the Benefit of the Shareholders of Mega-C Power Corp. consolidation: Under FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities an interpretation of ARB No. 51, (FIN 46R), reporting companies are required to consolidate a related variable interest entity (“VIE”) when the reporting company is the “primary beneficiary” of that entity and holds a variable interest in the VIE. The determination of whether a reporting company is the primary beneficiary of a VIE ultimately turns on whether the reporting entity will absorb a majority of the VIE’s anticipated losses or receive a majority of the VIE’s anticipated gains.

Variable Interest Entity

The Trust may be a variable interest entity because it has required outside infusions of cash over its existence.

Variable Interest

The Company analyzed its transactions with and relationship to the Trust and concluded that it may have had a very small variable interest in the Trust based on its obligation to perform the acts necessary to have the SEC declare a registration statement effective. Further, Axion appeared to have had a limited variable interest based on its obligation, pursuant to the requirements in the Trust instrument that Axion pay Trust expenses until the required registration statement was declared effective. However, in reality, Axion never paid any significant Trust expenses for three reasons: (1) while the Trust included a provision for payment of expenses, no significant expenses were ever paid, (2) the Trust suspended operations on April 4, 2004 when Mega-C Power Corp. entered bankruptcy; and (3) the explicit obligation the Company had to pay certain expenses of the Trust ended on January 7, 2005 when the required registration statement was declared effective. The Company’s relationship to and transactions with the Trust, based on actual transactions, constituted a very small variable interest, if any, compared to other entities who provided much larger amounts of support to the Trust, for which the Company had no responsibility. Further no shares were expected to be returned to Axion at the time these assessments were made. The relative size of the variable interest is relevant to the determination of the primary beneficiary, as discussed below.

Primary Beneficiary

Axion did not and will not absorb a majority of the Trust’s anticipated losses or derive the benefit of a majority of the Trust’s gains, if any, at any time. The primary beneficiary, at the time of assessment, based on an assessment of what entity (entities) absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, was the creditors and shareholders of Mega-C Power Corp, as a group. These were the entities, as groups, who would be affected by increases and decreases in the Trust’s primary asset, the Axion stock. These two groups will also suffer a diminution in assets available for distribution to them because of the expenses the Trust incurs. The increases and decreases in the value of the Axion stock in the Trust will have no effect on Axion. Axion may have had a very limited obligation in the first quarter of 2004 but few, if any, expenses were incurred by the Trust in that quarter. In the second quarter, Mega-C Power Corp. entered bankruptcy and the Trust became dormant and, effectively, under the Bankruptcy Court. Upon registration of the Trust shares in January 2005 Axion’s obligation to the Trust ended.

Based on the above, Axion was not the primary beneficiary and accordingly, Axion is not required to consolidate the Trust. Through this series of business transactions, Axion accomplished its business strategy for perfecting title to the battery technology when the Bankruptcy Court in Reno confirmed the bankruptcy plan in 2006.

Note 8 —Notes Receivable

The notes receivable reflected in the Company’s previously filed financial statements represented non-interest bearing advances that the Company made to Mega-C both before and after the filing of the Chapter 11 case on April 4, 2004. The Company determined the carrying value at December 31, 2003 (which included advances made in the short period from September 18, 2003 to December 31, 2003 and all subsequent advances made in the fiscal years ended December 31, 2004 and 2005 to be fully impaired due to lack of evidence of collectability. Accordingly, advances made during the short period from September 18, 2003 to December 31, 2003 and the fiscal years ended December 31, 2004 and 2005 were determined to be impaired as the advances were made and expenses in each of the respective years as the advances were made.

The Company restated its financial statements as of December 31, 2003, 2004 and 2005 and for the periods then ended by recording an allowance for doubtful accounts, in an amount equal to the aggregate of the advances, against the Mega-C advances as the advances were made. See Notes 4, 5, and 6 for details. The loss related to this allowance is included in the caption “Impairment of Assets” in the accompanying Statement of Operations.

Pursuant to the settlement agreement discussed below in the note captioned “Subsequent Events,” the Company compromised its creditor claims in the Mega-C bankruptcy proceeding for $100.

Note 9 — Property and Equipment

The company had no property and equipment at December 31, 2003. A summary of property and equipment at December 31, 2005 and 2004 is as follows:

	Estimated useful	Restated
	life	2005	2004
Asset deposit		$80,000	$-
Machinery & equipment	5 years	270,902	118,519
Less accumulated depreciation		85,960	22,880
Net		$264,942	$95,639
Depreciation expense		$58,157	$22,880

Note 10 — Transactions with a related party (C&T)

APC entered into a license agreement with C&T in November 2003, which required periodic payments until the unpaid balance was reduced to $1,000,000. The final payment of $1 million was payable after the completion of preliminary beta testing of the technology. Preliminary beta testing was completed in early 2005 and in March 2005, the balance of the obligation to C&T was satisfied through the issuance of 100,000 shares of preferred stock. (See the note captioned “Stockholder’s Equity” and “Commitments and Contingencies.”

Under the November 2003 Development and License Agreement between APC and C&T, APC agreed to:

•	pay $794,000 to C&T in periodic payments;;

•	pay $1 million to C&T when beta testing of the technology was successfully completed;

•	issue 12.5% of APC’s common stock to C&T;

•	pay royalties of 3.75% to C&T on future sales of products based on the technology, and,

•	if APC becomes a public company, listed on a major exchange, issue an additional 12.5% of APC’s common stock for the acquisition of all outstanding shares of C&T stock.

In January 2004, the terms of the agreement with C&T were renegotiated and the Company agreed to:

•	assume APC’s obligation to pay the remaining balance of the $794,000 obligation;

•	assume APC’s obligation to pay the $1 million contingent payment; and

•
issue 1,562,900 warrants (25,000,000 pre 16:1 reverse split) to C&T in exchange for its residual interest in the technology, including its patents; its reserved rights to develop the technology for use in mobile applications and consumer products; and any reserved royalties that were paid by Mega-C and Mega-C Technologies, Inc (MCT) under C&T’s earlier agreements with those companies, and the shares of C&T will be transferred to Axion upon final payment of the obligation under the license agreement.

In its previously filed financial statements for the years ended December 31, 2005, 2004 and 2003, the Company reported its investment in the technology as an intangible asset. As a result of the audit committee’s reassessment of the company’s accounting practices and procedures, after inquiries from the SEC, management concluded that amounts paid and payable to C&T, as well as the value of the warrants issued in connection with the Company’s purchase of the technology should have been expensed as in-process research and development when the liabilities were incurred because the technology was not fully developed when the license was executed and there were no alternative future use in its existing state. Similarly, the Company concluded that the amounts paid in relation to patents, patent applications and other intellectual property protection should have been impaired on a current basis because there was no assurance that those costs could be recovered through future cash flows.

The Company restated its financial statements as of December 31, 2005, 2004 and 2003 and for the years then ended to eliminate the carrying value of the intangible asset on its balance sheet and correctly report the expenses associated with the purchase of in-process research and development and the acquisition of additional patents. The following paragraphs summarize the adjustments:

December 31, 2003 - The asset section of the Company’s balance sheet reflected $1,794,000 as a “future interest in affiliate company” as a long term-intangible asset. The liabilities section of the balance sheet reflected $1,159,000 as the “balance payable to acquire future interest in affiliate company.” The $635,000 difference between these two values represented the amounts paid to C&T during the period between November 15, 2003 (the date of the Development and License Agreement) and January 9, 2004 (the date of the renegotiation of the C&T contract). Of this amount, $350,000 was actually paid during 2003 and the balance was paid in January 2004.

In the restated financial statements included in this report, the January cash payment has been reclassified as a 2004 event; the $1,794,000 obligation has been charged to expense as a purchase of in-process research and development; and the liability to C&T has been adjusted to $444,000, which represents the unpaid balance of the Company’s $794,000 fixed payment obligation to C&T at December 31, 2003. The $1 million beta completion payment obligation to C&T is reflected as a contingency and recorded as a liability in the restated financial statements as of December 31, 2003 because-completion was considered probable.

In the restated financial statements, the Company accrued an additional obligation of approximately $564,000 to C&T in exchange for its residual interest in the technology as more fully described above. That obligation was satisfied after year end by the issuance of 1,562,900 warrants. Those warrants were initially valued at $25,000, recorded and presented as issued in 2003 as originally filed.

December 31, 2004 - The asset section of the Company’s balance sheet included in the Form SB-2 filed in April of 2005 reflected $1,794,000 as a “contingent future interest in affiliate company” under the caption “Other Assets.” The liabilities section of the balance sheet reflected $100,500 as “balance payable to acquire future interest in affiliate company” and $1,000,000 as the “contingent portion payable to acquire future interest in affiliate company.”

In the restated financial statements included in this report, the liability to C&T has been reduced to $100,500 and is included as amount payable to C&T, which represents the unpaid balance of the Company’s $794,000 fixed payment obligation to C&T at December 31, 2004. The $1 million beta completion payment obligation to C&T has been included as amounts payable to C&T based on the likelihood being considered probable. Additionally, the company issued 1,562,900 warrants (pre split 25,000,000 warrants) valued at approximately $564,000 in 2004 where the transaction had initially been recorded at $25,000 in 2003. The increase to the value of the warrants was charged to in process research and development during 2003 and credited to additional paid in capital in 2004.

December 31, 2005 - The asset section of the Company’s balance sheet reflected $2,154,066 of “intangible assets” as a long-term asset of which $1,970,243 related to the intangible asset acquired from C&T (the fluctuation in the cost from 2004 to 2005 can be attributed to the fluctuation in the foreign exchange rate at the balance sheet date.).

The statements do not reflect a contingent liability for certain tangible personal property owned by C&T labs, Inc. an affiliate of C&T that the Company has the option to purchase. The liability for $103,384 (Canadian) approximately $84,000 in US dollars was recorded in April 2006 at the time the Company elected to purchase the assets.

Note 11- Convertible Debt

During 2003, the Company obtained financing of $1.5 million from existing shareholders and other investors, which includes (1) convertible promissory notes with an aggregate principal amount of $1.5 million which bear interest at 12% and mature in 2005; and (2) warrants to purchase, at any time prior to January 1, 2005, an aggregate of 608,600 shares of the Company's common stock at exercise prices ranging from $1.50 to $ 3.00 per share. These notes are convertible at amounts ranging from $1.00 to $2.00 (post reverse stock split) into 1,158,333 shares of common stock. As of December 31, 2003, $350,000 of proceeds related to these notes had not yet been received by the Company. This amount is included in subscription receivable as of December 31, 2003, because the notes were converted to common stock prior to December 31, 2003.

The Company used the Black-Scholes-Merton option pricing model in valuing the detachable warrants. The inputs for the valuation analysis of the warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate. The key inputs for the valuation analysis at December 31, 2003 were a volatility of 57%, common stock value of $1.00 and a risk free interest rate of 4.0%. In accordance with Accounting Principles Board Opinion 14, Accounting Principles Board Opinion No. 14 (As Amended) Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14) the Company recorded the warrants as a debt discount with offsetting charges to additional paid-in capital for relative their fair value of $86,402. The discount is amortized using the “effective yield” method.

During 2004, the Company obtained financing of $400,000 from an investor, which includes (1) convertible promissory notes with an aggregate principal amount of $400,000 which bear interest at 12% and mature in 2005; and (2) warrants to purchase, at any time prior to January 1, 2005, an aggregate of 233,400 shares of the Company's common stock at exercise prices ranging from $1.50 to $ 3.00 per share. These notes are convertible at amounts ranging from $1.00 to $2.00 (post reverse stock split) into 233,333 shares of common stock. These notes were converted on the same day as a result, there is no impact relating to the valuation of the related warrants and no interest was charged.

The following tables summarize the transactions regarding the notes, related discount and accrued interest for the years ended December 31, 2003, 2004, and 2005:

	Related Parties	Other	Total

Principal amount of loans	$750,000	$750,000	$1,500,000
Amount converted to common stock	(700,000)	(750,000)	$(1,450,000)
Balance at December 31,2003	50,000	-	50,000
Principal amount of loans	$400,000	-	$400,000
Amount converted to common stock	(450,000)	-	(450,000)
Balance at December 31,2004	$-	$-	$-

Related Discount and Accruals
	Related Parties	Other	Total

Discount attributable to fair value of warrants	$47,692	$38,710	$86,402
Amortization of discount through Dec 31, 2003	(7,497)	(1,717)	(9,214)
Accrual of stated interest through Dec 31, 2003	11,336	5,931	17,267
Amount converted to common stock	(49,837)	(42,924)	(92,761)
Balance at December 31,2003	1,694	-	1,694
Amount converted to common stock	(1,694)	-	(1,694)
Balance at December 31,2004	$-	$-	$-

Note 12 — Note Payable to Related Party

During the year ending December 31, 2005, the Company borrowed approximately $180,000 from a member of the board of directors. The note originally charged interest at the rate of 6% per year and was due December 10, 2005. As of December 31, 2005, the amount was still outstanding, resulting in a default interest rate of 12%. The note was fully repaid in January 2006. Interest charges of approximately $2,000 were recorded.

Note 13 — Stockholders' Equity

Authorized capital stock: As of December 31, 2005, the Company’s certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock and 12,500,000 shares of preferred stock.

Common stock: At December 31, 2005, 16,604,598 shares of common stock were issued and outstanding, as compared with 12,961,933 shares at December 31, 2004 and 10,660,818 shares at December 31, 2003. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock: At December 31, 2005, 140,000 shares of preferred stock were issued and outstanding. The Company’s certificate of incorporation authorizes the issuance of 12,500,000 shares of a blank check preferred stock. The Company’s board of directors has the power to establish the designation, rights and preferences of any preferred stock. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

Reverse Stock Split: In June 2004, the Company implemented a one share for 16 reverse stock split. All share amounts and per share information has been retroactively adjusted to give effect to the reverse split.

Equity Transactions -period ended December 31, 2003

APC and Tamboril (now Axion) reverse acquisition: In December 2003 Tamboril entered into a reverse acquisition agreement with APC. Under the terms of the agreement, all outstanding securities of APC were acquired by Tamboril in exchange for newly issued stock. Upon consummation of the transaction, the former stockholders of APC owned the majority of Tamboril’s outstanding shares and controlled Tamboril’s Board of Directors.

Prior to the reverse acquisition, APC issued rights to its founders for 1,360,000 shares of APC common stock as additional shares for money contributed through the purchase of convertible debt. Accordingly, there was no expense recorded related to these issuances of these shares. However, there was one founder that did not contribute funds in which APC valued the 170,000 shares issued as expense for services rendered during the period ending December 31, 2003 amounting to $48,953 based on the value of the shares received for the funds contributed by the other founders. The founders purchased convertible debt from APC (See the note captioned “Convertible Debt.”) for $1,450,000 of which $350,000 was not collected until 2004 which is included as a subscription receivable. These convertible debt instruments were converted prior to the merger in which 1,108,335 shares of APC common stock were issued as consideration for $1,450,000 of convertible debt.

The following collateral transactions were completed in conjunction with the original closings:

•	Tamboril had 1,875,000 shares of common stock outstanding at December 31, 2003 which is reflected as equity acquired in the recapitalization.

•
Tamboril settled $484,123 in pre-merger accrued related party compensation debt through the issuance of 233,400 warrants. No corresponding expense was recorded on the Company’s records because the debt was included on the legal acquirer’s (the shell company) records prior to the reverse acquisition.

•
Tamboril issued 9,785,818 common shares (prior to the return of 1,000,000 shares from The Trust for the Benefit of the Shareholders of Mega-C Power Corp in the fiscal year ended December 31, 2006, as disclosed in the note captioned “Subsequent Events”) and 608,600 warrants to APC’s stockholders in exchange for a substantial controlling interest in APC. This includes the common shares issued to the founders, common shares and warrants issued in conjunction with the convertible notes, and shares issued to the Mega C Trust.

As part of the above described transaction, APC shareholders, who had rights to the stock decided to have 7,147,483 shares of Tamboril shares to be issued to the Trust and APC shareholders retained the remaining shares. As a result of the November 21, 2006 Mega C Chapter 11 plan of reorganization, the Trust was required to return 1,000,000 shares of the common stock distributed to the Trust noted above for cancellation by the Company. The Company retroactively adjusted the return of the shares against the shares issued to the Trust resulting in 6,147,483 net shares issued to the Trust at December 31, 2003.

•	The original reverse acquisition was amended on January 9, 2004. See discussion of the amendment under the explanation of the equity 2004 below.

Equity Transactions -period ended December 31, 2004

Prior to the second part of the reverse acquisition on January 9, 2004, the Company adjusted the original shares issued to the founders by issuing rights to an additional 445,000 shares to the founders and 180,000 shares to the Trust. Since there was no additional service or money contributed there was no expense recorded related to the additional shares issued. Also, the Company issued 45,000 shares to the CEO which amounted to $72,000 valued at the pink sheet bid price on the date of grant. Certain related parties purchased convertible debt from APC for $400,000. The $400,000 of convertible debt purchased during 2004 and the remaining $50,000 of convertible debt outstanding at December 31, 2003 was converted into 283,333 shares of APC common stock during 2004.

2004 Private Placements: During the year ended December 31, 2004, the Company sold 823,800 shares of common stock and 463,100 warrants for net cash proceeds of $1,607,134. The Company also received $868,020 in cash proceeds from the exercise of 475,200 outstanding common stock purchase warrants. The Company issued 48,782 shares of common stock for rounding purposes in conjunction with the 2004 reverse stock split.

Equity Transactions -Year ended December 31, 2005

Augmentation of Trust and Trust Settlement: In February 2005, the Company issued 500,000 shares of common stock to The Trust for the Benefit of the Shareholders of Mega-C Power Corp. For accounting and financial reporting purposes, the stock issuance transaction was valued at $1,525,000, which represents the value of the shares on the date of issuance. This amount was charged to general and administrative expenses during the year ended December 31, 2005. There were 500,000 shares returned to the Company for cancelation in November, 2006 in connection with the bankruptcy court confirmation of the settlement. (See the footnote captioned “Subsequent Events”) Those shares were effectively the return of the 500,000 shares issued to the Trust in February, 2005. Those shares will be recorded as a reversal of the expense at fair value on the date of return in 2006 ($1,125,000) and have been subsequently cancelled. In addition, under the bankruptcy court confirmation of the settlement, the Trust corpus was reduced another 1,000,000 shares, which were returned to the Company and cancelled. The return in 2006 was the result of a negotiated settlement and there are no contingencies surrounding the Trust shares in 2005. See the disclosure in the note captioned “Mega-C Trust.” This cancellation was considered a retroactive adjustment to the shares issued in the 2003 reverse acquisition.

2005 Private Placement of Senior Preferred: In February 2005, the board of directors designated 1,000,000 shares preferred stock as 8% Cumulative Convertible Senior Preferred Stock (the “senior preferred”). The Company sold 385,000 shares of senior preferred at a price of $10 per share. The net proceeds of the offering included $2,754,110 in cash and $1,000,000 in liability conversion. At December 31, 2005, $25,000 of this amount was included in stock subscription receivables. The Senior Preferred offering originally required the sale of a minimum of 500,000 shares ($5,000,000) before the offering proceeds would be available to the Company. The purchasers of the senior preferred ultimately waived this minimum offering condition. The preferred stock has liquidation preference equal to the stated value on the payment date before any payment or distribution is made to the holders of common stock.

So long as any senior preferred shares are outstanding, the Company cannot (i) issue any series of stock having rights senior to or on parity with the senior preferred (ii) amend, alter or repeal any provision of its Certificate of Incorporation or bylaws to adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the senior preferred, or (iii) effect a reclassification of the senior preferred without the consent of the holders of a two-thirds majority of the outstanding shares. The Company is not authorized to issue any additional shares of senior preferred.

To provide for immediate cash needs during the offering period, the Company agreed to issue warrants to any purchaser of senior preferred who agreed to loan the Company the amount of the share proceeds until the $5 million minimum subscription was reached. In connection therewith, the purchasers of $565,000 of senior preferred agreed to release their subscription payments notwithstanding the minimum subscription and other restrictions in the associated private placement memorandum. As a result, the Company issued 282,500 warrants to those purchasers. By March 2005, the $5 million minimum was still not met and the Company agreed to issue 228,500 additional warrants to the purchasers of $2,285,000 of senior preferred who agreed to waive the minimum subscription requirement. The foregoing warrants are exercisable at a price of $2 per share, and expire on March 21, 2007. Since the warrants were detachable, granted in connection with the offering, immediately vested, and exercisable at a price that was less than the reported fair market value of the underlying common stock on the date of grant, the proceeds of the offering were allocated between the senior preferred and the warrants based on the relative fair value of each instrument. The assumed value of the senior preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using the Black-Scholes-Merton option pricing model. The proceeds allocated to the senior preferred amounted to $3,440,268. The effective conversion price of the senior preferred was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $2,315,482. This beneficial conversion feature was immediately recognized as additional non-cash dividends.

Holders of senior preferred have the right to convert their shares into common stock at any time, at an original conversion price of $2.00. The Company was required to register the underlying shares by April 30, 2005. The shares were not registered until June 2005 and as a result the conversion price was reduced to $1.86 per share. This reduction in the conversion price resulted in an additional beneficial conversion feature, valued at the fair value of the additional common shares issuable as a result of the reduced conversion price, amounting to $433,228.

Holders of senior preferred are entitled to anti-dilution protection for certain subsequent events, including the issuance of equity or debt securities that may be converted into common stock at a conversion price that is less than the conversion price of the senior preferred. As discussed in the note captioned “Subsequent Events,” the Company recently sold approximately 823,000 shares of Series A Preferred Stock that is convertible at a price of $1.25 per share. This stock sale triggered the anti-dilution provisions of the senior preferred stock and giving effect to all required adjustments, the adjusted conversion price of the senior preferred is now $1.68 per share as of December 31, 2006.

In September 2005, the Company offered all holders of preferred stock an early conversion incentive that was approximately equivalent to one year’s anticipated dividends on the preferred stock. While each share of senior preferred was convertible into 5.5 shares of common stock when the Company offered the early conversion incentive, 6 shares of common stock were issued for each share of senior preferred converted during the incentive period. A total of 245,000 shares were converted. The fair value of the additional common shares issued as a result of this inducement was recorded as a preferred dividend, amounting to $350,446.

The total of the beneficial conversion feature and conversion inducement for the year ended December 31, 2005 that is included in preferred dividends on the accompanying statement of operations amounted to $3,099,156. The Company analyzed the embedded derivative conversion feature and the free standing warrants issued in connection with the senior preferred and determined that the instruments are equity instruments and accordingly, are not accounted for as derivatives, requiring fair value accounting at each reporting period.

Holders of senior preferred are entitled to receive dividends at the annual rate of 8%. Dividends are payable quarterly on the last day of March, June, September and December of each year. Dividends are cumulative from the date of issuance and payable to holders of record. In order to conserve available resources, the Company will not pay cash dividends on the senior preferred in any quarter where the Company reports a net loss. Any accrued dividends that are not paid in cash will be added to the stated value of the senior preferred. Dividends accrued and added to the stated value during the year ended December 31, 2005 amounted to $176,194.

The senior preferred had an initial stated value of $10.00 per share. Accrued dividends that are not paid in cash within 10 days of a payment date will automatically be added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the expected future stated value of the senior preferred at the end of each quarter through December 31, 2007

Quarter Ended	Adjusted Stated Value	Quarter Ended	Adjusted Stated Value
31-Mar-06	$10.86	31-Mar-07	$11.75
30-Jun-06	11.07	30-Jun-07	$11.99
30-Sep-06	11.29	30-Sep-07	$12.23
31-Dec-06	11.52	31-Dec-07	$12.47

The senior preferred is redeemable by the Company under certain conditions unless the holders elect to exercise their conversion rights prior to the redemption date. Twenty percent of the senior preferred will become redeemable when the market price of the Company’s common stock exceeds $6.00 per share for at least 30 trading days within any period of 45 consecutive trading days. Thereafter, an additional twenty percent of the senior preferred will become redeemable for each $1.00 increase in the stabilized market price of the Company’s common stock. In connection with any proposed redemption of senior preferred, the Company will give each holder not less than 30 days notice of its intention to redeem a portion of the shares.

2005 Private Placement of Common Stock: Common stock private placement activities during the year ended December 31, 2005 were as follows:

•
The Company sold 600,000 units, each consisting of one share of common stock and a two-year warrant exercisable at $4.00 for a purchase price $2.00 per unit, or $1,200,000, before offering costs. As of December 31, 2005, $200,000 is included in stock subscriptions receivable, which was received in 2006.

•
A director exercised 446,000 - $1warrants/options and 25,000 - $2 options with a total exercise price of $496,000. The stock was issued and included in stock subscriptions receivable as of December 31, 2005. As of June 19, 2006, the full amount has been settled.

•	Other holders exercised 382,665 options & warrants with an aggregate exercise price of $787,395.

The private placement transactions were all exempt under Section 4(2) of the Securities Act. The securities were issued to a limited number of purchasers, all of whom are accredited investors.

Common Stock Issuances: The following table represents per share issuances of common stock from inception through December 31, 2005, pursuant to FASB No. 7, “Development Stage Enterprises”:

2003
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	9/18/2003	1,360,000	$0.00	original capitalization-no contributed capital
APC Founder	9/18/2003	170,000	$0.29	services rendered with respect to formation
Seed debt financing	12/31/2003	500,000	$1.00	conversion of debt and accrued interest to common stock
Series I convertible debt	12/31/2003	533,334	$1.50	conversion of debt and accrued interest to common stock
Series II convertible debt	12/31/2003	75,000	$2.00	conversion of debt and accrued interest to common stock
Mega-C Trust	12/31/2003	6,147,484	$0.00	In lieu of shares issuable to founders
Tamboril shareholders	12/31/2003	1,875,000	$0.00	recapitalization measured at fair market value of Tamboril assets
2003 Totals		10,660,818	$0.14

2004
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	1/9/2004	445,000	$0.00	In lieu of shares issuable to founders
Mega-C Trust	1/9/2004	180,000	$0.00	adjustment is shares issuable to founders
Officer	1/9/2004	45,000	$1.60	services rendered by former officer
Series I convertible debt-Igor Filipenko	1/9/2004	50,000	$1.00	conversion of debt and accrued interest to common stock
Series II convertible debt-Turitella	1/9/2004	133,333	$1.50	conversion of debt and accrued interest to common stock
Series III convertible debt-Turitella	1/9/2004	100,000	$2.00	conversion of debt and accrued interest to common stock
Series II common stock offering	2/1/2004	175,000	$2.00	common stock & warrants issued for cash
Series III common stock offering	3/31/2004	288,100	$3.00	common stock & warrants issued for cash
Exercise of Series I warrants	various	316,700	$1.50	warrants exercised pursuant to original terms
Exercise of Series II warrants	various	125,000	$2.28	warrants exercised pursuant to original terms
Exercise of Series II warrants	various	33,500	$3.23	warrants exercised pursuant to original terms
November emergency funding	11/1/2004	314,000	$1.50	common stock & warrants issued for cash
December emergency funding	12/1/2004	46,700	$1.50	common stock & warrants issued for cash
Fractional shareholders	12/31/2004	48,782	$0.00	shares issued due to reverse split rounding formula
2004 Totals		2,301,115	$1.34

Description:	Date	Shares	Per share valuation	Business reason:
Mega-C Trust	2/28/2005	500,000	$3.05	Trust augmentation
Banca di Unionale	3/18/2005	30,000	$2.00	conversion of Preferred and accrued dividends
Banca di Unionale	4/20/2005	20,000	$2.00	conversion of Preferred and accrued dividends
C&T employees	4/1/2005	219,000	$2.50	employee incentive share grants
7 individuals	6/10/2005	29,565	$3.57	Exercise of Director options
3 individuals	7/11/2005	190,000	$1.58	conversion of Preferred and accrued dividends
Banca di Unionale	7/11/2005	10,000	$1.60	exercise of preferred warrants
3 individuals	8/28/2005	150,000	$1.67	conversion of Preferred and accrued dividends
James Smith	9/7/2005	30,000	$1.67	conversion of Preferred and accrued dividends
2 individuals	9/28/2005	1,050,000	$1.69	conversion of Preferred and accrued dividends
2 individuals	various	226,900	$1.79	exercise of Series I warrants
3 individuals	various	91,200	$2.40	exercise of Series III warrants
2 individuals	various	25,000	$1.60	exercise of Preferred warrants
Officer	10/20/2005	446,000	$1.00	exercise of warrants and options
Officer	10/20/2005	25,000	$2.00	exercise of warrants
6 individuals	12/1/2005	600,000	$2.00	common stock and warrants
2005 Totals		3,642,665	$1.93

Warrants: The following table provides summary information on the various warrants issued by the Company in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

	2005 Restated		2004 Restated		2003 Restated
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding January 1	2,626,200	$2.21	842,000	$1.77	-	$-
Granted during year	1,111,000	3.08	2,259,400	2.35	842,000	1.77
Exercised	(494,800)	1.95	(475,200)	1.83	-	0.00
Lapsed	-	-	-	-	-	-
Outstanding at December 31	3,242,400	$2.66	2,626,200	$2.21	842,000	$1.77
Weighted average years remaining		1.50		1.65		2.04

The following table summarizes the status of the Company's aggregate warrants as of December 31, 2005:

	Warrants Outstanding		Warrants Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in years	Shares	weighted average exercise price

$1.50-$2.00	2,254,000	$2.00	1.0	2,254,000	$2.00
$2.01-$5.00	988,400	$4.17	2.7	988,400	$4.17
Total Shares	3,242,400			3,242,400

Registration Rights

General: The Company has filed a resale registration statement for the shares of common stock held by the Mega-C Trust. It has also filed or agreed to file resale registration statements for the shares of common stock issuable upon the conversion of the senior preferred and the exercise of the outstanding warrants.

Mega-C Trust: The Company registered 7,327,500 shares of common stock held by the Mega-C Trust by a registration statement the SEC declared effective January 7, 2005. .   In paragraph 1(d) of the Settlement Agreement (See footnote captioned “Subsequent Events”), the Company agreed to register 5,700,000 of those shares (the "Plan Funding Shares") which were used to fund the proposed Chapter 11 Plan.  The Company subsequently filed a post-effective amendment relating to the resale or other disposition of 1,627,500 shares, of which, 1 million represents a portion of these Plan Funding Shares and 627,500 represent shares to pay expenses of the Trust In paragraph 1(d) of the Settlement Agreement, the Company further agreed to file such additional registration statements or post-effective amendments as may be necessary or desirable to facilitate or accommodate the sale or distribution of 4,700,000 of those shares.   The Settlement Agreement was incorporated and approved in its entirety in paragraph 6.1 of the Second Amended Plan, which further provided in paragraph 6.12 that the Second Amended Shareholder Trustee and the Liquidation Trustee have the right and power to request that the Company file such amendments to the registration statement for the Plan Funding Shares.

Senior Preferred: The Company registered the resale of the shares of common stock issuable upon conversion of the senior preferred and was required to maintain an effective registration statement until September 18, 2006, the 18-month anniversary of the closing date of the preferred stock offering. In the event that the current registration statement was subsequently terminated, withdrawn or suspended for a period of more than 10 days, then the conversion price of the senior preferred was to be decreased by an initial delay adjustment of three percent (3%), plus an additional delay adjustment of two percent (2%) for every thirty day period (or portion thereof) that the underlying common stock is not subject to and included in an effective registration statement. The holders of senior preferred, or common stock issued upon conversion thereof, also have certain piggy-back registration rights with respect to future offerings. The registration statement included Axion’s Financial Statements for the period ended June 30, 2005 and the financial statements became out of date. Axion did not terminate, withdraw or suspend the registration statement. The Company believes that the financial statements going out of date is not enough to reactivate the registration delay provisions of the Series A Preferred Stock.

Warrants: The Company has registered the resale of the shares of common stock issuable upon exercise of all warrants that were issued and outstanding in June 2005 and is required to maintain an effective registration statement until the expiration dates of the warrants. It is also obligated to file a resale registration statement for the warrants issued after June 2005. The recently issued warrants generally provide that they will be exercisable for terms of two to three years after the effective date of the required registration statements. However there are no cash penalties or exercise price adjustments associated with registration delays.

During 2006 & 2007, as a response to substantial unanticipated registration delays, the Company has extended the expiration dates of certain warrants that were issued in 2003, 2004 and 2005. Under the extensions, which presently expire in December 2007 and March 2008, the Company has retained the right to redeem the warrants at a price of $.01 per warrant if the underlying stock has been included in an effective registration statement under the Securities Act and has traded at an average bid price of $4 per share or more for at least 30 days before the call for redemption. The Company is in the process of determining the accounting treatment for the modifications.

Note14 :Equity Compensation

The Company has two stockholder approved equity compensation plans and occasionally enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans. The following sections summarize the Company’s equity compensation arrangements since September 18, 2003 (Inception).

Incentive Stock Plan Approved by Stockholders: The Company’s stockholders have adopted an incentive stock plan for the benefit of its employees, consultants and advisors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 1,000,000 shares of common stock. At the Company’s 2005 annual meeting, its shareholders increased the authorization under the incentive stock plan to 2,000,000 shares.

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

The plan authorizes the grant of incentive awards to full-time employees of the Company who are not eligible to receive awards under the terms of their employment contract or another specialty plan. The plan also authorizes the grant of incentive awards to directors who are not eligible to participate in the Company’s outside directors’ stock option plan, independent agents, consultants and advisors who have contributed to the Company’s success.

The compensation committee administers the plan. The committee has absolute discretion to decide which employees, consultants and advisors will receive incentive awards, the type of award to be granted and the number of shares covered by the award. The committee also determines the exercise prices, expiration dates and other features of awards.

The exercise price of incentive stock options must be equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for incentive stock options is ten years from the date of grant, or five years in the case of an individual own more than 10% of the Company’s common stock. The aggregate fair market value determined at the date of the option grant, of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year, shall not exceed $100,000.

In the first quarter of 2005, the compensation committee authorized stock bonuses under the incentive stock plan for an aggregate of 219,000 shares of common stock. These stock grants are fully vested and unrestricted, subject to compliance with the Company’s insider trading policies. The fair value of these shares, as determined by the Company’s stock price on the date of grant, amounted to $565,202 and was recorded as compensation during the year ended December 31, 2005

Outside Directors' Stock Option Plan Approved by Stockholders: The Company’s stockholders have adopted an outside directors' stock option plan for the benefit of its non-employee directors in order to encourage their continued service as directors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 125,000 shares of common stock. At the 2005 annual meeting, the Company’s shareholders increased the authorization under the incentive stock plan to 500,000 shares.

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

Non-plan Equity Incentives Not Approved by Stockholders: The Company has issued 1,079,200 stock purchase options and warrants to officers, attorneys and consultants in connection with respective agreements which do not reduce the shares available under the shareholder’s approved plans. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Petersen & Fefer were granted two-year contractual options to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered. These options were valued using the Black-Scholes-Merton option pricing model, which amounted to $68,296. As represented in the note captioned “Stockholder’s Equity” Petersen also received 116,700 warrants as consideration of pre-merger Tamboril debt (the amount cited in “Stockholder’s Equity” is actually 233,400 because another party received the same number of warrants for a total of 233,400 warrants). In August 2004, $1.00 of the exercise price of the total 306,000 options and warrants owned by Petersen was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded $306,000 related to this reduction. All of the warrants and options were exercised in the fourth quarter of 2005, however, $306,000 of the amount is included in stock subscription receivable and was received in 2006.

In February 2004, an advisor to the board was granted a contractual option to purchase 6,300 shares of common stock at a price of $3.20 per share as partial compensation for services. In June 2004, the advisor was granted similar option to purchase 3,600 shares of common stock at a price of $5.60 per share. The options are fully vested and may be exercised at any time during the four-year period commencing one year after the date of grant. The options were valued at $17,067 using the Black-Scholes-Merton option pricing model and was included as expense in 2004.

In July 2004, the Company’s president and chief operating officer was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 60,000 shares per year commencing July 31, 2005 and be exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $180,000. In accordance with APB 25 the Company is expensing the intrinsic value over the vesting period which resulted in expense of $18,750 and $45,000 during the years ended December 31, 2004 and 2005, respectively.

In July 2004, the Company’s chief financial officer was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 50,000 shares per year commencing July 31, 2005 and be exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $150,000. In accordance with APB 25 the Company is expensing the intrinsic value over the vesting period which resulted in expense of $15,625 and $37,500 during the years ended December 31, 2004 and 2005, respectively. These warrants, as well as those referenced in the preceding paragraph lapsed when the individuals terminated their employment with the Company.

In March 2005, members of the law firm of Petersen & Fefer were granted two-year contractual options to purchase an additional 140,000 shares of common stock at a price of $1.00 per share as partial compensation for services rendered. These warrants were valued based on the value of the services rendered, amounting to $201,570. All of the warrants were exercised in the fourth quarter of 2005, however, the $140,000 exercise price is included in stock subscription receivable and was received in 2006.

In April 2005, the Company’s chief executive officer was granted a contractual option to purchase 180,000 shares of common stock at a price of $2.50 per share. This option will vest at the rate of 7,500 shares per month commencing May 1, 2005 and be exercisable for five years after each vesting date.

In April 2005, a European financial advisor was granted a contractual option to purchase 30,000 shares of common stock at a price of $2.50 per share. Options for an aggregate of 20,000 shares vested during the year ended December 31, 2005 and will be exercisable for two years. On December 31, 2005, a total of 10,000 unvested options were forfeited when the advisory agreement was terminated. The options were valued at $35,998 using the Black-Scholes-Merton option pricing model and included as expense in 2005.

In September 2005, the Company’s chief of research and development was granted a contractual option to purchase 90,000 shares of common stock at a price of $4.00 per share. This option will vest at the rate of 2,500 shares per month commencing October 2005 and be exercisable for five years after each vesting date.

The above officer options were granted to employees and accordingly, are accounted for under APB 25. As noted above, the Company recorded expense for options issued with an exercise price less than the market value of the Company’s common stock of the date of grant. For options issued with an exercise price equal to or greater than the market value of the Company’s common stock on the date of grant, the Company recorded no compensation expense. The fair value of the options granted is included in pro-forma option expense included below.

Equity Compensation Plans: The Company did not have any stockholder approved equity compensation plans at December 31, 2003. The following table provides consolidated summary information on the Company’s equity compensation plans as of December 31, 2004 and 2005.

	2004 Restated
	Shares	Weighted average exercise price	Weighted average fair value
Options outstanding January 1	0	$0.00	$0.00
Granted during year	736,350	$3.53	$2.87
Exercised	0	$0.00	$0.00
Lapsed	0	$0.00	$0.00
Outstanding at December 31	736,350	$3.53	$2.87
Weighted average exercise period remaining in years		6.34

	2005 Restated
	Shares	Weighted average exercise price	Weighted average fair value
Options outstanding January 1	736,350	$3.53	$2.87
Granted during year	1,254,500	$2.48	$1.34
Exercised	(358,865)	$1.65	$2.32
Lapsed	(182,100)	$3.04	$1.44
Outstanding at December 31	1,449,885	$3.12	$1.86
Weighted average exercise period remaining in years		7.73

The following table summarizes the status of the Company's aggregate stock options as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in years	Shares	weighted average exercise price

$2.00-$3.20	895,641	$2.52	8.1	111,641	$2.70
$3.21-$5.60	554,244	$4.07	7.1	144,244	$4.27
Total Shares	1,449,885			255,885

The following is a pro-forma summary of the impact on reported net loss and (loss) per share if the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by FASB No. 123:

	Years ended December 31,
	2005 Restated		2004 Restated
		per share		per share
Net loss applicable to common shareholders as reported	$(9,600,464)	$(0.67)	$(3,653,637)	$(0.30)
Intrinsic value of employee options	82,500	$0.01	34,375	$0.00
Fair value of options	(553,263)	$(0.04)	$(230,110)	$(0.02)
Proforma loss	$(10,071,227)	$(0.70)	$(3,849,372)	$(0.32)

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2005	4.0%	0.0%	52.0%	100 months
2004	3.8%	0.0%	59.1%	60 months

The Company will be required to adopt FASB 123(R) using the “modified prospective” transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with FASB 123(R) which requires expense over the requisite service period. In addition, beginning in the first quarter of 2006, expense must be recognized in the statement of operations for unvested awards that were granted prior to the adoption of FASB 123(R). The expense will be based on the fair value determined at grant date under FASB 123, “Accounting for Stock-Based Compensation.” The following table summarizes the Company’s existing agreements and their expected pretax impact on earnings:

		Post Effective Date (December 15, 2005) Requisite Service Recognition by Year
	2005	2006	2007	2008	2009	2010
Agreements containing service update 2004 amortization inception dates within the year	40	28	25	22	17	17
Shares expected to vest	239,350	395,600	311,600	255,600	115,600	115,600
Expected pretax compensation expense	$553,263	$666,529	$566,449	$362,246	$130,644	$43,928

Note 15 — Income Taxes

Following is a summary of the components giving rise to the income tax provision for the periods ended December 31, 2005, 2004 and 2003.

Currently payable:	2005	2004	2003
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total currently payable	-	-	-
Deferred:
Federal	278,000	132,000	-
State	-	-	-
Foreign	996,000	988,000	979,000
Total deferred	1,274,000	1,120,000	979,000
Less increase in allowance	(1,274,000)	(1,120,000)	(979,000)
Net deferred	-	-	-
Total income tax provision (benefit)	$-	$-	$-

Individual components giving rise to the deferred tax asset are as follows:

	2005	2004	2003
Future tax benefit arising from net operating loss carry forwards	$1,330,000	$581,000	$124,000
Future tax benefit arising from asset impairment	551,000	391,000	207,000
Future tax benefit arising from available tax credits	721,000	383,000	-
Future tax benefit arising from in-process research & development costs	715,000	703,000	648,000
Future tax benefit arising from options/warrants issued for services	56,000	41,000
Total	3,373,000	2,099,000	979,000
Less valuation allowance	(3,373,000)	(2,099,000)	(979,000)
Net deferred	$-	$-	$-

The components of pretax net loss are as follows:

	2005	2004	2003
United States	$(3,178,299)	$(766,731)	$-
Foreign	(3,146,814)	(2,886,906)	(3,097,030)
	$(6,325,113)	$(3,653,637)	$(3,097,030)

The Company has net operating loss carryovers of approximately $1,041,000 and $2,701,000 million available to reduce future income taxes in United States and Canadian, respectively. The United States carryovers expire in 2024 and 2025. The Canadian carryovers expire between 2010 and 2025. The Company also has generated Canadian tax credits related to research and development activities. A portion of this credit, amounting to approximately $343,000 is refundable and has been presented as such in the accompanying balance sheet. The remaining credit, amounting to $715,000 is available to offset future taxable income in Canada and expires in 2014 and 2015. The Company has adopted FASB 109 which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carryforwards from Axion prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying consolidated statements of operations is as follows:

	2005	2004	2003
Statutory U.S. federal income tax rate	34%	34%	34%
Impact of foreign tax credits	(3)%	(4)%	(0)%
Permanent non-deductible differences	(11)%	(3)%	(5)%
Change in valuation allowance	(20)%	(27)%	(29)%
Effective income tax rate	0%	0%	0%

Note 16 — Related Parties

Related party notes payable: The Company had liabilities and notes outstanding to related parties as of December 31, 2005, during the three fiscal years then ended, and subsequent. See the notes captioned “Transactions with a related party,” “Convertible Debt,” and “Note payable to related party” for details. See the face of the Balance Sheet for the amounts.

Preferred stock sales: The Company raised capital in a preferred stock offering during the three years ended December 31, 2005, discussed further in the note captioned “Stockholder’s Equity,” of which $2,576,330 related to transactions with board members and their family members.

Common stock sales: The Company raised capital in common stock offerings during the three years ended December 31, 2005, discussed further in the note captioned “Stockholder’s Equity,” of which $400,000 related to transactions to sell 200,000 shares to board members and their affiliates (approximately $880,000 through the sale of 487,700 shares of common stock and 306,400 warrants in 2004).

Legal fees: John Petersen is a director of the company and a partner in the law firm of Petersen & Fefer, which serves as the Company’s legal counsel. During the year ended December 31, 2005, approximately $550,000 of legal fees were incurred related to services provided ($475,000 - 2004). A portion of these fees were paid through equity instruments as discussed further in the note captioned “Stockholder’s Equity”. Axion did not pay John Petersen legal fees in 2003.

Research and development payments to C&T: A current board member is the former majority shareholder of C&T prior to the acquisition by the Company. The company issued 1,562,900 warrants to purchase intangible assets from C&T, of which, 656,300 were issued to this individual and his immediate family members. In connection with the intangible property purchase agreement, the Company entered into a research and development project management agreement with C&T. Under the project management agreement, the Company has agreed to pay all direct costs and expenses associated with its research and development activities, including reasonable equipment, material, travel and employee costs actually incurred by C&T. In addition to the direct costs, C&T was paid a management surcharge equal to 50% of the salaries and bonuses paid to members of the C&T technical staff who are assigned to work on Company projects. During the years ended December 31, 2005 and 2004, research costs incurred under the project management agreement were approximately $115,000 and $701,000, respectively. Upon purchase of the outstanding shares of C&T but the Company in March 2005, the agreement was terminated and all necessary C&T employees assigned to Company projects have been hired by the Company.

Trust for the Benefit of the Shareholders of Mega-C Power Corp: The Trustee for The Trust for the Benefit of the Shareholders of Mega-C Power Corp. served as an officer of one of our consolidated companies in 2004.

Options and Warrants: As disclosed elsewhere herein the Company engaged in numerous financing transactions with a variety of related parties. See the footnotes captioned “Note Payable to Related Party,” “Stockholder's Equity” and “Subsequent Events” for disclosure of these transactions.

Note 17—Non-cash transactions

The Company entered in to the following non-cash investing and financing transactions during the years ended December 31, 2005, 2004 and 2003.

Supplemental cash flow information:
	2005	2004	2003

Debt converted to common stock	$-	$450,000	$1,450,000
Discount & accrued interest converted to common stock	-	1,841	24,788
Liability satisfied as partial prepayment on options	-	306,000	-
Equity instruments issued to acquire in-process research & development	-	563,872	-
Notes payable to related parties converted to preferred stock	1,000,000	-	-
Dividend accrued to preferred stock	176,194	-	-
Beneficial conversion feature attributable to preferred stock	3,099,156	-	-
Preferred converted to common stock	2,475,407	-	-
Common stock issued in exchange for subscription receivable	721,000	-	350,000
Accrued interest forgiven or related party convertible debt	-	-	15,574

There were no payments for interest and income taxes during 2003, 2004 or 2005.

Note 18 — Commitments and Contingencies

Employment Agreements: The Company’s Chief Executive Officer, President, Chief Financial Officer and Chief of Research and Development have each executed written employment agreements that provide for initial terms of two to four years, provide for the salaries and contractual stock options specified in the following table.

Name	Position	Date	Term	Salary	Options	Price	Vesting

Thomas Granville	CEO	4/4/05	24 Months	$261,000	180,000	$2.50	Monthly
Charles Mazzacato	President	7/27/04	48 Months	$160,000	240,000	$4.00	Monthly
Peter Roston	CFO	7/27/04	48 Months	$125,000	200,000	$4.00	Monthly
Edward Buiel	CTO	9/1/05	36 Months	$120,000	90,000	$4.00	Monthly

If any of these officers is terminated under certain circumstance, they will be entitled to receive a lump sum payment equal to six month’s base annual salary as liquidated damages. Subsequent to December 31, 2005 Charles Mazzacato resigned and Peter Roston was terminated for cause. Mr. Roston filed a lawsuit for liquidated damages. The Company determined the risk of loss as a result of this lawsuit is remote.

Facilities: During the year ended December 31, 2005, all of the Company’s operations were conducted at its research and development center located at 100 Caster Avenue in Woodbridge, a suburb of Toronto, Ontario, Canada. The Company rented this facility under a month-to-month arrangement that required a minimum monthly rental of $8,150. The Company’s research and development center included approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories. At the end of December, 2006 the Company closed the facilities and moved to New Castle, Pennsylvania. See the note captioned “Subsequent Events.”

Contingent obligation to C&T: Under the November 2003 Development and License Agreement between APC and C&T the company was obligated to pay $1 million to C&T upon the successful completion of beta testing for the technology. Beta testing was completed in early 2005 and the parties entered into Second Amendment to the Development and License Agreement on March 18, 2005. Under the terms of this agreement, the Company was obligated to deliver certificates for 100,000 shares of preferred stock to persons designated by C&T and C&T was obligated to deliver a series of assignments and other documents to the Company. The Company issued the preferred stock certificates in March 2005 in connection with the completion of the senior preferred offering. However, C&T delayed the delivery of the assignments and other documents to the Company until February 2007. Since the Company’s only obligations under the March 2005 agreement were the delivery of the consideration specified therein, the certificates for the shares of senior preferred were prepared promptly and have been ready for delivery since March 2005 and the delays in holding a formal closing were beyond the Company’s control, the attached financial statements reflect completion of the transaction in March 2005 even though the final document deliveries thereunder were not completed until March 2007

Taylor Litigation On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants. The settlement agreement may not resolve all aspects of the Taylor Litigation because the original statement of claim alleges an oral agreement with C&T gave the Taylor Group an ownership interest in the technology and/or C&T. Management believes the lawsuit is without merit, and accordingly no amounts have been provided for in the accompanying financial statements. The Company has offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company. Any named defendant will be free to retain independent legal counsel, but the Company is not responsible for the costs of separate legal counsel. The Company has not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

In February 2005, the Bankruptcy Court stayed the Taylor Litigation pending resolution of Mega-C’s Chapter 11 bankruptcy case. On December 12, 2005, the Company entered into a settlement agreement with Mega-C and various others that became effective when the Court confirmed Mega-C’s Chapter 11 Plan of Reorganization in November 2006. A detailed description of the terms and effect of the settlement agreement is set forth below within Note captioned “Subsequent Events.”

Contingent Shares The Company agreed to sell 1 million shares of common stock to a foreign partnership at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities. Contrary to the terms and conditions of the Company’s agreement, the foreign partnership is in possession of a stock certificate representing these 1 million shares; however, completion of the transaction is contingent upon receipt of the proceeds from the foreign partnership, which have not, as of yet, been received.  As such, the one million shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of our common stock in the annual report which includes these financial statements.  The Company instituted a lawsuit in an effort to collect the agreed upon purchase price; however, the Company can offer no assurance the lawsuit will succeed.  Should the Company receive payment for this stock, the holders of common stock will be diluted by the issuance of these additional shares.  In the event The Company never receives this payment, a certificate for these unissued shares may be beyond our control to cancel.

In connection with the offering described in the preceding paragraph, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one the Company entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership is in possession of a stock certificate representing these shares  without tendering the purchase price to either the Company or to the warrantholders.  As such, the 301,700 shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements.    The Company has included these 301,700 shares as outstanding warrants, pending receipt of the exercise price from the four warrantholders.

Management concluded there is no requirement, pursuant to the requirements of FASB 5, to accrue any loss contingency based on the above described matters involving the 1,000,000 and 301,700 shares. As a result, there has been no accounting recognition of these events in the financial statements.

Note 19 — Subsequent Events

Incorporation of new subsidiary: In January 2006, the Company incorporated a new subsidiary named Axion Battery Products, Inc. (“ABP”) under the laws of the Commonwealth of Pennsylvania for the purpose of operating a battery manufacturing facility in New Castle, Pennsylvania. ABP is a wholly owned operating subsidiary of Axion. The Company changed the name of this subsidiary and it is now Axion Power Battery Manufacturing Inc.

Purchase of battery manufacturing equipment: In February 2006, ABP entered into an agreement to purchase all of the equipment, inventory and other tangible assets of the New Castle Battery Manufacturing Company, Inc. from National City Bank, Pennsylvania in a foreclosure sale conducted pursuant to the provisions of Article 9 of the Pennsylvania Uniform Commercial Code. The assets were purchased by ABP and include all equipment, molds, inventories, parts, supplies, trademarks, copyrights, patents, other intellectual property rights, permits, licenses and general intangible assets that were subject to the bank’s security interest. ABP paid $800,000 for the assets and incurred $20,244 of legal expenses directly associated with negotiating and executing this transaction. Of the $800,000 paid, $710,000 was paid to the seller at closing and $90,000 was initially placed in an interest bearing escrow account pending the seller’s resolution of certain encumbrances on a portion of the purchased assets. In August 2006, it was determined that the encumbered assets would not be transferred to ABP and $83,250 of the deposit was returned resulting in a final purchase price of $736,994 that was allocated to manufacturing equipment and inventory valued at approximately $540,000 and $194,000, respectively, on the date of the purchase.

Property rental: In February 2006, ABP entered into a lease agreement for an industrial building located in New Castle, Pennsylvania. The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $10,000. During the two extension terms, the rent will based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. In addition to the monthly rental, ABP is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises

Debt Financing: In January 2006, ABP entered into a secured loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill agreed to provide $1 million in acquisition and working capital financing for ABP’s purchase of the battery manufacturing facility. During 2006, the amount of the secured loan was increased to $1,510,000. The loan agreements require ABP to pay interest on the outstanding balance at the annual rate of 12%. Interest payments are due on the first day of each month commencing in February 2006. The loan is secured by a first priority interest in all of ABP’s equipment, inventory, furniture and fixtures, together with all substitutions or replacements and all proceeds from the sale thereof.

The Company has signed the loan agreement as an accommodation party and assumed direct liability for the payment of ABP’s obligations. The Company has also granted Mr. Averill a first priority security interest in all of the Company’s equipment, inventory, furniture, fixtures and intellectual property, together with all substitutions or replacements and all proceeds from the sale thereof. As additional consideration for the loan, the Company has issued Mr. Averill 50,000 common stock purchase warrants in January 2006 with an additional 200,000 warrants in December 2006. The warrants are exercisable for a period of three & four years from the issue date at a price of $6 per share. The warrants will be valued as of each date of grant using the Black-Scholes-Merton option pricing model. This amount will be recorded as a note discount and amortized into interest expense over the term of the loan.

During 2006, the Company borrowed an additional $1,985,000 from three directors of the Company, including Mr. Averill, along with two of the original founders of APC. The loan agreements required the Company to pay interest on the outstanding balance at annual rates of 10% to 12%; provided for the issuance of 553,000 common stock purchase warrants that were partially redeemable if the loans were repaid in a timely manner. The warrants are exercisable for a period of three & four years from the date of issuance at a price of $6 per share, and provide that the holders would be entitled to tender their respective notes in full or partial payment of the subscription price of any equity securities the Company elected to offer while the loans were outstanding.

Borrowings under the loan arrangements are convertible into offering units at a price of $2.50 per unit. The unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement. The Company is in the process of determining the proper accounting treatment relating to the issuance of these loans.

In October 2006, the Company redeemed 15,000 warrants and made aggregate payments of $1,540,000 on the loans, by conversion of $48,217 of interest and $1,491,783 of principal into preferred shares. In December 2006, the holders of these loans converted an aggregate of $1,502,418 in principal and $130,833 in accrued interest into shares of the Company’s Series A Preferred Stock discussed below, and the company redeemed 66,387 warrants at this time. The unpaid balance of the Company’s loans was $500,799 plus $11,066 in interest at December 31, 2006. These balances remain unpaid as of August 31, 2007.

Common Stock & Private Placements.  In April 2006, two unaffiliated individual accredited investors purchased a total of 80,000 units for a purchase price of $2.50 per unit or $200,000.   Each unit consists of one share of common stock and one common stock purchase warrant with an exercise price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement. In April, 2006, the Company’s chief executive officer exercised his $2.00 options to purchase 56,700 shares, and the Company’s Chief Technical Officer received 6,000 unrestricted shares, pursuant to his 2005 employment contract. In December 2006, the CTO received an additional 250,000 restricted shares, pursuant to his 2006 employment contract; Unrestricted ownership of these 2006 grant shares will vest in lump sum at the end of a 3 year period in December of 2009. In November 2006, the Mega C bankruptcy confirmation resulted in the return of 1,500,000 shares. 1,000,000 of these shares were retroactively reflected as an adjustment to shares outstanding on December 31, 2003. The remaining 500,000 common shares issued in February 2005 were accounted for as a return of the augmentation shares issued in 2005.

Sales of Series A Preferred Stock: On October 18, 2006, the Company’s board of directors authorized a new series of preferred stock consisting of up to 2,000,000 shares designated Series A Convertible Preferred Stock. No more than 1,000,000 shares may be sold for cash and the remaining shares must be reserved for (i) issuance upon exercise of the conversion rights of holders of secured and unsecured short-term debt, and (ii) to pay in-kind dividends on the Preferred Stock. So long as any Preferred Stock is outstanding, the Company is prohibited from issuing any series of stock having rights senior to or on parity with the Preferred Stock without the approval of the holders of two-thirds of the outstanding Preferred Stock. The holders of Preferred Stock have no preemptive rights with respect to any other securities of the Company. Beginning on the six month anniversary of the initial closing date, the shares of Series A Preferred shall be convertible at the option of the holders of record at an initial conversion of $1.25 per share. The conversion price is subject to adjustment if the corporation issues any shares less than the then existing conversion price. The company is in the process of determining the proper accounting treatment relating to the conversion feature of the Preferred Stock.

During the months from June to October during 2006, certain of the Founders and Directors of the Company advanced funds (cash) to the Company on a short term basis in which the Company was obligated to repay the Founders no later than February 2007.  Those short term advances were eventually extinguished by conversion to preferred stock in October 2006.

On October 23, 2006, the Company sold 200,000 shares of a newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to three directors of the Company for total proceeds of $2,000,000.  $1,540,000 had been previously advanced to the Company as short term loans.  John Petersen purchased 100,000 shares of Preferred Stock for $1,000,000, HAP Investments, LLC, a company controlled by Glenn Patterson, purchased 80,000 shares of Preferred Stock for $800,000 and Robert Averill purchased 20,000 shares of Preferred Stock for $200,000.

In December 2006, the Company sold 400,000 additional shares of Series A Stock to 9 accredited investors for gross proceeds of $4,000,000.  Concurrently, the Company issued 163,323 additional shares of Preferred Stock in settlement of $1,633,230 in outstanding debt related to Short Term Loans, and 20,000 shares valued at $200,000 to Thomas Granville, in settlement of service related debt.   HAP Investments, LLC, a company controlled by Glenn Patterson, accepted 40,000 shares of Preferred Stock in settlement of $400,000 of debt and Robert Averill accepted 120,000 shares of Preferred Stock in settlement of $1,200,000 of debt.  Mr. Granville is the Company’s chief executive officer and Messrs. Patterson and Averill are directors.

In January 2007, the Company sold 40,000 additional shares of Preferred Stock to accredited investors for gross proceeds of $400,000.

The following table summarizes the amounts and types of consideration received by the company in connection with its offering of Preferred Stock:
Date	Transaction Description	Shares	Cash Proceeds	Debt Reduction
October 2006	Sale of preferred stock through extinguishment of Short Term Debt	154,000		$1,540,000
October 2006	Subscription for preferred stock	46,000	$460,000
December 2006	Subscription for preferred stock	400,000	4,000,000
December 2006	Sale of preferred stock in exchange for extinguishment of Debt	183,323		$1,833,230
January 2007	Subscription for preferred stock	40,000	400,000
		823,323	$4,860,000	$3,373,230

Options to purchase common stock: In January 2006, the Company’s chief executive officer was granted a contractual option to purchase 500,000 shares of our common stock at a price of $6.00 per share. A total of 300,000 options vested immediately and the balance will vest, subject to the attainment of certain specified objectives, over the next 12 months. The options will be exercisable for a period of three years from the issue date.

In January 2006, members of the law firm of Petersen & Fefer were granted a contractual option to purchase 360,000 shares of our common stock at a price of $6.00 per share. A total of 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006. The options will be exercisable for a period of three years from the issue date.

In January 2006, the Company’s chief technical officer was granted a contractual option to purchase 35,000 shares of our common stock at a price of $6.00 per share. A total of 10,000 options vested immediately and the balance will vest, subject to the attainment of certain specified objectives, over the next 12 months. The options will be exercisable for a period of three years from the issue date. In December 2006, the Company’s chief technical officer was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $3.75 per share. A total of 50,000 options will vest on December 29, 2009 and the remaining 50,000 will vest on December 29, 2010. The options will be exercisable for a period of six years from the vesting date.

In January 2006, the Company’s bankruptcy counsel was granted a contractual option to purchase 15,000 shares of our common stock at a price of $6.00 per share. The options vested on the effective date of Mega-C’s Chapter 11 plan of reorganization which occurred in November of 2006 and will be exercisable for a period of three years from the issue date.

Mega-C Bankruptcy Court Litigation: In April 2004, the Company, APC and Thomas Granville filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. 04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner, the trustee of the Trust (Case No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Trust as property of the bankruptcy estate. On July 27, 2005, the Company commenced an adversary proceeding against the Chapter 11 Trustee and Ms. Fonner (Case No. 05-05082-gwz) for the purpose of obtaining a judicial determination that as of the petition date:

•	Mega-C's license to commercialize the technology was terminated;

•	Mega-C does not have any interest in the technology;

•	Mega-C did not transfer any property to the Company with the intent to damage or defraud any entity;

•	Mega-C did not transfer any property to the Company for less than reasonably equivalent value; and

•
If the court ultimately decides that Mega-C has a valid legal interest in the technology, then the Company is entitled to terminate the Trust, Further, Axion amended its complaint in September 2005 to assert its legal right to have the Trustee of the Mega C Trust hold the assets of the Trust for the benefit of the founders of APC in the event the bankruptcy court were to grant the Chapter 11 Trustee's request for turnover of the Trust assets and to set aside the Trust.  These two theories made it necessary to name Ms. Fonner as a defendant in the lawsuit.

Settlement Agreement: On December 12, 2005, the Company entered into a settlement agreement with Mega-C, represented by its Chapter 11 Trustee William M. Noall ("Noall"), and the Trust, represented by its trustee Sally A. Fonner ("Fonner"). Additional signatories to the settlement agreement include: (a) the company's subsidiaries APC and C&T; (b) Fonner in both her capacity as Mega-C's sole officer and director and as trustee of the Trust; (c) certain former stockholders of APC including Robert Averill, Joe Piccirilli, The Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation; (d) Paul Bancroft, and (e) certain former stockholders of C&T including, Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg.

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006, subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming Mega-C's, Noall's, and Axion's plan of reorganization and the plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan.  At the date of these financial statements, the plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties have been resolved.  By way of summary of the Plan, the following steps have been accomplished:   and:

•	The Company has compromised and withdrawn its notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned its interest, if any, in the technology and any and all tangible and intangible personal property in the Company's possession to the Company;

•
The Trust has been restated and retained 4,700,000 shares that will be sold to pay creditor claims that remain unsatisfied from the Liquidation Trust described below, with the balance to be or distributed to Mega-C's shareholders in connection with the implementation of Mega-C's Chapter 11 plan.

•
A newly created Liquidation Trust received the proceeds of loans in the amount of $2,055,000, secured by approximately 660,000 shares, and legal title to an additional approximately 340,000 shares that will be sold to pay creditor claims and Liquidation Trust expenses.

•	The former trustee of the Trust has received 627,500 shares in consideration of the accumulated expenses incurred by the Trust through the effective date of Mega-C's plan; and

•	The Trust has surrendered 1,500,000 shares to the Company which were promptly cancelled.

The litigation settlement and releases provided by the plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other adverse parties that have or may have claims that could have been asserted by Mega-C. The plan requires the Liquidation Trust to seek dismissals of the Taylor litigation to the extent that it involves derivative actions that belong to the Chapter 11 estate.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals, management believes the possibility of any adverse decision to the Company to be remote.

The settlement agreement may not resolve all aspects of the Taylor Litigation because the original statement of claim alleges an oral agreement with C&T gave the Taylor Group an ownership interest in the technology and/or C&T. Because core contracts, notices and other substantial direct evidence contradict these allegations, the Company believes after consultation with counsel that the claims are without merit. The Company also believes that if the Taylor Group prevails, C&T’s former shareholders will bear primary legal responsibility for any judgment. However, there can be no assurance that the Taylor Group will not prevail or that Axion will not be held liable. The cost and outcome of future litigation could have a material adverse impact on the Company’s financial condition and the value of its stock.

The company will record a recovery of notes receivable previously written off in November of 2006 in the amount of $100 as well as other assets received from Mega-C Power Corp. The other assets received, primarily miscellaneous fixed assets, have been determined to be negligible in value and no attempt has been made to secure an appraisal or record any amounts for these assets. Most importantly, the confirmation provides legal certainty, to the extent possible, in the company’s ownership of the technology.

Future Litigation Costs: No amounts have been accrued in the accompanying balance sheet related to future litigation costs. Protracted litigation or higher than anticipated costs could significantly reduce available working capital and have a material adverse impact on the company’s financial condition.

Grant from State of Pennsylvania: The Company received a grant from the state of Pennsylvania for approximately $1.2 million. Of that total, $900,000 was in cash for equipment with the remainder for job training and tax credits. Of the total grant, $512,000 was received September 6, 2007.

ITEM 8A — CONTROLS AND PROCEDURES

Background. On May 3, 2006, we filed a post-effective amendment to a Form S-1 registration statement for the purpose of registering the resale of shares of our stock held by the Mega-C Trust. In connection with their review of that filing, the SEC’s staff raised a number of questions relating to our historical accounting practices. In response to the SEC’s questions, the audit committee of our board of directors concluded that our previously issued audited financial statements for the short period September 18, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005 should be evaluated for the accounting policies and procedures used. The company concluded our financial statements should be restated. Those restated financial statements were re-audited by the company’s independent external auditors for the fiscal year ended December 31, 2005.

Effectiveness of Disclosure Controls and Procedures. We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer had previously concluded that the design of our system of disclosure controls and procedures were effective as of that date to ensure that material information relating to our company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

As a result of the findings of the audit committee, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weaknesses described below existed as of December 31, 2005. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. For these reasons, we have now concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

We determined that the following material weakness existed as of December 31, 2005:

•
Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for equity based transactions, uncollectible accounts, in-process research and development expense, and various other adjustments as set forth in footnotes 4, 5, and 6 to our restated financial statements. This resulted in the restatement of our consolidated financial statements for the partial year from September 18, 2003 (inception) to December 31, 2003, and the years ended December 31, 2004 and 2005.

•
The failure to properly account for and report certain transactions in the originally reported financial statements for the quarters ended March 31, June 30 and September 30, 2005 constituted material weaknesses in our internal control over financial reporting. These material weaknesses were also noted by our independent auditors in a letter to the Audit Committee of our board of directors dated April 17, 2006. As a result of those material weaknesses, in May 2006, we restated our financial statements for the quarters ended March 31, June 30 and September 30, 2005.

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting had not yet been remedied, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the partial year from September 18, 2003 (inception) to December 31, 2003 and the years ended December 31 2004 and 2005.

We have added or are initiating the following additional controls to the Company’s internal control over financial reporting, which we expect will improve such internal control subsequent to the date of the valuation. These changes are:

•
We have added an experienced accountant to our accounting staff, whose responsibilities will include identification and implementation of proper accounting procedures relating to guidance on financial reporting issues that apply to the Company;

•	We have performed additional analysis and other procedures in order to identify weaknesses and errors in order to develop an adequate system of disclosure and financial controls,

•	We have contacted a firm to perform a review to evaluate the Company’s internal control over financial reporting,

•	We have restructured certain departmental responsibilities as they relate to the financial reporting function,

•	We have hired a new Chief Financial Officer.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We had 16,247,298 shares of common stock and 140,000 shares of preferred stock outstanding on April 21, 2006, the record date for the annual meeting. The following table sets forth certain information with respect to the beneficial ownership of our securities as of April 21, 2006, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on SEC rules that require us to identify all securities that exercisable for or convertible into shares of our common stock within 60 days of April 21, 2006 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the person holding those securities.

Except as indicated by footnotes, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Axion Power International, Inc. 100 Caster Avenue, Woodbridge, Ontario L4L 5Y9 Canada.

	Common	Preferred	Exercisable	Beneficial	Percent
	Stock	Stock (1)	Rights (2)	Ownership	of Total

Directors and Named Executive Officers
Igor Filipenko (3)	785,900	248,553	674,200	1,708,653	9.8%
Glenn Patterson (4)(5)	917,841		310,870	1,228,711	7.0%
Robert Averill (4)	672,226	145,752	234,174	1,052,152	6.0%
John L. Petersen (6)	336,000		299,900	635,900	3.6%
Thomas Granville (4)	431,300		407,200	838,500	4.8%
Joseph Souccar (4)	326,309		41,791	368,100	2.1%
Charles Mazzacato	7,500		116,250	123,750	0.7%
Peter Roston	7,500		91,667	99,167	0.6%
Edward Buiel	31,000		68,750	99,750	0.6%
Howard Schmidt	-		13,000	13,000	0.1%
Michael Kishinevsky	-		5,000	5,000	0.0%
Directors and officers as a group (11 persons)	3,515,576	394,305	2,262,802	6,172,683	35.2%

Greater than 5% Stockholders
Mega-C Stockholders Trust (7)(8)	6,327,500			6,327,500	36.1%

(1)	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder.
(2)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholder that are presently exercisable or will become exercisable within 60 days.

(3)
Includes 610,900 shares of common stock, 212,990 shares issuable upon the conversion of 36,533 shares of preferred stock and 455,400 shares issuable upon the exercise of warrants and options held by Dr. Filipenko; and 175,000 shares of common stock, 35,563 shares issuable upon the conversion of 6,100 shares of preferred stock and 218,800 shares issuable upon the exercise of warrants and options held by Dr. Filipenko’s wife.

(4)	Excludes shares in the Mega-C Shareholders Trust that may be distributable to our directors and officers.
(5)	Includes 400 common shares owned by Mr. Patterson’s wife.
(6)
Includes 331,500 shares of common stock held by Mr. Petersen, 4,500 shares of common stock held by Mr. Petersen’s wife and 299,900 shares issuable upon the exercise of warrants and options held by the law firm of Petersen & Fefer, Barberêche Switzerland.

(7)	Includes 6,850 shares of common stock and 31,700 warrants that Sally Fonner, the trustee of the Mega-C Shareholders Trust holds for her personal account.
(8)	In accordance with a settlement agreement signed in December 2005, subject to confirmation and effectiveness of Mega-C’s Chapter 11 plan of reorganization, the Mega-C Trust intends to transfer an additional 627,500 shares to Sally Fonner as consideration for accumulated Trust expenses. Also as a result of the settlement agreement, 1,000,000 shares are expected to be transferred to a newly formed liquidation trust to pay administrative costs incurred by the Chapter 11 estate of Mega-C Power.; 4,700,000 shares will be distributed to Mega-C’s creditors and shareholders as described in the plan; and the Mega-C Trust will return 1,500,000 shares to us for cancellation. The 1,500,000 shares have been excluded in the table above.

ITEM 13. — EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By	/s/ Thomas Granville
Thomas Granville, Chief Executive Officer and Director
Date October 2, 2007

By	/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Jr., Chief Financial Officer
Date October 2, 2007