Form 10KSB/A
period 2005-12-31
Axion Power International, Inc.
filed 2007-10-03
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

	Common	Preferred	Exercisable	Beneficial	Percent
	Stock	Stock (1)	Rights (2)	Ownership	of Total

Directors and Named Executive Officers
Igor Filipenko (3)	785,900	248,553	674,200	1,708,653	10.0%
Glenn Patterson (4)(5)	917,841		310,870	1,228,711	7.4%
Robert Averill (4)	672,226	145,752	234,174	1,052,152	6.3%
John L. Petersen (6)	336,000		299,900	635,900	3.8%
Thomas Granville (4)	431,300		407,200	838,500	5.0%
Joseph Souccar (4)	326,309		41,791	368,100	2.3%
Charles Mazzacato	7,500		116,250	123,750	0.8%
Peter Roston	7,500		91,667	99,167	0.6%
Edward Buiel	31,000		68,750	99,750	0.6%
Howard Schmidt	-		13,000	13,000	0.1%
Michael Kishinevsky	-		5,000	5,000	0.0%
Directors and officers as a group (11 persons)	3,515,576	394,305	2,262,802	6,172,683	32.7%

Greater than 5% Stockholders
Mega-C Stockholders Trust (7)(8)	6,327,500			6,327,500	38.9%

(1)	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder.
(2)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholder that are presently exercisable or will become exercisable within 60 days.

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
Date October 3, 2007

By	/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Jr., Chief Financial Officer
Date October 3, 2007