Form 10QSB/A
period 2006-03-31
Axion Power International, Inc.
filed 2007-12-06
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

On December 3, 2007, the number of shares of common stock outstanding was 16,497,298.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Cautionary Note Regarding Forward-Looking Information

This Amended Quarterly Report on Form 10-QSB/A contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represented our expectations, beliefs, intentions or strategies concerning future events as of the filing of the original Report on Form 10-QSB on May 23, 2006 (the “Original 10-QSB Date”), including, but not limited to, any statements regarding our assumptions about financial performance after that date; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

When used in this Amended Quarterly Report on Form 10-QSB/A and our other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Amended Quarterly Report on Form 10-QSB/A that are not statements of historical fact may be deemed to be forward-looking statements.

We caution that these statements by their nature involved risks and uncertainties, certain of which are beyond our control, and actual results have differed materially. We have not updated or corrected these forward-looking statements in this amendment. We intend to provide more current disclosures and updates when we file our Annual Report on Form 10-KSB for the year ended December 31, 2006 and subsequent reports.

Explanatory Note

Restatement of Historical Financial Statements

In this Amended Quarterly Report on Form 10-QSB/A for the period ended March 31, 2006 we have:

•	Restated our unaudited consolidated financial statements for the three months ended March 31, 2005 and 2006, as well as the cumulative since inception presentation;

•
Restated the Plan of Operation section of this report to reflect changes resulting from the restatement of the financial statements and to more closely adhere to the requirements of Item 303 of Regulation S-B, which do not require a discussion and analysis of financial condition and results of operations due to our company’s historical lack of revenue;

•
In certain places in this report, we excluded 1,301,700 (the “Excluded Shares”) from our calculation of issued and outstanding common stock that were to be issued to a foreign partnership, comprising 1,000,000 shares to be issued directly from Axion and 301,700 shares to be issued upon the exercise of warrants held by four individuals, as the foreign partnership had not, as of March 31, 2006, delivered the purchase price for these shares. See corrected disclosure of these events in our amended and corrected Annual Report on Form 10-KSB/A for the fiscal periods ended December 31, 2003, 2004 and 2005 filed in October of 2007. The 1,000,000 share block of shares was recovered December 4, 2007 and will be cancelled while the certificate for the additional 301,700 shares, which were not to be delivered unless and until the warrant was exercised, is still unaccounted for as of the date of this report; and,

•	Restated our Evaluation of Disclosure Controls and Procedures to report the underlying deficiencies that resulted in restatement of our financial statements.

As more fully described in Notes 4, 5, and 6 to the Company’s restated audited consolidated financial statements included in our amended and corrected Form 10-KSB/A report for the fiscal periods ended December 31, 2003, 2004 and 2005, filed in October of 2007, we restated those consolidated financial statements to:

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

In addition to the carry forward effects of the adjustments described above for the period from September 18, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005, we also adjusted the financial statements for the quarterly period ended March 31, 2006, all as further described in the footnotes to the financial statements herein, to:

•	Revise the purchase price allocation for the battery plant equipment and inventory acquisition, as well as reclassifying related escrow balance;

•
Revise the calculation of stock options granted to account for employee stock grants missed at the time of the original filing, as well as adjust 2006 expense related to valuation change to 2003, 2004 and 2005 grants;

•	Reverse a preferred stock subscription receivable that was never collected;

•	Adjust for other cutoff and reclassification adjustments; and

•	Revise the footnote disclosure as necessary to reflect these and other changes.

This amended and corrected Form 10-QSB/A amends and corrects the Company’s Form 10-QSB for the quarter ended March 31, 2006, including the comparative period presented for March 31, 2005. See the notes to the financial statements for the specific adjustments made to the quarters ended March 31, 2005 and 2006.

We are amending and restating Items 1, 2 and 3 of Part I and Item 2 of Part II of our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006. No information in the original Quarterly Report on Form 10-QSB other than historical statements contained in the specific sections identified above is amended hereby as a result of the restatement. Accordingly, this amended Quarterly Report on Form 10-QSB/A should be read in conjunction with the original Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and our periodic filings made with the SEC subsequent to the date of the filing of that original Quarterly Report, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Quarterly Report on Form 10-QSB. In accordance with applicable SEC rules, this amended Quarterly Report on Form 10-QSB/A includes updated certifications from our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as Exhibits 31.1, 31.2, 32.1 and 32.2.

The amendment and restatement being provided is meant to provide the corrections required by the restatements described above and in the notes to our restated financial statements. Other than these corrections of historical financial information, we have not undertaken to update any other information from the originally filed Quarterly Report on Form 10-QSB, and you should not rely on such other information, especially information that constitutes forward-looking information.

i

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	(Restated)
	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash & cash equivalents	$119,638	$553,001
Escrow deposit	83,250	-
Accounts receivable	37,184	-
Refundable tax credits	385,560	343,200
Inventory	261,736	-
Prepaid expenses	82,672	44,446
Total current assets	970,040	940,647

Property & equipment, net	741,143	264,942

TOTAL ASSETS	$1,711,183	$1,205,589

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$722,899	$538,119
Accrued expenses	193,224	308,211
Notes payable to related parties	990,140	180,231
Total current liabilities	1,906,263	1,026,561

Commitments and Contingencies (See Note 8)	-	-

Stockholders' Equity (Deficit):
Convertible Preferred stock-12,500,000 shares authorized- . 140,000 shares issued and outstanding	1,457,632	1,454,897
Common stock-50,000,000 shares authorized . $0.0001 par value 16,604,598 issued and outstanding	1,660	1,660
Additional paid in capital	16,515,414	15,950,173
Stock subscriptions receivable	(107,100)	(721,000)
Deficit accumulated during development stage	(17,911,559)	(16,351,130)
Cumulative foreign currency translation adjustment	(151,127)	(155,572)
Total Stockholders' Equity (Deficit)	(195,080)	179,028

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,711,183	$1,205,589

See Notes to Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company) UNAUDITED

	(Restated)
			Inception
	Three Months Ending	Three Months Ending	(9/18/2003) to
	March 31, 2006	March 31, 2005	March 31, 2006

Revenues	$35,133	$-	$35,133
Cost of goods sold	36,171	-	36,171
Gross loss	(1,038)	-	(1,038)

Expenses
Selling, general & administrative	1,031,783	2,482,584	7,216,357
Research & development	475,837	294,675	6,309,219
Impairment of assets	29,475	286,784	1,414,379
Interest expense - related party	36,387	-	36,387
Other, net	(41,826)	(41,281)	(368,906)
Net Loss Before Income Taxes	(1,532,694)	(3,022,762)	(14,608,474)
Income Taxes	-	-	-

Deficit accumulated during development stage	(1,532,694)	(3,022,762)	(14,608,474)
Less preferred stock dividends and beneficial conversion feature	(27,735)	(2,326,171)	(3,303,086)
Net loss applicable to common shareholders	$(1,560,429)	$(5,348,933)	$(17,911,560)
Basic and diluted net loss per share	$(0.09)	$(0.41)	$(1.44)
Weighted average common shares outstanding	16,604,598	13,138,489	12,434,531

See Notes to Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company) UNAUDITED

	(Restated)
	Three Months	Three Months	Inception
	Ending	Ending	(9/18/2003) to
	March 31, 2006	March 31,2005	March 31, 2006
Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(1,532,694)	$(3,022,762)	$(14,608,474)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows used by operating activities

Depreciation	24,185	13,053	105,222
Impairment of Assets	29,475	286,784	1,414,415
Amortization of discount on note payable	19,721	-	44,509
Stock issued for services	-	1,524,950	2,293,382
Options issued for services	535,659	258,219	1,200,811
Changes in Operating Assets & Liabilities			-
Accounts receivable	(37,593)	-	(37,593)
Refundable tax credits	(43,311)	(40,820)	(362,179)
Inventory	(261,736)	-	(261,736)
Prepaid expenses	(38,075)	6,703	(80,134)
Accounts payable and other liabilities	70,522	312,585	866,500
Amounts payable to related parties	-	-	1,452,268
Net cash used by operating activities	(1,233,847)	(661,288)	(7,973,009)

Cash Flows from Investing Activities
Cash paid for purchase of manufacturing assets	(536,091)	-	(536,091)
Purchase of property & equipment	(47,345)	-	(376,799)
Investment in intangible assets	(29,475)	(5,956)	(197,363)
Investments in notes receivable	-	(280,797)	(1,217,016)
Net cash used by investing activities	(612,911)	(286,753)	(2,327,269)
Cash Flow from Financing Activities
Proceeds from convertible debt	-	-	1,550,000
Proceeds of related party note	1,000,000	-	1,173,510
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock net of cost	-	2,664,110	2,729,181
Repayment of related party note	(181,956)	-	(181,956)
Collection of subscription receivable	588,900	-	938,900
Proceeds from sale of common stock; net of costs	-	-	2,578,505
Net cash provided by financing activities	1,406,944	2,664,110	10,443,640

Net Change in Cash and Cash Equivalents	(439,814)	1,716,069	143,362
Effect of Exchange Rate on Cash	6,451	(46,730)	(23,724)
Cash and Cash Equivalents - Beginning	553,001	48,707	-
Cash and Cash Equivalents - Ending	$119,638	$1,718,046	$119,638

See Notes to Financial Statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited interim financial statements presented herein have been prepared in accordance with the accounting policies described in Axion Power International, Inc.’s (the Company) amended and corrected December 31, 2005 Annual Report on Form 10-KSB/A and should be read in conjunction with the Notes that appear in that report. These consolidated financial statements include the accounts of Axion Power International, Inc. (Axion), and its wholly owned subsidiaries Axion Power Corporation (APC), Axion Power Battery Manufacturing Inc. (APB) and C&T Co. Inc. (C&T).

In the opinion of management, the information furnished in this Form 10-QSB/A reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005. Certain adjustments are of a normal recurring nature. In addition to normal recurring adjustments, the Company restated its financial statements, along with a restatement of the comparative period ended March 31, 2005, for the matters in the notes captioned “Restatement of Financial Statements for Quarter Ended March 31, 2006.“ and “Restatement of Financial Statements for Quarter Ended March 31, 2005.” Operating results for the interim period are not necessarily indicative of results expected for the full year. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Therefore instructions to Form 10-QSB/A do not include some information and notes necessary to conform to GAAP annual reporting requirements. These financial statements should be read in conjunction with the consolidated financial statements and notes certified in the 10-KSB/A for the year ended December 31, 2005.

2. Restatement of Financial Statements for Quarter Ended March 31, 2006

	March 31, 2006
	Reported	Adjustments	Reference	Restated
ASSETS

Current Assets:
Cash & cash equivalents	$119,638	$-		$119,638
Escrow deposit	-	83,250	(2)	83,250
Accounts receivable	57,657	(20,473)	(1)	37,184
Refundable tax credits	171,360	214,200	(3)	385,560
Inventory	83,367	178,369	(1) (4)	261,736
Prepaid expenses	95,597	(12,925)	(1)	82,672
Total current assets	527,619	442,421		970,040

Property & equipment, net	952,680	(211,537)	(2) (4) (5)	741,143

Other Assets:
Notes receivable	1,286,584	(1,286,584)	(8)	-
Intangible assets	2,180,211	(2,180,211)	(6) (7)(12)	-

TOTAL ASSETS	$4,947,094	$(3,235,911)		$1,711,183

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$587,390	$135,509	(1) (13)	$722,899
Accrued expenses	152,474	40,750	(1)(10)	193,224
Notes payable to related parties	990,140	-		990,140
Total current liabilities	1,730,004	176,259		1,906,263

Stockholders’ Equity (Deficit):
Convertible Preferred stock	1,484,694	(27,062)	(11)	1,457,632
Common stock	1,766	(106)	(9) (13)	1,660
Additional paid in capital	15,815,458	699,956	(9) (13)	16,515,414
Stock subscriptions receivable	(132,100)	25,000	(11)	(107,100)
Deficit accumulated during development stage	(14,192,746)	(3,718,813)		(17,911,559)
Cumulative foreign currency translation adjustment	240,018	(391,145)	(12)	(151,127)
Total Stockholders' Equity (Deficit)	3,217,090	(3,412,170)		(195,080)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$4,947,094	$(3,235,911)		$1,711,183

	Three Months Ended March 31, 2006
	Reported	Adjustments	Reference	Restated

Revenues	$54,475	$(19,342)	(1)	$35,133
Cost of goods sold	41,751	(5,580)	(1)(5)	36,171
Gross Loss	12,724	(13,762)		(1,038)

Expenses
Selling, general & administrative	1,086,674	(54,891)	(1) (13)	1,031,783
Research & development	482,721	(6,884)	(1) (5)	475,837
Impairment of assets	-	29,475	(7)	29,475
Interest expense - related party	36,387	-		36,387
Other, net	(6,997)	(34,829)	(1) (3)	(41,826)
(Loss) before and after income taxes	(1,586,061)	53,367		(1,532,694)
Less preferred stock dividends and beneficial conversion feature	(29,797)	2,062	(11)	(27,735)
Net loss applicable to common stockholders	$(1,615,858)	$55,429		$(1,560,429)
Basic and diluted net loss per share	$(0.09)	$0.0		$(0.09)
Weighted average common shares outstanding	17,649,958	1,045,360		16,604,598

Reference Notes:

1.
During the restatement of the period the Company performed an in depth review of certain transactions and identified cut-off adjustments related to accounts receivable, inventory, prepaid expenses, accounts payable and accrued expenses. "Cut-off adjustments" refers to the proper determination of which accounting period transactions should be recorded in, particularly with transactions close to or overlapping the end of an accounting period.

2.
During the restatement, the Company made a reclassification for proper financial statement presentation related to a refundable escrow deposit for the purchase of New Castle Battery assets of $83,250 that was previously recorded as property plant and equipment. The deposit related to certain assets that were not purchased and was later returned.

3.
During the restatement of the 2004 financial statements, the Company recorded $166,003 of refundable research and development tax credit from the Province of Ontario from 2004 which the Company previously did not record until 2005 because collection was not assured. The difference from the above is due to the exchange rate as of December 31, 2004 adding $5,357 to the value of the asset. During the restatement of the 2005 financial statements, the Company recorded $171,600 of refundable research and development tax credits related to 2005, which the Company previously did not record because collection was not assured. During 2007, the Company received the 2004 and 2005 credits. In addition, during the restatement of the three month period ended March 31, 2006, the Company recorded a receivable of $42,600 representing a portion of the 2006 credit that has been applied for during 2007 and is pending receipt.

4.
The Company, in a UCC Article IX sale, purchased from First National Bank the equipment and certain assets of a failed battery manufacturing plant in New Castle, Pennsylvania finalizing the purchase in the first quarter of 2006. During the restatement of the three month period ended March 31, 2006, the Company reallocated the purchase price between the assets purchased, therefore increasing inventory by $114,123 and reducing the value allocated to fixed assets by the same amount based on revised estimates of the fair values of the respective assets. Also, see note to the financial statements 4, captioned “Purchase of Assets of Failed Battery Manufacturing Equipment”.

5.	During the restatement of the three month period ended March 31, 2006, the Company reevaluated the depreciation lives and methods used for capital assets recorded on APC’s books, and as of January 1, 2006 revised the estimates of certain assets’ lives and methods of depreciation (see the footnote captioned “New Accounting Policies”). Additionally, the Company determined that certain assets were erroneously capitalized and charged to expense. Finally, the Company considered the assets purchased from New Castle Battery as placed into service in February of 2006. Previously, these assets were not depreciated during the first quarter of 2006. During the restatement, the Company determined that the New Castle Battery purchased assets should be placed into service. The net impact of these items was to reduce property and equipment by $14,164.

6.	The Company reported the initial $1,794,000 of acquisition costs for the Company’s technology as a capital asset even though the technology was not fully developed on the acquisition date and should have been classified as a purchase of in process research and development. The Company has fully expensed these costs as in process research and development during the restatement of the 2003 financial statements. Further, since the item was originally recorded as an asset on the Canadian subsidiary with a functional currency of the Canadian dollar, an additional asset of $173,487 related to foreign currency translation adjustments has been eliminated in the restated financial statements.

7.
The Company determined that the original patent costs capitalized of $29,475 during the first quarter of 2006 were impaired and have been written off to expense. In addition, $167,888 relates to patent costs considered impaired during the restatements of 2003, 2004 and 2005 financial statements.

8.
The Company recorded $542,290 in 2003, another $416,232 in 2004 and $328,062 in 2005 in advances to Mega-C Power Corporation as notes receivable and did not impair the notes for reporting purposes in the original financial statements. During the restatement of the 2003, 2004 and 2005 financial statements, the Company fully impaired these note receivables based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5. Further, since this item was originally recorded as an asset on a Canadian subsidiary with a functional currency of the Canadian Dollar, the balance sheet effect of the change varies from the income statement charge through impairment of assets. The adjustment reflected is the cumulative amount of restatement allocable to this quarterly period.

9.
As a result of the November 21, 2006, Mega C Chapter 11 plan of reorganization, the Trust returned 1,000,000 shares of the Company's common stock distributed to the Trust in conjunction with the original reverse acquisition on December 31, 2003 for cancellation by the Company. In the restated financial statements, the Company retroactively adjusted the return of 1,000,000 shares against the original shares issued to the Trust that resulted in a reduction of $100 in the value of common stock an increase in additional paid-in capital at December 31, 2003 that carried over into subsequent periods. This also resulted in a decrease of 1,000,000 shares in the weighted average shares outstanding.

10.
The Company determined that it was not obligated to pay an invoice in the amount of $24,264 that was erroneously charged in 2004 relating to stock offering costs and removed the liability during the restatement of the 2005 financial statements.

11.
The Company had recorded the purchase of $25,000 of preferred stock and a subscription receivable in 2005, which has not been subsequently collected. Preferred stock and stock subscriptions receivable were reduced by $25,000. As a result, dividends previously recorded in the amount of $2,062 have been reversed, of which $1,531 were recorded in 2005 and $531 were recorded in the first quarter of 2006. A correction to reduce both dividends and preferred stock was recorded during the restatement of the March 31, 2006 financial statements.

12.	The Company identified adjustments relating to foreign currency transaction gains or losses and foreign currency translation adjustments.

13.	The adjustments aggregating $699,956 to additional paid-in capital are as follows:

a.	$923,039 increase relating to equity transactions recorded during the 2003, 2004 and 2005 restatements.

b.
On February 10, 2006, the Board had authorized a bonus to the chief executive officer in the amount of $113,400 to be offset against his exercise of 56,700 common stock warrants that would have otherwise expired on January 21, 2006. The stock was not issued until April 21, 2006. The original filing had reported the transaction as an increase to equity during the 1st quarter of 2006. However, the restatement establishes a liability during the first quarter and an increase to equity during the 2nd quarter, upon issuance of the stock.

c.
The Company had originally estimated the value of options based on the proposed date of January 18, 2006. The Board ratified the proposal on February 6, 2006 and options were awarded shortly thereafter. In the restatement, the actual grant date of February 6, 2006 was used to value options awarded to management under FAS 123R. Further, measurement dates for non-employee consultants were previously valued on the date of grant and have been revised to value as of the measurement date with estimates of the value calculated at each reporting date prior to the measurement date. Finally, during the restatement, the company considered the value of options granted to employees on March 31, 2006 that were previously overlooked during the original filing. The stock based compensation related to these items decreased by $109,683 during the restatement of the financial statements for the period ended March 31, 2006.

3. Restatement of Financial Statements for Quarter Ended March 31, 2005

	March 31, 2005
	Reported	Adjustments	Reference	Restated
ASSETS
Current Assets:
Cash & cash equivalents	$1,714,008	$4,038	(1)	$1,718,046
Refundable tax credits	8,791	196,709	(1)(2)(9)	205,500
Prepaid expenses	5,377	(31)	(1)	5,346
Total current assets	1,728,176	200,716		1,928,892

Property & equipment, net	88,394	(8,147)	(3)	80,247

Other Assets:
Intangible assets	2,014,097	(2,014,097)	(4)(5)(9)	-
Notes receivable	1,239,320	(1,239,320)	(6)	-

TOTAL ASSETS	$5,069,987	$(3,060,848)		$2,009,139

LIABILITIES & EQUITY

Current Liabilities:
Accounts payable & accrued expenses	$369,975	$(37,048)	(1)(8)	$332,927

Liability to issue equity instruments	533,750	31,270	(13)	565,020

Stockholders’ Equity:
Convertible Preferred stock	3,725,689	(109,396)	(11)	3,616,293
Common stock	1,449	(100)	(7)	1,349
Additional paid in capital	8,829,974	838,234	(7)(8)(10)	9,668,208
Deficit accumulated during development stage	(8,441,891)	(3,657,709)		(12,099,600)
Cumulative foreign currency translation	51,041	(126,099)	(9)	(75,058)
Total equity	4,166,262	(3,055,070)		1,111,192

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$5,069,987	$(3,060,848)		$2,009,139

	Three Months Ended March 31, 2005
	Reported	Adjustments	Reference	Restated
Expenses:
Selling, general & administrative expenses	$2,034,565	$448,019	(1)(10)(11)(12)(13)	$2,482,584
Research & development	667,839	(373,164)	(1) (12)	294,675
Impairment of assets	-	286,784	(5)(6)	286,784
Other, net	(1,099)	(40,182)	(1)(2)	(41,281)
(Loss) before and after income taxes	(2,701,305)	(321,457)		(3,022,762)
Less preferred stock dividends and
beneficial conversion feature	(2,326,171)	-		(2,326,171)

Deficit accumulated during development stage	$(5,027,476)	$(321,457)		$(5,348,933)

Basic and Diluted Net Loss Per Share	$(.36)	$(.05)		$(.41)

Weighted Average Common Shares Outstanding	14,139,489	(1,000,000)	(7)	13,138,489

Reference Notes:

1.
During the restatement of the period the Company performed an in depth review of certain transactions and identified cut-off and reclassification adjustments related to cash, refundable tax credits, prepaid expenses, accounts payable and accrued expenses. "Cut-off adjustments" refers to the proper determination of which accounting period transactions should be recorded in, particularly with transactions close to or overlapping the end of an accounting period.

2.	During the restatement of the 2004 financial statements, the Company recorded $166,003 of refundable research and development tax credit from the Province of Ontario from 2004 which the Company previously did not record until 2005 because collection was not assured. The difference from the above is due to the exchange rate as of December 31, 2004 adding $5,357 to the value of the asset. In addition, during the restatement of the 2005 financial statements, the Company recorded $171,600 of refundable research and development tax credits related to 2005, which the Company previously did not record because collection was not assured, $41,100 of which was allocated to the three month period ended March 31, 2005. During 2007, the Company received the 2004 and 2005 credits.

3.	The Company recorded depreciation and minor adjustments not previously recorded on a quarterly basis.

4.	The Company reported $1,794,000 of acquisition costs for the Company’s technology as a capital asset even though the technology was not fully developed on the acquisition date and should have been classified as a purchase of in process research and development. The Company fully expensed these costs as in process research and development in 2003 in the amended/corrected Form 10-KSB/A for the periods ended December 31, 2003 and 2004 filed in October of 2007. Because this item was originally recorded as an asset on the Canadian subsidiary with a functional currency of the Canadian dollar, an additional asset of $176,000 related to foreign currency translation adjustments was eliminated in the restated financial statements included in that amended/corrected

5.	The Company determined that the original patent costs capitalized of $5,956 during the first quarter of 2005 were impaired and have been written off to expense. In addition, $126,522 relates to patent costs considered impaired during the restatements of 2003 and 2004 financial statements.

6.	The Company recorded $542,290 in 2003, another $416,232 in 2004 and $280,798 in the first quarter of 2005 in advances to Mega-C Power Corporation as notes receivable and did not impair the notes for reporting purposes. The Company fully impaired these note receivables based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5, Accounting for Contingencies, in the amended/corrected Form 10-KSB/A for the periods ended December 31, 2003 and 2004 filed in October of 2007. The amount reflected as expensed in the table was the total of advances through March 31, 2005. Because this item was originally recorded as an asset on a Canadian subsidiary with a functional currency of the Canadian Dollar, the balance sheet effect of the change varies from the income statement charge through impairment of assets.

7.
As of result of the November 21, 2006, Mega C Chapter 11 plan of reorganization, the Trust returned 1,000,000 shares of the Company’s common stock distributed to the Trust in conjunction with the original reverse acquisition on December 31, 2003 for cancellation by the Company. In the restated financial statements, the Company retroactively adjusted the return of 1,000,000 shares against the original shares issued to the Trust that resulted in a reduction of $100 in the value of common stock and increase in additional paid in capital at December 31, 2003 that carried over into 2005. This also resulted in a decrease of 1,000,000 shares in the weighted average shares outstanding.

8.
The Company determined that it was not obligated to pay an invoice in the amount of $24,264 that was erroneously charged in 2004 related to stock offering costs. The liability was removed during the restatement of the period ended March 31, 2005.

9.	The Company identified adjustments relating to foreign currency transaction gains and losses and foreign currency translation adjustments.

10.	The adjustments aggregating $838,234 to additional paid in capital are as follows:

a.
$840,557 increase related to equity transactions recorded in the restatements of the 2003 and 2004 financial statements described in further detail in the amended/corrected Form 10-KSB/A filed in October of 2007 for the periods ended December 31, 2003, 2004 and 2005.

b.	$20,625 increase relating to recording the intrinsic value of options granted to employees in 2004 over the vesting period, which was originally not valued.

c.
$47,212 decrease to adjust the value of the 140,000 warrants granted in March 2005 as satisfaction of legal services provided. Initially the warrants were valued utilizing the Black-Scholes-Merton pricing model, the Company has since determined that the value of the services is a more readily determinable value and changed the valuation associated with this warrant grant.

d.	See 8 above.

11.	Reclassification of legal fees incurred in connection with the offering of preferred shares in February 2005.

12.	The Company reclassified certain compensation and other expenses from research and development to selling, general, and administrative expenses to properly reflect their function.

13.	The adjustment of $31,270 relates to the Company adjusting the liability to issue equity instruments to the actual number of equity instruments issued at the price of the common stock on the day the grant was approved by the Compensation Committee.

4. Purchase of Assets of Failed Battery Manufacturing Equipment

Incorporation of new subsidiary: In January 2006, the Company incorporated a new wholly owned subsidiary named Axion Battery Products, Inc. (“ABP”) under the laws of the Commonwealth of Pennsylvania for the purpose of operating a battery manufacturing facility in New Castle, Pennsylvania. The Company changed the name of this subsidiary and it is now Axion Power Battery Manufacturing Inc.

Purchase of battery manufacturing equipment: In February 2006, ABP entered into an agreement to purchase all of the equipment, inventory and other tangible assets of the New Castle Battery Manufacturing Company, Inc. from National City Bank, Pennsylvania in a foreclosure sale conducted pursuant to the provisions of Article 9 of the Pennsylvania Uniform Commercial Code. The assets were purchased by ABP and include all equipment, molds, inventories, parts, supplies, trademarks, copyrights, patents, other intellectual property rights, permits, licenses and general intangible assets that were subject to the bank’s security interest. Since the former New Castle Battery Manufacturing Company had been closed for several months prior to the acquisition and there were no employees, distribution systems, sales force, customer base, vendor relationships, or established revenue stream, the transaction was accounted for as a purchase of assets rather than a business combination. ABP paid $800,000 for the assets and incurred $20,244 of legal expenses directly associated with negotiating and executing this transaction. Of the $800,000 paid, $710,000 was paid to the seller at closing and $90,000 was initially placed in an interest bearing escrow account pending the seller’s resolution of certain encumbrances on a portion of the purchased assets. In August 2006, it was determined that the encumbered assets would not be transferred to ABP and $83,250 of the deposit was returned resulting in a final purchase price of $736,994 that was allocated to manufacturing equipment and inventory valued at approximately $540,000 and $197,000, respectively, on the date of the purchase.

Property rental: In February 2006, ABP entered into a lease agreement for an industrial building located in New Castle, Pennsylvania. The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $10,000. During the two extension terms, the rent will based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. In addition to the monthly rental, ABP is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises

5. Related Party Debt Financing

In January 2006, ABP entered into a loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill provided $1 million in acquisition and working capital financing for the battery manufacturing facility. The loan agreements require ABP to pay interest on the outstanding balance at the annual rate of 10%. Interest payments are due on the first day of each month commencing in February 2006. The entire principal balance of the loan is due on February 1, 2007, provided that the loan may be repaid at any time without notice or penalty. (See footnote captioned “Subsequent Events”).

ABP and the Company have each granted Mr. Averill a first priority security interest in all of their equipment, inventory, furniture, fixtures and intellectual property, together with all substitutions or replacements and all proceeds from any bulk sale thereof. As additional consideration for the loan, the Company issued Mr. Averill a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a period of three years from the issue date at a price of $6 per share. On each three-month anniversary of the loan date, the Company will be required to issue a substantially identical warrant for an additional 50,000 shares. If the loan remains outstanding for its entire term, Mr. Averill could receive an aggregate of 200,000 warrants. The initial warrant granted was valued at $29,581 as of the date of grant using the Black-Scholes-Merton option-pricing model. This amount was recorded as a note discount and recognized as interest expense over the first three months of the loan term. At March 31, 2006, approximately $9,900 of the note discount remains unamortized and has been shown as a reduction to the corresponding liability on the accompanying balance sheet. During the three-month period ended March 31, 2006 interest expense recognized in connection with the note amounted to $36,387.

6. New Accounting Policies and Pronouncements

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of FASB 154 has not had a material impact on its financial statements.

Significant accounting policies adopted as a result of our purchase of the assets discussed in note 2 and not disclosed on our Form 10-KSB/A at December 31, 2005 are as follows:

Inventory Inventory is valued at the lower of cost or market value, and adjusted as appropriate for valuation and obsolescence. The resulting inventory value represents a new cost basis. Adjustments to and the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. As of March 31, 2006, inventory included $261,736 of lead-acid battery components. This aggregate amount included $234,238 of raw materials, $13,188 of work in process and $14,310 of finished goods.

Revenue Recognition The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectability is reasonably assured.

Shipping and Handling Costs All shipping and handling costs charged to customers are recorded as Net Sales and all related expenses are included in Cost of Sales.

Depreciation The Company depreciates its assets using a straight line depreciation method with useful lives ranging from 3 to 22 years.  This is a change in accounting estimate; previously the Company depreciated its assets using the double declining balance method of depreciation. The change in accounting estimate did not have a material impact on depreciation expense for the quarter ended March 31, 2006, or the Company’s financial statement as a whole.

7. Continued Operations

Going Concern The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern” which assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Our significant operating losses, negative cash flow from operations, substantial working capital deficiency and the development stage of our Company raise substantial doubt about our ability to continue as a going concern. The Company is presently seeking capital from alternative sources. These financial statements do not reflect adjustments that would be necessary if the “going concern” assumption was not appropriate because management believes actions already taken or planned will mitigate the conditions that raise doubt about the validity of the going concern assumption.

8. Contingencies

Employment Agreements: The Company’s Chief Executive Officer, President, Chief Financial Officer and Chief of Research and Development have each executed written employment agreements that provide for initial terms of two to four years, provide for the salaries and contractual stock options specified in the following table.

Name	Position	Date	Term	Salary	Options	Price	Vesting
Thomas Granville	CEO	4/4/05	24 Months	$261,000	180,000	$2.50	Monthly
Charles Mazzacato (2)	President	7/27/04	48 Months	$160,000	240,000	$4.00	Monthly
Peter Roston (1)	CFO	7/27/04	48 Months	$125,000	200,000	$4.00	Monthly
Edward Buiel	CTO	9/1/05	36 Months	$120,000	90,000	$4.00	Monthly

If any of these officers is terminated under certain circumstance, they will be entitled to receive a lump sum payment equal to six month’s base annual salary as liquidated damages. Subsequent to March 31, 2006 Charles Mazzacato resigned and Peter Roston was terminated for cause. Mr. Roston filed a lawsuit for liquidated damages. The Company determined the risk of loss as a result of this lawsuit is remote.

Facilities: During the year ended December 31, 2005 and prior, all of the Company’s operations were conducted at its research and development center located at 100 Caster Avenue in Woodbridge, a suburb of Toronto, Ontario, Canada. The Company rented this facility under a month-to-month arrangement that required a minimum monthly rental of $8,150. The Company’s research and development center included approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories. At the end of December, 2006 the Company closed the facilities and moved to New Castle, Pennsylvania. See the note captioned “Subsequent Events.”

Taylor Litigation On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants. Although the complaint is difficult to understand, it appears that with respect to the Company and certain of directors, officers and stockholders, the lawsuit alleged a conspiracy to damage the value of the Taylor Group’s investment in Mega-C and deprive the Taylor Group of their alleged interests in the technology, as well as damages of $250,000,000. Management believes the lawsuit is without merit, and accordingly no amounts have been provided for in the accompanying financial statements. The Company has offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company in Canada. Any named defendant will be free to retain independent legal counsel, but the Company is not responsible for the costs of separate legal counsel. The Company has not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

In February 2005, the Bankruptcy Court stayed the Taylor Litigation pending resolution of Mega-C’s Chapter 11 bankruptcy case. On December 12, 2005, the Company entered into a settlement agreement with Mega-C and various others that was approved by an order entered in the bankruptcy case on February 1, 2006 and which became fully effective when the Court confirmed Mega-C’s Chapter 11 Plan of Reorganization in November 8, 2006. A detailed description of the terms and effect of the settlement agreement is set forth below within Note captioned “Subsequent Events.”

Transactions with a related party (C&T) The statements do not reflect a contingent liability for certain tangible personal property owned by C&T labs, Inc. an affiliate of C&T that the Company has the option to purchase. The liability for $103,384 (Canadian) approximately $84,000 in US dollars was recorded in April 2006 at the time the Company elected to purchase the assets.

Contingent Shares The Company agreed to sell 1 million shares of common stock to a foreign partnership at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities.  Payment for the 1 million shares was never received even though the shares were issued. The one million shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of our common stock in the quarterly report which includes these financial statements.  The Company instituted a lawsuit in an effort to collect the agreed upon purchase price.  The certificate for the unissued block of 1,000,000 shares was recovered December 4, 2007 and will be cancelled.
In connection with the offering described in the preceding paragraph, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one the Company entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership is in possession of a stock certificate representing these shares without tendering the purchase price to either the Company or to the warrantholders.  As such, the 301,700 shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements.    The Company has included these 301,700 shares as outstanding warrants, pending receipt of the exercise price from the four warrantholders.  The Company has not yet located the certificate(s) representing the block of 301,700 unissued shares.
Management concluded there is no requirement, pursuant to the requirements of FASB 5, “Accounting for Contingencies,” to accrue any loss contingency based on the above described matters involving the 1,000,000 and 301,700 shares. (The 1,000,000 share block of shares was recovered December 4, 2007 and will be cancelled.) As a result, there has been no accounting recognition of these events in the financial statements.

9. Related Parties

Related party notes payable: The Company had liabilities and notes outstanding to related parties as of March 31, 2006. See the notes captioned “Related Party Debt Financing” for details. See the face of the Balance Sheet for the amounts.

Legal fees: John Petersen is a director of the Company and a partner in the law firm of Petersen & Fefer, which serves as the Company’s legal counsel. During the three months ended March 31, 2006, fees incurred for services amounted to $53,364. However, the amount is offset by a credit of $48,043 for the change in value of equity instruments accrued in the fourth quarter of 2005 with a measurement date in the first quarter of 2006 as discussed further in the note captioned “Restatement of Financial Statements for Quarter Ended March 31, 2006-restatement note 13,c.” therein.

Options and Warrants: As disclosed elsewhere herein the Company engaged in numerous financing transactions with a variety of related parties. See the footnotes captioned “Note Payable Debt Financing,” “Stockholder's Equity” and “Subsequent Events” for disclosure of these transactions.

10. Comprehensive Income and Significant Non-Cash Transactions

FASB No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. The components of comprehensive loss for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Net loss	$(1,532,694)	$(3,022,762)
Foreign currency translation adjustment	4,445	55,734
Comprehensive loss	$(1,528,249)	$(2,967,028)

The following table provides summary information on our significant non-cash investing and financing transactions during the three-month periods ended March 31, 2006 and 2005.

	2006	2005
Notes payable to related parties converted to preferred stock	$-	$1,000,000
Preferred converted to common	$-	$58,502
Reclassification of escrow deposit	$83,250	$-
Dividend accrued to preferred stock	$27,735	$10,689
Beneficial conversion feature attributable to preferred stock	$-	$2,315,482
Fair value of warrants issued with related party note	$29,581	$-
Reversal of Stock Subscription Receivable	$25,000	$-

11. Equity-Based Compensation

In December 2004, the Financial Accounting Standards Board issued FASB 123R, Share-Based Payment (“FASB 123R”). FASB 123R supersedes FASB 123, Accounting for Stock Based Compensation, and Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of FASB 123R using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior periods have not been restated for the effects of FASB 123R. Under FASB 123R, compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

Prior to the adoption of FASB 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. In accordance with FASB 123, the Company disclosed the summary of pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date.

The Company has adopted an incentive stock option plan covering an aggregate of 2,000,000 shares of common stock that authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The Company has also adopted an outside directors’ stock option plan covering an aggregate of 500,000 shares of common stock which provides that each eligible director will automatically be granted an option to purchase shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his term in office. From time to time, based on recommendations of the compensation committee of the board of directors, the Company enters into non-plan equity incentive agreements with officers, employees, attorneys and third party consultants.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

During the three-month period ended March 31, 2006, the Company issued a total of 934,000 non-plan stock options to two of its officers, two employees and two of its attorneys as follows:

•
Thomas Granville, chief executive officer, was granted an option to purchase 500,000 shares of common stock. Of this total 300,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next one to three years.

•
Members of the law firm of Petersen & Fefer, general corporate counsel (of which one member was a director of the Company at the time) were granted an option to purchase 360,000 shares of common stock. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006.

•
Edward Buiel, chief of research and development, was granted an option to purchase 35,000 shares of common stock. Of this total 10,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next two to three years.

•	Cecilia Rosenauer, bankruptcy counsel, was granted an option to purchase 15,000 shares of common stock. The option will vest on the effective date of Mega-C’s Chapter 11 plan of reorganization.

•	Two employees were granted options to purchase a total of 24,000 shares of common stock. The options vest at a rate of 2,500 per month over the first 6 months and 1,500 per month thereafter.

These options are exercisable at prices ranging from $4 to $6 per share and will expire three years from the date of grant.

The fair value of each option award is estimated on the measurement date utilizing the Black-Scholes-Merton Option Pricing Model. The assumptions noted in the following table were used for the options granted for the three months ended March 31, 2006.

	Non Employee	Employees
Risk-free interest rate	4.70%	4.59%
Dividend yield	0	0
Expected volatility	53.12%	52.71%
Expected term (in years)	3	3

The compensation cost that has been charged against income for options was $535,659 for the three-month period ended March 31, 2006. The impact of this expense was to increase basic and diluted loss per share by $.03 for the three-month period ended March 31, 2006. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for non-qualified income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the three-month period ended March 31, 2006, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The following table provides summary information on all outstanding options as of March 31, 2006, based on the grant date for both employee and non-employee options.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average exercise price	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2005	1,449,885	$3.12
Granted during the period	829,000	$5.96
Exercised	0	$0
Lapsed	150,000	$2.50
Options outstanding at March 31, 2006	2,128,885	$4.27	4.8	$357,000
Options exercisable at March 31, 2006	895,885	$5.08	3.2	$70,000

The weighted-average grant date fair value of options granted during the three-month period ended March 31, 2006 was $0.60 (none were granted during the three-month period ended March 31, 2005). The total intrinsic value of options exercised during the three-month period ended March 31, 2006 was $0.00 ($0.00 during the three-month period ended March 31, 2005).

The following table provides summary information on all non-vested stock options as of March 31, 2006.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2005	1,194,000	$1.69
Options granted during the 3 months ended March 31	829,000	$.6
Options forfeited or lapsed	150,000	1.14
Options vested during the 3 months ended March 31	640,000.64
Options subject to future vesting at March 31, 2006	1,233,000	$1.57

Not included in the preceding tables and paragraph are 105,000 of options granted to consultants where performance has not yet been completed and the measurement date has not yet occurred. As of March 31, 2006, the estimated total compensation expense related to these options is approximately $60,000, which will be adjusted at the measurement date and recognized in accordance with the consulting agreements.

As of March 31, 2006, there was approximately $1.9 million of unrecognized compensation cost related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 2.3 years. The total fair value of options vested during the three-month period ended March 31, 2006 was $412,698 ($46,674 during the three-month period ended March 31, 2005).

As previously mentioned, the financial statements for the three-month period ending March 31, 2005 have not been restated to reflect the adoption of FASB 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with FASB 123R, the Company’s pro forma net loss and loss per share for the three-month period ended March 31, 2005 would have been as follows.

	2005 Restated
	Total	Per share
Net loss applicable to common shareholders	$(5,348,933)	$(.41)
Intrinsic value of employee options	20,808.00
Fair value of options expense	(91,171)	(.01)
Pro forma loss	$(5,419,296)	$(.42)

12. Earnings/Loss Per Share

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

If we had generated earnings during the three-months ended March 31, 2006, we would have added 1,919,105 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If we had generated earnings during the three-months ended March 31, 2005, we would have added 1,149,718 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

13. Stockholders’ Equity

The Company’s authorized capitalization includes 50,000,000 shares of common stock and 12,500,000 shares of preferred stock.

Subscriptions Receivable Our balance sheet as of December 31, 2005 reflected $721,000 in subscriptions receivable. During the first quarter of 2006, we received subscription payments of $588,900 and cancelled an unsettled subscription for preferred stock by $25,000, which reduced the receivable balance to $107,100 as of March 31, 2006.

Preferred Stock Each share of preferred stock was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the preferred stock would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if we encountered unexpected delays in our registration of the underlying common stock. After giving effect to conversion price adjustments and quarterly dividends through March 31, 2006, each share of preferred stock is presently convertible into 5.83 shares of common stock. Preferred stock dividends included in the loss applicable to common stockholders for the three months ended March 31, 2006 were $27,735.

Warrants The following table provides summary information on warrants outstanding as of March 31, 2006, including the 301,700 warrants that were issued in escrow to facilitate the pending stock sale described above.

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Capital Warrants	1,654,600	$2.00	$3,309,200	12/31/2007
Series IV Warrants	476,000	$2.00	$952,000	03/17/2007
Series V Warrants	600,000	$4.00	$2,400,000	04/30/2008
Series VI Warrants	50,000	$6.00	$300,000	12/29/2010
		$
Totals	2,780,600	2.50	$6,961,200

14. Segment Information

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

	U.S.	Canada	Total
Sales	$-	$35,133	$35,133
Property & equipment	$528,406	$212,737	$741,143

15. Subsequent Events

Grant from State of Pennsylvania: The Company received a grant from the state of Pennsylvania for approximately $1.2 million. Of that total, $900,000 was in cash for equipment with the remainder for job training and tax credits. Of the total grant, $512,000 was received September 6, 2007.

Debt Financing: In January 2006, ABP entered into a secured loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill agreed to provide $1 million in acquisition and working capital financing for ABP’s purchase of the battery manufacturing facility. The amount of the secured loan was increased to $1,510,000 in November 2006, at which time the interest rate was amended retroactively to an annual rate of 12%. Interest payments are due on the first day of each month commencing in February 2006. The loan is secured by a first priority interest in all of ABP’s equipment, inventory, furniture and fixtures, together with all substitutions or replacements and all proceeds from the sale thereof. The outstanding balance of $428,675, due February 1, 2008, remains unpaid as of December 3, 2007.

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

In October 2006, the Company redeemed 15,000 warrants and made aggregate payments of $1,540,000 on the loans, by conversion of $48,217 of interest and $1,491,783 of principal into preferred shares.  In December 2006, the holders of these loans converted an aggregate of $1,502,418 in principal and $130,833 in accrued interest into shares of the Company’s Series A Preferred Stock discussed below, and the company redeemed 66,387 warrants at this time. The unpaid balance of the Company’s loans was $500,799 plus $11,066 in interest at December 31, 2006, with a maturity date of February 1, 2007. $72,123 of this balance was repaid on January 25, 2007, with the remaining note balance of $428,675 unpaid as of December 3, 2007.

In August 2007, the Company borrowed an additional $460,000 from Robert Averill, a director of the Company and $115,000 of this sum was repaid on September 28, 2007. In November 2007, Company borrowed an additional $444,377 from Mr. Averill. The terms of this borrowing are still being negotiated.

In October 2007, Igor Filipenko, a former Board Member and majority shareholder of C&T loaned the Company $115,000. The terms of this borrowing are still being negotiated.

Common Stock & Private Placements:  In April 2006, two unaffiliated individual accredited investors purchased a total of 80,000 units for a purchase price of $2.50 per unit or $200,000.   Each unit consists of one share of common stock and one common stock purchase warrant with an exercise price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement.   In April, 2006, the Company’s chief executive officer exercised his $2.00 options to purchase 56,700 shares, and the Company’s Chief Technical Officer received 6,000 unrestricted shares, pursuant to his 2005 employment contract.  In December 2006, the CTO received an additional 250,000 restricted shares, pursuant to his 2006 employment contract; Unrestricted ownership of these 2006 grant shares will vest in lump sum at the end of a 3 year period in December of 2009. In November 2006, the Mega C bankruptcy confirmation resulted in the return of 1,500,000 shares. 1,000,000 of these shares were retroactively reflected as an adjustment to shares outstanding on December 31, 2003.  The remaining 500,000 common shares issued in February 2005 were accounted for as a return of the augmentation shares issued in 2005.

Sales of Series A Preferred Stock: On October 18, 2006, the Company’s board of directors authorized a new series of preferred stock consisting of up to 2,000,000 shares designated Series A Convertible Preferred Stock. No more than 1,000,000 shares may be sold for cash and the remaining shares must be reserved for (i) issuance upon exercise of the conversion rights of holders of secured and unsecured short-term debt, and (ii) to pay in-kind dividends on the Preferred Stock. So long as any Preferred Stock is outstanding, the Company is prohibited from issuing any series of stock having rights senior to or on parity with the Preferred Stock without the approval of the holders of two-thirds of the outstanding Preferred Stock. The holders of Preferred Stock have no pre-emptive rights with respect to any other securities of the Company. Beginning on the six month anniversary of the initial closing date, the shares of Series A Preferred shall be convertible at the option of the holders of record at an initial conversion of $1.25 per share. The conversion price is subject to adjustment if the corporation issues any shares less than the then existing conversion price. The company is in the process of determining the proper accounting treatment relating to the conversion feature of the Preferred Stock. Series A Preferred dividends are payable on the last day of each calendar quarter. The holders of the shares of Series A Preferred shall receive dividends at the annual rate of 10% of the Stated Value of the Series A Preferred so long as the Company is current with respect to its reporting obligations under the Securities Exchange Act of 1934 on any dividend payment date. In the event that the Company is not current with respect to this reporting obligation, the annual dividend rate increases to 20% of the Stated Value. All but one of the Series A Preferred shareholders has elected to reinvest their preferred dividends back into Series A Preferred shares. As of December 3, 2007, no cash dividends have been paid with respect to the Series A Preferred shares. Accrued cash dividends through the 3rd quarter of 2007 is $80,205.

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

Mega-C Bankruptcy Court Litigation: In April 2004, the Company, APC and Thomas Granville filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. 04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner, the trustee of the Trust (Adversary Proceeding No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Trust as property of the bankruptcy estate. On July 27, 2005, the Company commenced an adversary proceeding against the Chapter 11 Trustee and Ms. Fonner (Adversary Proceeding No. 05-05082-gwz) for the purpose of obtaining a judicial determination that as of the petition date:

•	Mega-C's license to commercialize the technology was terminated;

•	Mega-C does not have any interest in the technology;

•	Mega-C did not transfer any property to the Company with the intent to damage or defraud any entity;

•	Mega-C did not transfer any property to the Company for less than reasonably equivalent value; and

•
If the court ultimately decides that Mega-C has a valid legal interest in the technology, then the Company is entitled to terminate the Trust. Further, Axion amended its complaint in September 2005 to assert its legal right to have the Trustee of the Mega C Trust hold the assets of the Trust in a resulting trust in favor of the Company in the event the bankruptcy court were to grant the Chapter 11 Trustee's request for turnover of the Trust assets and to set aside the Trust.  These two theories made it necessary to name Ms. Fonner as a defendant in the lawsuit.

Settlement Agreement: On December 12, 2005, the Company entered into a settlement agreement with Mega-C, represented by its Chapter 11 Trustee William M. Noall ("Noall"), and the Trust, represented by its trustee Sally A. Fonner ("Fonner") and others. Additional signatories to the settlement agreement include: (a) the company's subsidiaries APC and C&T; (b) Fonner in both her capacity as Mega-C's sole officer and director and as trustee of the Trust; (c) certain former stockholders of APC including Robert Averill, Joe Piccirilli, The Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation; (d) Paul Bancroft, and (e) certain former stockholders of C&T including, Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg.

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Portions of the settlement agreement were further subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming plan of reorganization that was jointly proposed by Noall, Axion and others. The plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan.  At the date of these financial statements, the plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties have been resolved.  By way of summary of the Plan, the following steps have been accomplished:

•	The Company has compromised and withdrawn its notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned its interest, if any, in the technology and any and all tangible and intangible personal property in the Company's possession to the Company;

•
The Trust has been restated and retained 4,700,000 shares that will be sold to pay creditor claims that remain unsatisfied from the Liquidation Trust described below, with the balance to be distributed to Mega-C's shareholders in connection with the implementation of Mega-C's Chapter 11 plan.

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

The litigation settlement and releases provided by the plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other adverse parties that have or may have claims that could have been asserted by Mega-C. The plan requires the Liquidation Trust to seek dismissals of the Taylor litigation to the extent that it involves derivative or other actions that belong to the Chapter 11 estate.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals, management believes the possibility of any adverse decision to the Company to be remote.

The settlement agreement may not resolve all aspects of the Taylor Litigation because the original statement of claim appears to allege an oral agreement with C&T which the Taylors appear to allege gave them an ownership interest in the technology and/or C&T. Because core contracts, notices and other substantial direct evidence contradict these allegations, the Company believes after consultation with counsel that the claims are without merit. The Company also believes that if the Taylor Group prevails, C&T’s former shareholders will bear primary legal responsibility for any judgment. However, there can be no assurance that the Taylor Group will not prevail or that Axion will not be held liable. The cost and outcome of future litigation could have a material adverse impact on the Company’s financial condition and the value of its stock.

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

ITEM 2. PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report, with the original Annual Report on Form 10-KSB for the year ended December 31, 2005, the amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005 and our periodic filings made with the SEC subsequent to the date of the filing of those reports, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the original Annual Report on Form 10-KSB. The statements in this Plan of Operation should be read to have been made as of the Original Filing Date. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Information” in the amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Restatement

In this Amended Annual Report on Form 10-QSB/A for the period ended March 31, 2006 the Company has:

•	Restated our unaudited consolidated financial statements for the three months ended March 31, 2005 and 2006 as well as the cumulative since inception presentation;

•
Restated the Plan of Operation section of this report to reflect changes resulting from the restatement of the financial statements and to more closely adhere to the requirements of Item 303 of Regulation S-B, which do not require a discussion and analysis of financial condition and results of operations due to our Company’s historical lack of revenue;

•
In certain places in this report, we have excluded 1,301,700 shares of our common stock (the “Excluded Shares”) from our calculation of issued and outstanding common stock that were to be issued to a foreign partnership, comprising 1,000,000 shares to be issued directly from Axion and 301,700 shares to be issued upon the exercise of warrants held by four individuals, as the foreign partnership had not, as of March 31, 2006, delivered the purchase price for these shares. See corrected disclosure of these events in our amended Annual Report on Form 10-KSB/A. The certificate for the unissued block of 1,000,000 shares was recovered December 4, 2007 and will be cancelled, while the certificate for the additional 301,700 shares, which were not to be delivered unless and until the warrant was exercised, is still unaccounted for as of the date of this report. ; and

•	Restated our Evaluation of Disclosure Controls and Procedures to report the underlying deficiencies that resulted in restatement of our financial statements.

As more fully described in Notes 4, 5, and 6 to the Company’s restated audited consolidated financial statements included in our amended and corrected Form 10-KSB/A report for the fiscal periods ended December 31, 2003, 2004 and 2005, filed in October of 2007, we restated those consolidated financial statements to:

•	Fully impair certain notes receivable from Mega-C Power Corporation (Mega-C);

•	Write-off certain amounts previously reflected as intangible assets as in-process research and development;

•	Fully impair certain patent costs previously capitalized;

•	Properly account for certain options that were issued in connection with our financing and other business arrangements;

•	Record expense for certain compensatory issuances of shares; and

•
Correct certain errors and make certain reclassifications that were identified during the course of the restatement and re-audit of our financial statements for partial fiscal year from September 18, 2003 (inception) to December 31, 2003 and the years ended December 31, 2004 and 2005, as more fully described in Notes 4, 5, and 6 to the Form 10-KSB/A for fiscal periods ended December 31, 2003, 2004 and 2005, filed in October of 2007.

This restated Plan of Operation speaks as of the date the original Quarterly Report on Form 10-QSB was filed. It has been amended and restated solely to correct those disclosures that were affected by the restatement of the company’s financial statements and to eliminate the discussion and analysis of the company’s financial condition and results of operations, which are not required by Item 303 of Regulation S-B and which, in the view of management, do not add significantly to investors’ understanding of our finances. You should not rely on any of the information contained in “Item 6. — Management’s Discussion and Analysis and Plan of Operation” in the original Quarterly Report on Form 10-QSB.

Overview

At March 31, 2006, we had cumulative net losses of ($17,911,560). This includes $3,303,086 in preferred stock dividends and beneficial conversion feature charges. We had $970,040 in current assets and $1,906,263 in current liabilities at March 31, 2006, leaving a net working capital deficit of $936,223. Since inception, we have financed our operations through private sales of equity securities. Even if a private placement for 2006 is successfully completed, our available and anticipated financial resources would not be sufficient to pay our anticipated operating expenses beyond August 2006. Accordingly, the notes to our financial statements for the quarter ended March  31, 2006 contain a note explaining that our financial statements have been prepared assuming that our company will continue as a going concern and that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption.

During the three-month periods ended March 31, 2005 and 2006, we devoted substantial time, effort and financial resources to litigation arising from the business failure of Mega-C and our efforts to continue the development of our proprietary lead/carbon device PbC™ technology.

On December 12, 2005, we entered into a settlement agreement that will resolve all pending and potential claims of Mega-C and the Chapter 11 Trustee, including derivative claims of Mega-C’s shareholders. The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006, subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization The “Plan”). On November 8, 2006, the Bankruptcy Court entered an order confirming the Plan and the Plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan.  At the date of these financial statements, the Plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties have been resolved.  In summary, the following has been accomplished:

•	The Company compromised and withdrew its notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C assigned its interest, if any, in the technology and any and all tangible and intangible personal property in the Company's possession to the Company; and

•	The Trust for the Benefit of the Shareholders of Mega-C Power Corporation (the Trust) has surrendered 1,500,000 shares to the Company which were promptly cancelled.

See the Company’s disclosure of the settlement and confirmation in our amended and corrected Annual Report on Form 10-KSB/A for the periods ended December 31, 2003, 2004 and 2005 filed in October of 2007 for further detail.

The litigation settlement and releases provided by the Plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other adverse parties that have or may have claims that could have been asserted by Mega-C. The plan requires the Liquidation Trust to seek dismissals of the Taylor litigation to the extent that it involves derivative or other actions that belong to the Chapter 11 estate.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals, management believes the possibility of any adverse decision to the Company, with any contingent liability, to be remote, as that term is used in Statement of Financial Accounting Standards No. 5 (FAS 5) Accounting for Contingencies. Nevertheless, the settlement as implemented by the Plan may not resolve certain lawsuits that were filed by certain of Mega-C’s promoters who describe themselves as the “Taylor Group” who appear to have alleged that our founder’s involvement in Mega-C’s affairs and our purchase of our proprietary lead/carbon device PbC™ technology damaged their interests. We believe the claims of the Taylor Group are without merit and we have not accrued a related loss contingency in our financial statements pursuant to FAS 5.

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

Operating activities. Our current cash outlays average approximately $500,000 per month. In connection with the transition from research to manufacturing, we plan to reduce the size of our scientific and technical staff and increase the size of our manufacturing staff. We do not anticipate that the total number of our employees will change significantly. Over the next several months, we intend to reduce spending on research and development and transfer a significant portion of our operations from our research facility in Ontario to our recently acquired production facility in Pennsylvania. While operations are likely continue in both locations for an indeterminate period of time, we believe the proposed changes will reduce our monthly overhead and streamline future operations. We will likely continue to spend at least $900,000 over the next twelve months on research and development to improve our designs for our proprietary lead/carbon device PbC™ and to develop demonstration projects. With the purchase of the plant and equipment at our Pennsylvania facility for approximately $800,000, we do not anticipate purchasing additional plant or significant equipment over the next twelve months, although we do intend to spend up to an additional $250,000 on capital expenditures to modify some of the equipment at that facility to produce the our proprietary lead/carbon device PbC™. We also believe our litigation costs are likely to decline significantly over the next 12 months.

We began production of specialty lead-acid batteries during the first quarter of 2006. We shipped our first products to customers during the month of March recorded modest operating revenue of approximately $35,000 for the period ended March 31, 2006. We initially projected sales of specialty lead acid batteries to generate from $1.5 to $2 million of sales revenue during the 2006 fiscal year. Since the former New Castle Battery Manufacturing Company had been closed for several months prior to the acquisition and there were no employees, distribution systems, sales force, customer base, vendor relationships, or established revenue stream, only $256,170 in sales revenue was realized during the 2006 fiscal year.

We intend to begin production of a commercial prototype of our proprietary lead/carbon device PbC™ batteries during 2006 and early 2007. Our initial production runs will be used exclusively for characterization and performance testing and we do not expect to generate revenue from sales of commercial PbC batteries. We have signed non-binding letters of intent for a series of alternative energy demonstration projects with distributors of wind energy equipment and anticipate sales revenues of $50,000 to $75,000 per project.

While we believe our future revenue from the sale of specialty lead-acid batteries and commercial prototype PbC batteries will be sufficient to offset our anticipated manufacturing costs and make a modest contribution to overhead, the amount and timing of our anticipated revenues are uncertain. We expect our quarterly losses to increase during 2006 and then decline after 2006, as a result of closing our Canadian operation and as gross profits from product sales become available to offset a portion of our general and administrative cost. Our future revenues, expenses and operating results are inherently difficult to predict and likely to fluctuate significantly from quarter to quarter. The bulk of our planned operating expenses will be fixed over the short term. If revenue does not increase at the rates we presently anticipate, we will be unable to proportionately reduce our operating expenses, which would harm our operating results. If we fail to meet investor expectations, our stock price could decline and the declines could be dramatic.

Our current manufacturing and product demonstration plans have been formulated with the strategic goal of generating sufficient profit from battery sales and demonstration projects to bring us to the breakeven point in 2008. We do not know if our demonstration projects will be successful, but if they are, rapid growth is likely to place a significant strain on our managerial, operational and financial resources. In that event, our plans to reach break even in the short-term may be unattainable. To achieve profitability we will need to develop our standard lead/lead products and introduce commercial PbC lead/carbon products that can be profitably manufactured by our company or other battery producers. We will then need to generate and sustain substantial revenue from the sale of our proposed products while maintaining reasonable expense levels. We must manage our growth, if any, through appropriate systems and controls. If we do not manage the growth of our business effectively, our future operating results will be materially and adversely affected.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 3. CONTROLS AND PROCEDURES

Background. On May 3, 2006, we filed a post-effective amendment to a Form S-1 registration statement for the purpose of registering the resale of shares of our stock held by the Mega-C Trust. In connection with their review of that filing, the SEC’s staff raised a number of questions relating to our historical accounting practices. In response to the SEC’s questions, the audit committee of our board of directors concluded that our previously issued audited financial statements for the short period September 18, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005 should be evaluated for the accounting policies and procedures used. The Company concluded the financial statements for those periods, the interim periods within those years and the three months ended March 31, 2006 should be restated. The year end restated financial statements were re-audited by the Company’s independent external auditors for the period from our inception through December 31, 2005.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer had previously concluded that the design of our system of disclosure controls and procedures were effective as of that date to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which the Quarterly Report on Form 10-QSB was being prepared.

As a result of the findings of the audit committee, our Chief Executive Officer and Chief Financial Officer have subsequently concluded that the material weaknesses described below existed as of March 31, 2006. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006. For these reasons, we have now concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

We determined that the following material weakness existed as of March 31, 2006:

•
Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for equity based transactions, uncollectible accounts, in-process research and development expense, and various other adjustments as set forth in footnotes 4, 5, and 6 to our restated consolidated financial statements for the partial year from September 18, 2003 (inception) to December 31, 2003, the years ended December 31, 2004 and 2005 and notes 2 and 3 to our restated consolidated financial statements for the three months ended March 31, 2005 and 2006.

•
The failure to properly account for and report the certain transaction during the originally reported financial statements for the quarters ended March 31, June 30 and September 30, 2005 constituted material weaknesses in our internal control over financial reporting. These material weaknesses were also noted by our independent auditors in a letter to the Audit Committee of our board of directors dated April 17, 2006 and described in our originally filed Quarterly Report in Form 10-QSB for the three months ended March 31, 2006. As a result of those material weaknesses, in May 2006, we restated our financial statements for the quarters ended March 31, June 30 and September 30, 2005.

Because the material weakness identified in connection with the assessment of our internal control over financial reporting had not yet been fully remedied, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective for the three months ended March 31, 2006 and 2005.

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

•	We have performed additional analysis and other procedures in order to identify weaknesses and errors in order to develop an adequate system of disclosure and financial controls:

•	We have restructured certain departmental responsibilities as they relate to the financial reporting function: and

•	We hired a new Chief Financial Officer who replaced a former CFO who left the employ of the company

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent sales of unregistered securities

Contingent Shares. The Company agreed to sell 1 million shares of common stock to a foreign partnership, Mercatus & Partners Limited (the “Purchaser”), a private limited company formed under the laws of the United Kingdom with an executive office a Via S. Roberto Bellarmino 4, 00142 Roma, Italy, December 12, 2005, at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities. Contrary to the terms and conditions of the Company’s agreement, the foreign partnership is in possession of a stock certificate representing these 1 million shares; however, completion of the transaction was contingent upon receipt of the proceeds from the foreign partnership, which have not, as of yet, been received.  As such, the one million shares were not duly issued and were excluded from all calculations of the issued and outstanding shares of our common stock in the amended/corrected annual report for the calendar year ended December 31, 2005 and this Form 10-QSB/A.  The 1,000,000 share block of shares was recovered December 4, 2007 and will be cancelled.

In connection with the offering described in the preceding paragraph, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one the Company entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the Company believes the foreign partnership is in possession of a stock certificate representing these shares without tendering the purchase price to either the Company or to the warrantholders.  As such, the 301,700 shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements.    The Company has included these 301,700 shares as outstanding warrants, pending receipt of the exercise price from the four warrantholders.  The Company has not yet located the 301,700 shares.

Management concluded there is no requirement, pursuant to the requirements of FASB 5, “Accounting for Contingencies,” to accrue any loss contingency based on the above described matters involving the 1,000,000 and 301,700 shares. (The 1,000,000 share block of shares was recovered December 4, 2007 and will be cancelled.) As a result, there has been no accounting recognition of these events in the financial statements.

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

ITEM 6	EXHIBITS

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Chief Executive Officer
Dated: December 6, 2007

/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Chief Financial Officer
Dated: December 6, 2007