Form 10QSB
period 2006-06-30
Axion Power International, Inc.
filed 2007-12-21
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-22573

AXION POWER INTERNATIONAL, INC.
(Exact name of small business issuer in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	identification No.)

3601 Clover Lane
New Castle, Pennsylvania	16105
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(724) 654-9300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 123b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

On December 14, 2007, the number of shares of common stock outstanding was 16,497,298.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-QSB, in particular Part I Item 2 "Plan of Operation, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10-QSB and other reports, statements, and information Axion Power International, Inc. has filed with the Securities and Exchange Commission (the "SEC"), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects" or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following.  With regard to the risks the company faces we advise you to carefully consider the following risks and uncertainties:

•
Substantial doubt exists as to our ability to continue as a going concern, and our auditor's report on our financial statements for the year ended December 31, 2005 includes a going concern qualification;

•	We have incurred net losses since inception and we may not be able to generate sufficient revenue in the future to achieve or sustain profitability;

•	We must raise substantial additional capital or our business will fail;

•	We have incurred substantial indebtedness, some of which is secured by a lien against all of our assets;

•	We may be unable to enforce or defend our ownership of proprietary technology;

•	We have never manufactured carbon electrode assemblies in commercial quantities;

•	We may be unable to develop a cost effective alternative to conventional lead electrodes;

•	Our technology may be rendered obsolete as a result of technological changes in the battery industry;

•	We may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon device PbC(tm) batteries;

•
Other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial proprietary lead/carbon device PbC(tm) battery technology;

•	We will have limited market opportunities based on our anticipated manufacturing capacity;

•	Our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised; and

•	Other risks and uncertainties set forth in our 2005 Form 10-KSB/A filed October 3, 2007.

Explanatory Note

Restatement of Historical Financial Statements

This Quarterly Report on Form 10-QSB includes a restatement for the period ended June 30, 2005. See Note 2 “Restatement of Financial Statements for Quarter Ended June 30, 2005” for details.

i

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited/Restated)
ASSETS

Current Assets:
Cash & cash equivalents	$191,719	$553,001
Escrow deposit	83,250	-
Accounts receivable	127,926	-
Refundable tax credits	446,545	343,200
Inventory	283,382	-
Prepaid expenses	118,045	44,446
Total current assets	1,250,867	940,647

Property & equipment, net	866,412	264,942
TOTAL ASSETS	$2,117,279	$1,205,589

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$868,221	$538,119
Accrued expenses	273,153	308,211
Notes payable to related parties	2,084,395	180,231
Liability to issue equity instruments	244,028	-
Total current liabilities	3,469,797	1,026,561

Commitments and Contingencies (See Note 6)	-	-

Stockholders' Equity (Deficit):

Convertible preferred stock-12,500,000 shares authorized-137,500 shares issued and outstanding	1,487,483	1,454,897

Common stock-50,000,000 shares authorized $0.0001 par value 16,747,298 issued & outstanding (16,604,598 in 2005)	1,675	1,660
Additional paid in capital	17,603,967	15,950,173
Stock subscriptions receivable	-	(721,000)
Deficit accumulated during development stage	(20,280,241)	(16,351,130)
Cumulative foreign currency translation adjustment	(165,402)	(155,572)
Total Stockholders' Equity (Deficit)	(1,352,518)	179,028

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$2,117,279	$1,205,589

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(9/18/2003)
	2006	2005	2006	2005	to June 30, 2006
		(Restated)		(Restated)
Revenues	$140,908	$-	$176,041	$-	$176,041
Cost of tangible products sold	207,380	-	243,551	-	243,551
Gross profit / (loss)	(66,472)	-	(67,510)	-	(67,510)

Expenses
Selling, general & administrative	1,190,081	604,848	2,221,864	3,087,432	8,406,438
Research & development	775,925	378,460	1,274,681	598,135	7,108,063
Impairment of assets	-	54,279	6,555	416,062	1,391,459
Interest expense - related party	370,972	-	407,360	-	432,148
Other, net	(64,620)	(44,206)	(106,446)	(85,487)	(458,314)
Net loss before income taxes	(2,338,830)	(993,381)	(3,871,524)	(4,016,142)	(16,947,304)

Income Taxes	-	-	-	-	-

Deficit accumulated during development stage	(2,338,830)	(993,381)	(3,871,524)	(4,016,142)	(16,947,304)

Less preferred stock dividends and beneficial conversion feature	(29,851)	(508,442)	(57,586)	(2,834,613)	(3,332,937)

Net loss applicable to common shareholders	$(2,368,681)	$(1,501,823)	$(3,929,110)	$(6,850,755)	$(20,280,241)

Basic and diluted net loss per share	$(0.14)	$(0.11)	$(0.24)	$(0.51)	$(1.46)

Weighted average common shares outstanding	16,747,298	13,685,903	16,675,948	13,414,205	13,861,094

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Six Months	Six Months	Inception
	Ending	Ending	(9/18/2003) to
	June 30, 2006	June 30,2005	June 30, 2006
		(Restated)
Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(3,871,524)	$(4,016,142)	$(16,947,304)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities
Depreciation	44,387	28,526	125,424
Impairment of assets	6,555	341,062	1,391,459
Non-cash interest expense	407,360	-	432,148
Equity instruments issued for services	972,005	2,368,337	3,930,539
Changes in Operating Assets & Liabilities
Accounts receivable	(133,847)	-	(133,847)
Refundable tax credits	(87,850)	(81,031)	(406,718)
Inventory	(283,382)	-	(283,382)
Prepaid expenses	(71,106)	(83,710)	(113,165)
Accounts payable	420,524	(180,582)	914,390
Accounts payable to related party (C&T)	-	-	1,452,268
Other current liabilities	146,365	(227,146)	448,477

Net cash used by operating activities	(2,450,511)	(1,850,686)	(9,189,709)

Cash Flows from Investing Activities
Purchase of property & equipment	(635,197)	(22,285)	(964,651)
Investment in intangible assets	(6,555)	(69,688)	(174,443)
Investments in notes receivable	-	(271,374)	(1,217,016)
Net cash used by investing activities	(641,752)	(363,347)	(2,356,110)

Cash Flow from Financing Activities
Proceeds from convertible debt	-	-	1,550,000
Proceeds of related party note	2,135,000	392,514	2,308,510
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of cost	-	2,751,106	2,729,181
Repayment of related party note	(184,538)	(392,514)	(184,538)
Collection of subscription receivable	588,900	-	938,900
Proceeds from sale of common stock; net of costs	200,000	-	2,778,505
Net cash provided by financing activities	2,739,362	2,751,106	11,776,058

Net Change in Cash and Cash Equivalents	(352,902)	537,073	230,239
Effect of Exchange Rate on Cash	(8,381)	10,581	(38,520)
Cash and Cash Equivalents - Beginning	553,001	48,707	-
Cash and Cash Equivalents - Ending	$191,719	$596,361	$191,719

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited interim financial statements presented herein have been prepared in accordance with the accounting policies described in Axion Power International, Inc.’s (the Company) December 31, 2005 Annual Report on Form 10-KSB, as amended and should be read in conjunction with the Notes that appear in that report. These consolidated financial statements include the accounts of Axion Power International, Inc. (Axion), and its wholly owned subsidiaries Axion Power Corporation (APC), Axion Power Battery Manufacturing Inc. (APB) and C&T Co. Inc. (C&T).

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended June 30, 2006 and 2005. Certain adjustments are of a normal recurring nature. In addition to normal recurring adjustments, the Company restated its financial statements, of the comparative period ended June 30, 2005, as described in Note 2 captioned “Restatement of Financial Statements for Period Ended June 30, 2005.” Operating results for the interim period are not necessarily indicative of results expected for the full year. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Instructions for Form 10-QSB in Item 310 (b) of Regulation S-B, Integrated Disclosure System for Small Business Issuers, permit the financial statements to be condensed and omit footnotes except as needed for fair presentation and to ensure the financial statements are not misleading. Accordingly, pursuant to these provisions, the financial statements do not include some information and notes necessary to conform to annual reporting requirements of GAAP. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-KSB/A for the year ended December 31, 2005, as amended.

2. Restatement of Financial Statements for Period Ended June 30, 2005

	Balance Sheet as of June 30, 2005
	Reported	Adjustments	Reference	Restated
ASSETS

Current Assets:
Cash & cash equivalents	$559,907	$36,455	(1)	$596,362
Refundable tax credits	-	244,260	(2)	244,260
Prepaid expenses	84,140	4,999	(1)	89,139
Total current assets	644,047	285,714		929,761

Property & equipment, net	79,585	7,961	(3)	87,546

Other Assets:
Intangible assets	1,996,166	(1,996,166)	(4) (5) (9)	-
Notes receivable	1,328,532	(1,328,532)	(6) (9)	-

TOTAL ASSETS	$4,048,330	$(3,031,023)		$1,017,307

LIABILITIES & EQUITY

Current Liabilities:
Accounts Payable & Accrued Expenses	$231,458	$(64,593)	(1)(8)	$166,865

Equity:

Convertible Preferred stock	3,810,903	(70,890)	(10)	3,740,013
Common stock	1,476	(100)	(7)	1,376
Additional paid in capital	9,835,048	882,774	(7) (8) (11)	10,717,822
Stock subscriptions receivable	-	(25,000)	(10)	(25,000)
Deficit accumulated during development stage	(9,878,713)	(3,722,709)		(13,601,422)
Cumulative foreign currency translation	48,158	(30,505)	(9)	17,653
Total equity	3,816,872	(2,966,430)		850,442

TOTAL LIABILITIES & EQUITY	$4,048,330	$(3,031,023)		$1,017,307

	Six Months Ended June 30, 2005
	Reported	Adjustments	Ref	Restated

Selling, general & administrative expenses	2,466,611	620,821	(1)(3)(10) (11) (12)	3,087,432
Research & development expenses	1,163,071	(564,936)	(1) (12)	598,135
Impairment of assets	-	416,062	(5) (6)	416,062
Other, net	-	(85,487)	(2)	(85,487)
(Loss) Before Income Taxes	(3,629,682)	(386,460)		(4,016,142)

Income Taxes	-	-		-

Net loss applicable to common shareholders	(3,629,682)	(386,460)		(4,016,142)

Less preferred stock dividends and beneficial conversion feature	(2,834,613)	-		(2,834,613)

Deficit accumulated during development stage	$(6,464,295)	$(386,460)		$(6,850,755)

Basic and Diluted Net Loss Per Share	$(0.45)	$(0.06)		$(0.51)

Weighted Average Common Shares Outstanding	14,414,205	(1,000,000)	(7)	13,414,205

Reference Notes:

1.
During the restatement of the period the Company performed an in depth review of certain transactions and identified cut-off and reclassification adjustments related to cash, prepaid expenses and accounts payable and accrued expenses. "Cut-off adjustments" refers to the proper determination of which accounting period transactions should be recorded in, particularly with transactions close to or overlapping the end of an accounting period.

2.
During the restatement of the 2004 financial statements, the Company recorded a $166,003 refundable research and development tax credit due from the Province of Ontario from 2004 which the Company previously did not record until the fourth quarter of 2005 because collection was not assured. The difference from the above is due to the exchange rate as of June 30, 2005 reducing $3,163 from the value of the asset. In addition, during the restatement of the 2005 financial statements, the Company recorded $171,600 of refundable research and development tax credits related to 2005, which the Company previously did not record because collection was not assured, $81,420 of which was allocated to the six month period ended June 30, 2005. During 2007, the Company received the 2004 and 2005 credits.

3.	The Company recorded minor adjustments not previously recorded during the first six months of 2005.

4.
The Company reported $1,794,000 of acquisition costs for the Company’s technology as a capital asset even though the technology was not fully developed on the acquisition date in the period ended December 31, 2003 and should have been classified as a purchase of in process research and development. The Company fully expensed these costs as in- process research and development in 2003 in the Form 10-KSB/A, which amended the annual report for the year ended December 31, 2005 and restated the Company’s financial results for the periods ended December 31, 2003, 2004, and 2005, which was filed in October of 2007 (the “Company’s Form 10-KSB/A”).

5.
The Company determined that the additional patent costs capitalized of $ 51,399 during the first six months of 2005 were impaired and have been written off to expense. In addition, $126,522 relates to patent costs considered impaired during the restatements of 2003 and 2004 financial statements.

6.
The Company recorded $542,290 in 2003, another $416,232 in 2004 and $ 364,663 in the first six months of 2005 in advances to Mega-C Power Corporation as notes receivable and did not impair the notes for reporting purposes. The Company fully impaired these note receivables based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5, Accounting for Contingencies, in the amended/corrected Form 10-KSB/A. The amount reflected as expensed in the table was the total net outstanding advances through June 30, 2005. Because this item was originally recorded as an asset on a Canadian subsidiary with a functional currency of the Canadian Dollar, the balance sheet effect of the change varies from the income statement charge through impairment of assets.

7.
As of result of the November 21, 2006, Mega C Chapter 11 plan of reorganization, the Trust returned 1,000,000 shares of the Company’s common stock for cancellation by the Company. These shares had been distributed to the Trust in conjunction with the original reverse acquisition on December 31, 2003. In the restated financial statements, the Company retroactively adjusted the return of 1,000,000 shares against the original shares issued to the Trust that resulted in a reduction of $100 in the value of common stock and increase in additional paid in capital at December 31, 2003 that carried over into 2005. This also resulted in a decrease of 1,000,000 shares in the weighted average shares outstanding.

8.
The Company determined that it was not obligated to pay an invoice in the amount of $24,264 that was erroneously charged in 2004 related to stock offering costs. The liability was removed during the restatement of the period ended June 30, 2005.

9.	The Company identified adjustments relating to foreign currency transaction gains and losses and foreign currency translation adjustments.

10.
Reclassification of legal fees incurred in connection with the offering of preferred shares in February 2005, net of $25,000 for the recording of stock subscription receivables, not collected as of June 30, 2005.

11.	The adjustments aggregating $882,774 to additional paid in capital are as follows:

a.	$840,557 increase related to equity transactions recorded in the restatements of the 2003 and 2004 financial statements described in further detail in the Company’s Form 10-KSB/A.

b.	$41,250 increase relating to recording the intrinsic value of options granted to employees in 2004 over the vesting period, which was originally not valued.

c.	$967 increase for other miscellaneous and immaterial adjustments.

12.	The Company reclassified certain compensation and other expenses from research and development to selling, general, and administrative expenses to properly reflect their function.

3.  Purchase of Assets of Failed Battery Manufacturing Company (Equipment Purchase)

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

Property rental: In February 2006, ABP entered into a lease agreement for an industrial building located in New Castle, Pennsylvania. The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $10,000. During the two extension terms, the rent will based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. In addition to the monthly rental, ABP is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises

4. New Accounting Policies and Pronouncements

In May 2005, the FASB issued FASB No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The adoption of FASB 154 has not had a material impact on the Company’s financial statements.

Significant accounting policies adopted as a result of our purchase of the assets discussed in note 3 and not disclosed on our Form 10-KSB/A at December 31, 2005 are as follows:

Inventory Inventory is valued at the lower of cost or market value, and adjusted as appropriate for valuation and obsolescence. Adjustments to and the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. As of June 30, 2006, inventory included $283,382 of lead-acid battery components. This aggregate amount included $189,132 of raw materials, $50,773 of work in process and $43,477of finished goods.

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

Depreciation The Company depreciates its assets using a straight line depreciation method with useful lives ranging from 3 to 22 years.  This is a change in accounting estimate; previously the Company depreciated its assets using the double declining balance method of depreciation. The change in accounting estimate did not have a material impact on depreciation expense for the period ended June 30, 2006, or the Company’s financial statement as a whole

5. Continued Operations

Going Concern The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern” which assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Our significant operating losses, negative cash flow from operations, substantial working capital deficiency and the development stage of our Company raise substantial doubt about our ability to continue as a going concern. The Company is presently seeking capital from multiple alternative sources. These financial statements do not reflect adjustments that would be necessary if the “going concern” assumption was not appropriate because management believes actions already taken or planned will mitigate the conditions that raise doubt about the validity of the going concern assumption.

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

Taylor Litigation On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants. Although the complaint alleges a number of complex and intersecting causes of action, it appears that with respect to the Company and certain of its directors, officers and stockholders, the lawsuit alleged a conspiracy to damage the value of the Taylor Group’s investment in Mega-C and deprive the Taylor Group of its alleged interests in the technology, as well as damages of $250,000,000. Management believes the lawsuit is without merit, and accordingly no amounts have been provided for in the accompanying financial statements. The Company has offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company in Canada. Any named defendant will be free to retain independent legal counsel, but the Company is not responsible for the costs of separate legal counsel. The Company has not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

In February 2005, the Bankruptcy Court stayed the Taylor Litigation pending resolution of Mega-C’s Chapter 11 bankruptcy case. On December 12, 2005, the Company entered into a settlement agreement with Mega-C, through its Chapter 11 Trustee, and various others that was approved by an order entered in the bankruptcy case on February 1, 2006 and which became fully effective when the Court confirmed Mega-C’s Chapter 11 Plan of Reorganization in an order entered on November 8, 2006. A detailed description of the terms and effect of the settlement agreement is set forth below within Note captioned “Subsequent Events.”

Contingent Shares In connection with a prospective offering with a foreign partnership in which the Company did not receive payment for 1,000,000 shares, and recovered and cancelled the stock certificate, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one in which the Company recovered and cancelled 1,000,000 shares.  The 301,700 shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership is in possession of a stock certificate representing the 301,700 shares without tendering the purchase price to either the Company or to the warrantholders.  As such, the 301,700 shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements.    The Company has included these 301,700 shares as outstanding warrants, pending receipt of the exercise price from the four warrantholders. The Company has not yet located the certificates representing the block of 301,700 unissued shares.

Management concluded there is no requirement, pursuant to the requirements of FASB 5, “Accounting for Contingencies,” to accrue any loss contingency based on the above described matters involving the 301,700 shares. As a result, there has been no accounting recognition of these events in the financial statements.

7. Related Parties

Related party notes payable: In January 2006, ABP entered into a loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill provided $1 million in acquisition and working capital financing for the battery manufacturing facility. The loan agreements require ABP to pay interest on the outstanding balance at the annual rate of 10%. Interest payments are due on the first day of each month and commenced in February 2006. The entire principal balance of the loan is due on February 1, 2007, provided that the loan may be repaid at any time without notice or penalty. The loan was subsequently amended and the maturity date extended (See footnote captioned “Subsequent Events”).

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

During the second quarter of 2006, the Company borrowed an additional $1,135,000 from three directors of the Company, including Mr. Averill, along with two of the original founders of APC. The loan agreements required the Company to pay interest on the outstanding balance at annual rates of 10% to 12%; provided for the issuance of 323,000 common stock purchase warrants that were partially redeemable if the loans were repaid in a timely manner. The warrants are exercisable for periods of either three & four years from the date of issuance at a price of $6 per share, and provide that the holders would be entitled to tender their respective notes in full or partial payment of the subscription price of any equity securities the Company elected to offer while the loans were outstanding.

Borrowings under the loan arrangements from the second quarter are convertible into offering units at a price of $2.50 per unit. The unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement.

The effective conversion price of the debt was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $95,792. This beneficial conversion feature was immediately recognized as additional interest expense for the six months ended June 30, 2006.

Options and Warrants The loan agreements disclosed above provided for the aggregate issuance of 423,000 common stock purchase warrants, which are issuable as of June 30, 2006. As of June 30, 2006, the warrants due under these agreements have been valued at $151,939 and recorded as a note discount, of which $101,334 has been amortized during the six-month period ended June 30, 2006 and $50,605 remains outstanding as of June 30, 2006.  Of these warrants, 273,000 have not been issued, and 235,000 (the amount of warrants net of those subsequently redeemed), valued at $82,648 were recorded as a liability rather than equity discussed in the “Liability to issue equity instruments” section below. See the footnotes captioned “Stockholder's Equity” and “Subsequent Events” for additional disclosure of these transactions.

Liability to issue equity instruments: During the six months ended June 30, 2006, the Company entered into financing agreements discussed above that included detachable warrants to purchase common stock. As of June 30, 2006, 235,000 of these warrants (the amount of warrants net of those subsequently redeemed) had not yet been issued to the holders. The liability originally recorded related to these warrants amounted to $82,648, which was treated as a note discount and is being recognized as interest expense as described within the “Options and Warrants” section above. For each reporting period that the warrants are not issued, the liability is re-valued and adjusted through interest expense. As of June 30, 2006, the value of these warrants amounted to $244,028, which has been recorded into liabilities pending physical issue of the warrant documents.

Interest Expense: Interest expense recognized for the six-month period ended June 30, 2006 in connection with these notes and related liabilities amounted to $407,360, of which $161,380 relates to the revaluation of warrants, $101,334 relates to the amortization of the note discount related to the warrants granted, $95,792 relates to the beneficial conversion feature and the remainder relates to the stated interest rate on the outstanding balance.

Legal fees: John Petersen is a director of the company and a partner in the law firm of Petersen & Fefer, which serves as the Company’s legal counsel. During the six months ended June 30, 2006, fees incurred for services amounted to $114,073. However, the amount is offset by a credit of $48,043 for the change in value of equity instruments accrued in the fourth quarter of 2005 with a measurement date in the first quarter of 2006 as discussed further in the note captioned “Restatement of Financial Statements for Quarter Ended March 31, 2006-restatement note 13,c.” therein.

Purchase of equipment: In April 2006, a liability for approximately $84,000 was recorded related to the purchase of certain tangible personal property owned by C&T labs, Inc. an affiliate of C&T. The liability remains unpaid to the date of this report.

8. Comprehensive Income and Significant Non-Cash Transactions

FASB No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
Net Income/(loss) Before Taxes	(3,871,524)	(4,016,142)
Foreign currency translation adjustment	(9,830)	148,446
Comprehensive Income/(loss)	(3,881,354)	(3,867,696)

The following table provides summary information on our significant non-cash investing and financing transactions during the six-month periods ended June 30, 2006 and 2005.
	2006	2005
Notes payable to related parties converted to preferred stock	$-		$1,000,000
Preferred converted to common	$-		$97,510
Reclassification of escrow deposit	$83,250		$-
Dividend accrued to preferred stock	$57,586		$85, 903
Beneficial conversion feature	$-		$2,748,710
Fair value of warrants issued with related party note	$151,939		$-
Amount due for warrants exercised satisfied by extinguishment of liability	$113,400		$-
Satisfaction of accrued legal liability with equity instruments	$209,040	$
Subscription receivable satisfied extinguishment of liability	$107,100		$-
Equipment purchases included in accounts payable	$83,930		$-
Reversal of stock subscription receivable	$25,000		$-

9. Equity-Based Compensation

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

During the three-month period ended March 31, 2006, the Company issued a total of 934,000 non-plan stock options to two of its officers, two employees and two of its attorneys as follows:

•
Thomas Granville, chief executive officer, was granted an option to purchase 500,000 shares of common stock at an exercise price of $6.00. Of this total 300,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next one to three years.

•
Members of the law firm of Petersen & Fefer, general corporate counsel (of which one member was a director of the Company at the time) were granted an option to purchase 360,000 shares of common stock at an exercise price of $6.00. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006.

•
Edward Buiel, chief of research and development, was granted an option to purchase 35,000 shares of common stock at an exercise price of $6.00. Of this total 10,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next two to three years.

•
Cecilia Rosenauer, bankruptcy counsel, was granted an option to purchase 15,000 shares of common stock at an exercise price of $6.00. The option will vest on the effective date of Mega-C’s Chapter 11 plan of reorganization.

•
Two employees were granted options to purchase a total of 24,000 shares of common stock at an exercise price of $4.00. The options vest at a rate of 2,500 per month over the first 6 months and 1,500 per month thereafter.

These options are exercisable at prices ranging from $4 to $6 per share and will expire three years from the date of grant.

During the second quarter of 2006 the Company issued an additional 60,000 5-year options to two of its directors vesting 1/3 per year over the next three years. These options are exercisable at a price of $2 per share, expiring five years from vest date.

The fair value of each option award is estimated on the measurement date utilizing the Black-Scholes-Merton Option Pricing Model. The assumptions noted in the following table were used for the options granted for the six months ended June 30, 2006.

	Non Employee	Employees
Risk-free interest rate	5.0%	4.95%
Dividend yield	0	0
Expected volatility	53.16%	53.04%
Expected term (in years)	3	7

The compensation cost that has been charged against income for options was $563,195 for the six-month period ended June 30, 2006. The impact of this expense was to increase basic and diluted loss per share by $.05 for the six-month period ended June 30, 2006. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities. A deduction is not allowed for non-qualified income tax purposes until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the six-month period ended June 30, 2006, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The following table provides summary information on all outstanding options as of June 30, 2006, based on the grant date for both employee and non-employee options.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average exercise price	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2005	1,449,885	$3.12
Granted	919,000	$5.70
Exercised	0	$0
Lapsed	(217,500)	$2.50
Options outstanding at June 30, 2006	2,151,385	$3.27	4.7	$1,041,249
Options exercisable at June 30, 2006	1,048,385	$5.01	2.5	$288,149

The weighted-average grant date fair value of options granted during the six-month period ended June 30, 2006 was $0.62 and $1.25 for the six-month period ended June 30, 2005). The total intrinsic value of options exercised during the three-month period ended June 30, 2006 was $0.00 ($0.00 during the three-month period ended June 30, 2005).

The following table provides summary information on all non-vested stock options as of June 30, 2006.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2005	1,194,000	$1.69
Options granted	919,000	$.62
Options forfeited or lapsed	(217,500)	1.14
Options vested	(792,500)	.72
Options subject to future vesting at June 30, 2006	1,103,000	$1.61

Not included in the preceding tables and paragraph are 75,000 options granted to consultants where performance has not yet been completed and the measurement date has not yet occurred. As of June 30, 2006, the estimated total compensation expense related to these options is approximately $18,596, which will be adjusted at the measurement date and recognized in accordance with the consulting agreements.

As of June 30, 2006, there was approximately $1.8 million of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 2.5 years. The total fair value of options vested during the six-month period ended June 30, 2006 was $567,362 ($125,985 during the six-month period ended June 30, 2005).

As previously mentioned, the financial statements for the six-month period ending June 30, 2005 have not been restated to reflect the adoption of FASB 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with FASB 123R, the Company’s pro forma net loss and loss per share for the three-month period ended June 30, 2005 would have been as follows.

	2005
Fair value and per share summary:	Total	Per share
Net loss applicable to common shareholders	$(6,850,755)	$(.51)
Fair value of options (expense)	$(241,256)	$(.02)
Intrinsic value of employee options recorded	$41,433	$-
Pro forma loss	$(7,050,578)	$(.53)

10. Earnings/Loss Per Share

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

If we had generated earnings during the six-months ended June 30, 2006, we would have added 1,526,369 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If we had generated earnings during the six-months ended June 30, 2005, we would have added 2,505 ,743 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

11. Stockholders’ Equity

The Company’s authorized capitalization includes 50,000,000 shares of common stock and 12,500,000 shares of preferred stock.

Common Stock.  In April 2006, two unaffiliated individual accredited investors purchased a total of 80,000 units for a purchase price of $2.50 per unit or $200,000.   Each unit consists of one share of common stock and one common stock purchase warrant with an exercise price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement.

In April, 2006, the Company’s chief executive officer exercised his $2.00 warrants to purchase 56,700 shares for $113,400 and the Company’s Chief Technical Officer received 6,000 unrestricted shares, valued at $24,000, pursuant to his 2005 employment contract.

Subscriptions Receivable Our balance sheet as of December 31, 2005 reflected $721,000 in subscriptions receivable. During the period ending June 30, 2006, we received subscription payments of $588,900, settled $107,100 against open invoices for legal services and cancelled the unsettled balance of the subscription receivable for preferred stock amounting to $25,000,

Preferred Stock Each share of preferred stock was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the preferred stock would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if we encountered unexpected delays in our registration of the underlying common stock. After giving effect to conversion price adjustments and quarterly dividends through June 30, 2006, each share of preferred stock is presently convertible into 5.95 shares of common stock. Preferred stock dividends included in the loss applicable to common stockholders for the six months ended June 30, 2006 were $57,586.

Warrants 150,000 warrants were issued to related parties in conjunction with the financing of debt. See the “Related Party” footnote above. In April, 2006, the Company’s chief executive officer exercised his $2.00 warrants to purchase 56,700 shares for $113,400.  On June 9, 2006 the Board of Directors extended the life of 1,562,900 warrants issued to the original shareholders of C&T along with 91,700 capital warrants issued to Sally Fonner in recognition of the Company’s difficulty in establishing a public trading market for its common stock. These $2 warrants scheduled to expire in 2006 and early 2007 were modified to a December 31, 2007 expiration. The warrants, valued at $521,642 prior to the extension, were revalued at the date of modification using the Black-Scholes-Merton option-pricing model. The incremental expense resulting from the revaluations was recorded into R&D ($342,131) and SG&A ($50,680) during the period ending June 30, 2006.

The following table provides summary information on warrants outstanding as of June 30, 2006, including the 301,700 warrants that were issued in escrow to facilitate the pending stock sale described above.

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Capital Warrants	1,654,600	$2.00	$3,309,200	12/31/2007
Series IV Warrants	476,000	$2.00	$952,000	03/17/2007
Series V Warrants	680,000	$4.00	$2,720,000	04/30/2008
Series VI Warrants	150,000	$6.00	$900,000	12/29/2010

Totals	2,960,600	$2.50	$7,881,200

12. Segment Information

The Company’s business is organized, managed and internally reported as one segment. Segments are determined based on differences in products, internal reporting and how operational decisions are made. The entire business currently operates in the United States and Canada. Sales for the six months ended June 30, 2006 by geographic area is determined by customer location.

	U.S.	Canada	Total
Sales	$176,041	$-	$176,041
Property & equipment	$601,338	$265,074	$866,412

13. Subsequent Events

Grant from State of Pennsylvania: The Company received a grant from the Commonwealth of Pennsylvania for $1.2 million. Of that total, $900,000 was in cash for equipment with the remainder for job training and tax credits. Of the total grant, $512,000 was received September 6, 2007 and an additional $150,000 was received on December 17, 2007. Of the total $900,000 there is a remaining balance of $238,000 of cash available for equipment once we purchase the equipment and submit the necessary claim to the Commonwealth. We have also received job training grants in smaller amounts.

Debt Financing: In January 2006, ABP entered into a secured loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill agreed to provide $1 million in acquisition and working capital financing for ABP’s purchase of the battery manufacturing facility (See note captioned “Related Party Debt”). The amount of the secured loan was increased to $1,510,000 in September and November 2006, at which time the interest rate was amended retroactively to an annual rate of 12%.

During the 3rd quarter of 2006, the Company borrowed an additional $850,000 from related parties, including Mr. Averill. The loan agreements required the Company to pay interest on the outstanding balance at annual rates ranging from 10% to 12%; and provided for the issuance of 96,000 common stock purchase warrants that were partially redeemable if the loans were repaid in a timely manner. The warrants are exercisable for periods of three to four years from the date of issuance at a price of $6 per share, and provide that the holders would be entitled to tender their respective notes in full or partial payment of the subscription price of any equity securities the Company elected to offer while the loans were outstanding.

Borrowings under the loan arrangements are convertible into offering units at a price of $2.50 per unit. The unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement.

In October 2006, the Company redeemed 15,000 warrants and made aggregate payments of $1,540,000 on loans outstanding as of June 30, 2006 and issued subsequently, by conversion of $48,217 of interest and $1,491,783 of principal into preferred shares.  In December 2006, the holders of loans outstanding as of June 30, 2006 and issued subsequently converted an aggregate of $1,502,418 in principal and $130,833 in accrued interest into shares of the Company’s Series A Preferred Stock discussed below, and the company redeemed 66,387 warrants at this time. The unpaid balance of the Company’s loans was $500,799 plus $11,066 in interest at December 31, 2006, with a maturity date of February 1, 2008. $72,123 of this balance was repaid on January 25, 2007.

In August 2007, the Company borrowed an additional $460,000 from Robert Averill, a director of the Company and $115,000 of this sum was repaid on September 28, 2007. In October 2007, Igor Filipenko, a former Board Member and majority shareholder of C&T loaned the Company $115,000 at 12% interest per annum. On November 1, 2007, Company borrowed an additional $267,900 from Robert Averill.

On November 27, 2007, Robert Averill and the Company entered into an agreement to convert all outstanding debt obligations due and owing to Mr. Averill, into obligations under the Secured Bridge Loan discussed below, extinguishing the security interest Mr. Averill had in all of the assets of Axion Power Battery, Inc. in exchange for the security provided under the Secured Bridge Loan. At the time this indebtedness was converted, the Company owed Mr. Averill outstanding principal plus interest amounting to $1,110,851 together with new borrowings of $689,149, resulting in Mr. Averill holding a note for $1,800,000 under the Secured Bridge Loan financing.

In December 2007 the Company offered certain of its directors, officers, and significant investors the opportunity to participate in a short term bridge loan arrangement in increments of $100,000, such loan to bear interest at 14% and to be secured by all of the assets, including the intellectual property assets of Axion Power International and Axion Power Battery Inc. (the “Secured Bridge Loan”). Elections to participate must be made no later than January 7, 2008, and if fully subscribed, the Secured Bridge Loan could result in up to $3,000,000 in short term funding for the Company.

Total funding received under the Secured Bridge Loan as of December 20, 2007 amounted to $2,200,000, with lender commitments to fund an additional $400,000. The new loans made to the Company since October 1, 2007, exclusive of extinguishment of existing debt on October 1, 2007 provide approximately $1,400,000. in new working capital.

The bridge loan has an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company with higher interest rates to apply to each such extension. If extended to April 30, 2008, the interest rate during the extension period increases to 15% with an extension fee equal to 1% of the original loan. If extended to May 31, 2008, the interest rate during the extension period increases to 16% with an extension fee equal to 1% of the original loan. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee applies, equal to 8% of the original loan; provided that the origination fee will decrease by one-half percent each week after December 15, 2007 until it reaches 6.5% by January 7, 2008. Warrants are exercisable at $2.35 until December 31, 2012 are included with each $100,000 Secured Bridge Loan note. Warrants to be issued are as follows: 3,405 warrants upon occurrence of the loan, 851 warrants upon extension of the loan to April 30, 2008, 1,276 warrants upon extension of the loan to May 31, 2008, and 2,128 warrants upon extension to June 30, 2008. Anti-dilution provisions apply to the warrants.

Common Stock.  In December 2006, Dr. Edward Buiel, the Company’s Chief Technical Officer (CTO) and Chief of Research and Development received 250,000 restricted shares, pursuant to his 2006 employment contract; unrestricted ownership of these 2006 grant shares will vest in lump sum at the end of a 3 year period in December of 2009. In November 2006, the Mega C bankruptcy confirmation resulted in the return of 1,500,000 shares. 1,000,000 of these shares were retroactively reflected as an adjustment to shares outstanding on December 31, 2003.  The remaining 500,000 common shares issued in February 2005 were accounted for as a return of the augmentation shares issued in 2005.

Sales of Series A Preferred Stock: On October 18, 2006, the Company’s board of directors authorized a new series of preferred stock consisting of up to 2,000,000 shares designated Series A Convertible Preferred Stock. Under the terms of this new series of preferred stock, no more than 1,000,000 shares may be sold for cash and the remaining shares must be reserved for (i) issuance upon exercise of the conversion rights of holders of secured and unsecured short-term debt, and (ii) to pay in-kind dividends on the Preferred Stock. So long as any Preferred Stock is outstanding, the Company is prohibited from issuing any series of stock having rights senior to or on parity with the Preferred Stock without the approval of the holders of two-thirds of the outstanding Preferred Stock. The holders of Preferred Stock have no pre-emptive rights with respect to any other securities of the Company. Beginning on April 23, 2007, the shares of Series A Preferred shall be convertible at the option of the holders of record at an initial conversion of $1.25 per share. The conversion price is subject to adjustment if Axion issues any shares less than the then existing conversion price. The Company is in the process of determining the proper accounting treatment relating to the conversion feature of the Preferred Stock. Series A Preferred dividends are payable on the last day of each calendar quarter. The holders of the shares of Series A Preferred shall receive dividends at the annual rate of 10% of the Stated Value of the Series A Preferred so long as the Company is current with respect to its reporting obligations under the Securities Exchange Act of 1934 on any dividend payment date. Since the Company has not been current with respect to its reporting obligations, since the issuance of the Series A Convertible Preferred Stock, the annual dividend rate increases to 20% of the Stated Value. All but one of the Series A Preferred shareholders has elected to reinvest their preferred dividends back into Series A Preferred shares. As of September 30, 2007, $1,326,930 in non-cash and $80,205 in cash dividends have been accrued. No cash dividends have been paid with respect to the Series A Preferred shares. Non-cash dividends have increased the value of Series A Preferred shares by $1.61 to a stated value of $11.61 per share.

 On October 23, 2006, the Company sold 200,000 shares of a newly designated Series A Convertible Preferred Stock (the “Preferred Stock”) to three directors of the Company for total proceeds of $2,000,000, of which $1,540,000 had been previously advanced to the Company as short term loans.  John Petersen purchased 100,000 shares of Preferred Stock for $1,000,000, HAP Investments, LLC, a company controlled by Glenn Patterson, purchased 80,000 shares of Preferred Stock for $800,000 and Robert Averill purchased 20,000 shares of Preferred Stock for $200,000.

In December 2006, the Company sold 400,000 additional shares of Series A Stock to nine accredited investors for gross proceeds of $4,000,000.  Concurrently, the Company issued 163,323 additional shares of Preferred Stock in settlement of $1,633,230 in outstanding debt related to Short Term Loans, and 20,000 shares valued at $200,000 to Thomas Granville, in settlement of service related obligations.   HAP Investments, LLC, a company controlled by Glenn Patterson, accepted 40,000 shares of Preferred Stock in settlement of $400,000 of debt and Robert Averill accepted 120,000 shares of Preferred Stock in settlement of $1,200,000 of debt.  Mr. Granville is the Company’s chief executive officer and Messrs. Patterson and Averill are directors.

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

Mega-C Bankruptcy Court Litigation: In April 2004, the Company, APC and Thomas Granville filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner, the trustee of the Trust (Adversary Proceeding No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Trust as property of the bankruptcy estate. On July 27, 2005, the Company commenced an adversary proceeding against the Chapter 11 Trustee and Ms. Fonner (Adversary Proceeding No. 05-05082-gwz) for the purpose of obtaining a judicial determination that as of the petition date:

•	Mega-C's license to commercialize the technology was terminated;

•	Mega-C does not have any interest in the technology;

•	Mega-C did not transfer any property to the Company with the intent to damage or defraud any entity;

•	Mega-C did not transfer any property to the Company for less than reasonably equivalent value; and

•
If the court ultimately decides that Mega-C has a valid legal interest in the technology, then the Company is entitled to terminate the Trust. Further, Axion amended its complaint in September 2005 to assert its legal right to have the Trustee of the Mega C Trust hold the assets of the Trust for the benefit of the Company in the event the bankruptcy court were to grant the Chapter 11 Trustee's request for turnover of the Trust assets and to set aside the Trust.  These two theories made it necessary to name Ms. Fonner as a defendant in the lawsuit.

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

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain terms were subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming Mega-C's, Noall's, and Axion's plan of reorganization and the plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan.  At the date of these financial statements, the plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties have been resolved.  By way of summary of the Plan, the following steps have been accomplished:

•	The Company has compromised and withdrawn its notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned its interest, if any, in the technology and any and all tangible and intangible personal property in the Company's possession to the Company;

•
The Trust has been restated and retained 4,700,000 shares that will be sold to pay creditor claims that remain unsatisfied from the Liquidation Trust described below, with the balance to be proportionately distributed to the holders of allowed equity interests in Mega C in connection with the implementation of Mega-C's Chapter 11 plan.

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

The litigation settlement and releases provided by the plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan of reorganization. The plan requires the Liquidation Trustee or the Second Amended Shareholders Trustee to seek dismissals of the Taylor litigation to the extent they assert derivative or other causes of action that belong to the Chapter 11 estate.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals and to the United States District Court for the District of Nevada, management believes the possibility of any adverse decision to the Company to be remote.

The settlement as implemented by the Plan may not resolve certain lawsuits that were filed by certain of Mega-C’s promoters who describe themselves as the “Taylor Group” who appear to have alleged that our founder’s involvement in Mega-C’s affairs and our purchase of our proprietary lead/carbon device PbC™ technology damaged their interests. The Company believes after consultation with counsel that the claims are without merit. The Company also believes that if the Taylor Group prevails, C&T’s former shareholders will bear primary legal responsibility for any judgment. However, there can be no assurance that the Taylor Group will not prevail or that Axion will not be held liable. The cost and outcome of future litigation could have a material adverse impact on the Company’s financial condition and the value of its stock. In a stipulated order entered on October 25, 2007, the Canadian litigations were stayed pending the outcome of an action Axion filed in Bankruptcy Court in January 2007 against the Taylors for declaratory judgment regarding the extent of the releases set forth in the settlement agreement and plan.  The stipulated order remains in effect pending a hearing scheduled for February 1, 2008 in Bankruptcy Court.

The Company will record a recovery of notes receivable previously written off in November of 2006 in the amount of $100 as well as other assets received from Mega-C Power Corp. The other assets received, primarily miscellaneous fixed assets, have been determined to be negligible in value and no attempt has been made to secure an appraisal or record any amounts for these assets. Most importantly, the confirmation of the plan of reorganization provides legal certainty, to the extent possible, in the Company’s ownership of the technology.

Future Litigation Costs: No amounts have been accrued in the accompanying balance sheet related to future litigation costs. Protracted litigation or higher than anticipated costs could significantly reduce available working capital and have a material adverse impact on the company’s financial condition.

ITEM 2. PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report, with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and its Form 10-KSB/A which amended portions of this report and our periodic filings made with the SEC subsequent to the date of the filing of those reports, as well as any Current Reports filed on Form 8-K subsequent to the date of the filing of the Company’s Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Information” in Company’s Form 10-KSB/A for the year ended December 31, 2005.

Restatement

In this Quarterly Report on Form 10-QSB for the period ended June 30, 2006 we have:

•	Restated our unaudited consolidated financial statements for the comparative six months ended June 30, 2005 as well as the cumulative since inception presentation; and

•
have excluded in certain places in this report, 301,700 (the “Excluded Shares”) from our calculation of issued and outstanding common stock that were to be issued to a foreign partnership. The 301,700 shares were to be issued upon the exercise of warrants held by four individuals. Because the foreign partnership had not, as of June 30, 2006, delivered the purchase price for these shares the Company is taking steps to recover the certificate for those shares. See disclosure of these events in our Form 10-KSB/A; and

As more fully described in Notes 4, 5, and 6 to the Company’s restated audited consolidated financial statements included in our amended and corrected Form 10-KSB/A report for the fiscal periods ended December 31, 2003, 2004 and 2005, filed in October of 2007, we restated those consolidated financial statements to:

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

Overview

At June 30, 2006, we had cumulative net losses of ($20, 280,241). This includes $3,332,937 in preferred stock dividends and beneficial conversion feature charges. We had $1,250,866 in current assets and $3,469,796 in current liabilities at June 30, 2006, which left a net working capital deficit of approximately $2,200,000. Accordingly, the notes to our financial statements for the quarter ended June 30, 2006 contain a note explaining that our financial statements have been prepared assuming that our company will continue as a going concern but that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption. Our available and anticipated financial resources will not be sufficient to pay our anticipated operating expenses beyond approximately May of 2008 unless we obtain significant financing.

Plan of Operation

Financing activities. In November of 2007 we began discussions related to a bridge loan offer with our directors, officers, and significant investors. We eventually structured a short term Secured Bridge Loan arrangement in increments of $100,000, such loans to bear interest at the rate of 14% and will be secured by all of the assets, including the intellectual property assets of Axion Power International and all of the equipment and inventory assets of Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Elections to participate must be made no later than January 7, 2008, and if fully subscribed, the Secured Bridge Loan could result in our receiving up to $3,000,000 in short term funding. We believe this financing will provide us sufficient capital resources to enable us to continue our operations for the next 6 months while we explore other short and long term funding alternatives.

Total funding received under the Secured Bridge Loan as of December 20, 2007 amounted to $2,200,000, with lender commitments to fund an additional $400,000. The new loans made to the Company since October 1, 2007, exclusive of extinguishment of existing debt on October 1, 2007 Secured Bridge Loan agreements, aggregate to approximately $1,400,000.

The bridge loan has an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company with higher interest rates to apply to each such extension. If extended to April 30, 2008, the interest rate during the extension period increases to 15% with an extension fee equal to 1% of the original loan. If extended to May 31, 2008, the interest rate during the extension period increases to 16% with an extension fee equal to 1% of the original loan. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee applies, equal to 8% of the original loan; provided that the origination fee will decrease by one-half percent each week after December 15, 2007 until it reaches 6.5% by January 7, 2008. Warrants are exercisable at $2.35 until December 31, 2012 are included with each $100,000 Secured Bridge Loan note. Warrants to be issued are as follows: 3,405 warrants upon occurrence of the loan, 851 warrants upon extension of the loan to April 30, 2008, 1,276 warrants upon extension of the loan to May 31, 2008, and 2,128 warrants upon extension to June 30, 2008. Anti-dilution provisions apply to the warrants.

As the Secured Bridge Loan financing will mature no later than June 30, 2008, we will not have sufficient capital to pay our day-to-day operating costs, finance our research and development, cover costs associated with our manufacturing activities, pay for the development of a sales and marketing organization and finance the acquisition of complimentary assets, technologies and businesses unless we obtain additional significant financing within the next 6 months. As we have done throughout our 4 year existence, the Company will explore both equity and long and short term debt solutions.

We are actively seeking long term equity financing; however, long-term capital requirements are sometimes difficult to plan for companies that are developing new products. We cannot assure you that adequate capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development, manufacturing and testing activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures.

Operating activities. In 2006 when we were operating in both Vaughan, Canada and in New Castle Pennsylvania, our operating expenses averaged approximately $500,000 per month. In connection with the transition from research to manufacturing, we have reduced the size of our scientific and technical staff and increased the size of our manufacturing staff. We closed the Canadian operation completely in December of 2006 and moved key employees to New Castle. These consolidation and staffing changes reduced our operating expenses by approximately $150,000 per month, in spite of significant increases in accounting related expenses in connection with restating our financial statements for the 3 years ended December 31, 2005., We will continue to add to the total number of employees as we add new manufacturing contracts for both our standard lead/lead battery product and our proprietary lead/carbon (PbC™) device. Throughout 2008, we expect the number of manufacturing production employee positions to triple as we aim to increase production numbers, increase revenue, and reduce accounting expenses resulting in improved operational results.

In early 2006, we purchased, for approximately $800,000, the equipment and assets of a failed Pennsylvania battery manufacturing company and moved into their fully permitted facility. We immediately spent, and will continue to spend, money to modify some of the equipment at that facility. In the first quarter of 2007, we received $1,200,000 in grant money from the Commonwealth of Pennsylvania. Of that total grant amount, $900,000 was dedicated for use in purchasing new equipment. Additionally in 2007, we purchased used manufacturing equipment with a documented replacement cost of $3,140,000. Management believes the company purchased the equipment very economically. The company paid cash for certain of the property while other equipment is reflected in accounts payable. . We have already installed most of the new lab and test equipment and the new carbon processing equipment. During the fourth quarter of 2007 we began to assemble and install some of the manufacturing equipment. We do not anticipate another such purchase within the next twelve months. However, management believes additional equipment will be needed over the next twelve months. The needed equipment purchases will vary based upon the speed at which the company moves forward.

We began production of a commercial prototype of our proprietary lead/carbon device PbC™ batteries during 2006 and early 2007. Our initial production runs were used exclusively for characterization and performance testing and we did not generate revenue from sales of commercial PbC batteries. We have signed non-binding letters of intent for a series of alternative energy demonstration projects with distributors of wind energy equipment and anticipate sales revenues of $50,000 to $75,000 per project in 2008. While we believe our future revenue from the sale of specialty lead-acid batteries and our commercial proprietary lead/carbon device PbC™ batteries will be sufficient to offset our anticipated manufacturing costs and make a modest contribution to overhead, the amount and timing of our anticipated revenues are both uncertain, and we do not expect this source of revenue to be able to fund all of our overhead in the near term..

Our current manufacturing and product demonstration plans have been formulated with the strategic goal of generating sufficient profit from battery sales and demonstration projects to bring us to the breakeven point in early 2009. By breakeven the company means that revenues are expected to exceed all costs of operations resulting in the realization of positive results of operations measured on an alternative non-GAAP measure of profitability, Earnings Before Interest, Depreciation, and Amortization (EBITDA). Net results of operations may still be negative using a standard measure employing GAAP in which all non-cash expenses are recognized in calculating results of operations. We do not know if our demonstration projects will be successful, but if they are, rapid growth is likely to place a significant strain on our managerial, operational and financial resources. In that event, our plans to reach breakeven in the short-term may be unattainable. To achieve profitability we will need to develop our standard lead/lead products and introduce our commercial proprietary lead/carbon (PbC) products that can be profitably manufactured by our company or other battery producers. With this strategy in mind, the company in December of 2007, entered into a 3 year employment contract with Bob Nelson (Phd.) a well respected lead acid battery expert. Dr. Nelson’s expertise in manufacturing and research development over the last 30 years makes him an excellent fit as vice president of Engineering Manufacturing. By combining Nelson’s talents with the existing staff in both the department of carbon research and development, and the department of lead acid battery manufacture, the company believes that the manufactured battery product will gain dramatically in quality and consistency.

During the six-month period ended June 30, 2006, we devoted substantial time, effort and financial resources to litigation arising from the business failure of Mega-C and our efforts to continue the development of the our proprietary lead/carbon device PbC™ technology. See the discussion under Item 1. Legal Proceedings in Part II.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 3. CONTROLS AND PROCEDURES

Background. On May 3, 2006, we filed a post-effective amendment to a Form S-1 registration statement for the purpose of registering the resale of shares of our stock held by the Mega-C Trust. In connection with their review of that filing, the SEC’s staff raised a number of questions relating to our historical accounting practices. In response to the SEC’s questions, the audit committee of our board of directors concluded that our previously issued audited financial statements for the short period September 18, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005 should be evaluated for the accounting policies and procedures used. The Company concluded the financial statements for those periods, the interim periods within those years and the three months ended March 31, 2005 and 2006 should be restated. The year-end restated financial statements were re-audited by the Company’s independent external auditors for the period from our inception through December 31, 2005.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures were not effective as of that date to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which the Quarterly Report on Form 10-QSB was being prepared.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, and have concluded that the material weaknesses described below existed as of June 30, 2006. As a result, they have concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2006.

We determined that the following material weakness existed as of June 30, 2006:

•
Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for equity based transactions, uncollectible accounts, in-process research and development expense, and various other adjustments as set forth in footnotes 4, 5, and 6 to our restated consolidated financial statements for the partial year from September 18, 2003 (inception) to December 31, 2003, the years ended December 31, 2004 and 2005 and note 2 to our restated Consolidated Financial Statements for the six months and three months ended June 30, 2005.

•
The failure to properly account for and report certain transactions during the originally reported financial statements for the quarters ended March 31, June 30 and September 30, 2005 constituted material weaknesses in our internal control over financial reporting. These material weaknesses were also noted by our independent auditors in a letter to the Audit Committee of our board of directors dated April 17, 2006 and described in our originally filed Quarterly Report in Form 10-QSB for the three months ended March 31, 2006. As a result of those material weaknesses, in May 2006, we restated our financial statements for the quarters ended March 31, June 30 and September 30, 2005.

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting were not remedied as of June 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the six months ended June 30, 2006.

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

•	We have performed additional analysis and other procedures in order to identify weaknesses and errors in order to develop an adequate system of disclosure and financial controls,

•	We have restructured certain departmental responsibilities as they relate to the financial reporting function,

•	We hired a new Chief Financial Officer.

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Litigation Commenced During the Quarter ended June 30, 2006 In April and May 2006, Axion was named as a defendant in two adversary proceedings in the United States Bankruptcy Court for the District of Nevada, in connection with the Chapter 11 case entitled In re Mega-C Power Corporation, BK-N-04-50962-GWX.  The first was filed by Vincent Investments and William Koessler on April 20, 2006 as Adversary Proceeding 06-5052. The complaint alleged that Axion’s and Axion Ontario’s creditor claims should be subordinated and/or disallowed and sought to characterize Axion and Axion Ontario as “insiders” for purposes of voting on the Chapter 11 Plan That adversary proceeding was dismissed by a stipulated order as against Axion, Axion Ontario, C&T, and most of the individual and corporate defendants, including members of Axion’s board of directors and their related entities, in an order entered on September 28, 2007.  The second adversary proceeding was filed by Lewis “Chip” Taylor, Lewis “Skip” Taylor, Jared Taylor and Colin Taylor on May 3, 2006. Like the Vincent Investments and Koesller adversary proceeding, the Taylors’ complaint alleged that Axion’s and Axion Ontario’s creditor claims should be subordinated and/or disallowed and sought to characterize Axion and Axion Ontario as “insiders” for purposes of voting on the Chapter 11 Plan. As with the Vincent Investments/Koessler adversary proceeding, at a hearing on September 18, 2006 the bankruptcy court held that most of the Taylors’ claims for relief should be dismissed and/or were subject to confirmation of the Chapter 11 Plan The bankruptcy court further required the Taylor plaintiffs to amend what little was left of their complaint by early November 2006.  The Taylor plaintiffs did not file an amended complaint by the time specified by the court, and we expect this action to be dismissed in its entirety as against Axion and Axion Ontario upon motion to the bankruptcy court.

Mega-C Litigation On December 12, 2005, we entered into a settlement agreement with the goal of resolving all pending and potential claims of Mega-C and the Chapter 11 Trustee, including any claims that belonged to Mega C and derivative claims of Mega-C’s shareholders. The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain aspects of the settlement agreement were subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization and the plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan.  At the date of these financial statements, the plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties have been resolved.  In summary, the following has been accomplished:

•	The Company compromised and withdrew its notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C assigned its interest, if any, in the technology and any and all tangible and intangible personal property in the Company's possession to the Company;

•	The Trust has surrendered 1,500,000 shares to the Company which were promptly cancelled.

See the Company’s disclosure of the settlement and confirmation in our Form 10-KSB/A for the year ended December 31, 2005 containing our restated financial statements for the periods ended December 31, 2003, 2004 and 2005, which was filed in October of 2007.

The litigation settlement and releases provided by the plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan or reorganization. The plan requires the Liquidation Trustee or the Second Amended Shareholders Trustee to seek dismissals of the Taylor litigation to the extent it involves derivative or other claims that belong to the Chapter 11 estate.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals,, and the United States District Court for the District of Nevada management believes the possibility of any adverse decision to the Company, with any contingent liability, to be remote, as that term is used in Statement of Financial Accounting Standards No. 5 (FAS 5) Accounting for Contingencies. Nevertheless, the settlement as implemented by the Plan may not resolve certain lawsuits that were filed by certain of Mega-C’s promoters who describe themselves as the “Taylor Group” who appear to have alleged that our founder’s involvement in Mega-C’s affairs and our purchase of our proprietary lead/carbon device PbC™ technology damaged their interests. We believe the claims of the Taylor Group are without merit and we have not accrued a related loss contingency in our financial statements pursuant to FAS 5.

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
Dated: December 21, 2007

/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Chief Financial Officer
Dated: December 21, 2007