Form 10QSB
period 2006-09-30
Axion Power International, Inc.
filed 2008-01-07
CIK 1028153

8990
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

On December 28, 2007, the number of shares of common stock outstanding was 16,497,298.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-QSB, in particular Part I Item 2 "Plan of Operation,” contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

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

                We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following.  With regard to the risks the Company may face we advise you to carefully consider the following risks and uncertainties:

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

Explanatory Note

Restatement of Historical Financial Statements

This Quarterly Report on Form 10-QSB includes a restatement for the period ended September 30, 2005. See Note 2 “Restatement of Financial Statements for Quarter Ended September 30, 2005” for details.

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash & cash equivalents	$90,028	$553,001
Accounts receivable	33,330	-
Refundable tax credits	491,200	343,200
Inventory	270,929	-
Prepaid expenses	83,276	44,446
Total current assets	968,763	940,647

Property & equipment, net	881,609	264,942
TOTAL ASSETS	$1,850,372	$1,205,589

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$904,162	$538,119
Accrued expenses	366,504	308,211
Notes payable to related parties	2,954,485	180,231
Liability to issue equity instrument	52,413	-
Total current liabilities	4,277,564	1,026,561

Commitments and Contingencies (See Note 6)	-	-

Stockholders' Equity (Deficit):
Convertible preferred stock-12,500,000 shares authorized-
137,500 shares issued and outstanding	1,517,932	1,454,897
Common stock-50,000,000 shares authorized $0.0001 par value
16,747,298 issued & outstanding (16,604,598 in 2005)	1,675	1,660
Additional paid in capital	17,792,189	15,950,173
Stock subscriptions receivable	-	(721,000)
Deficit accumulated during development stage	(21,576,584)	(16,351,130)
Cumulative foreign currency translation adjustment	(162,404)	(155,572)
Total Stockholders' Equity (Deficit)	(2,427,192)	179,028
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$1,850,372	$1,205,589

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

UNAUDITED

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(9/18/2003) to
	2006	2005	2006	2005	September 30, 2006
		(Restated)		(Restated)
Revenues	$39,812	$-	$215,853	$-	$215,853
Cost of tangible products sold	105,504	-	349,055	-	349,055
Gross profit / (loss)	(65,692)	-	(133,202)	-	(133,202)

Expenses
Selling, general & administrative	1,005,941	586,299	3,227,805	3,673,731	9,412,379
Research & development	346,761	382,856	1,621,441	1,016,987	7,454,823
Impairment of assets	35	-	6,590	380,066	1,391,494
Interest expense - related party	132,221	-	378,201	-	402,989
Derivative revaluation	(235,119)	-	(73,739)	-	(73,739)
Other, net	(49,635)	(46,423)	(156,081)	(131,910)	(507,949)
Net loss before income taxes	(1,265,896)	(922,732)	(5,137,419)	(4,938,874)	(18,213,199)

Income Taxes	-	-	-	-	-
Deficit accumulated during development stage	(1,265,896)	(922,732)	(5,137,419)	(4,938,874)	(18,213,199)

Less preferred stock dividends and beneficial conversion feature	(30,449)	(411,524)	(88,035)	(3,246,137)	(3,363,386)
Net loss applicable to common shareholders	$(1,296,345)	$(1,334,256)	$(5,225,454)	$(8,185,011)	$(21,576,585)
Basic and diluted net loss per share	$(0.08)	$(0.10)	$(0.31)	$(0.60)	$(1.64)
Weighted average common shares outstanding	16,747,298	14,093,407	16,699,731	13,642,467	13,163,326

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Nine Months	Nine Months	Inception
	Ending	Ending	(9/18/2003) to
	September 30, 2006	September 30, 2005	September 30, 2006
		(Restated)
Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(5,137,419)	$(4,938,874)	$(18,213,199)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows used by operating activities

Depreciation	66,410	46,637	147,447
Impairment of assets	6,590	380,066	1,391,494
Non-cash interest expense	378,201	-	402,989
Derivative revaluations	(73,739)	-	(73,739)
Equity instruments issued for services	1,147,917	2,396,736	4,106,451
Changes in Operating Assets & Liabilities
Accounts receivable	(37,285)	-	(37,285)
Refundable tax credits	(132,477)	(132,477)	(451,345)
Inventory	(270,929)	-	(270,929)
Prepaid expenses	(36,544)	(72,661)	(78,603)
Accounts payable	556,346	(135,940)	948,272
Accounts payable to related party (C&T)	-	(100,000)	1,452,268
Other current liabilities	68,617	(209,263)	370,729
Net cash used by operating activities	(3,464,312)	(2,765,776)	(10,203,510)

Cash Flows from Investing Activities
Purchase of property & equipment	(604,261)	(55,345)	(933,715)
Investment in intangible assets	(6,590)	(51,399)	(174,478)
Investments in notes receivable	-	(449,512)	(1,217,016)
Net cash used by investing activities	(610,851)	(556,256)	(2,325,209)

Cash Flow from Financing Activities
Proceeds from convertible debt	-	-	1,550,000
Proceeds of related party note	2,985,000	-	3,158,510
Proceeds from exercise of warrants	-	375,739	1,655,500
Proceeds from sale of preferred stock, net of cost	-	2,729,181	2,729,181
Repayment of related party note	(185,521)	-	(185,521)
Collection of subscription receivable	588,900	-	938,900
Proceeds from sale of common stock; net of costs	200,000	-	2,778,505
Net cash provided by financing activities	3,588,379	3,104,920	12,625,075

Net Change in Cash and Cash Equivalents	(486,784)	(217,112)	96,356
Effect of Exchange Rate on Cash	23,811	177,462	(6,328)
Cash and Cash Equivalents - Beginning	553,001	48,707	-
Cash and Cash Equivalents - Ending	$90,028	$9,057	$90,028

See notes to unaudited interim financial statements.

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited interim financial statements presented herein have been prepared in accordance with the accounting policies described in Axion Power International, Inc.’s (Axion or the Company) December 31, 2005 Annual Report on Form 10-KSB/A, as amended and should be read in conjunction with the Notes that appear in that report. These consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Axion Power Corporation (APC), Axion Power Battery Manufacturing Inc. (APB) and C&T Co. Inc. (C&T).

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine month periods ended September 30, 2006 and 2005, as well as the cumulative period from inception through September 30, 2006. Certain adjustments are of a normal recurring nature. In addition to normal recurring adjustments, the Company restated its financial statements, of the comparative period ended September 30, 2005, as described in Note 2 captioned “Restatement of Financial Statements for Period Ended September 30, 2005.” Operating results for the interim period are not necessarily indicative of results expected for the full year.

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

2. Restatement of Financial Statements for Period Ended September 30, 2005

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEET

	September 30, 2005
	Reported	Adjustments	Ref	Restated
ASSETS

Current Assets:
Cash & cash equivalents	$-	$9,057	(1)	$9,057
Refundable tax credits	-	298,970	(2)	298,970
Prepaid expense and other current assets	69,941	126,454	(1) (6)	196,395
Total current assets	69,941	434,481		504,422

Property & equipment, net	70,374	36,473	(3)	106,847

Other Assets:
Intangible assets	2,088,039	(2,088,039)	(4) (5) (9)	-
Notes receivable	1,454,055	(1,454,055)	(6) (9)	-
TOTAL ASSETS	$3,682,409	$(3,071,140)		$611,269

LIABILITIES & EQUITY

Current Liabilities:
Accounts payable & accrued expenses	$328,974	(83,909)	(1) (6) (8)	$245,065

Equity:
Convertible Preferred stock	1,521,981	(96,297)	(10) (14)	1,425,684

Common stock	1,640	(100)	(7)	1,540
Additional paid in capital	12,860,982	989,644	(7) (8) (11) (14)	13,850,626
Stock subscriptions receivable	-	(25,000)	(10)	(25,000)
Deficit accumulated during development stage	(11,213,474)	(3,722,204)		(14,935,678)
Cumulative foreign currency translation adjustment	182,306	(133,274)	(9)	49,032
Total equity	3,353,435	(2,987,231)		366,204
TOTAL LIABILITIES & EQUITY	$3,682,409	$(3,071,140)		$611,269

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENT OF OPERATIONS

	Year To Date Period Ended September 30, 2005
	Reported	Adjustments	Ref	Restated
Revenues	$-	$-		$-
Cost of tangible products sold	-	-		-
Gross Profit	-	-		-
			(1)(3)(10)
Selling, general & administrative expenses	2,991,858	681,873	(11) (12)	3,673,731
Research & development	1,561,061	(544,074)	(1) (12)	1,016,987
Impairment of assets	-	380,066	(5) (6)	380,066
Other, net	-	(131,910)	(7)(2)	(131,910)
(Loss) Before Income Taxes	(4,552,919)	(385,955)		(4,938,874)

Income Taxes	-	-		-

Net loss applicable to common shareholders	(4,552,919)	(385,955)		(4,938,874)

Less preferred stock dividends and beneficial conversion feature	(3,246,137)	-		(3,246,137)
Deficit accumulated during development stage	$(7,799,056)	$(385,955)		$(8,185,011)
Basic and diluted net loss per share	($0.58)	($0.02)		($0.60)
Weighted average common shares outstanding	13,341,562	300,905	(7) (13)	13,642,467

Reference Notes:

1.
During the restatement of the period the Company performed an in-depth review of certain transactions and identified cut-off and reclassification adjustments related to cash, prepaid expenses and accounts payable and accrued expenses. "Cut-off adjustments" refers to the proper determination of which accounting period transactions should be recorded in, particularly with transactions close to or overlapping the end of an accounting period.

2.
During the restatement of the 2004 financial statements, the Company recorded a $166,003 refundable research and development tax credit due from the Province of Ontario from 2004 which the Company previously did not record until the fourth quarter of 2005 because collection was not assured. The difference from the above is due to the exchange rate as of September 30, 2005 adding $4,837 to the value of the asset. In addition, during the restatement of the 2005 financial statements, the Company recorded $171,600 of refundable research and development tax credits related to 2005, which the Company previously did not record because collection was not assured, $128,130 of which was allocated to the nine month period ended September 30, 2005. During 2007, the Company received the 2004 and 2005 credits.

3.	The Company recorded minor adjustments not previously recorded during the first nine months of 2005.

4.
The Company reported $1,794,000 of acquisition costs for the Company’s technology as a capital asset even though the technology was not fully developed on the acquisition date in the period ended December 31, 2003 and should have been classified as a purchase of in-process research and development. The Company fully expensed these costs as in-process research and development in 2003 in the Form 10-KSB/A, which amended the annual report for the year ended December 31, 2005 and restated the Company’s financial results for the periods ended December 31, 2003, 2004, and 2005, which was filed in October of 2007 (the “Company’s Form 10-KSB/A”).

5.
The Company determined that the original patent costs capitalized of $51,399 during the first nine months of 2005 were impaired and have been written-off to expense. In addition, $126,522 relates to patent costs considered impaired during the restatements of the 2003 and 2004 financial statements.

6.
The Company recorded $542,290 in 2003, another $416,232 in 2004 and $449,512 during the first nine months of 2005 in advances to Mega-C Power Corporation as notes receivable and did not impair the notes for reporting purposes. The Company impaired the portion of note receivables not recovered based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5, Accounting for Contingencies, in the amended/corrected Form 10-KSB/A. The amount reflected as expensed in the table was the total net outstanding advances through September 30, 2005, with the exception of $120,845 that was recovered in the fourth quarter of 2005. This amount has been reclassified to other current assets as of September 30, 2005. Further $35,404 of the original amount represents advances for legal fees, which have been reclassified as an offset to accounts payable in the restatement. Because this item was originally recorded as an asset on a Canadian subsidiary with a functional currency of the Canadian Dollar, the balance sheet effect of the change varies from the income statement charge through impairment of assets.

7.
As a of result of the November 21, 2006, Mega C Chapter 11 plan of reorganization, the Trust returned 1,000,000 shares of the Company’s common stock for cancellation by the Company. These shares had been distributed to the Trust in conjunction with the original reverse acquisition on December 31, 2003. In the restated financial statements, the Company retroactively adjusted the return of 1,000,000 shares against the original shares issued to the Trust that resulted in a reduction of $100 in the value of common stock and increase in additional paid in capital at December 31, 2003 that carried over into 2005. This also resulted in a decrease of 1,000,000 shares in the weighted average shares outstanding.

8.
The Company determined that it was not obligated to pay an invoice in the amount of $24,264 that was erroneously charged in 2004 related to stock offering costs. The liability was removed during the restatement of the period ended September 30, 2005.

9.	The Company identified adjustments relating to foreign currency transaction gains and losses and foreign currency translation adjustments.

10.
Reclassification of legal fees incurred in connection with the offering of preferred shares in February 2005, net of $25,000 for the recording of stock subscription receivables, not collected as of September 30, 2005.

11.	The adjustments aggregating $903,251 to additional paid in capital are as follows:

a.
$840,557 increase related to equity transactions recorded in the restatements of the 2003 and 2004 financial statements described in further detail in the amended/corrected Form 10-KSB/A filed in October of 2007 for the periods ended December 31, 2003, 2004 and 2005.

b.	$61,875 increase relating to recording the intrinsic value of options granted to employees in 2004 over the vesting period, which was originally not valued.

c.	$819 increase for other miscellaneous and immaterial adjustments.

12.	The Company reclassified certain compensation and other expenses from research and development to selling, general, and administrative expenses to properly reflect their function.

13.
The weighted average shares outstanding for the nine months ended September 30, 2005 increased by 300,905 shares due to the inclusion of the effect of previously issued shares erroneously excluded from the original filing offset by the decrease of 1,000,000 shares referenced in 7 above.

14.	Reclassification of approximately $86,000 of accumulated dividends from preferred stock to common stock as part of the conversion of preferred stock.

3.  Purchase of Assets of Failed Battery Manufacturing Company (Equipment Purchase)

Incorporation of new subsidiary: In January 2006, the Company incorporated a new wholly owned subsidiary named Axion Battery Products, Inc. (“ABP”) under the laws of the Commonwealth of Pennsylvania for the purpose of operating a battery manufacturing facility in New Castle, Pennsylvania. The Company changed the name of this subsidiary to Axion Power Battery Manufacturing Inc.

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

Consideration Paid for Equipment: ABP paid $800,000 for the assets and incurred $20,244 of legal expenses directly associated with negotiating and executing this transaction. Of the $800,000 paid, $710,000 was paid to the seller at closing and $90,000 was initially placed in an interest bearing escrow account pending the seller’s resolution of certain encumbrances on a portion of the purchased assets. In August 2006, it was determined that the encumbered assets would not be transferred to ABP and $83,250 of the deposit was returned resulting in a final purchase price of $736,994 that was allocated to manufacturing equipment and inventory valued at approximately $540,000 and $197,000, respectively, on the date of the purchase.

Property rental: In February 2006, ABP entered into a lease agreement for an industrial building located in New Castle, Pennsylvania. The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $10,000. During the two extension terms, the rent will be based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. In addition to the monthly rental, ABP is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises

4. New Accounting Policies and Pronouncements

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

Significant accounting policies adopted as a result of our purchase of the assets discussed in note 3 and not disclosed on our Form 10-KSB/A at December 31, 2005 are as follows:

Inventory: Inventory is valued at the lower of cost or market value, and adjusted as appropriate for valuation and obsolescence. Adjustments to and the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. As of September 30, 2006, inventory included $270,929 of lead-acid battery components. This aggregate amount included $182,935 of raw materials, $51,172 of work in process and $36,822 of finished goods.

 Revenue Recognition: The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectability is reasonably assured.

 Shipping and Handling Costs: All shipping and handling costs charged to customers are recorded as Net Sales and all related expenses are included in Cost of Sales.

Depreciation: The Company depreciates its assets using a straight line depreciation method with useful lives ranging from 3 to 22 years.  This is a change in accounting estimate; previously the Company depreciated its assets using the double declining balance method of depreciation. The change in accounting estimate did not have a material impact on depreciation expense for the period ended September 30, 2006, or the Company’s financial statement as a whole

5. Continued Operations

Going Concern: The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern” which assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. Our significant operating losses, negative cash flow from operations, substantial working capital deficiency and the development stage of our Company raise substantial doubt about our ability to continue as a going concern. The Company is presently seeking capital from multiple alternative sources. These financial statements do not reflect adjustments that would be necessary if the “going concern” assumption was not appropriate. This is because management believes actions already taken, or planned, will mitigate the conditions that raise doubt about the validity of the assumption the Company will continue in business and will accordingly realize its assets and discharge its liabilities in the normal course of business.

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

Thomas Granville’s employment agreement was automatically extended for another 24 months through April 2009 based on the terms of the agreement. The terms in the agreement did not change.

If any of these officers is terminated under certain circumstance, they will be entitled to receive a lump sum payment equal to six month’s base annual salary as liquidated damages. Subsequent to December 31, 2005 Charles Mazzacato resigned and Peter Roston was terminated for cause. Mr. Roston filed a lawsuit for liquidated damages. The Company determined the risk of loss as a result of this lawsuit is remote as that term is used in Statement of Financial Accounting Standards number 5, “Accounting for Contingencies” (FASB 5).

Facilities: During the year ended December 31, 2005, all of the Company’s operations were conducted at its research and development center located at 100 Caster Avenue in Woodbridge, a suburb of Toronto, Ontario, Canada. The Company rented this facility under a month-to-month arrangement that required a minimum monthly rental of $8,150. The Company’s research and development center included approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories. At the end of December, 2006 the Company closed the facilities and moved to New Castle, Pennsylvania. See the note captioned “Purchase of Assets of Failed Battery Manufacturing Company (Equipment Purchase).”

Taylor Litigation: On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants. Although the complaint alleges a number of complex and intersecting causes of action, it appears that with respect to the Company and certain of its directors, officers and stockholders, the lawsuit alleged a conspiracy to damage the value of the Taylor Group’s investment in Mega-C and deprive the Taylor Group of its alleged interests in the technology, as well as damages of $250,000,000. Management believes the lawsuit is without merit, and accordingly no amounts have been provided for in the accompanying financial statements pursuant to the requirements of FASB 5, “Accounting for Contingencies.” The Company has offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company in Canada. Any named defendant will be free to retain independent legal counsel, but the Company is not responsible for the costs of separate legal counsel. The Company has not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

In February 2005, the Bankruptcy Court stayed the Taylor Litigation pending resolution of Mega-C’s Chapter 11 bankruptcy case. On December 12, 2005, the Company entered into a settlement agreement with Mega-C, through its Chapter 11 Trustee, and various others that was approved by an order entered in the bankruptcy case on February 1, 2006 and which became fully effective when the Court confirmed Mega-C’s Chapter 11 Plan of Reorganization in an order entered on November 8, 2006. A detailed description of the terms and effect of the settlement agreement is set forth below within the Note captioned “Subsequent Events.”

Contingent Shares: In connection with a prospective offering with a foreign partnership in which the Company did not receive payment for 1,000,000 shares, and recovered and cancelled the stock certificate, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one in which the Company recovered and cancelled 1,000,000 shares.  The 301,700 shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership is in possession of a stock certificate representing the 301,700 shares without tendering the purchase price to either the Company or to the warrantholders.  As such, the 301,700 shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements.    The Company has included these 301,700 shares as outstanding warrants, pending receipt of the exercise price from the four warrantholders. The Company has not yet located the certificates representing the block of 301,700 unissued shares.

Management concluded there is no requirement, pursuant to the requirements of FASB 5, “Accounting for Contingencies,” to accrue any loss contingency based on the above described matters involving the 301,700 shares. As a result, there has been no accounting recognition of these events in the financial statements.

7. Related Parties

Related party notes payable: In January 2006, ABP entered into a loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill provided $1 million in acquisition and working capital financing for the battery manufacturing facility. The loan was increased to $1,200,000 on September 21, 2006 and amended to incorporate the conversion terms of the second and third quarter loans discussed below. The loan agreements require ABP to pay interest on the outstanding balance at the annual rate of 10%. Interest payments are due on the first day of each month and commenced in February 2006. The entire principal balance of the loan was initially due on February 1, 2007, provided that the loan may be repaid at any time without notice or penalty. The loan was subsequently increased to $1,510,000 in November 2006 and amended to extend the maturity date to February 2008. In November 2007, the loan was subsequently extinguished in exchange for the security provided under the Secured Bridge Loan program offered during the fourth quarter of 2007. (See footnote captioned “Subsequent Events”).

ABP and the Company each granted Mr. Averill a first priority security interest in all of their equipment, inventory, furniture, fixtures and intellectual property, together with all substitutions or replacements and all proceeds from any bulk sale thereof. As additional consideration for the January loan, the Company issued Mr. Averill a warrant to purchase 50,000 shares of common stock. The warrant is exercisable for a period of three years from the issue date at a price of $6 per share. On each three-month anniversary of the loan date, the Company will be required to issue a substantially identical warrant for an additional 50,000 shares. The September loan amendment granted another 20,000 warrants. If the loan remains outstanding for its entire term, Mr. Averill could receive an aggregate of 220,000 warrants.

During the second and third quarters of 2006, the Company borrowed an additional $1,785,000 from three directors of the Company, including Mr. Averill, along with two of the original founders of APC. The loan agreements required the Company to pay interest on the outstanding balance at annual rates of 10% to 12%; provided for the issuance of 385,000 common stock purchase warrants that were partially redeemable if the loans were repaid in a timely manner. The warrants are exercisable for periods of either three or four years from the date of issuance at a price of $6 per share, and provide that the holders would be entitled to tender their respective notes in full or partial payment of the subscription price of any equity securities the Company elected to offer while the loans were outstanding.

Borrowings under the loan arrangements entered into during 2006 are convertible into offering units at a price of $2.50 per unit. The unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement.

The effective conversion price of certain loans was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $95,792. This beneficial conversion feature was immediately recognized as additional interest expense for the nine-months ended September 30, 2006.

Options and Warrants: The loan agreements disclosed above provided for the aggregate issuance of 555,000 common stock purchase warrants, which are issuable as of September 30, 2006. As of September 30, 2006, the warrants due under these agreements have been valued at $195,443 and recorded as a note discount, of which $164,928 has been amortized during the nine-month period ended September 30, 2006 and $30,515 remains outstanding as of September 30, 2006.  Of these warrants, 405,000 have not been issued, and 380,000 (the amount of warrants net of those subsequently redeemed), valued at $126,152 were recorded as a liability rather than equity discussed in the “Liability to issue equity instruments” section below. See the footnotes captioned “Stockholder's Equity” and “Subsequent Events” for additional disclosure of these transactions.

Liability to issue equity instruments: During the nine-months ended September 30, 2006, the Company entered into financing agreements discussed above that included detachable warrants to purchase common stock. As of September 30, 2006, 380,000 of these warrants (the amount of warrants net of those subsequently redeemed) had not yet been issued to the holders. The liability originally recorded related to these warrants amounted to $126,152, which was treated as a note discount and is being recognized as interest expense as described within the “Options and Warrants” section above. For each reporting period that the warrants are not issued, the liability is re-valued and adjusted through the caption “derivative revaluation” on the statement of operations. As of September 30, 2006, the value of these warrants amounted to $52,413, which has been recorded into liabilities pending physical issue of the warrant documents.

Interest Expense: Interest expense recognized for the nine-month period ended September 30, 2006 in connection with these notes and related liabilities amounted to $378,201, of which $164,928 relates to the amortization of the note discount related to the warrants granted, $95,792 relates to the beneficial conversion feature and the remainder relates to the stated interest rate on the outstanding balance.

Legal fees: John Petersen was a director of the Company until January 15, 2007, and a partner in the law firm of Petersen & Fefer, which serves as the Company’s legal counsel. During the nine-months ended September 30, 2006, fees incurred for services amounted to $182,856. However, the amount is offset by a credit of $17,934 for the change in value of equity instruments accrued in the fourth quarter of 2005 with a measurement date in the first quarter of 2006 as discussed further in the note captioned “Restatement of Financial Statements for Quarter Ended March 31, 2006-restatement note 13,c.” therein.

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

The components of comprehensive loss for the nine-months ended September 30, 2006 and 2005 are as follows:

	2006	2005
Deficit accumulated during development stage	(5,137,419)	(4,938,874)
Foreign currency translation adjustment	(6,831)	179,824
Comprehensive Income/(loss)	(5,144,250)	(4,759,050)

The following table provides summary information on our significant non-cash investing and financing transactions during the nine-month periods ended September 30, 2006 and 2005.

		2006		2005
Notes payable to related parties converted to preferred stock		$-		$1,000,000
Preferred converted to common		$-		$2,475,407
Reclassification of escrow deposit		$-		$-
Dividend accrued to preferred stock		$88,035		$146,981
Beneficial conversion feature		$-		$3,099,156
Fair value of warrants issued with related party note		$195,443		$-
Amount due for warrants exercised satisfied by extinguishment of liability		$113,400		$-
Satisfaction of accrued legal liability with equity instruments		$209,040	$
Subscription receivable satisfied extinguishment of liability		$107,100		$-
Equipment purchases included in accounts payable		$66,813		$-
Reversal of stock subscription receivable		$25,000		$-
Preferred stock issued in exchange for subscription receivable	$			$25,000

9. Equity-Based Compensation

In December 2004, the Financial Accounting Standards Board issued FASB 123R, “Share-Based Payment” (FASB 123R). FASB 123R supersedes FASB 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of FASB 123R using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior periods have not been restated for the effects of FASB 123R. Under FASB 123R, employee-compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

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

First Quarter 2006: During the first quarter of 2006, the Company issued a total of 934,000 non-plan stock options to two of its officers, two employees and two of its attorneys as follows:

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

•
Two employees were granted options to purchase a total of 24,000 shares of common stock at an exercise price of $4.00 and $6.00. The options vest at a rate of 2,500 per month over the first 6 months and 1,500 per month thereafter.

Second Quarter 2006: During the second quarter of 2006 the Company issued an additional 60,000 5-year options to two of its directors vesting 1/3 per year over the next three years. These options are exercisable at a price of $2 per share, expiring five years from vest date.

The fair value of each option award is estimated on the measurement date utilizing the Black-Scholes-Merton Option Pricing Model. The assumptions noted in the following table were used for the options granted for the nine-months ended September 30, 2006.

	Non Employee	Employees
Risk-free interest rate	4.75%	4.95%
Dividend yield	0	0
Expected volatility	52.19%	53.04%
Expected term (in years)	3	7

The compensation cost that has been charged against income for options was $739,107 for the nine-month period ended September 30, 2006. The impact of this expense was to increase basic and diluted loss per share by $.04 for the nine-month period ended September 30, 2006. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities.

A tax deduction is not allowed for non-qualified stock options until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the nine-month period ended September 30, 2006, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The following table provides summary information on all outstanding options as of September 30, 2006, based on the grant date for both employee and non-employee options.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average exercise price	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2005	1,449,885	$3.12
Granted	949,000	$5.71
Exercised	0	$0
Forfeited or lapsed	(678,000)	$3.03
Options outstanding at September 30,2006	1,720,885	$3.64	4.2	$0
Options exercisable at September 30,2006	1,026,385	$5.10	3.1	$0

The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2006 was $0.62 and $1.43 for the nine-month period ended September 30, 2005. The total intrinsic value of options exercised during the three-month period ended September 30, 2006 was $0.00 ($0.00) during the three-month period ended September 30, 2005).

The following table provides summary information on all non-vested stock options as of September 30, 2006.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2005	1,194,000	$1.69
Options granted	949,000	$.62
Options forfeited or lapsed	(678,000)	1.71
Options vested	(830,500)	.70
Options subject to future vesting at September 30,2006	694,500	$1.48

Not included in the preceding tables and paragraph are 45,000 options granted to consultants where performance has not yet been completed and the measurement date has not yet occurred. As of September 30, 2006, the estimated total compensation expense related to these options is approximately $13,000, which will be adjusted at the measurement date and recognized in accordance with the consulting agreements.

As of September 30, 2006, there was approximately $1.0 million of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 2.4 years. The total fair value of options vested during the nine-month period ended September 30, 2006 was $584,794 ($185,081 during the nine-month period ended September 30, 2005).

As previously mentioned, the financial statements for the nine-month period ending September 30, 2005 have not been restated to reflect the adoption of FASB 123R. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with FASB 123R, the Company’s pro forma net loss and loss per share for the three-month period ended September 30, 2005 would have been as follows.

	2005
	Total	Per share
Fair value and per share summary:
Net loss applicable to common shareholders	$(8,185,011)	$(.60)
Fair value of options (expense)	$(391,585)	$(.03)
Intrinsic value of employee options recorded	$61,874	$-
Pro forma loss	$(8,514,722)	$(.63)

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

If the Company had generated earnings during the nine-months ended September 30, 2006, the Company would have added 1,597,699 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the nine-months ended September 30, 2005, the Company would have added 3,012,796 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

11. Stockholders’ Equity

Authorized Capitalization: The Company’s authorized capitalization includes 50,000,000 shares of common stock and 12,500,000 shares of preferred stock.

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

Subscriptions Receivable: Our balance sheet as of December 31, 2005 reflected $721,000 in subscriptions receivable. During the period ending September 30, 2006, the Company received subscription payments of $588,900, settled $107,100 against open invoices for legal services, and cancelled the unsettled balance of the subscription receivable for preferred stock amounting to $25,000,

Preferred Stock: Each share of preferred stock was initially convertible into 5 shares of common stock, provided that (a) the conversion value of the preferred stock would be increased to the extent of any unpaid dividends and (b) the conversion price was subject to reduction if the Company encountered unexpected delays in our registration of the underlying common stock. After giving effect to conversion price adjustments and quarterly dividends through September 30, 2006, each share of preferred stock is presently convertible into 5.95 shares of common stock. Preferred stock dividends included in the loss applicable to common stockholders for the nine-months ended September 30, 2006 were $88,035.

Warrants: 150,000 warrants were issued to related parties in conjunction with the financing of debt. See the “Related Party” footnote above. In April, 2006, the Company’s chief executive officer exercised his $2.00 warrants to purchase 56,700 shares for $113,400.  On June 9, 2006 the Board of Directors extended the life of 1,562,900 warrants issued to the original shareholders of C&T along with 91,700 capital warrants issued to Sally Fonner in recognition of the Company’s difficulty in establishing a public trading market for its common stock. These $2 warrants scheduled to expire in 2006 and early 2007 were modified to a December 31, 2007 expiration. The warrants, valued at $521,642 prior to the extension, were revalued at the date of modification using the Black-Scholes-Merton option-pricing model. The incremental expense resulting from the revaluations was recorded into R&D ($342,131) and SG&A ($50,680) during the nine-month period ending September 30, 2006.

The following table provides summary information on warrants outstanding as of September 30, 2006, including the 301,700 warrants that were issued in escrow to facilitate the pending stock sale described above.

Warrant	Number of	Exercise	Anticipated	Expiration
Series	Warrants	Price	Proceeds	Date
Capital Warrants	1,654,600	$2.00	$3,309,200	12/31/2007
Series IV Warrants	476,000	$2.00	$952,000	03/17/2007
Series V Warrants	680,000	$4.00	$2,720,000	04/30/2008
Series VI Warrants	150,000	$6.00	$900,000	12/29/2010

Totals	2,960,600	$2.50	$7,881,200

12. Segment Information

The Company’s business is organized, managed and internally reported as one segment. Segments are determined based on differences in products, internal reporting and how operational decisions are made. The entire business currently operates in the United States and Canada. Sales for the nine-months ended September 30, 2006 by geographic area is determined by customer location.

	U.S.	,	Canada	Total
Sales	$180,031		$35,822	$215,853
Property & equipment	$623,370		$258,239	$881,609

13. Subsequent Events

Grant from State of Pennsylvania: The Company received a grant from the Commonwealth of Pennsylvania for $1.2 million. Of that total, $900,000 was in cash for equipment with the remainder for job training and tax credits. Of the total grant announced April 30, 2007, $512,000 was received September 6, 2007 and an additional $150,000 was received on December 17, 2007. Of the total $900,000 there is a remaining balance of $238,000 of cash available for equipment once the Company purchases the equipment and submits the necessary claim to the Commonwealth. The Company has also received job training grants in smaller amounts.

Debt Financing: In January 2006, ABP entered into a secured loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill agreed to provide $1 million in acquisition and working capital financing for ABP’s purchase of the battery manufacturing facility which was increased to $1.2 million in September 2006 (See note captioned “Related Party Debt”). The amount of the secured loan was further increased to $1,510,000 in November 2006, at which time the interest rate was amended retroactively to an annual rate of 12%.

In October 2006, the Company redeemed 15,000 warrants and made aggregate payments of $1,540,000 on related party notes payable outstanding as of September 30, 2006 and issued subsequently, by conversion of $48,217 of interest and $1,491,783 of principal into preferred shares.  In December 2006, lenders converted an aggregate of $1,502,418 in principal and $130,833 in accrued interest into shares of the Company’s Series A Preferred Stock, as discussed below, and the Company redeemed 66,387 warrants at this time. The unpaid balance of the Company’s loans was $500,799 plus $11,066 in interest at December 31, 2006, with a maturity date of February 1, 2008. $72,123 of this balance was repaid on January 25, 2007.

In August 2007, the Company borrowed an additional $460,000 from Robert Averill, a director of the Company and $115,000 of this sum was repaid on September 28, 2007. In October 2007, Igor Filipenko, a former Board Member and majority shareholder of C&T, loaned the Company $115,000 at 12% interest per annum. On November 1, 2007, Company borrowed an additional $267,900 from Robert Averill.

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

In December 2007 the Company offered certain of its directors, officers, and significant investors the opportunity to participate in a short term bridge loan arrangement in increments of $100,000, each such loan to bear interest at 14% and to be secured by all of the assets, including the intellectual property assets of Axion Power International and Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Elections to participate must be made no later than January 7, 2008, and if fully subscribed, the Secured Bridge Loan could result in up to $3,000,000 in short term funding for the Company.

Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,540,000, with lender commitments to fund an additional $200,000. The new loans made to the Company since October 1, 2007, exclusive of extinguishment of existing debt on October 1, 2007 provide approximately $1,740,000 in new working capital.

The Secured Bridge Loan has an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company with higher interest rates to apply to each such extension. If extended to April 30, 2008, the interest rate during the extension period increases to 15% with an extension fee equal to 1% of the original loan. If extended to May 31, 2008, the interest rate during the extension period increases to 16% with an extension fee equal to 1% of the original loan. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee applies, equal to 8% of the original loan; provided that the origination fee will decrease by one-half percent each week after December 15, 2007 until it reaches 6.5% by January 7, 2008. Warrants are exercisable at $2.35 until December 31, 2012 are included with each $100,000 Secured Bridge Loan note. Warrants to be issued are as follows: 3,405 warrants upon occurrence of the loan, 851 warrants upon extension of the loan to April 30, 2008, 1,276 warrants upon extension of the loan to May 31, 2008, and 2,128 warrants upon extension to June 30, 2008. Anti-dilution provisions apply to the warrants.

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

Because the Company has not been current with respect to its reporting obligations, since the issuance of the Series A Convertible Preferred Stock, the annual dividend rate increases to 20% of the Stated Value. All but one of the Series A Preferred shareholders has elected to reinvest their preferred dividends back into Series A Preferred shares. As of September 30, 2007, $1,326,930 in non-cash and $80,205 in cash dividends have been accrued. No cash dividends have been paid with respect to the Series A Preferred shares. Non-cash dividends have increased the value of Series A Preferred shares by $1.61 to a stated value of $11.61 per share.

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

•
If the court ultimately decides that Mega-C has a valid legal interest in the technology, then the Company is entitled to terminate the Trust. Further, Axion amended its complaint in September 2005 to assert its legal right to have the Trustee of the Mega C Trust hold the assets of the Trust for the benefit of the Company in the event the bankruptcy court were to grant the Chapter 11 Trustee's request for turnover of the Trust assets and to set aside the Trust. Among other things two theories made it necessary to name Ms. Fonner as a defendant in the lawsuit.

Settlement Agreement: On December 12, 2005, the Company entered into a settlement agreement with Mega-C, represented by its Chapter 11 Trustee William M. Noall ("Noall"), and the Trust, represented by its trustee Sally A. Fonner ("Fonner"). Additional signatories to the settlement agreement include: (a) the Company's subsidiaries APC and C&T; (b) Fonner in both her capacity as Mega-C's sole officer and director and as trustee of the Trust; (c) certain former stockholders of APC including Robert Averill, Joe Piccirilli, Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation; (d) Paul Bancroft, and (e) certain former stockholders of C&T including, Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg.

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain terms were subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming the plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan.  At the date of these financial statements, the plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties have been resolved.  By way of summary of the Plan, the following steps have been accomplished:

•	The Company has compromised and withdrawn its notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned all of right, title and interest, if any, in the technology and any and all tangible and intangible personal property in the Company's possession to the Company;

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

•	The former trustee of the Trust has received 627,500 shares in consideration of the accumulated expenses incurred by the Trust through the effective date of Mega-C's plan; and

•	The Trust surrendered 1,500,000 shares to the Company which were promptly cancelled.

The litigation settlement and releases provided by the plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan of reorganization. The plan requires the Liquidation Trustee or the Second Amended Shareholders Trustee to seek dismissals of the Taylor litigation to the extent the litigation asserts derivative or other causes of action that belong to the Chapter 11 estate.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals and to the United States District Court for the District of Nevada, management believes the possibility of any adverse decision to the Company to be remote.

The settlement as implemented by the Plan may not resolve certain lawsuits that were filed by certain of Mega-C’s promoters who describe themselves as the “Taylor Group” who appear to have alleged that our founder’s involvement in Mega-C’s affairs and our purchase of patents and other intellectual property from C&T damaged their interests. The Company believes after consultation with counsel that the claims are without merit. The Company also believes that if the Taylor Group prevails, C&T’s former shareholders will bear primary legal responsibility for any judgment. However, there can be no assurance that the Taylor Group will not prevail or that Axion will not be held liable. The cost and outcome of future litigation could have a material adverse impact on the Company’s financial condition and the value of its stock. In a stipulated order entered on October 25, 2007, the Canadian litigations were stayed pending the outcome of an action Axion filed in Bankruptcy Court in January 2007 against the Taylors for declaratory judgment regarding the extent of the releases set forth in the settlement agreement and plan.  The stipulated order remains in effect pending a hearing scheduled for February 1, 2008 in Bankruptcy Court.

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

Future Litigation Costs: No amounts have been accrued in the accompanying balance sheet related to future litigation costs. Protracted litigation or higher than anticipated costs could significantly reduce available working capital and have a material adverse impact of the Company’s financial condition.

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

Restatement

In this Quarterly Report on Form 10-QSB for the period ended September 30, 2006 the Company has:

•	Restated our unaudited consolidated financial statements for the comparative nine months ended September 30, 2005 as well as the cumulative since inception presentation; and

•
Excluded in certain places in this report, 301,700 (the “Excluded Shares”) from our calculation of issued and outstanding common stock that were to be issued to a foreign partnership. The 301,700 shares were to be issued upon the exercise of warrants held by four individuals. Because the foreign partnership had not, as of September 30, 2006, delivered the purchase price for these shares the Company is taking steps to recover the certificate for those shares. See disclosure of these events in our amended Form 10-KSB/A for the year ended December 31, 2005; and

As more fully described in Notes 4, 5, and 6 to the Company’s restated audited consolidated financial statements included in our amended and corrected Form 10-KSB/A report for the fiscal periods ended December 31, 2003, 2004 and 2005, filed in October of 2007, the Company restated those consolidated financial statements to:

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

Overview

At September 30, 2006, we had cumulative net losses of ($21,576,585). This includes $3,363,386 in preferred stock dividends and beneficial conversion feature charges. We had $968,763 in current assets and $4,277,564 in current liabilities at September 30, 2006, which left a net working capital deficit of approximately $3.3 million. Accordingly, the notes to our financial statements for the quarter ended September 30, 2006 contain a note explaining that our financial statements have been prepared assuming that our Company will continue as a going concern but that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption. As of December 31, 2007 the Company’s available and anticipated financial resources will not be sufficient to pay our anticipated operating expenses beyond approximately May of 2008 unless we obtain significant financing.

Plan of Operation

Financing activities: In November of 2007 we began discussions related to a bridge loan offer with our directors, officers, and significant investors. We eventually structured a short term Secured Bridge Loan arrangement in increments of $100,000, such loans to bear interest at the rate of 14% and will be secured by all of the assets, including the intellectual property assets of Axion Power International and all of the equipment and inventory assets of Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Elections to participate must be made no later than January 7, 2008, and if fully subscribed, the Secured Bridge Loan could result in our receiving up to $3,000,000 in short term funding. The Company believes this financing will provide us sufficient capital resources to enable us to continue our operations for the next 6 months while we explore other short and long term funding alternatives.

Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,540,000, with lender commitments to fund an additional $200,000. The new loans made to the Company since October 1, 2007, exclusive of extinguishment of existing debt on October 1, 2007, Secured Bridge Loan agreements, aggregate to approximately $1,740,000 in new working capital.

The bridge loan has an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company with higher interest rates to apply to each such extension. If extended to April 30, 2008, the interest rate during the extension period increases to 15% with an extension fee equal to 1% of the original loan. If extended to May 31, 2008, the interest rate during the extension period increases to 16% with an extension fee equal to 1% of the original loan. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee applies, equal to 8% of the original loan; provided that the origination fee will decrease by one-half percent each week after December 15, 2007 until it reaches 6.5% by January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included with each $100,000 Secured Bridge Loan note. Warrants to be issued are as follows: 3,405 warrants upon occurrence of the loan, 851 warrants upon extension of the loan to April 30, 2008, 1,276 warrants upon extension of the loan to May 31, 2008, and 2,128 warrants upon extension to June 30, 2008. Anti-dilution provisions apply to the warrants.

As the Secured Bridge Loan financing will mature no later than June 30, 2008, we will not have sufficient capital to pay our day-to-day operating costs, finance our research and development, cover costs associated with our manufacturing activities, pay for the development of a sales and marketing organization and finance the acquisition of complimentary assets, technologies and businesses unless we obtain additional significant financing within the next 6 months. As the Company has done throughout our 4 year existence, we will explore both equity and long and short term debt solutions.

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

Operating activities: In 2006 when we were operating in both Vaughan, Canada and in New Castle Pennsylvania, our operating expenses averaged approximately $500,000 per month. In connection with the transition from research to manufacturing, the Company has reduced the size of our scientific and technical staff and increased the size of our manufacturing staff. We closed the Canadian operation completely in December of 2006 and moved key employees to New Castle. These consolidation and staffing changes reduced our operating expenses by approximately $150,000 per month, in spite of significant increases in accounting related expenses in connection with restating our financial statements for the 3 years ended December 31, 2005. We will continue to add to the total number of employees as we add new manufacturing contracts for both our standard lead/lead battery product and our proprietary lead/carbon (PbC™) device. Throughout 2008, we expect the number of manufacturing production employee positions to triple as the Company aims to increase production numbers, increase revenue, and reduce accounting expenses resulting in improved operational results.

In early 2006, we purchased, for approximately $800,000, the equipment and assets of a failed Pennsylvania battery manufacturing company and moved into their fully permitted facility. We immediately spent, and will continue to spend, money to modify some of the equipment at that facility. In the first quarter of 2007, we received $1,200,000 in grant money from the Commonwealth of Pennsylvania. Of that total grant amount, $900,000 was dedicated for use in purchasing new equipment. Additionally in 2007, the Company purchased used manufacturing equipment with a documented replacement cost of $3,140,000. Management believes we purchased the equipment very economically. We paid cash for certain of the property while other equipment is reflected in accounts payable. We already installed most of the new lab and test equipment and the new carbon processing equipment. During the fourth quarter of 2007 we began to assemble and install some of the manufacturing equipment. We do not anticipate another such purchase within the next twelve months. However, management believes additional equipment will be needed over the next twelve months. The needed equipment purchases will vary based upon the speed at which the Company moves forward.

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

Our current manufacturing and product demonstration plans have been formulated with the strategic goal of generating sufficient profit from battery sales and demonstration projects to bring us to the breakeven point in early 2009. By breakeven we mean that revenues are expected to exceed all costs of operations resulting in the realization of positive results of operations measured on an alternative non-GAAP measure of profitability, Earnings Before Interest, Depreciation, and Amortization (EBITDA). Net results of operations may still be negative using a standard measure employing GAAP in which all non-cash expenses are recognized in calculating results of operations. We do not know if our demonstration projects will be successful, but if they are, rapid growth is likely to place a significant strain on our managerial, operational and financial resources. In that event, our plans to reach breakeven in the short-term may be unattainable. To achieve profitability we will need to develop our standard lead/lead products and introduce our commercial proprietary lead/carbon (PbC) products that can be profitably manufactured by the Company or other battery producers. With this strategy in mind, the Company in December of 2007, entered into a 3 year employment contract with Bob Nelson (Phd.) a well respected lead acid battery expert. Dr. Nelson’s expertise in manufacturing and research development over the last 30 years makes him an excellent fit as vice president of Engineering Manufacturing. By combining Nelson’s talents with the existing staff in both the department of carbon research and development, and the department of lead acid battery manufacture, we believe that the manufactured battery product will gain dramatically in quality and consistency.

During the nine-month period ended September 30, 2006, we devoted substantial time, effort and financial resources to litigation arising from the business failure of Mega-C and our efforts to continue the development of the our proprietary lead/carbon device PbC™ technology. See the discussion under Item 1. Legal Proceedings in Part II.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 3. CONTROLS AND PROCEDURES

Background: On May 3, 2006, we filed a post-effective amendment to a Form S-1 registration statement for the purpose of registering the resale of shares of our stock held by the Mega-C Trust. In connection with their review of that filing, the SEC’s staff raised a number of questions relating to our historical accounting practices. In response to the SEC’s questions, the audit committee of our board of directors concluded that our previously issued audited financial statements for the short period September 18, 2003 to December 31, 2003 and the years ended December 31, 2004 and 2005 should be evaluated for the accounting policies and procedures used. We concluded the financial statements for those periods, the interim periods within those years and the three months ended March 31, 2005 and 2006 should be restated. The year-end restated financial statements were re-audited by the Company’s independent external auditors for the period from our inception through December 31, 2005.

Effectiveness of Disclosure Controls and Procedures: We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures were not effective as of that date to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which the Quarterly Report on Form 10-QSB was being prepared.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, and have concluded that the material weaknesses described below existed as of September 30, 2006. As a result, they have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2006.

We determined that the following material weaknesses existed as of September 30, 2006:

•
Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for equity based transactions, uncollectible accounts, in-process research and development expense, and various other adjustments as set forth in footnotes 4, 5, and 6 to our restated consolidated financial statements for the partial year from September 18, 2003 (inception) to December 31, 2003, the years ended December 31, 2004 and 2005 and note 2 to our restated Consolidated Financial Statements for the six months and nine months ended September 30, 2005.

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting were not remedied as of September 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the nine months ended September 30, 2006.

We added or are initiating the following additional controls to the Company’s internal control over financial reporting, which we expect will improve such internal control subsequent to the date of the assessment and earlier assessments that also concluded internal controls were not effective. These changes are:

•
We added an experienced accountant to our accounting staff, whose responsibilities will include identification and implementation of proper accounting procedures relating to guidance on financial reporting issues that apply to the Company;

•	We performed additional analysis and other procedures in order to identify weaknesses and errors in order to develop an adequate system of disclosure and financial controls,

•	We restructured certain departmental responsibilities as they relate to the financial reporting function,

•	We hired a new Chief Financial Officer.

Changes in Internal Control over Financial Reporting: No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Taylor Litigation: In April and May 2006, Axion was named as a defendant in two adversary proceedings in the United States Bankruptcy Court for the District of Nevada, in connection with the Chapter 11 case entitled In re Mega-C Power Corporation, BK-N-04-50962-.  The first was filed by Vincent Investments and William Koessler on April 20, 2006 as Adversary Proceeding 06-5052. The complaint alleged that Axion’s and Axion Ontario’s creditor claims should be subordinated and/or disallowed and sought to characterize Axion and Axion Ontario as “insiders” for purposes of voting on the Chapter 11 Plan That adversary proceeding was dismissed by a stipulated order as against Axion, Axion Ontario, C&T, and most of the individual and corporate defendants, including members of Axion’s board of directors and their related entities, in an order entered on September 28, 2007.  The second adversary proceeding was filed by Lewis “Chip” Taylor, Lewis “Skip” Taylor, Jared Taylor and Colin Taylor on May 3, 2006. Like the Vincent Investments and Koesller adversary proceeding, the Taylors’ complaint alleged that Axion’s and Axion Ontario’s creditor claims should be subordinated and/or disallowed and sought to characterize Axion and Axion Ontario as “insiders” for purposes of voting on the Chapter 11 Plan. As with the Vincent Investments/Koessler adversary proceeding, at a hearing on September 18, 2006 the bankruptcy court held that most of the Taylors’ claims for relief should be dismissed and/or were subject to confirmation of the Chapter 11 Plan The bankruptcy court further required the Taylor plaintiffs to amend what little was left of their complaint by early November 2006.  The Taylor plaintiffs did not file an amended complaint within the time specified by the court, and we expect this action to be dismissed in its entirety as against Axion and Axion Ontario upon motion to the bankruptcy court.

On June 29, 2006, Axion commenced adversary proceeding 06-50670GWZ against Joseph Koppel in the Bankruptcy Court, for injunctive relief and tortuous interference with Axion’s efforts to obtain an order of effectiveness from the SEC. The Bankruptcy Court denied a motion for an injunction. Axion dismissed this adversary proceeding on or about July 31, 2006.

Mega-C Litigation: On December 12, 2005, we entered into a settlement agreement with the goal of resolving all pending and potential claims of Mega-C and the Chapter 11 Trustee, including any claims that belonged to Mega C and derivative claims of Mega-C’s shareholders. The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain aspects of the settlement agreement were subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming the plan of reorganization and the plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan.  At the date of these financial statements, the plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties have been resolved.  In summary, the following has been accomplished:

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

The litigation settlement and releases provided by the plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan or reorganization. The plan requires the Liquidation Trustee or the Second Amended Shareholders Trustee to seek dismissals of the Taylor litigation to the extent the litigation involves derivative or other claims that belong to the Chapter 11 estate.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals, and the United States District Court for the District of Nevada management believes the possibility of any adverse decision to the Company, with any contingent liability, to be remote, as that term is used in FASB 5 Accounting for Contingencies. Nevertheless, the settlement as implemented by the Plan may not resolve certain lawsuits that were filed by certain of Mega-C’s promoters who describe themselves as the “Taylor Group” who appear to have alleged that our founder’s involvement in Mega-C’s affairs and our purchase of patents and other intellectual property from C&T damaged their interests. We believe the claims of the Taylor Group are without merit and we have not accrued a related loss contingency in our financial statements pursuant to FAS 5.

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

None

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
Dated: January 7, 2008

/s/ Andrew Carr Conway, Jr.

Andrew Carr Conway,
Chief Financial Officer
Dated: January 7, 2008