Form 10KSB
period 2006-12-31
Axion Power International, Inc.
filed 2008-03-31
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___ until __

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

The issuer’s revenue for the year ended December 31, 2006 was $275,377.

Based on the sale prices reported on the Pink Sheets, the aggregate market value of the 7,698,665 shares of voting common stock held by non-affiliates was $17,706,930 on February 29, 2008.

On February 29, 2008, the number of shares of common stock issued and outstanding was 18,157,060. Transitional Small Business Disclosure Format (Check one):   Yes ☐     No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

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

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following.  With regard to the risks the Company may face we advise you to carefully consider the following risks and uncertainties:

•	Substantial doubt exists as to our ability to continue as a going concern;

•	We have incurred net losses since inception and we may not be able to generate sufficient revenue in the future to achieve or sustain profitability;

•	We have not been current in our Filings under the Exchange Act since May 2006 and can make no assurances when, if ever, we will become current in these reporting obligations;

•	We must raise substantial additional capital or our business will fail;

•	We have incurred substantial indebtedness, some of which is secured by a lien against all of our assets;

•	We may be unable to enforce or defend our ownership of proprietary technology;

•	We have never manufactured carbon electrode assemblies in commercial quantities;

•	We may be unable to develop a cost effective alternative to conventional lead electrodes;

•	Our technology may be rendered obsolete as a result of technological changes in the battery industry;

•	We may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon device PbC™ (“PbC”) batteries;

•
Other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial proprietary lead/carbon device PbC battery technology;

•	We will have limited market opportunities based on our anticipated manufacturing capacity; and

•	Our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised.

PART I

ITEM 1. — DESCRIPTION OF BUSINESS

Our corporate history

Axion Power Corporation (“APC”)) was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception APC has been engaged in research and development of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our “proprietary lead/carbon (PbC) devices.” As of December 31, 2003 APC engaged in a reverse acquisition with a public shell company. The shell company was originally incorporated in Delaware in January 1997 as Tamboril Cigar Company (“Tamboril”), operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. (including APC, “we,” “our,” “our Company,” or “Axion”) and implemented a one share for 16 reverse split in June 2004. The number of shares in this report have been restated where necessary to give retroactive effect to the reverse split.

Since inception, our operations have been financed by a small group of individuals with minimal revenue generated. As a result, trading in our common stock has been sporadic, volumes have been low, and the market price has been volatile. We believe that a successful transition from research and development to manufacturing will improve our cash balances and market profile and may result in a more active trading market for our stock. However, we can provide no guarantees that our transition efforts will be successful.

The battery industry

There are two principal types of lead acid batteries; flooded batteries and valve regulated lead acid (“VRLA”). The choice of battery depends mainly on the specific application that the battery serves. Typical standby or stationary applications use VRLA batteries due to their inherent advantages including spill proof design, low maintenance, compact form, low self-discharge and high performance. On the other hand, applications like industrial equipment, traction and/railroad applications prefer the flooded lead acid battery types due to their superior performance in continuous deep discharge applications and at high operating temperatures, among other features.

Technology within the lead-acid battery industry has remained relatively stable for the last 30 years and an industry-wide lack of innovation has generally restrained growth into new applications and emerging markets.

For the last 10 years, Asian battery manufacturers have been vigorous competitors in the North American market. However, lead acid batteries suffer irreparable damage if they are packed in shipping containers for lengthy maritime transport or held in inventory for extended periods. Due to performance issues and warranty problems in North America, increased domestic demand in their home markets, and significant changes in their home countries’ import-export regulations and tariffs, many of the large Asian manufacturers have significantly reduced their battery exports to Europe or the Americas. Domestic battery manufacturing plants have closed and, since the closed plants were often sold at auction to foreign buyers or scrapped, the net result was a substantial decline in domestic capacity. The resulting unavailability of imports coupled with the reduction in domestic plant capacity has left the North American industry in a position where it cannot currently produce batteries in sufficient numbers to meet growing market demands. The major participants in the industry are responding with plans to construct several million square feet of new manufacturing facilities, but those new plants are not expected to be fully operational for 12 to 24 months.

Alternative energy applications like wind and solar power require an energy storage solution that combines low cost and long life cycles. Lead-acid batteries are currently one of the gold standards in large-scale power storage applications, but the short cycle-life of lead acid chemistry at deep discharge levels is a primary inhibitor to growth. Due primarily to the cycle-life limitations of lead acid batteries, a number of battery manufacturers are experimenting with alternative battery technologies that are far more expensive to implement, but offer substantial cycle-life advantages.

The North American lead acid battery industry is mature with a few leading vendors that have a global presence and a larger number of smaller regional and local vendors that cater to the needs of the North American market. The first tier companies that have a global presence include EnerSys, Exide Technologies, Johnson Controls and FIAMM. The second tier companies that cater mainly to the North American Markets include, among others, C&D Technologies, GS Batteries, Crown Batteries, Trojan Battery, Eagle Picher Technologies and East Penn Manufacturing. The user segments that rely on lead acid batteries include automotive applications, standby applications ranging from uninterruptible power supplies (“UPS”) to telecommunication applications, power storage for wind and solar systems and motive power for heavy-duty equipment and railroad applications.

Our business

We are a development stage company that has invested four years and approximately $7.8 million in research and development expense to develop a patented energy storage device that uses carbon electrode assemblies to replace the lead-based negative electrodes found in conventional lead-acid batteries. The end result is the PbC battery, a battery-supercapacitor hybrid that combines the simplicity of lead-acid batteries and the faster recharge rates and longer cycle lives of supercapacitors in a low-cost device that can be designed to deliver maximum power for fast discharge applications; maximum energy for slow discharge applications; or a range of balances between the two.

Our PbC technology, which is protected by six issued patents, seven pending applications, as well as other proprietary features and structures, is technically sophisticated yet elegantly simple. The carbon electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The electrodes are then assembled into PbC batteries that use the same cases, covers, positive electrodes, separators and electrolyte as conventional lead-acid batteries and they are assembled with the same equipment and manufacturing methods that we, and the majority of the lead-acid battery industry, uses for manufacturing lead-acid batteries. PbC batteries use up to 40% less lead than comparable sized lead-acid batteries, and the lead, plastics and acid employed are fully recyclable at existing facilities, which makes the PbC battery a very environmentally-friendly product. In February 2007, our PbC technology received the prestigious Frost & Sullivan Technology Innovation Award for the best development in the field of lead acid batteries for 2006.

We believe that for large-scale deep-discharge energy storage systems (10 kWh or greater), our commercial prototype PbC batteries offer one of the lowest total cost of ownership per charge-discharge cycle in the battery industry. As ongoing development work on our PbC technology progresses, we believe additional cost reductions and efficiency gains are likely.

We believe our PbC technology is uniquely situated to exploit the current problems facing the North American lead-acid battery industry. While we may exploit our PbC technology is a number of ways, our acquisition of a failed battery manufacturing plant gives us the ability to produce energy storage devices using our new technology. We believe our acquisition of the plant gives us the ability to exploit our technology by manufacturing our new energy storage devices for demonstration projects, for sale to end-users (once we are satisfied with the technology) or manufacture the component parts other battery manufacturers could insert into their own batteries. The facility leased in New Castle, Pennsylvania beginning in 2006 has a permitted manufacturing capacity of 3,000 batteries per day and has operational production lines for both sealed and flooded lead-acid batteries. The ability to produce both types of batteries in a variety of sizes enables us to target our excess capacity at high-margin products that are required in relatively small volumes, such as deep cycle industrial batteries and other specialty products. Over the next 18 to 24 months, we plan to exploit the manufacturing capacity deficit in the lead-acid battery industry by producing high margin lead-acid products while we complete development of our PbC technology. As additional capacity comes on-line in the broader industry, we plan to transition our manufacturing focus from lead-acid products to our reduced-lead, enhanced-performance PbC products.

As we make the transition from laboratory research to commercial prototype manufacturing, we will need to:

•	Refine our planned fabrication methods for carbon electrode assemblies;

•	Demonstrate the feasibility of manufacturing our proprietary lead/carbon (PbC) device using standard techniques and equipment;

•	Demonstrate and document the performance of our proprietary lead/carbon (PbC) device in key applications; and

•	Respond appropriately to anticipated and unanticipated technical and manufacturing challenges.

We plan to develop our proprietary lead/carbon (PbC) device for use in a variety of applications including:

•	Motive power applications;

•	Stationary power applications;

•	Hybrid electric vehicle applications; and

•	Military applications.

We believe demand for cost-effective energy storage systems will grow rapidly. We also believe we can become a leader in the high performance battery market. We believe our competitive advantages will include:

•
Ease of integration: Our planned electrode assemblies will be designed to replace the standard grid and paste negative electrodes in conventional lead-acid batteries. In some applications that require fixed voltage operations, voltage conversion may be needed;

•
Superior flexibility: By changing the number, geometry and arrangement of the electrode assemblies, we expect to be able to configure our technology to favor either energy storage or power delivery; and

•
Reduced lead content: Depending on the energy, power and cycling requirements of a particular application, our proprietary lead/carbon (PbC) device will use up to 40% less lead than conventional lead acid batteries.

We anticipate our ability to establish and maintain a competitive position will be dependent on several factors, including:

•	The availability of raw materials and key components;

•	Our ability to design and manufacture commercial prototype proprietary lead/carbon (PbC);

•
Our ability to establish and operate facilities that can fabricate electrode assemblies and commercially manufacture our proprietary lead/carbon (PbC) device with consistent quality at a predictable cost;

•	Our ability to establish and expand a customer base;

•	Our ability to compete against established and emerging battery technologies;

•	The market for batteries in general; and

•	Our ability to retain key personnel.

Our objective is to become an industry leader in low cost, high performance energy storage systems. We plan to achieve this objective by pursuing the following core strategies:

•
Platform technology business model. We plan to implement a platform technology business model where we will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to use our proprietary lead/carbon (PbC) device products in their batteries.

•
Leverage relationships with thought leaders. We are engaged in discussions with industry consortia, research institutions and other thought leaders in the fields of utility applications, hybrid electric vehicles and automotive fuel cell technology. As we develop our relationships in the field of energy research, we believe the opportunities for government funding and consortia participation will expand rapidly, and improve our access to potential suppliers and customers.

•
Leverage relationships with battery manufacturers. Our business model is based on the premise that we can most effectively address the needs of the market by selling electrode assemblies to established battery manufacturers who want to expand their existing product lines. This business model should allow us to leverage the business abilities, manufacturing facilities and distribution networks of established manufacturers, in order to reduce our time to market and increase our potential market penetration.

•
Build a recognized brand. We believe strong brand name recognition is important to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost of ownership per storage cycle.

•
Secondary focus on emerging markets. Emerging markets for fuel cell power systems, hybrid electric vehicles and conventional utility applications are becoming increasingly attractive. We are actively evaluating the potential for using our proprietary lead/carbon (PbC) device products in these emerging markets.

•
Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in research and development to improve the performance of our proprietary lead/carbon (PbC) devices and lower our manufacturing costs.

The battery industry is mature, capital intensive, heavily regulated, highly competitive and averse to product performance risks associated with radical departures from established technology. Due to the nature of the industry, we do not believe we will be able to make a credible entry into the battery market until we have proven the advantages of our proprietary lead/carbon (PbC) device technology in demonstration projects with end users. Therefore, our business plan contemplates two discrete phases: the Development Phase (including prototype and demonstration) and the Commercialization Phase.

Development Phase. During the Development Phase, we will focus on producing small quantities of commercial prototypes in our own manufacturing facilities. These commercial prototypes will serve as the foundation for a series of paid demonstration projects with established end users. If the demonstration projects are successful and end user testing validates the advantages of our proprietary lead/carbon (PbC) device technology under real-world operating conditions, we can proceed to the full commercialization phase. In general, our development path in each identified target market will include:

Prototype manufacturing. We are finalizing design work and manufacturing plans for our commercial prototype proprietary lead/carbon (PbC) devices. We intend to purchase raw materials and components from established manufacturers and then fabricate electrode assemblies and assemble our commercial prototype proprietary lead/carbon (PbC) devices in company-owned facilities.

Demonstration projects. When we have developed and tested our commercial prototype proprietary lead/carbon (PbC) devices for a particular target market, we will need to negotiate demonstration projects with industry participants, some of whom we already have contracts with, manufacture the required proprietary lead/carbon (PbC) devices and document the performance of our products in real-world conditions.

Commercial production. When we have developed sufficient data to support a decision to commence full scale production of a product or product line, we intend to use our New Castle Pennsylvania facility until we fill our permitted capacity, after which we plan to pursue strategic relationships with one or more battery manufacturers that are willing to manufacture co-branded commercial proprietary lead/carbon (PbC products).

Our planned demonstration projects are not expected to generate sufficient gross profit to offset our expected operating costs. Accordingly, we do not expect to attain profitability during the demonstration phase. If we enter into a commercialization relationship for a specific product or product line, we believe our margins are likely to improve. However, there is no assurance that the commercialization of products for one or more market segments will generate sufficient revenue to offset our anticipated operating expenses and yield a profit.

Commercialization phase. During the commercialization phase, we intend to implement a platform technology business model where we will develop and manufacture the carbon electrode assemblies that are unique to our proprietary lead/carbon (PbC), and then sell those assemblies to established battery manufacturers who want to make their batteries better. We believe a platform technology business model can reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our proprietary lead/carbon (PbC), while allowing us to focus on a narrow band of value-added activities that appear likely to minimize our investment and maximize our profitability.

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

We plan to initially focus on high-value market segments. We believe our commercial proprietary lead/carbon (PbC) device will be most appealing in high-value market segments where longer life, high performance, and low maintenance costs are more important than initial purchase price.

Acquisition of our proprietary lead/carbon (PbC) device technology

We incorporated APC in September 2003, for the purpose of acquiring rights to our proprietary lead/carbon technology from the original owner of the patents, an Ontario corporation named C and T Co., Inc., which we refer to in this report as “C&T.” The founders of APC were shareholders of Mega-C Power Corporation, which we refer to in this report as “Mega-C,” which at one time held a limited, nonexclusive license to market products utilizing our proprietary lead/carbon device technology that we currently own. In February 2003, the Ontario Securities Commission began an investigation into Mega-C’s stock sales that terminated Mega-C’s ability to finance its operations and continue in business. The founders of APC had collectively invested approximately $3.9 million in Mega-C and were facing a total loss of this investment when Mega-C was unable to continue in business. In connection with the organization of APC, the founders invested well over a million dollars.

In late December 2003, Tamboril had 1,875,000 shares outstanding. After evaluating the proprietary lead/carbon (PbC) device technology and APC, Tamboril’s management negotiated a series of related transactions that included:

•	A reverse acquisition between Tamboril and APC;

•
The establishment of an irrevocable trust, which we refer to as the “Mega-C Trust,” for the stated purpose of preserving the potential equitable rights of Mega-C’s creditors and shareholders while potentially insulating us from the litigation risks associated with the activities of Mega-C and its promoters; and

•	A purchase of the proprietary lead/carbon (PbC) device technology from C&T.

•	The reverse acquisition, trust establishment and technology acquisition transactions closed in December 2003 and January 2004. In connection with the closings:

•
In the reverse acquisition we issued 10,739,500 common shares and 608,600 warrants for the outstanding securities of APC (which resulted in APC becoming a wholly owned subsidiary of the shell company, Tamboril);

•	We issued 233,400 warrants to purchase stock in the post-acquisition Company to Tamboril’s management in satisfaction of related-party debt;

•	C&T purchased 1,250,000 previously outstanding common shares from Tamboril’s management;

•
We purchased all of C&T’s interest in the proprietary lead/carbon (PbC) device technology for 1,562,900 warrants (See the disclosures under Warrant Extension in the footnote to the financial statements captioned “Subsequent Events.); and

•
We assumed and satisfied APC’s obligations of $1,794,000 under the November 2003 Development and License Agreement originally entered into by APC and C&T to develop the PbC technology through the issuance of $1,000,000 of senior preferred stock and the payment of $794,000 in cash through March 31, 2005.

•
We acquired full ownership of C&T in March 2005 upon final satisfaction of the payments noted above and extinguished all rights to future payments under the November 2003 development and license agreement.

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

Since February 2004, we have been involved in litigation with certain promoters of Mega-C who are asserting a variety of claims arising from APC’s alleged interference in Mega-C’s affairs and our purchase of the proprietary lead/carbon (PbC) device technology. We filed an involuntary bankruptcy petition against Mega-C in April 2004 and contributed 500,000 additional shares to the Mega-C Trust in February 2005 for the purpose of augmenting the Trust corpus and offsetting the additional administrative and operating costs associated with the bankruptcy. In July 2005, we initiated litigation with Mega-C’s Chapter 11 Trustee that focused primarily on whether the stock in the Mega-C Trust was property of the bankruptcy estate or should remain in the Mega-C Trust. On December 12, 2005, we entered into a settlement agreement with Mega-C’s Chapter 11 Trustee, the Mega-C Trust and others that will resolve all disputes, including disputes arising from our purchase of the original patents for the technology from C&T and derivative claims of Mega-C’s shareholders.

The settlement agreement resulted in the return of 1,500,000 of our shares for cancellation, of which, 500,000 represented a return of the 500,000 share augmentation and the remaining 1,000,000 were accounted for as a retroactive adjustment to the 10,739,500 shares issued as consideration in the reverse acquisition. This settlement is discussed in detail in “Item 3, Legal Proceedings” of this report. Since the terms of the settlement agreement fall within the range of outcomes contemplated by our original structure, the successful implementation of the agreement will not dilute the interests of our other stockholders.

Our patents and intellectual property

We own six issued U.S. patents and have seven patent applications pending at the date of this report covering various aspects of our proprietary lead/carbon (PbC) device technology. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

•	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor;

•	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor;

•	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor;

•	U.S. Patent No. 7,006,346 (expires April 2024) - Positive Electrode of an electric double layer capacitor;

•	U.S. Patent No. 7,110,242 (expires February 2021) - Electrode for electric double layer capacitor and method of fabrication thereof; and

•	U.S. Patent No. 7,119,047 (expires February 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof.

Patents generally expire 17 years from date of issue.

We have no duty to pay any royalties or license fees with respect to the commercialization of our proprietary lead/carbon (PbC) device technology and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, knowhow and other intellectual property will be critical to our success.

Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our lead/carbon (PbC) device technology. We plan to file additional patent applications in the future. However, the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our proprietary lead/carbon (PbC) device technology. Competitors may also intentionally infringe on our patents. The prosecution and defense of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future. Although not a patent infringement suit, as set forth more fully below, a collection of individuals and entities that describe themselves as the “Taylor Group” sued the Company and claimed an interest in some of the Company’s intellectual property. In orders dated February 11, 2008, the United States Bankruptcy Court for the District of Nevada held that the Taylor Group has no interest in or rights to the technology.

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

Our competition

We plan to compete with a number of established competitors in the battery and supercapacitor industry, including:

• Maxwell • Energy Conversion Devices • Panasonic • Nippon-Chemicon	• Enersys • Exide • Japan Storage Battery • Ness

In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including:

•	symmetric supercapacitors

•	asymmetric supercapacitors with organic electrolytes

•	nickel metal hydride batteries

•	lithium ion batteries; and

•	advanced lead-acid batteries.

Other business entities are developing advanced energy production technologies like fuel cells, solar cells and windmills which may use our products, or, in some cases, compete with our products.

Since some of our competitors are developing technologies that may ultimately have costs similar to, or lower than, our projected costs, there can be no assurance we will be able to compete effectively.

Most of our potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we may be able to.

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

The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of rechargeable batteries require large capital expenditures. In order to minimize our capital investment in manufacturing facilities and establish strong brand name recognition for our products, our overall strategy is to negotiate strategic alliances and other production agreements with established battery manufacturers that want to include a high-performance co-branded product in their existing product lines. There can be no assurance, however, that our platform technology business model will succeed in the battery industry.

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

Lead is the primary raw material in lead-acid batteries and currently accounts for approximately 80% of Axion’s raw material and component costs in the specialty batteries we build now. Lead prices have increased dramatically over the last two years. Our new proprietary lead/carbon (PbC) device technology will require up to 40% less lead than conventional batteries. This makes the reduced lead content in our batteries a distinct competitive advantage.

Environmental protection

Lead is a toxic material that is a primary raw material in our proprietary lead/carbon (PbC). We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We will be required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations.

Our research and development

We engage in extensive research and development to improve our proprietary lead/carbon (PbC) device technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our research and development organization works closely with our engineering team, our suppliers and potential customers to improve our product design and lower manufacturing costs. During the years ended December 31, 2004, 2005 and 2006, we spent $1,871,207, $ 1,633,595 and $2,001,506 respectively on company sponsored research and development. While our limited financial resources and short operating history make it difficult for us to estimate our future expenditures, we expect to incur research and development expenditures of increasing magnitude for the foreseeable future.

Our employees

Woodbridge, Ontario: Before approximately summer of 2006 we had 22 full-time employees in Woodbridge, Ontario, including a 16-member scientific and engineering team, a three-member management and business development team and three clerical employees. In the late summer of 2006 we had reduced that staff to 5 employees. The facility was closed in December 2006 and the Company moved entirely to New Castle, Pennsylvania.

New Castle, Pennsylvania: We began manufacturing activities in New Castle, Pennsylvania in March 2006. While we have not made our final staffing decisions at New Castle, we presently employ a staff of 27, including a 6-member scientific and engineering team, and 12 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements and believe our relations with our employees are good.

ITEM 2. — DESCRIPTION OF PROPERTY

Research and Development, Woodbridge, Ontario. Our research and development operations in Woodbridge were conducted through our wholly owned subsidiary APC. This facility was closed in December 2006. During our occupation of this facility, we rented the facility on a month-to-month basis for a rental of $8,150 per month. The Woodbridge facility included approximately 14,000 square feet of floor space, including 5,000 square feet of management, administrative and engineering offices, 5,000 square feet of manufacturing facilities and 4,000 square feet of research laboratories. The principal function of this facility was to insure that formulations, constructs and fabrication methods that succeed in the laboratory were tested in-house under controlled conditions.

Battery manufacturing, New Castle Pennsylvania. In February 2006, we purchased the battery fabrication equipment, parts inventories and trademarks from a bank in connection with a foreclosure proceeding. We also leased the buildings that the former owner of the equipment used for its manufacturing plant, for a current monthly rate of $11,265. The initial term of this lease terminated on February 14, 2008. The lease includes two successive five-year renewal options, with future rent to be negotiated at a commercially reasonable rate. Negotiations are underway for the renewal of the lease. The Company continues to rent the property on a month-to-month basis. Management believes we are close to concluding a new lease upon favorable terms. Any failure to successfully conclude a new lease could be disruptive to our operations. While management believes any disruption to be highly unlikely, a disruption could cause downtime in production and increased costs in terms of moving and rent. Further, alternative space, if available, may not be on favorable rental terms. The battery manufacturing facility includes approximately 62,700 square feet of floor space, including 7,232 square feet of office, locker, lab and lunch area, 42,500 square feet of manufacturing space, 8,000 square feet of storage buildings and 5,000 square feet of basement area. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises. Our battery manufacturing operations at this facility are conducted through a wholly owned subsidiary named Axion Power Battery Manufacturing, Inc (APB). APB was organized in February of 2006. Management believes our property is in good condition.

ITEM 3. — LEGAL PROCEEDINGS

Taylor Litigation. On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants (the “Taylor Litigation”). As discussed more fully below, by virtue of an order entered on February 11, 2008 by the Bankruptcy Court in the Mega-C bankruptcy case, this action against the Company, Mega-C Power Corporation (Nevada), Robert Averill, Glenn Patterson, Igor Filipenko, Thomas Granville and HAP Investments is subject to the permanent injunction of the confirmed Chapter 11 Plan of Mega-C Power Corporation. This ruling confirmed management’s prior assessment of this lawsuit, which management believed had remote possibility of an adverse decision. No amounts have been provided for in the accompanying financial statements pursuant to the requirements of FASB 5, “Accounting for Contingencies.“ We have offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company in Canada. Any named defendant will be free to retain independent legal counsel, but we are not responsible for the costs of separate legal counsel. We have not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

In February 2005, the Bankruptcy Court stayed the Taylor Litigation pending resolution of Mega-C’s Chapter 11 bankruptcy case. On December 12, 2005, we entered into a settlement agreement with Mega-C, through its Chapter 11 Trustee, and various others that was approved by an order entered in the bankruptcy case on February 1, 2006 and which became fully effective when the Court confirmed Mega-C’s Chapter 11 Plan of Reorganization in an order entered on November 8, 2006. The details of the settlement agreement are discussed below.

Bankruptcy Court Litigation. In April 2004, we filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. 04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall (Noall) to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner (Fonner), the trustee of the Mega-C Trust (Adversary Proceeding No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Mega-C Trust as property of the bankruptcy estate. On July 27, 2005, we commenced an adversary proceeding against Noall and Fonner (Adversary Proceeding No. 05-05082-gwz) for the purpose of obtaining a judicial determination that:

•	Mega-C does not have any interest in the three patents and other intellectual property the Company purchased directly from C&T;

•	Mega-C did not transfer any property to our company with the intent to damage or defraud any entity;

•	Mega-C did not transfer any property to our company for less than reasonably equivalent value; and

•	If the court ultimately decides that the stock in the Mega-C Trust is property of the bankruptcy estate, the stock must be held in a resulting trust for our benefit.

Settlement Agreement On December 12, 2005, the Company entered into a settlement agreement with Mega-C, represented by Chapter 11 Trustee Noall, and the Mega-C Trust, represented by its trustee Fonner. Additional signatories to the settlement agreement include: (a) the Company’s subsidiaries APC and C&T; (b) Fonner in both her capacity as Mega-C’s sole officer and director and as trustee of the Trust; (c) certain former stockholders of APC including Robert Averill, Joe Piccirilli, Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation; (d) Paul Bancroft, and (e) certain former stockholders of C&T including, Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg.

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain terms were subject to confirmation and effectiveness of Mega-C’s Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming the plan. The confirmed chapter 11 plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan. At the date of these financial statements, the plan is fully effective and substantially consummated. Accordingly, all pending and potential disputes between the parties have been resolved. By way of summary of the Plan, the following steps have been accomplished:

•	We have compromised and withdrawn our notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned all of right, title and interest, if any, in the technology and any and all tangible and intangible personal property in our possession to the Company;

•
The Mega-C Trust has been restated as the Second Amended Shareholders Trust of Mega C Power Corporation and retained title to 4,700,000 shares that will be sold to pay creditor claims that remain unsatisfied from the Liquidation Trust described below, with the balance to be proportionately distributed to the holders of allowed equity interests in Mega-C. The Second Amended Shareholders Trust also has title to certificates for 685,002 shares of the Company’s common stock which serve as collateral for loans in the amount of $2,055,000 paid to the newly created Liquidation Trust to fund the confirmed Chapter 11 Plan;

•
A newly created Liquidation Trust received the proceeds of loans in the amount of $2,055,000, secured by 685,002 shares, and legal title to 314,998 shares that will be sold to pay creditor claims and Liquidation Trust expenses;

•	The former trustee of the Trust has received 627,500 shares as compensation by the Trust through the effective date of Mega-C's plan; and

•	The Trust surrendered 1,500,000 shares to us which were promptly cancelled.

The litigation settlement and releases provided by the Plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan of reorganization. In an  order entered on February 11, 2008, the Bankruptcy Court  granted the Company's motion for partial summary judgment, holding that the alleged "oral" agreement creating rights or interests in the Technology in favor of the Taylor Group never existed and, even if it had, the Taylor Group transferred any such rights to the Debtor which were then transferred to the Company by the confirmed Chapter 11 Plan.  The Bankruptcy Court held that the Taylor Group has no interest in or rights to the Technology.  The Bankruptcy Court held that the only rights the Taylor Group has are as putative creditors or shareholders of Mega-C and that  any attempts to claim an interest in or contest the Company's title to the technology are contrary to the permanent injunction of the Chapter 11 Plan. The Bankruptcy Court held that the Taylor Litigation against the Company is barred by the permanent injunction of the confirmed Plan.

The Taylors have filed motions for relief from the order granting partial summary judgment in favor of the Company.  The Company believes the Taylors' motions are without merit.  The Company intends to file additional motions for summary judgment on its remaining claims for relief, namely for an appropriate order to require dismissal of the Taylor Litigation against the Company and for damages caused by the Taylors' violation of the permanent injunction of the confirmed chapter 11 plan.

While certain aspects of the bankruptcy litigation discussed above relating to the confirmation of the Chapter 11 plan and the settlement agreement are on appeal to the Ninth Circuit Court of Appeals and to the United States District Court for the District of Nevada, we believe the possibility of any adverse decision to the Company to be remote.

We recorded a recovery of notes receivable previously written off in November of 2006 in the amount of $100 as well as other assets received from Mega-C Power Corp. The other assets received, primarily miscellaneous fixed assets, have been determined to be negligible in value and no attempt has been made to secure an appraisal or record any amounts for these assets. By virtue of the confirmed Chapter 11 plan, all of the Mega C’s right, title and interest, if any, in the technology was transferred to the Company. By virtue of the February 11, 2008 orders of the Bankruptcy Court, the Taylor Group has no interest in or rights to the technology.

Contingent Shares. The Company agreed to sell 1,000,000 shares of common stock to a foreign partnership, Mercatus & Partners Limited (the “Purchaser”), a private limited company formed under the laws of the United Kingdom with an executive office at Via S. Roberto Bellarmino 4, 00142 Roma, Italy, December 12, 2005, at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities. Contrary to the terms and conditions of the Company’s agreement, the foreign partnership was in possession of a stock certificate representing these 1,000,000 shares; however, completion of the transaction was contingent upon receipt of the proceeds from the foreign partnership, which were not received.  The 1,000,000 shares were recovered December 4, 2007 and forwarded to Continental Stock Transfer Agency for cancellation which took place that same month.

In connection with the offering described above, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 (the Incompletely Exercised Warrant Shares) common shares of stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one the Company entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the Company believes the foreign partnership is in possession of a stock certificate representing these shares without tendering the purchase price to either the Company or to the warrantholders.  As such, the Incompletely Exercised Warrant Shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements.    The Company has included the Incompletely Exercised Warrant Shares as outstanding warrants, pending receipt of the exercise price from the four warrantholders.  The Company has not yet located the Incompletely Exercised Warrant Shares. The Company retained counsel to cause the parties who have possession of the Incompletely Exercised Warrant shares to return the shares absent payment. Counsel was retained October 6, 2007.

ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.— MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

At that start of the year ended December 31, 2006, our stock was quoted on the OTC Bulletin Board (Symbol: AXPW.OB), until we became delinquent in our SEC reporting obligations in August 2006. As a result our stock was removed from the OTC Bulletin Board and began trading on the OTC Pink Sheets. Trading in our stock has historically been sporadic, trading volumes have been low, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTC Pink Sheets and the OTC Bulletin Board, as the case may be, for each quarter since the beginning of 2005. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
First Quarter 2005	$4.25	$2.58
Second Quarter 2005	$6.75	$2.30
Third Quarter 2005	$5.30	$3.25
Fourth Quarter 2005	$4.75	$3.40

First Quarter 2006	$6.00	$2.50
Second Quarter 2006	$4.10	$1.75
Third Quarter 2006	$3.50	$1.60
Fourth Quarter 2006	$4.00	$1.10

On February 29, 2008, the sale price for our common stock as reported on the Pink Sheets was $2.30 per share.

Securities outstanding and holders of record

After giving effect to recent stock sales, there were 18,157,060 common shares, including 5.7 million shares held by the Mega-C Trust and the newly created liquidation trust, excluding the Incompletely Exercised Warrant Shares discussed in “Legal Proceedings,” outstanding as of February 29, 2008. These shares represented 386 record holders of common stock.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information The following table provides summary information on our equity compensation plans as of December 31, 2006.

Plan category:	Number of shares issuable on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders

2004 Incentive Stock Plan	175,950	$2.79	1,349,050
2004 Directors’ Option Plan	140,035	$2.67	330,400

Equity compensation plans not approved by stockholders

Contract options held by officers	911,000	$4.86
Contract options held by consultants	519,900	$5.39

Total equity awards	1,746,885	$4.63

The Company has two stockholder approved equity compensation plans and occasionally enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans. The following sections summarize the Company’s equity compensation arrangements.

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

The exercise price of incentive stock options must be equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for incentive stock options is ten years from the date of grant, or five years in the case of an individual who owns more than 10% of the Company’s common stock. The aggregate fair market value determined at the date of the option grant, of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year, shall not exceed $100,000.

The following awards have been granted under the Plan in 2005 and 2006:

In March 2005, the compensation committee authorized stock bonuses to the former employees of C&T for an aggregate of 219,000 shares of common stock. These stock grants are fully vested and unrestricted, subject to compliance with the Company’s insider trading policies. The fair value of these shares, as determined by the Company’s stock price on the date of grant, amounted to $565,202 and was recorded as compensation during the year ended December 31, 2005.

In April 2005, the former employees of C&T were granted options to purchase an aggregate of 744,500 shares of common stock at an exercise price of $2.50. These options vest at a rate of 20% per year beginning in April 2006. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above which resulted in the Company recording compensation expense of $86,954 during the year ended December 31, 2006. Various options lapsed when several individuals terminated their employment with the Company in 2005 and 2006. During the years ended December 31, 2005 and 2006, an aggregate of 157,700 and 454,000 options, respectively, forfeited unvested as a result of these terminations.

In September 2005, the compensation committee awarded 6,000 shares of restricted common stock to the Company’s Chief Technical Officer, Edward Buiel, pursuant to his 2005 employment agreement, which were valued at $24,000 on the date of grant and became fully vested in April 2006. The Company recorded $8,000 and $16,000 of compensation in 2005 and 2006, respectively, related to this award.

In December 2006, the Company issued 250,000 shares of restricted common stock to the Company’s Chief Technical Officer, Edward Buiel, pursuant to his 2006 employment agreement, which were valued at $937,500 on the date of grant and will become fully vested on December 2009. The Company will recognize this as compensation over the requisite service period. No compensation expense was recorded for the year ended December 31, 2006.

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

Each eligible director who is, on or after the effective date, appointed to fill a vacancy on the Board or elected to serve as a member of the Board may participate in the plan. Each eligible director shall automatically be granted an option to purchase the maximum number of shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000). The option price of the stock subject to each option is required to be the fair market value of the stock on its date of grant. Options generally expire on the fifth anniversary of the date of grant. Any option granted under the plan shall become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not voluntarily resigned or been removed "for cause" as a member of the Board of Directors on or prior to the first anniversary of the date of grant (qualified option). Any qualified option shall remain exercisable after its first anniversary regardless of whether the optionee continues to serve as a member of the Board.

The following awards have been granted under the Plan in 2005 and 2006:

During the year ended December 31, 2005, the Company issued 70,000 5-year options to five of its directors vesting 1/3 per year over three years from the date of grant. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $41,024 during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 60,000 5-year options to two of its directors vesting 1/3 per year over the next three years. These options are exercisable at a price of $2 per share, expiring five years from vest date and are valued at $71,680 utilizing the Black-Scholes-Merton option pricing model, of which $20,230 was expensed in 2006.

Non-plan Equity Incentives Not Approved by Stockholders: The Company has issued 1,131,000, 300,000 and 629,300 stock purchase options in the fiscal years ended December 31, 2006, 2005 and 2004, respectively, to officers, employees, attorneys and consultants in connection with contractual agreements that do not reduce the shares available under the shareholder’s approved plans. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Petersen & Fefer, general corporate counsel (of which one member was a director of the Company at the time) were granted two-year contractual options to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered, valued at $68,296. These members also received 116,700 warrants as consideration of pre-merger Tamboril debt). In August 2004, $1.00 of the exercise price of the total 306,000 options and warrants owned by these members was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded $306,000 related to this reduction. All of the warrants and options were exercised in the fourth quarter of 2005, however, $306,000 of the amount is included in stock subscription receivable as of December 31, 2005 and was received in 2006.

In July 2004, the President and Chief Operating Officer of the Company, Charles Mazzacato, was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option vests on a monthly basis at the rate of 60,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $180,000. In accordance with APB 25 the Company expensed the intrinsic value over the vesting period which resulted in expense of $18,750 and $45,000 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $124,364 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In July 2004, the Chief Financial Officer of the Company, Peter Roston, was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest on a monthly basis at the rate of 50,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $150,000. In accordance with APB 25 the Company has expensed the intrinsic value over the vesting period which resulted in expense of $15,625 and $37,500 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $138,182 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In April 2005, the Chief Executive Officer of the Company, Thomas Granville, was granted a contractual option to purchase 180,000 shares of common stock at a price of $2.50 per share. This option vests at the rate of 7,500 shares per month commencing May 1, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $112,500 during the year ended December 31, 2006.

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

In September 2005, the Chief Technical Officer of the Company, Edward Buiel, was granted a contractual option to purchase 90,000 shares of common stock at a price of $4.00 per share. This option vests at the rate of 2,500 shares per month commencing October 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $68,100 during the year ended December 31, 2006.

In February 2006, the Chief Executive Officer of the Company, Thomas Granville, was granted an option to purchase 500,000 shares of common stock at an exercise price of $6.00. Of this total 300,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next one to three years. These options are valued at $300,187 utilizing the Black-Scholes-Merton option pricing model with $259,027 of compensation recorded in 2006.

In February 2006, the Chief Technical Officer of the Company, Edward Buiel, was granted an option to purchase 35,000 shares of common stock at an exercise price of $6.00. Of this total 10,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next two to three years. These options are valued at $20,994 utilizing the Black-Scholes-Merton option pricing model with $13,330 of compensation recorded in 2006.

In February 2006, members and affiliates of the law firm of Petersen & Fefer, general corporate counsel (of which one member was a director of the Company at the time) were granted an option to purchase 360,000 shares of common stock at an exercise price of $6.00. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006. These options are valued at $193,449 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

In February 2006, the external bankruptcy counsel of the Company, Cecilia Rosenauer, was granted an option to purchase 15,000 shares of common stock at an exercise price of $6.00. The options vested on the effective date of Mega-C’s Chapter 11 plan of reorganization, which took place in November 2006. These options are valued at $2,483 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

In March 2006, two employees were granted options to purchase a total of 24,000 shares of common stock at an exercise price of $4.00 and $6.00. The options vest at a rate of 2,500 per month over the first 6 months and 1,500 per month thereafter. These options are valued at $28,257 utilizing the Black-Scholes-Merton option pricing model with $24,408 of compensation recorded in 2006.

In December 2006, the Chief Technical Officer of the Company, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $3.75 per share. A total of 50,000 options will vest on December 29, 2009 and the remaining 50,000 will vest on December 29, 2010. The options will be exercisable for a period of six years from the vesting date. These options are valued at $267,372, utilizing the Black-Scholes-Merton option pricing model with $6,481 of compensation recorded in 2006.

In February 2006, a consultant, Trey Fecteau, was granted an option to purchase 97,000 shares of common stock at an exercise price of $4.00. The options vested upon completion of contractual services in December 2006. These options are valued at $150,702 utilizing the Black-Scholes-Merton option pricing model. This amount reduced the proceeds of the Series A Preferred Stock offering in 2006.

ITEM 6.- MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

At December 31, 2006, we had cumulative net losses of approximately $24.2 million. This includes approximately $4.1 million in preferred stock dividends and beneficial conversion feature charges. We had $4.4 million in current assets and $2.25 million in current liabilities at December 31, 2006, which left net working capital of approximately $2.2 million. Accordingly, the notes to our financial statements for the year ended December 31, 2006 contain a note explaining that our financial statements have been prepared assuming that our Company will continue as a going concern but that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption. As of December 31, 2007, the Company’s available and anticipated financial resources would not have been sufficient to pay our anticipated operating expenses beyond approximately May of 2008 without significant additional financing. As discussed below, we received approximately $4 million in long term equity financing in mid January of 2008 from the Quercus Trust. Management believes those funds will support operations through, September 30, 2008, even if the anticipated, and contractually agreed to, second and third closings with the Quercus Trust, as described below do not occur.

 Plan of Operations

In November of 2007 we began discussions related to a bridge loan offer with our directors, officers, and significant investors. We eventually structured a short term Secured Bridge Loan arrangement in increments of $100,000, such loans to bear interest at the rate of 14% and will be secured by all of the assets, including the intellectual property assets of Axion Power International and all of the equipment and inventory assets of Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Elections to participate had to be made no later than January 7, 2008, and if fully subscribed, the Secured Bridge Loan could result in our receiving up to $3,000,000 in short term funding.

Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,540,000, with lender commitments to fund an additional $100,000. The new loans made to the Company since October 1, 2007, exclusive of extinguishment of existing debt on October 1, 2007, Secured Bridge Loan agreements, aggregate to approximately $1,740,000 in new working capital.

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

On January 14, 2008, we entered into a Securities Purchase Agreement (the “Agreement”) with The Quercus Trust (“Quercus”), pursuant to which we have agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

At the initial closing on January 14, 2008, we issued and sold 1,904,762 first closing units (a unit is one share of common stock, and a 5-year warrant to purchase 1.5 additional shares of common stock at an exercise price of $2.60 per share) issuable to Quercus for an aggregate purchase price of $4,000,000, or $2.10 per Unit.

In the second closing (the “Second Quercus Closing”), which will occur within five business days after we file the last of our delinquent reports under the Securities Exchange Act of 1934 (the “Delinquency Cure Date”), Quercus has agreed to purchase 1,904,762 additional units for $4,000,000. Each Quercus Second Closing unit will consist of one share of common stock, and a 5-year warrant to purchase 1.25 additional shares of common stock at an exercise price of $2.60 per share.

In the third closing (the “Third Quercus Closing”) Quercus has agreed to make an additional investment of $10,000,000 on or before June 30, 2008 upon our execution of one or more qualifying contracts that satisfy the requirements of the Securities Purchase Agreement. There is no assurance that we will be able to satisfy this condition. Upon the occurrence of the Third Quercus Closing, Quercus has agreed to purchase an additional 4,761,905 units for $10,000,000. Each Third Quercus Closing unit will consist of one share of common stock, and a 5-year warrant to purchase one additional share of common stock at an exercise price of $2.60 per share.

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

In the Securities Purchase Agreement, we agreed to file one or more registration statements under the Securities Act of 1933 (the “Securities Act”) covering the resale by Quercus of the shares of our common stock issued pursuant to the Agreement and the shares of our common stock issued upon exercise of the warrants. The registration rights provisions of the Agreement contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event any of the following occurs:

•
any registration statement is not filed on or prior to the date it is required to be filed, and in the case of the initial registration statement, that date is 30 days after the Second Quercus Closing (the “Filing Deadline”) or a Restriction Termination Date (as defined below),

•
any post-effective amendment is not filed on or prior to the seventh business day after the registration statement ceases to be effective pursuant to applicable securities laws due to the passage of time or the occurrence of an event requiring the Company to file a post-effective amendment ( the “Post-Effective Amendment Filing Deadline”), or

•	we fail to file with the SEC a request for acceleration of effectiveness within five business days after the date that we are notified by the SEC; or

•	we fail to respond to any comments made by the SEC within 15 business days after the receipt of such comments, or

•	a registration statement filed hereunder is not declared effective by the SEC within 150 days of the filing of the registration, or

•	a post-effective amendment is not declared effective on or prior to the fifteenth business day following the Post-Effective Amendment Filing Deadline, or

•
after a registration statement is filed with and declared effective by the SEC, such registration statement ceases to be effective as to all securities registrable pursuant to the Agreement (“Registrable Securities”) to which it is required to relate at any time until the earlier of (i) the fifth anniversary of the effective date, (ii) the date when all Registrable Securities covered by such Registration Statement have been sold publicly, or (iii) the date on which the Registrable Securities are eligible for sale without volume limitation pursuant to Rule 144 of the Securities Act for a period of more than 60 days in any twelve month period without being succeeded by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the SEC, or

•
an amendment to a registration statement is not filed with the SEC within 15 business days after the SEC having notified us that such amendment is required in order for such Registration Statement to be declared effective (any such failure or breach being referred to as an “Registration Failure Event”).

If at any time the staff of the SEC takes the position that the offering of some or all of these registrable securities in a registration statement is not eligible to be made on a delayed or continuous basis under the provisions of Rule 415 under the Securities Act or requires Quercus to be named as an “underwriter” (an “SEC Objection”), we shall promptly notify Quercus of such SEC Objection and if Quercus requests, we shall use commercially reasonable efforts to persuade the staff of the Commission that the offering contemplated by the registration statement is a valid secondary offering and not an offering “by or on behalf of the issuer” as defined in Rule 415 and that Quercus is not an “underwriter” (a “Rule 415 Response Effort”). In the event that, despite our commercially reasonable efforts, the staff of the Commission has not altered its position and Quercus provides notice to us to cease any further Rule 415 Response Efforts (the “Quercus Rule 415 Determination”), we shall (i) remove from any registration statement such portion of the Registrable Securities (the “Cut Back Shares”) and/or (ii) agree to such restrictions and limitations on the registration and resale of the Registrable Securities as the staff of the Commission may require to assure our compliance with the requirements of Rule 415; provided, however, that we shall not agree to name Quercus as an “underwriter” in such Registration Statement without the prior written consent of Quercus (collectively, the “SEC Restrictions”). Notwithstanding any other provision of the Agreement to the contrary, no liquidated damages shall accrue during the period beginning on the date of an SEC Objection and ending on the date that either we receive written notification from the SEC that our Rule 415 Response Effort has been successful or Quercus provides us with an Quercus Rule 415 Determination or as to any Cut Back Shares until such time as we are able, using commercially reasonable efforts, to effect the filing of an additional Registration Statement with respect to the Cut Back Shares in accordance with any SEC Restrictions (such date, the “Restriction Termination Date”)

In case any Registration Failure Event occurs, we would be obligated to pay liquidated damages to the Quercus in an amount equal to 1% of the aggregate purchase price paid by the Quercus pursuant to the Agreement for any of our securities that were required to be registered but were not covered under an effective registration statement (the “Monthly Liquidated Damages”) for the first month and each successive month thereafter until the Registration Failure Event shall have been cured. Failure to make payments of the Monthly Liquidated Damages shall result in our being obligated to pay interest on any unpaid Monthly Liquidated Damages at a rate of 18% per year.

The Agreement also grants to Quercus a right of first refusal to participate in any subsequent financing we undertake prior to the second anniversary of the second closing (subject to certain conventional exceptions) in order to permit Quercus to maintain its fully-diluted ownership interest in our common stock.

As an inducement to Quercus to enter into the Agreement and to purchase the shares of our common stock and the warrants issuable under the Agreement, certain directors, officers and principal holders of our issued and outstanding convertible securities, warrants and stock options agreed to refrain from converting any of their convertible securities or exercising any of their stock purchase rights until the board of directors proposes and our stockholders approve a charter amendment that will increase the number of authorized common shares from the current limit of 50 million shares of common stock to a proposed limit of not less than 75 million shares of common stock. Concurrently, we agreed to extend the expiration date of the warrants and options that are subject to forbearance agreements for a period of time equal to the forbearance period.

Operating activities: In 2006, when we were operating in both Vaughan, Canada and in New Castle, Pennsylvania, our operating expenses averaged approximately $500,000 per month. In connection with the transition from research to manufacturing, the Company has reduced the size of our scientific and technical staff and increased the size of our manufacturing staff. We closed the Canadian operation completely in December of 2006 and moved key employees to New Castle. These consolidation and staffing changes reduced our operating expenses by approximately $150,000 per month, in spite of significant increases in accounting related expenses in connection with restating our financial statements for the 3 years ended December 31, 2005. We will continue to add to the total number of employees as we add new manufacturing contracts for both our standard lead/lead battery product and our proprietary lead/carbon (PbC) device. Throughout 2008, we expect the number of manufacturing production employee positions to triple as the Company aims to increase production numbers, increase revenue, and reduce accounting expenses resulting in improved operational results.

In early 2006, we purchased, for approximately $800,000, the equipment and assets of a failed Pennsylvania battery manufacturing company and moved into their fully permitted facility. We immediately spent, and will continue to spend, money to modify some of the equipment at that facility. In the first quarter of 2007, we received $1,200,000 in grant money from the Commonwealth of Pennsylvania. Of that total grant amount, $900,000 was dedicated for use in purchasing new equipment. Additionally in 2007, the Company purchased used manufacturing equipment with a documented replacement cost of $3,140,000. Management believes we purchased the equipment very economically. We paid cash for certain of the property while other equipment is reflected in accounts payable. We already installed most of the new lab and test equipment and the new carbon processing equipment. During the fourth quarter of 2007 we began to assemble and install some of the manufacturing equipment. Management believes additional automated carbon electrode manufacturing equipment will be needed over the next twelve months. The needed equipment purchases will be substantial and will be phased in based upon the speed at which the Company moves forward.

We began production of a commercial prototype of our proprietary lead/carbon device PbC batteries during 2006 and early 2007. Our initial production runs were used exclusively for characterization and performance testing and we did not generate revenue from sales of commercial PbC batteries. We have signed non-binding letters of intent for a series of alternative energy demonstration projects with distributors of wind and solar energy equipment. We also have a signed binding contract to provide storage for a grid buffering project sponsored by the New York State Energy Research Development Agency. While we believe our future revenue from the sale of specialty lead-acid batteries and our commercial proprietary lead/carbon device PbC batteries will be sufficient to offset our anticipated manufacturing costs and make a modest contribution to overhead, the amount and timing of our anticipated revenues are both uncertain, and we do not expect this source of revenue to be able to fund all of our overhead in the near term.

Our current manufacturing and product demonstration plans have been formulated with the strategic goal of generating sufficient profit from battery sales and demonstration projects to bring us to the breakeven point in early 2009. By breakeven we mean that revenues are expected to exceed all costs of operations resulting in the realization of positive results of operations measured on an alternative non-GAAP measure of profitability, Earnings Before Interest, Depreciation, and Amortization (EBITDA). Net results of operations may still be negative using a standard measure employing GAAP in which all non-cash expenses are recognized in calculating results of operations. We do not know if our demonstration projects will be successful, but if they are, rapid growth is likely to place a significant strain on our managerial, operational and financial resources. In that event, our plans to reach breakeven in the short-term may be unattainable. To achieve profitability we will need to develop our standard lead/lead products and introduce our commercial proprietary lead/carbon (PbC) products that can be profitably manufactured by the Company or other battery producers. With this strategy in mind, the Company in December of 2007, entered into a 3 year employment contract with Bob Nelson (PhD.), a well respected lead-acid battery expert. Dr. Nelson’s expertise in manufacturing and research development over the last 30 years makes him an excellent fit as Vice President of Engineering Manufacturing. By combining Dr. Nelson’s talents with the existing staff in both the department of carbon research and development, and the department of lead-acid battery manufacture, we believe that the manufactured battery product will improve substantially in quality and consistency.

During the year ended December 31, 2006, we devoted substantial time, effort and financial resources to litigation arising from the business failure of Mega-C and our efforts to continue the development of the proprietary lead/carbon device PbC technology. See the discussion under “Item 3. Legal Proceedings” in Part I.

In December 2004, the Financial Accounting Standards Board issued FASB 123R, “Share-Based Payment” (FASB 123R). FASB 123R supersedes FASB 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of FASB 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior periods have not been restated for the effects of FASB 123R. Under FASB 123R, employee-compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

Prior to the adoption of FASB 123R, the Company accounted for employee stock options using the intrinsic value method in accordance with APB 25. Accordingly, no compensation expense was recognized for stock options issued to employees as long as the exercise price was greater than or equal to the market value of the common stock at the date of grant. During the year ended December 31, 2005 and 2004, we recorded $82,500 and $34,375, respectively, related to stock based compensation expense for the intrinsic value of options granted to employees. In accordance with FASB 123, the Company disclosed the summary of pro forma effects to reported net loss as if the Company had elected to recognize compensation costs based on the fair value of the awards at the grant date in its 2005 annual report.

The Company elected to use the Black-Scholes-Merton option pricing model to determine the fair market value. On January 1, 2006, the Company adopted FASB 123R and recorded stock based compensation expense of $881,489 for the year ended December 31, 2006. The impact of these expenses to basic and diluted loss per share was approximately $.05 during the year. As of December 31, 2006, there was approximately $744,000 of unrecognized compensation related to non-vested options granted during 2006 and prior, which we expect to recognize over a weighted average period of 2.3 years. Starting in 2006, we began granting stock options that vest upon certain performance conditions.

The adoption of FAS 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result, for the year ended December 31, 2006, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

In compliance with FASB 123R, the Company, has developed a model for use in estimating volatility, when valuing share based compensation awards. Axion shares have been selling in a thinly traded market over the past two years, with few buyers and sellers at current price levels given the current stage of development. Our low liquidity has led to high volatility, with small changes in demand having the potential for a dramatic impact on market price. Daily variations tend to be an acceptable measure in a deep market, where a large number shares can be transacted without affecting the stock price. In thinly traded markets however, daily returns tend to generate a higher volatility. In view of trading levels and to adjust for the one period in which the share price was extraordinarily volatile, the company has elected to factor in volume and measure volatility based on the monthly weighted average price derived from the daily returns.

The process was first applied during 2006, upon adoption of FASB 123R. The process encompasses the full scope of daily trading data, from the inception of the corporation, beginning with January 1, 2004, and adjusts for problems inherent to a thin market by factoring close price by daily volume for the purpose of calculating a monthly weighted average price per share. The net change in this average is then measured over time. Though a public company, the majority of our offerings have been administered through private placement, where shares change hands at negotiated prices. Consistent with the provisions of FASB 123R - section A32d, and SAB 107, the company has elected use these monthly weighted average price observations for the purpose of calculating volatility. The monthly weighted average price is calculated as follows: [The Sum of (Daily Volume x Daily Close Price)] / Volume of shares traded that month.

As of February 29, 2008, the Company has approximately 18 million shares outstanding, valued in the market at roughly $2.30 per share. There is potential for double that number of shares because of equity instruments exercisable in a price from $2 to $6 within the next 60 days.

Given our current stage of development and mode of financing, management expects that volatility associated with the incorporation of these price levels into the market over the next two to three years should mirror our historic volatility levels. The company will have a continued need for cash, so long as the operations remain focused on R&D and until it meets SEC reporting requirements, it is likely to offer equity instruments at price levels or with additional compensation features in order to produce positive cash flow. The Company has not attempted to forecast the potentially dilutive impact which these offerings would have on the overall volatility of its stock.

Off Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 7.— FINANCIAL STATEMENTS.

The following financial statements are included in this Annual Report on Form 10-KSB:

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Axion Power International, Inc.

We have audited the accompanying consolidated balance sheet of Axion Power International, Inc. as of December 31, 2006 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for the year then ended and for the period from date of inception (September 18, 2003) through December 31, 2006.  Axion Power International Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from date of inception (September 18, 2003) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Axion Power International, Inc.

We have audited the accompanying consolidated balance sheet of Axion Power International, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and for the period included in the cumulative development stage period from inception (September 18, 2003) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2005, and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended and for the period included in the cumulative development stage period from inception (September 18, 2003) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FREED MAXICK & BATTAGLIA, CPAs, PC

Buffalo, New York
October 1, 2007

Item 7 Consolidated Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash & cash equivalents	$3,610,280	$553,001
Accounts receivable	45,007	-
Refundable tax credits	429,035	343,200
Inventory	267,186	-
Prepaid expenses	92,579	44,446
Total current assets	4,444,087	940,647

Property & equipment, net	1,044,805	264,942
TOTAL ASSETS	$5,488,892	$1,205,589

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$911,466	$538,119
Accrued expenses	840,330	308,211
Notes payable to related parties	499,482	180,231
Total current liabilities	2,251,278	1,026,561

Commitments and Contingencies (See Notes 6, 15 and 16)	-	-

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Senior preferred - 1,000,000 shares designated 137,500 issued and outstanding (140,000 in 2005)	1,548,989	1,454,897
Series A preferred - 2,000,000 shares designated 782,997 shares issued and outstanding (0 in 2005)	1,578,235	-
Common stock-50,000,000 shares authorized $0.0001 par value
16,247,298 issued & outstanding (16,604,598 in 2005)	1,625	1,660
Additional paid in capital	24,574,346	15,950,173
Stock subscriptions receivable	-	(721,000)
Deficit accumulated during development stage	(24,214,622)	(16,351,130)
Cumulative foreign currency translation adjustment	(250,959)	(155,572)
Total Stockholders' Equity	3,237,614	179,028

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,488,892	$1,205,589

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Years Ended December 31,		Inception (9/18/2003) to
	2006	2005	December 31, 2006
Revenues	$275,377	$-	$275,377
Cost of tangible products sold	557,983	-	557,983
Gross profit / (loss)	(282,606)	-	(282,606)

Expenses
Selling, general & administrative	4,788,986	2,960,175	9,448,560
Research & development	2,001,506	1,633,595	7,834,888
Impairment of assets	6,581	379,755	1,391,485
Interest expense - related party	713,048	-	737,836

Derivative revaluation	437,588	-	437,588
Mega C Trust Share Augmentation (Return)	(1,125,000)	1,525,000	400,000
Other, net	(77352)	(173,412)	(475,738)
Net loss before income taxes	(7,027,963)	(6,325,113)	(20,103,743)

Income Taxes	-	-	-
Deficit accumulated during development stage	(7,027,963)	(6,325,113)	(20,103,743)

Less preferred stock dividends and beneficial conversion feature	(835,529)	(3,275,351)	(4,110,879)

Net loss applicable to common shareholders	$(7,863,492)	$(9,600,464)	$(24,214,622)
Basic and diluted net loss per share	$(0.47)	$(0.67)	$(1.81)

Weighted average common shares outstanding	16,628,290	14,238,585	13,413,375

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Years Ended December 31,		Inception (9/18/2003)
	2006	2005	December 31, 2006
Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(7,027,963)	$(6,325,113)	$(20,103,743)
Adjustments required to reconcile deficit accumulated during development stage to cash flows to cash flows used by operating activities

Depreciation	96,249	58,157	177,286
Impairment of assets	6,582	379,755	1,391,486
Non-cash interest expense	713,048	-	737,836

Derivative revaluations	437,588	-	437,588
Equity instruments issued for services	1,577,147	884,998	3,010,681
Mega C Trust Share Augmentation (Return)	(1,125,000)	1,525,000	400,000
Changes in Operating Assets & Liabilities
Accounts receivable	(51,878)	-	(51,878)
Refundable tax credits	(88,206)	(165,200)	(407,074)
Inventory	(267,186)	-	(267,186)
Prepaid expenses	(47,933)	(30,753)	(89,992)
Accounts payable	619,977	176,821	1,113,843
Accounts payable to related party (C&T)		(100,000)	1,452,268
Other current liabilities	551,109	58,298	857,221
Net cash used by operating activities	(4,602,466)	(3,538,037)	(11,341,664)

Cash Flows from Investing Activities
Purchase of property & equipment	(801,870)	(218,042)	(1,131,324)
Investment in intangible assets		(51,399)	(167,888)
Investments in notes receivable	-	(328,356)	(1,217,016)
Net cash used by investing activities	(801,870)	(597,797)	(2,516,228)

Cash Flow from Financing Activities
Proceeds from convertible debt	-	-	1,550,000
Proceeds of related party note	3,495,000	173,510	3,668,510
Proceeds from exercise of warrants	-	787,480	1,655,500
Proceeds from sale of preferred stock, net of costs	4,352,500	2,729,181	7,081,681
Repayment of related party note	(185,286)	-	(185,286)
Proceeds from sale of common stock; net of costs	788,900	971,371	3,717,405
Net cash provided by financing activities	8,451,114	4,661,542	17,487,810

Net Change in Cash and Cash Equivalents	3,046,778	525,708	3,629,918
Effect of Exchange Rate on Cash	10,501	(21,414)	-(19,638)
Cash and Cash Equivalents - Beginning	553,001	48,707	-
Cash and Cash Equivalents - Ending	$3,610,280	$553,001	$3,610,280

The Accompanying Notes are an Integral Part of the Financial Statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Deficit-US$
For Periods Ended December 31, 2003; 2004; 2005; 2006
(A Development Stage Company)

	Preferred				Common
	Shares	Senior Preferred	Series A Preferred	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable	Deficit Accumulated During Development Stage	Other Comprehensive Income Cumulative Translation Adjustments	Total Stockholders' Equity
Inception September 18, 2003	0	$0		0	$0	$0	$0	$0	$0	$0
Shares to founders upon formulation of APC				1,360,000	137	(137)	0			0
Stock based compensation				170,000	17	48,936				48,953
Conversion of debt to equity				1,108,335	111	1,449,889	(350,000)			1,100,001
Debt Discount from convertible debt						86,402				86,402
Unamortized discount on convertible debt						(77,188)				(77,188)
Fair value of options issued as loan inducements						15,574				15,574
Shared issued during Recapitalization
- Shares issued to Mega-C trust				6,147,483	615	(615)				0
- Equity acquired in recapitalization				1,875,000	188	(188)				0
Net Loss December 31, 2003								(3,097,030)		(3,097,030)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(56,547)	(56,547)
Comprehensive loss										(3,153,577)
Balance at December 31, 2003	0	0		10,660,818	$1,067	$1,522,674	($350,000)	($3,097,030)	($56,547)	($1,979,836)
Shares issued to founders				445,000	45	(45)				0
Augmentation shares issued to Mega-C trust				180,000	18	(18)				0
Conversion of debt				283,333	28	451,813	350,000			801,841
Warrants in consideration for technology purchased						563,872				563,872
Common stock offering - net of cost				823,800	81	1,607,053				1,607,134
Proceeds from exercise of warrants				475,200	48	867,972				868,020
Liability converted as partial prepayment on options						306,000				306,000
Stock based compensation				45,000	5	191,738				191,742
Fraction Shares Issued Upon Reverse Spilt				48,782	5	(5)				0
Net Loss December 31, 2004								(3,653,637)		(3,653,637)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(74,245)	(74,245)
Comprehensive loss										(3,727,882)
Balance at December 31, 2004	0	0		12,961,933	$1,296	$5,511,054	$0	($6,750,667)	($130,792)	($1,369,109)
Proceeds From Exercise of Warrants & Options				853,665	85	1,283,395	(496,000)			787,480
Common Stock Offering Proceeds				600,000	60	1,171,310	(200,000)			971,370
Preferred Stock Offering proceeds	385,000	3,754,110					(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)		1,470,000	147	2,475,260				0
Stock issued for services				500,000	50	1,524,950				1,525,000
Fair Value of Options for Non-Employee Services						237,568				237,568
Employee incentive share grants				219,000	22	647,480				647,502
Impact of beneficial conversion feature						3,099,156		(3,099,156)		0
Preferred Stock Dividends		176,194						(176,194)		0
Net Loss December 31, 2005								(6,325,113)		(6,325,113)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(24,780)	(24,780)
Comprehensive loss										(6,349,893)
Balance at December 31, 2005	140,000	$1,454,897		16,604,598	$1,661	$15,950,173	($721,000)	($16,351,130)	($155,572)	$179,029

Preferred Series A Proceeds	782,997		7,571,768							7,571,768
Preferred - Dividends		119,092	103,101					(222,193)		0
Senior Preferred Cancellation	(2,500)	(25,000)					25,000			0
Common Stock Offering Proceeds				80,000	8	199,992	696,000			896,000
Proceeds from exercise of warrants				56,700	6	113,394				113,400
Employee incentive share grants				6,000	1	23,999				24,000
Augmentation shares issued to Mega-C trust				(500,000)	(50)	(1,124,950)				(1,125,000)
Stock based compensation						1,241,231				1,241,231
Fair value of warrants with related party debt						885,126				885,126
Modification of preexisting warrants						392,811				392,811
Fair value warrants issued for services						86,848				86,848
Beneficial conversion feature on related party debt						95,752				95,752
Beneficial conversion feature on Preferred Stock			(6,096,634)			6,709,970		(613,336)		0
Net Loss December 31, 2006								(7,027,963)		(7,027,963)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(95,387)	(95,387)
Comprehensive loss										(7,123,350)

Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	1,625	24,574,346	-	(24,214,622)	(250,959)	$3,237,614

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)

Note 1 — Organization and Operations

These consolidated financial statements of Axion Power International, Inc., a Delaware corporation (API), include the operations of its wholly owned subsidiaries; Axion Power Battery Manufacturing, Inc (APB), Axion Power Corporation, a Canadian Federal corporation (“APC”), and C & T Co. Inc., an Ontario corporation (“C&T”) (collectively, the Company).

Axion is developing innovative battery/energy storage device technology. The Company continues its research and development and has entered the testing phase of its unique battery designs. The Company also acquired the equipment and inventory from a closed battery manufacturing plant from a bank (which had acquired the assets in foreclosure) and commenced limited manufacture of specialty batteries (see footnote captioned “Purchase of Assets of Failed Battery Manufacturing Company [Asset Purchase]).”

Note 2 — Continued Operations

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern” which assumes that the Company will continue operations for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The significant operating losses, negative cash flow from operations, and the development stage of the Company have historically caused management to seek financing from various sources in order to carry out operations. The Company is presently seeking capital from multiple alternative sources. Management believes actions already taken (see footnote captioned “Subsequent Events”), or planned, will allow the Company to continue in business and accordingly realize its assets and discharge its liabilities in the normal course of business.

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

Principles of Consolidation: The consolidated financial statements include the accounts of Axion, and its wholly owned subsidiaries, APB, APC and C&T (collectively, the Company). All significant inter-company balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation:  The accounts of APC and C&T are measured using the Canadian dollar as the functional currency for all the periods presented in the financial statements. The translation from Canadian dollars to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at each of the balance sheet dates, and for the revenue and expense accounts using the average rate in effect during the periods. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations as incurred. The gains or losses arising from the inter-company loan denominated in U.S. dollars are directly reflected in other comprehensive income, as the amounts are not expected to be repaid in the foreseeable future.

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

Fair Value of Financial Instruments: FASB No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2006. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:  For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Concentration of Credit Risk: The Company’s cash and cash equivalents are on deposit with banks. Only a portion of the cash and cash equivalents would be covered by deposit insurance and the uninsured balances are substantially greater than the insured amounts. Although cash and cash equivalent balances exceed insured deposit amounts, management does not anticipate non-performance by the banks.

Accounts Receivable: The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. The Company has concluded that there is no need for an allowance for doubtful accounts at December 31, 2006 and 2005.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of December 31, 2006, no reserve for obsolescence was deemed necessary. Cost is determined using the first-in first-out (FIFO) method. As of December 31, 2006, inventory included $267,186 of lead-acid battery components, consisting of $177,461 of raw materials, $45,560 of work-in-process and $44,165 of finished goods.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, ranging from 3 to 22 years. This method represents a change in accounting policy effective January 1, 2006; previously the Company depreciated its assets using the double declining balance method of depreciation. In connection with the change in policy, the Company reassessed the useful lives assigned and changed its estimate therefore. The changes in accounting estimate and policy did not have a material impact on depreciation expense for the period ended December 31, 2006, or the Company’s financial statements as a whole,

Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB No. 144 (FASB 144), “Accounting for the Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The Company has fully impaired patent costs for all periods presented resulting in an impairment loss of $51,399 in 2005. This is based on the management’s conclusion that future cash flows were not readily determinable and there was no way to reasonably estimate the expenses to be incurred in commercializing the patents.

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

Impairment of Notes Receivable (Mega-C): The Company tests its notes receivable for collectability pursuant to the standards in the FASB No. 5, Accounting for Contingencies (FASB 5). Based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5, the Company fully impaired notes receivable for all periods presented resulting in an impairment loss of $328,356 in 2005. See footnote captioned “Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation” for further information.

 Revenue Recognition: The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable, and collectability is reasonably assured.

 Shipping and Handling Costs: All shipping and handling costs charged to customers are recorded as Net Sales and all related expenses are included in Cost of Sales. Shipping and handling costs not billed to customers are included in selling, general and administrative expense.

Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, (APB 25)” and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to the Consolidated Financial Statements.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)) using the modified prospective transition method. See footnote captioned “Equity Compensation” for further detail on the impact of SFAS 123(R) to the Company’s consolidated financial statements.

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Refundable tax credits are recorded, to the extent receipt is assured, in the year that they are earned and included in other income.

Recent Accounting Pronouncements:

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting the provisions of FIN 48 in fiscal 2007.

In September 2006, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This method is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for the Company as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While FASB No. 157 does not apply to transactions involving share-based payment covered by FASB No. 123, it establishes a theoretical framework for analyzing fair value measurements that is absent from FASB No. 123. We have relied on the theoretical framework established by FASB No. 157 in connection with certain valuation measurements that were made in the preparation of these financial statements. FASB No. 157 is effective for years beginning after November 15, 2007. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides a one year deferral for implementation of the Standard for non-financial assets and liabilities. The Company is current evaluating the impact FASB No. 157 will have on its consolidated financial statements.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” (FASB 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted. The Company is currently evaluating what effect the adoption of FASB 159 will have on its consolidated financial statements.

In December of 2006 the Financial Accounting Standards Board issued FSP No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured. The FSP also clarifies that a financial instrument subject to a registration payment arrangement should be separately accounted for in accordance with the applicable guidance without regard to the registration payment arrangement’s contingent obligation. The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating what effect the adoption of FSP No. EITF 00-19-2 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 156 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated.  The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS No. 155 on its consolidated financial statements.

As discussed in Note 9, the Company adopted the provisions of FASB No. 123(R) effective as of its first fiscal quarter beginning January 1, 2006.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. Adoption of SAB 110 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 — Property and Equipment

A summary of property and equipment at December 31, 2006 and 2005 is as follows:

	Estimated useful life	2006	2005
Asset deposit		$-	$80,000
Leasehold improvements	10	84,975	-
Machinery & equipment	3-22 years	1,139,657	270,902
Less accumulated depreciation		179,827	85,960
Net		$1,044,805	$264,942
Depreciation expense		$96,249	$58,157

Note 5-Purchase of Assets of Failed Battery Manufacturing Company (Asset Purchase)

Incorporation of new subsidiary: In January 2006, the Company incorporated a new wholly owned subsidiary named Axion Battery Products, Inc. (“ABP”) under the laws of the Commonwealth of Pennsylvania for the purpose of operating a battery manufacturing facility in New Castle, Pennsylvania. The Company changed the name of this subsidiary to Axion Power Battery Manufacturing Inc.

Purchase of battery manufacturing assets: In February 2006, ABP entered into an agreement to purchase all of the equipment, inventory and other tangible assets of the New Castle Battery Manufacturing Company, Inc. from National City Bank, Pennsylvania in a foreclosure sale conducted pursuant to the provisions of Article 9 of the Pennsylvania Uniform Commercial Code. The assets were purchased by ABP and include all equipment, molds, inventories, parts and supplies that were subject to the bank’s security interest. Since the former New Castle Battery Manufacturing Company had been closed for several months prior to the acquisition and there were no employees, distribution systems, sales force, customer base, vendor relationships, or established revenue stream, the transaction was accounted for as a purchase of assets rather than as a business combination.

Consideration Paid: ABP paid $800,000 for the assets and incurred $20,244 of legal expenses directly associated with negotiating and executing this transaction. Of the $800,000 paid, $710,000 was paid to the seller at closing and $90,000 was initially placed in an interest bearing escrow account pending the seller’s resolution of certain encumbrances on a portion of the purchased assets. In August 2006, it was determined that the encumbered assets would not be transferred to ABP and $83,250 of the deposit was returned resulting in a final purchase price of $736,994 that was allocated to manufacturing equipment and inventory valued at approximately $540,000 and $197,000, respectively, on the date of the purchase.

Property rental: In February 2006, ABP entered into a lease agreement for an industrial building located in New Castle, Pennsylvania. The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $11,265. During the two extension terms, the rent will be based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. The renewal and extension of the lease is being negotiated as of the date of filing of this report. In addition to the monthly rental, ABP is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises.

Note 6 — Transactions with a related party (C&T)

License Agreement / Stock Purchase: In a series of transactions from 2003 to 2005 the Company acquired 100% of the outstanding shares of C&T. In summary, APC entered into a Development and License Agreement with C&T in November 2003 that provided for certain payments to C&T and gave APC the right to acquire all of C&T’s technical assets. The terms of the agreement were renegotiated by the Company in January of 2004. Under the amended agreement, the Company acquired the technology in its current state in exchange for warrants. The asset acquired was recorded as in-process research and development in the restated financial statements and fully expensed. Through a series of subsequent transactions the Company acquired full ownership of C&T in 2005 upon final satisfaction of the payments due under the original Development and License Agreement.

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

•
issue 1,562,900 warrants (25,000,000 pre 16:1 reverse split) to C&T in exchange for its residual interest in the technology, including its patents; its reserved rights to develop the technology for use in mobile applications and consumer products; and any reserved royalties that were paid by Mega-C and Mega-C Technologies, Inc (MCT) under C&T’s earlier agreements with those companies, and the shares of C&T will be transferred to Axion upon final payment of the obligation under the license agreement. See discussion about Warrant Extension in the footnote captioned “Subsequent Events.”

Preliminary beta testing was completed in early 2005 and the parties entered into Second Amendment to the Development and License Agreement on March 18, 2005. Under the terms of this agreement, the Company was obligated to deliver certificates for 100,000 shares of preferred stock to persons designated by C&T, and C&T was obligated to deliver a series of assignments and other documents to the Company. The Company issued the preferred stock certificates in March 2005 in connection with the completion of the senior preferred offering. However, C&T delayed the delivery of the assignments and other documents to the Company until February 2007. Since the Company’s only obligations under the March 2005 agreement were the delivery of the consideration specified therein, the certificates for the shares of senior preferred were prepared promptly and have been ready for delivery since March 2005 and the delays in holding a formal closing were beyond the Company’s control, the attached financial statements reflect completion of the transaction and full ownership of C&T in March 2005 upon final satisfaction of the payments due under the agreements even though the final document deliveries thereunder were not completed until March 2007.

Research and development payments to C&T: As discussed above, the Company issued 1,562,900 warrants to the former shareholders of C&T to purchase intangible assets from C&T. These warrants were valued at approximately $564,000 and recorded as in-process research and development. In connection with the 2003 license agreement, the Company entered into a research and development project management agreement with C&T. Under the project management agreement, the Company agreed to pay all direct costs and expenses associated with its research and development activities, including reasonable equipment, material, travel and employee costs actually incurred by C&T. In addition to the direct costs, C&T was paid a management surcharge equal to 50% of the salaries and bonuses paid to members of the C&T technical staff who are assigned to work on Company projects. During the year ended December 31, 2005, research costs incurred under the project management agreement were approximately $115,000. Upon purchase of the outstanding shares of C&T, the Company, in March 2005, terminated the agreement and all necessary C&T employees assigned to Company projects were hired by the Company. During the year ended December 31, 2006, the terms of the warrants granted were modified. The modification resulted in additional expense of approximately $342,000, which has been classified as research and development expense. See note captioned “Stockholders’ Equity for further discussion.

Purchase of equipment: In connection with the acquisition of C&T stock, the Company was granted the option to purchase certain tangible personal property owned by C&T Labs, Inc., an affiliate of C&T, for the appraised value up to a year subsequent to the transaction. In April 2006 the option was exercised and the Company took ownership of the equipment and a liability for approximately $84,000 was recorded related to the purchase. The liability remains unpaid as of the date of this report.

Note 7-Related Party Debt Financing

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

In January 2006, ABP entered into a secured loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill agreed to provide $1 million in acquisition and working capital financing for ABP’s purchase of the battery manufacturing facility which was increased to $1.2 million in September 2006 and amended to incorporate the conversion terms of the second and third quarter loans discussed below. The loan agreements require ABP to pay interest on the outstanding balance at the annual rate of 10%. Interest payments are due on the first day of each month and commenced in February 2006. The entire principal balance of the loan was initially due on February 1, 2007, provided that the loan may be repaid at any time without notice or penalty. The loan was secured by a first priority interest in all of ABP’s equipment, inventory, furniture and fixtures, together with all substitutions or replacements and all proceeds from the sale thereof. The amount of the secured loan was further increased to $1,510,000 in November 2006, at which time the interest rate was amended retroactively to an annual rate of 12% and amended to extend the maturity date to February 2008. In November 2007, the loan was subsequently extinguished in exchange for the security provided under the Secured Bridge Loan program offered during the fourth quarter of 2007. See Note captioned “Subsequent Events” for further discussion.

The Company has signed the loan agreement as an accommodation party and assumed direct liability for the payment of ABP’s obligations. ABP and the Company each granted Mr. Averill a first priority security interest in all of their equipment, inventory, furniture, fixtures and intellectual property, together with all substitutions or replacements and all proceeds from any bulk sale thereof. As additional consideration for the loan, the Company issued Mr. Averill 50,000 common stock purchase warrants in January 2006 with an additional 50,000 warrants each quarter the loan was outstanding, resulting in the issuance of an additional 200,000 warrants in December 2006. The warrants are exercisable for a period of three & four years from the issue date at a price of $6 per share. The warrants have been valued as of each date of grant using the Black-Scholes-Merton option pricing model. This amount was recorded as a note discount and amortized into interest expense over the term of the loan.

During 2006, the Company borrowed an additional $1,985,000 from three directors of the Company, including Mr. Averill, along with two of the original founders of APC. Certain of the loan agreements provided for a second priority security interest in the Company’s property consisting of all accounts receivable, equipment, inventory, furniture and fixtures, and intellectual property, together with all substitutions, replacements, developments or accessions thereto and all proceeds from the sale thereof. The loan agreements required the Company to pay interest on the outstanding balance at annual rates of 10% to 12% and provided for the issuance of 553,000 common stock purchase warrants that were partially redeemable if the loans were repaid in a timely manner. The warrants are exercisable for a period of three & four years from the date of issuance at a price of $6 per share, and provide that the holders would be entitled to tender their respective notes in full or partial payment of the subscription price of any equity securities the Company elected to offer while the loans were outstanding.

Borrowings under the loan arrangements discussed above are convertible into offering units at a price of $2.50 per unit. The unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement. The effective conversion price of certain of these loans was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $95,792. This beneficial conversion feature was immediately recognized as additional interest expense during the year ended December 31, 2006.

In October 2006, the Company redeemed 15,000 warrants and converted $48,217 of interest and $1,491,783 of principal on related party loans into shares of the Company’s Series A Preferred Stock for a total subscription of $1,540,000.  In December 2006, lenders converted an aggregate of $1,502,418 in principal and $130,833 in accrued interest into shares of the Company’s Series A Preferred Stock, as discussed below, and the Company redeemed 66,387 warrants at this time. The unpaid balance of the Company’s loans was $500,799 plus $11,066 in interest at December 31, 2006, with a maturity date of February 1, 2008. $72,124 of this balance was repaid on January 25, 2007, while the remainder was converted into obligations under the Secured Bridge Loan program discussed in the Note captioned “Subsequent Events”, subheading “Debt Financing”.

Warrants: The loan agreements disclosed above provided for the aggregate issuance of 741,613 common stock purchase warrants, which were issuable as of December 31, 2006. The warrants due under these agreements were valued using a Black-Scholes-Merton option pricing model at $271,567 and initially recorded as a note discount. Of this amount, $251,234 has been amortized into interest expense during the twelve-month period ended December 31, 2006 with $1,317 to be amortized during 2007. The remainder of $19,016 was recognized as a loss on extinguishment of certain of the loans as described below.  430,000 of these warrants, (the amount of warrants net of those subsequently redeemed), were not issued consistent with the originating document. Originally valued at $156,080, the liability to issue these equity instruments was settled in the fourth quarter of 2006. Using the stock price at the date of issuance, the warrant valuations based on their original terms amounted to $593,668 or $437,588 more than the original liability. However, the warrants when actually issued were issued with a four year term extending the exercise period through December 29, 2010. This modification added an additional $175,971 in expense recognized during the fourth quarter of 2006. See the footnotes captioned “Stockholder's Equity” and “Subsequent Events” for additional disclosure of these transactions.

Interest Expense: Interest expense recognized for the year ended December 30, 2006 in connection with these notes and related liabilities amounted to $713,048, of which $251,234 relates to the amortization of the note discount related to the warrants granted, $95,752 relates to the beneficial conversion feature, $175,971 results from the warrant extension, and the remainder relates to the stated interest rate on the outstanding balance.

Extinguishment Loss: During the fourth quarter, the Company recognized an additional $19,016 in loss on extinguishment when converting debt into preferred shares as described above.

Note 8 — Stockholders' Equity

Authorized capital stock: As of December 31, 2006, the Company’s certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock and 12,500,000 shares of preferred stock.

Common stock: At December 31, 2006, 16,247,298 shares of common stock were issued and outstanding, as compared with 16,604,598 shares at December 31, 2005. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock: The Company’s certificate of incorporation authorizes the issuance of 12,500,000 shares of blank check preferred stock. The Company’s board of directors has the power to establish the designation, rights and preferences of any preferred stock. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.

At December 31, 2006, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding, and 782,997 shares of Series A Convertible Preferred stock were issued and outstanding.

Equity Transactions -period ended December 31, 2003

APC and Tamboril Cigar Company (Tamboril, now Axion) reverse acquisition: In December 2003 Tamboril entered into a reverse acquisition agreement with APC. Under the terms of the agreement, all outstanding securities of APC were acquired by Tamboril in exchange for newly issued stock. Upon consummation of the transaction, the former stockholders of APC owned the majority of Tamboril’s outstanding shares and controlled Tamboril’s Board of Directors. Accordingly, the acquisition of APC by Tamboril was structured as a reverse acquisition under which Tamboril was the legal acquirer in the transaction and APC was the accounting acquirer. The transaction was treated as a recapitalization of APC for accounting purposes. Tamboril had no material assets or liabilities and 1,875,000 common shares outstanding on December 31, 2003 when it entered into a reverse acquisition with shareholders of APC. The historical financial statements presented prior to December 31, 2003 represent those of APC since its inception on September 18, 2003. The transactions of Tamboril are included beginning January 1, 2004. Subsequently, Tamboril changed its name to Axion Power International, Inc.

Prior to the reverse acquisition, APC issued rights to its founders for 1,360,000 shares of APC common stock as additional shares for money contributed through the purchase of convertible debt. Accordingly, there was no expense recorded related to these issuances of these shares. However, there was one founder that did not contribute funds in which APC valued the 170,000 shares issued as expense for services rendered during the period ending December 31, 2003 amounting to $48,953 based on the value of the shares received for the funds contributed by the other founders. The founders purchased convertible debt from APC for $1,450,000 of which $350,000 was not collected until 2004 which is included as a subscription receivable as of December 31, 2003. These convertible debt instruments were converted prior to the merger in which 1,108,335 shares of APC common stock were issued as consideration for $1,450,000 of convertible debt and $92,761 in unamortized debt discount attributable to detachable warrants.

The following transactions were completed in conjunction with the original closings:

•	Tamboril had 1,875,000 shares of common stock outstanding at December 31, 2003 which is reflected as equity acquired in the recapitalization.

•
Tamboril settled $484,123 in pre-merger accrued related party compensation debt through the issuance of 233,400 warrants. No corresponding expense was recorded on the Company’s records because the debt was included on the legal acquirer’s (Tamboril’s) records prior to the reverse acquisition.

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

As part of the above described transaction, APC shareholders, who had rights to the stock agreed to have 7,147,483 shares of Tamboril shares to be issued to the Trust and APC shareholders retained the remaining shares. As a result of the November 21, 2006 Mega C Chapter 11 plan of reorganization, the Trust was required to return 1,000,000 shares of the common stock distributed to the Trust noted above for cancellation by the Company. The Company retroactively adjusted the return of the shares against the shares issued to the Trust resulting in 6,147,483 net shares issued to the Trust at December 31, 2003.

•	The original reverse acquisition was amended on January 9, 2004. See discussion of the amendment under the explanation of the equity 2004 below.

Equity Transactions -period ended December 31, 2004

APC and Tamboril Cigar Company (Tamboril, now Axion) reverse acquisition: Prior to the second part of the reverse acquisition on January 9, 2004, the Company adjusted the original shares issued to the founders by issuing rights to an additional 445,000 shares to the founders and 180,000 shares to the Trust. Since there was no additional service or money contributed there was no expense recorded related to the additional shares issued. Also, the Company issued 45,000 shares to the CEO which amounted to $72,000 valued at the pink sheet bid price on the date of grant. Certain related parties purchased convertible debt from APC for $400,000. The $400,000 of convertible debt purchased during 2004 and the remaining $50,000 of convertible debt outstanding at December 31, 2003 was converted into 283,333 shares of APC common stock during 2004.

2004 Private Placements: During the year ended December 31, 2004, the Company sold 823,800 shares of common stock and 463,100 warrants for net cash proceeds of $1,607,134. The Company also received $868,020 in cash proceeds from the exercise of 475,200 outstanding common stock purchase warrants. The Company issued 48,782 shares of common stock for rounding purposes in conjunction with the 2004 one-for-sixteen reverse stock split.

Equity Transactions -Year ended December 31, 2005

Augmentation of Trust and Trust Settlement: In February 2005, the Company issued 500,000 shares of common stock to The Trust for the Benefit of the Shareholders of Mega-C Power Corp. For accounting and financial reporting purposes, the stock issuance transaction was valued at $1,525,000, which represents the value of the shares on the date of issuance. This amount was charged to operating expenses during the year ended December 31, 2005. There were 500,000 shares returned to the Company for cancellation in November 2006 in connection with the bankruptcy court confirmation of the settlement (see note captioned “Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation”). Those shares were effectively the return of the 500,000 shares issued to the Trust in February, 2005. The return of those shares was recorded as a reversal of the expense at fair value on the date of return in 2006 in the amount of $1,125,000 and has been subsequently cancelled. In addition, under the bankruptcy court confirmation of the settlement, the Trust corpus was reduced another 1,000,000 shares, which were returned to the Company and cancelled. The return in 2006 was the result of a negotiated settlement and there are no contingencies surrounding the Trust shares in 2005. This cancellation was considered a retroactive adjustment to the shares issued in the 2003 reverse acquisition.

2005 Private Placement of Senior Preferred: In February 2005, the board of directors designated 1,000,000 shares of preferred stock as 8% Cumulative Convertible Senior Preferred Stock (the “senior preferred”). The Company sold 385,000 shares of senior preferred at a price of $10 per share. The net proceeds of the offering included $2,754,110 in cash and $1,000,000 in liability conversion (see Note captioned “Transactions with a Related Party (C&T)”). At December 31, 2005, $25,000 of this amount was included in stock subscription receivable that was subsequently reversed in 2006 when the amount was deemed uncollectible. The senior preferred offering originally required the sale of a minimum of 500,000 shares ($5,000,000) before the offering proceeds would be available to the Company. The purchasers of the senior preferred ultimately waived this minimum offering condition. The preferred stock has liquidation preference equal to the stated value on the payment date before any payment or distribution is made to the holders of common stock.

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

To provide for immediate cash needs during the offering period, the Company agreed to issue warrants to any purchaser of senior preferred who agreed to loan the Company the amount of the share proceeds until the $5 million minimum subscription was reached. In connection therewith, the purchasers of $565,000 of senior preferred agreed to release their subscription payments notwithstanding the minimum subscription and other restrictions in the associated private placement memorandum. As a result, the Company issued 282,500 warrants to those purchasers. By March 2005, the $5 million minimum was still not met and the Company agreed to issue 228,500 additional warrants to the purchasers of $2,285,000 of senior preferred who agreed to waive the minimum subscription requirement. The foregoing warrants were exercisable at a price of $2 per share, and were to expire on March 21, 2007. Because the warrants were detachable, granted in connection with the offering, immediately vested, and exercisable at a price that was less than the reported fair market value of the underlying common stock on the date of grant, the proceeds of the offering were allocated between the senior preferred and the warrants based on the relative fair value of each instrument. The assumed value of the senior preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using the Black-Scholes-Merton option pricing model. The proceeds allocated to the senior preferred amounted to $3,440,268. The effective conversion price of the senior preferred was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $2,315,482. This beneficial conversion feature was immediately recognized as additional non-cash dividends. On March 9, 2007 the Board of Directors unanimously agreed to extend the life of 476,000 $2.00 warrants issued in March 2005 to purchasers who subscribed to the Senior Preferred private placement offering to March 17, 2008. Those warrants have now expired. See “Warrant Modifications” in the note captioned “Subsequent Events” below.

Holders of senior preferred had the right to convert their shares into common stock at any time, at an original conversion price of $2.00. The Company was required to register the underlying shares by April 30, 2005. The shares were not registered until June 2005 and as a result the conversion price was reduced to $1.86 per share. This reduction in the conversion price resulted in an additional beneficial conversion feature, valued at the fair value of the additional common shares issuable as a result of the reduced conversion price, amounting to $433,228.

Holders of senior preferred were entitled to anti-dilution protection for certain subsequent events, including the issuance of equity or debt securities that may be converted into common stock at a conversion price that is less than the conversion price of the senior preferred. As discussed in the note captioned “Subsequent Events,” the Company sold approximately 823,000 shares of Series A Preferred Stock that is convertible at a price of $1.25 per share. This stock sale triggered the anti-dilution provisions of the senior preferred stock and giving effect to all required adjustments, the adjusted conversion price of the senior preferred is now $1.68 per share as of December 31, 2006.

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

Holders of senior preferred are entitled to receive dividends at the annual rate of 8%. Dividends are payable quarterly on the last day of March, June, September and December of each year. Dividends are cumulative from the date of issuance and payable to holders of record. In order to conserve available resources, the Company did not pay cash dividends on the senior preferred in any quarter where the Company reported a net loss. Any accrued dividends that are not paid in cash will be added to the stated value of the senior preferred. Dividends accrued and added to the stated value of the senior preferred during the year ended December 31, 2006 and 2005 amounted to $119,092 and $176,194, respectively.

The senior preferred is redeemable by the Company under certain conditions unless the holders elected to exercise their conversion rights prior to the redemption date. Twenty percent of the senior preferred will become redeemable when the market price of the Company’s common stock exceeds $6.00 per share for at least 30 trading days within any period of 45 consecutive trading days. Thereafter, an additional twenty percent of the senior preferred will become redeemable for each $1.00 increase in the stabilized market price of the Company’s common stock. In connection with any proposed redemption of senior preferred, the Company will give each holder not less than 30 days notice of its intention to redeem a portion of the shares.

2005 Private Placement of Common Stock: Common stock private placement activities during the year ended December 31, 2005 were as follows:

•
The Company sold 600,000 units, each consisting of one share of common stock and a two-year warrant exercisable at $4.00 for a purchase price of $2.00 per unit, or $1,200,000, before offering costs. As of December 31, 2005, $200,000 is included in stock subscriptions receivable, which was received in 2006.

•
A director exercised 446,000 - $1 warrants/options and 25,000 - $2 options with a total exercise price of $496,000. The stock was issued and included in stock subscriptions receivable as of December 31, 2005. As of June 19, 2006, the full amount has been settled.

•	Other holders exercised 382,665 options & warrants with an aggregate exercise price of $787,395.

Equity Transactions -Year ended December 31, 2006

Augmentation of Trust and Trust Settlement: See above 2005 transactions and the discussion in the note captioned “Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation” for disclosures about shares issued to the Trust, returned from the Trust in November 2006 and the accounting for those shares.

Senior Preferred: During 2006, a subscription for senior preferred shares was cancelled, reducing the balance by 2,500 shares or $25,000. The senior preferred had an initial stated value of $10.00 per share. Accrued dividends that are not paid in cash within 10 days of a payment date will automatically be added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the earnings through 2006 and the expected future stated value of the senior preferred at the end of each quarter through December 31, 2007.

Quarter Ended	Adjusted Stated Value	Quarter Ended	Adjusted Stated Value
31-Mar-06	$10.86	31-Mar-07	$11.75
30-Jun-06	11.07	30-Jun-07	$11.99
30-Sep-06	11.29	30-Sep-07	$12.23
31-Dec-06	11.52	31-Dec-07	$12.47

2006 Private Placement of Series A Preferred Stock: On October 18, 2006, the Company’s board of directors designated, from the Company’s total authorized 12,500,000 shares, a new series of preferred stock consisting of up to 2,000,000 shares designated Series A Convertible Preferred Stock (the “series A preferred”). During the fourth quarter of 2006, the Company sold an aggregate of 782,997 shares of series A preferred at a price of $10 per share for net proceeds of $7,722,470 including $4,352,500 in cash and $3,369,970 in liability conversion. In connection with the private placement, the Company incurred total offering expenses of $258,202, of which $107,500 was paid in cash, while the remainder was paid through the issuance of options to acquire shares of the Company’s common stock.

Under the terms of this new series of preferred stock, no more than 1,000,000 shares may be sold for cash and the remaining shares must be reserved for (i) issuance upon exercise of the conversion rights of holders of secured and unsecured short-term debt and (ii) to pay in-kind dividends on the series A preferred. So long as any series A preferred shares are outstanding, the Company cannot (i) issue any series of stock having rights senior to or on parity with the series A preferred (ii) amend, alter or repeal any provision of its Certificate of Incorporation or bylaws to adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the series A preferred (iii) effect a reclassification of the series A preferred or (iv) issue any additional shares of series A preferred, each without the consent of the holders of a two-thirds majority of the outstanding shares. The holders of series A preferred have no pre-emptive rights with respect to any other securities of the Company and a liquidation preference equal to the stated value on the payment date before any payment or distribution is made to the holders of common stock.

Beginning on April 23, 2007, the shares of series A preferred shall be convertible at the option of the holders of record at an initial conversion price of $1.25 per share. Holders of series A preferred are entitled to anti-dilution protection for certain subsequent events, including the issuance of equity or debt securities that may be converted into common stock at a conversion price that is less than the conversion price of the series A preferred resulting in a reduction in the conversion price of the series A preferred. No such other securities have been issued through the date of this report which would require the reduction of the conversion price of the series A preferred. In addition, the effective conversion price of the series A preferred was at a price lower than the market price of the common stock at the respective dates of issuance in the fourth quarter of 2006, resulting in an aggregate non-cash beneficial conversion feature of $6,709,970 recognized as additional non-cash dividends on a straight line basis, which did not differ materially from the effective interest method, from the respective dates of issuance of the series A preferred in the fourth quarter of 2006 through the first date these shares are convertible on April 23, 2007. As a result, $613,336 was recognized as additional non-cash dividends in the fourth quarter of 2006 with the remaining amount recognized in 2007. In addition, if all holders of the series A preferred were to have exercised their conversion rights at their respective dates of subscription, these holders would have received an additional $5,597,970 in fair value in excess of the proceeds paid for their subscriptions to the series A preferred. The Company further analyzed the embedded conversion feature and determined that it is properly classified as an equity instrument and accordingly, is not accounted for as a derivative, requiring fair value accounting at each reporting period.

Holders of the shares of series A preferred shall receive dividends at the annual rate of 10% of the stated value of the series A preferred so long as the Company is current with respect to its reporting obligations under the Securities Exchange Act of 1934 on any dividend payment date. Dividends are payable quarterly on the last day of March, June, September and December in each year. Dividends are cumulative from the date of issuance and payable to holders of record. Any accrued dividends that are not paid in cash will be added to the stated value of the series A preferred.

Because the Company has not been current with respect to its reporting obligations since the issuance of the series A preferred, the annual dividend rate increased to 20% of the stated value. All but one of the series A preferred shareholders elected to reinvest their preferred dividends back into series A preferred shares. As of December 31, 2006, $103,101 of dividends has been accrued, including $97,896 in non-cash and $5,205 in cash dividends. No cash dividends have been paid with respect to the series A preferred shares. Non-cash dividends have increased the value of the series A preferred shares by $0.13 to a stated value of $10.13 as of December 31, 2006.

The series A preferred had an initial stated value of $10.00 per share. Non-cash dividends are automatically added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the expected future stated value of the senior preferred at the end of each quarter through December 31, 2007:

Quarter Ended	Adjusted Stated Value
31-Mar-07	$10.63
30-Jun-07	$11.16
30-Sep-07	$11.72
31-Dec-07	$12.30

The series A preferred is redeemable by the Company under certain conditions unless the holders elect to exercise their conversion rights prior to the redemption date. Twenty percent of the series A preferred will become redeemable when the market price of the Company’s common stock exceeds $5.00 per share for at least 30 trading days within any period of 45 consecutive trading days. Thereafter, an additional twenty percent of the series A preferred will become redeemable for each $2.50 increase in the stabilized market price of the Company’s common stock. In connection with any proposed redemption of series A preferred, the Company will give each holder not less than 30 days notice of its intention to redeem a portion of the shares.

Common Stock & Private Placements.  The common stock transactions during the year ended December 31, 2006 are as follow:

•
Two unaffiliated individual accredited investors purchased a total of 80,000 units for a purchase price of $2.50 per unit or $200,000.   Each unit consists of one share of common stock and one common stock purchase warrant with an exercise price of $4.00 per share. The warrants are exercisable up until the first anniversary of the effective date of the common stock registration statement and were valued at $26,354 on the date of issuance

•	The Company’s chief executive officer exercised his $2.00 warrants to purchase 56,700 shares for $113,400

•
The Company’s Chief Technical Officer received 6,000 unrestricted shares, valued at $24,000, pursuant to his 2005 employment contract and an additional 250,000 restricted shares, valued at $937,500, pursuant to his 2006 employment contract. The 250,000 shares will become fully vested on December 28, 2009. The expense related to these shares will be recognized over this three-year requisite service period and the shares will be considered issued and outstanding upon vesting.

Common Stock Issuances: The following table represents per share issuances of common stock from inception through December 31, 2006, pursuant to FASB No. 7, “Development Stage Enterprises”:

2003
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	9/18/2003	1,360,000	$0.00	original capitalization-no contributed capital
APC Founder	9/18/2003	170,000	$0.29	services rendered with respect to formation
Seed debt financing	12/31/2003	500,000	$1.00	conversion of debt and accrued interest to common stock
Series I convertible debt	12/31/2003	533,334	$1.50	conversion of debt and accrued interest to common stock
Series II convertible debt	12/31/2003	75,000	$2.00	conversion of debt and accrued interest to common stock
Mega-C Trust	12/31/2003	6,147,484	$0.00	In lieu of shares issuable to founders
Tamboril shareholders	12/31/2003	1,875,000	$0.00	recapitalization measured at fair market value of Tamboril assets
2003 Totals		10,660,818	$0.14

2004
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	1/9/2004	445,000	$0.00	In lieu of shares issuable to founders
Mega-C Trust	1/9/2004	180,000	$0.00	adjustment is shares issuable to founders
Officer	1/9/2004	45,000	$1.60	services rendered by former officer
Series I convertible debt-Igor Filipenko	1/9/2004	50,000	$1.00	conversion of debt and accrued interest to common stock
Series II convertible debt-Turitella	1/9/2004	133,333	$1.50	conversion of debt and accrued interest to common stock
Series III convertible debt-Turitella	1/9/2004	100,000	$2.00	conversion of debt and accrued interest to common stock
Series II common stock offering	2/1/2004	175,000	$2.00	common stock & warrants issued for cash
Series III common stock offering	3/31/2004	288,100	$3.00	common stock & warrants issued for cash
Exercise of Series I warrants	various	316,700	$1.50	warrants exercised pursuant to original terms
Exercise of Series II warrants	various	125,000	$2.28	warrants exercised pursuant to original terms
Exercise of Series II warrants	various	33,500	$3.23	warrants exercised pursuant to original terms
November emergency funding	11/1/2004	314,000	$1.50	common stock & warrants issued for cash
December emergency funding	12/1/2004	46,700	$1.50	common stock & warrants issued for cash
Fractional shareholders	12/31/2004	48,782	$0.00	shares issued due to reverse split rounding formula
2004 Totals		2,301,115	$1.37

2005
Description:	Date	Shares	Per share valuation	Business reason:
Mega-C Trust	2/28/2005	500,000	$3.05	Trust augmentation
Banca di Unionale	3/18/2005	30,000	$2.00	conversion of Preferred and accrued dividends
Banca di Unionale	4/20/2005	20,000	$2.00	conversion of Preferred and accrued dividends
C&T employees	4/1/2005	219,000	$2.50	employee incentive share grants
7 individuals	6/10/2005	29,565	$3.57	Exercise of Director options
3 individuals	7/11/2005	190,000	$1.58	conversion of Preferred and accrued dividends
Banca di Unionale	7/11/2005	10,000	$1.60	exercise of preferred warrants
3 individuals	8/28/2005	150,000	$1.67	conversion of Preferred and accrued dividends
James Smith	9/7/2005	30,000	$1.67	conversion of Preferred and accrued dividends
2 individuals	9/28/2005	1,050,000	$1.69	conversion of Preferred and accrued dividends
2 individuals	various	226,900	$1.79	exercise of Series I warrants
3 individuals	various	91,200	$2.40	exercise of Series III warrants
2 individuals	various	25,000	$1.60	exercise of Preferred warrants
Officer	10/20/2005	446,000	$1.00	exercise of warrants and options
Officer	10/20/2005	25,000	$2.00	exercise of warrants
6 individuals	12/1/2005	600,000	$2.00	common stock and warrants
2005 Totals		3,642,665	$1.94

2006
2 individuals	4/21/06	80,000	2.50	Common stock and warrants issued for cash
Officer	4/21/06	56,700	2.00	Exercise of non-plan incentive option granted to CEO
Officer	4/21/06	6,000	4.00	Unrestricted share grant to CTO
Mega-C Trust	11/28/06	(500,000)	2.25	Return of shares per settlement agreement
2006 Totals		(357,300)	$2.20

Subscriptions Receivable: The balance sheet as of December 31, 2005 reflected $721,000 in subscriptions receivable. During the year ended December 31, 2006, the Company received subscription payments of $588,900, settled $107,100 against open invoices for legal services, and cancelled the unsettled balance of the subscription receivable for preferred stock amounting to $25,000,

Warrants: 741,613 warrants were issued to related parties in conjunction with the financing of debt issued during 2006. See the “Related Party” footnote within ‘Debt Financing “above. In April, 2006, the Company’s chief executive officer exercised his $2.00 warrants to purchase 56,700 shares for $113,400.  In October 2006, 200,000 3-year warrants were issued in payment for consulting services. These $3.00 warrants valued at $74,437 are scheduled to expire in October 2009. In December 2006, a former director of the Company received 9,000 $6.00 warrants valued at $12,411, and are scheduled to expire December 29, 2010. Additionally, 80,000 warrants were issued to accredited investors in connection with a private placement of units comprised of one share of the Company’s common stock and one stock purchase warrant, as discussed above.

The following table provides summary information on the various warrants issued by the Company in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

	2006		2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Warrants outstanding January 1	3,242,400	$2.66	2,626,200	$2.21
Granted during year	1,030,613	5.26	1,111,000	3.08
Exercised	(56,700)	2.00	(494,800)	1.95
Lapsed	(455,100)	1.33	-	-
Outstanding at December 31	3,761,213	$3.21	3,242,400	$2.66
Weighted average years remaining		1.57		1.50

On June 9, 2006 the Board of Directors extended the life of 1,562,900 warrants issued to the original shareholders of C&T along with 91,700 capital warrants issued to Sally Fonner in recognition of the Company’s difficulty in establishing a public trading market for its common stock. These $2 warrants scheduled to expire in 2006 and early 2007 were modified to a December 31, 2007 expiration. The warrants, valued at $521,642 prior to the extension, were revalued at the date of modification using the Black-Scholes-Merton option-pricing model. The incremental expense resulting from the revaluations was recorded into R&D ($342,131) and SG&A ($50,680) during the nine-month period ending September 30, 2006. These warrants expired December 31, 2007

Registration Rights

General: The Company filed a resale registration statement for the shares of common stock held by the Mega-C Trust. See the discussion in the note titled “Mega-C Power (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation.”

Senior Preferred: The Company registered the resale of the shares of common stock issuable upon conversion of the senior preferred and was required to maintain an effective registration statement until September 18, 2006, the 18-month anniversary of the closing date of the preferred stock offering. In the event that the current registration statement was subsequently terminated, withdrawn or suspended for a period of more than 10 days, then the conversion price of the senior preferred was to be decreased by an initial delay adjustment of three percent (3%), plus an additional delay adjustment of two percent (2%) for every thirty day period (or portion thereof) that the underlying common stock is not subject to and included in an effective registration statement. The holders of senior preferred, or common stock issued upon conversion thereof, also have certain piggy-back registration rights with respect to future offerings. The registration statement included Axion’s Financial Statements for the period ended June 30, 2005 and the financial statements became out of date. Axion did not terminate, withdraw or suspend the registration statement. The Company believes that the financial statements going out of date is not enough to reactivate the registration delay provisions of the Senior Preferred Stock.

Series A Preferred: The Company is required to file a registration statement within 180 days after the initial closing of the offering and use its best efforts to maintain its effectiveness for two years subsequent to the date it is declared effective. If, at any time after the issuance of the series A preferred, the Company files a registration statement for a proposed public offering of common stock, then holders of the series A preferred will be able to participate in that offering as selling shareholders.

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

During 2006 & 2007, as a response to substantial unanticipated registration delays, the Company extended the expiration dates of certain warrants that were issued in 2003, 2004 and 2005. Under the extensions, which presently expire in December 2007 and March 2008, the Company has retained the right to redeem the warrants at a price of $.01 per warrant if the underlying stock has been included in an effective registration statement under the Securities Act and has traded at an average bid price of $4 per share or more for at least 30 days before the call for redemption. The accounting treatment for the modifications is discussed above.

Note 9: Equity Compensation

In December 2004, the Financial Accounting Standards Board issued FASB 123R, “Share-Based Payment” (FASB 123R). FASB 123R supersedes FASB 123, “Accounting for Stock Based Compensation,” and Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (APB 25) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of FASB 123R using the modified prospective transition method. Under this method, the Company is required to record compensation expense for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior periods have not been restated for the effects of FASB 123R. Under FASB 123R, employee-compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

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

The compensation cost that has been charged against income for options granted under the plans was approximately $881,000 for the year ended December 31, 2006. The impact of these expenses to basic and diluted loss per share was approximately $0.05 per share during the year. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2006, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The Company has two stockholder approved equity compensation plans and occasionally enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans. The following sections summarize the Company’s equity compensation arrangements.

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

The exercise price of incentive stock options must be equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for incentive stock options is ten years from the date of grant, or five years in the case of an individual who owns more than 10% of the Company’s common stock. The aggregate fair market value determined at the date of the option grant, of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year, shall not exceed $100,000.

The following awards have been granted under the Plan since its inception:

In February 2004, Igor Filipenko, a Director of the Company, was granted options to purchase 6,300 shares of common stock at a price of $3.20 per share. In June 2004, Mr. Filipenko was granted options to purchase 10,800 shares of common stock at a price of $5.60 per share. The options are fully vested and may be exercised at any time during the five-year period commencing one year after the date of grant. The market value of the Company stock at the date of grant was less than the exercise price; therefore there was no intrinsic value in accordance with APB 25. Options for 7,200 shares were cancelled in April 2005 after Mr. Filipenko was issued additional options in March 2005 as part of the offering to the former employees of C&T discussed below.

In February 2004, John Petersen, a Director of the Company (and general corporate counsel), and Kirk Tierney, each were granted options to purchase 6,300 shares of common stock at a price of $3.20 per share. In June 2004, Messrs. Petersen and Tierney were each granted options to purchase 3,600 shares of common stock at a price of $5.60 per share. The options are fully vested and may be exercised at any time during the five-year period commencing one year after the date of grant. The market value of the Company stock at the date of grants was less than the exercise price; therefore there was no intrinsic value in accordance with APB 25.

In February 2004, an advisor to the board was granted an option to purchase 6,300 shares of common stock at a price of $3.20 per share as compensation for services. In June 2004, Mr. the advisor was granted options to purchase 3,600 shares of common stock at a price of $5.60 per share. The options are fully vested and may be exercised at any time during the five-year period commencing one year after the date of grant. The options were valued at $17,067 using the Black-Scholes-Merton option pricing model and were included as expense in 2004.

In November 2004, the Company’s President and Chief Operating Officer, Charles Mazacatto, was granted options to purchase 6,250 shares of common stock at an exercise price of $3.20. This option vested in 2004 and is exercisable until November 2010. The market value of the Company stock at the date of grant was less than the exercise price; therefore there was no intrinsic value in accordance with APB 25.

In March 2005, the compensation committee authorized stock bonuses to the former employees of C&T for an aggregate of 219,000 shares of common stock. These stock grants are fully vested and unrestricted, subject to compliance with the Company’s insider trading policies. The fair value of these shares, as determined by the Company’s stock price on the date of grant, amounted to $565,202 and was recorded as compensation during the year ended December 31, 2005.

In April 2005, the former employees of C&T were granted options to purchase an aggregate of 744,500 shares of common stock at an exercise price of $2.50. These options vest at a rate of 20% per year beginning in April 2006. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above which resulted in the Company recording compensation expense of $86,954 during the year ended December 31, 2006. Various options lapsed when several individuals terminated their employment with the Company in 2005 and 2006. During the years ended December 31, 2005 and 2006, an aggregate of 157,700 and 454,000 options, respectively, forfeited unvested as a result of these terminations.

In September 2005, the compensation committee awarded 6,000 shares of restricted common stock to the Company’s Chief Technical Officer, Edward Buiel, pursuant to his 2005 employment agreement, which were valued at $24,000 on the date of grant and became fully vested in April 2006. The Company recorded $8,000 and $16,000 of compensation in 2005 and 2006, respectively, related to this award.

In December 2006, the Company issued 250,000 shares of restricted common stock to the Company’s Chief Technical Officer, Edward Buiel, pursuant to his 2006 employment agreement, which were valued at $937,500 on the date of grant and will become fully vested on December 2009. The Company will recognize this as compensation over the requisite service period. No compensation expense was recorded for the year ended December 31, 2006.

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

Each eligible director who is, on or after the effective date, appointed to fill a vacancy on the Board or elected to serve as a member of the Board may participate in the plan. Each eligible director shall automatically be granted an option to purchase the maximum number of shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000). The option price of the stock subject to each option is required to be the fair market value of the stock on its date of grant. Options generally expire on the fifth anniversary of the date of grant. Any option granted under the plan shall become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not voluntarily resigned or been removed "for cause" as a member of the Board of Directors on or prior to the first anniversary of the date of grant (qualified option). Any qualified option shall remain exercisable after its first anniversary regardless of whether the optionee continues to serve as a member of the Board.

The following awards have been granted under the Plan since its inception:

During the year ended December 31, 2004, the Company issued 54,000 5-year options to four of its directors vesting in one year from the date of issuance. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. During the year ended December 31, 2005, these directors waived an aggregate of $105,542 in accrued compensation as full payment of the exercise price of 29,565 options. An additional 14,400 options were forfeited in 2005.

During the year ended December 31, 2005, the Company issued 70,000 5-year options to five of its directors vesting 1/3 per year over three years from the date of grant. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $41,024 during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 60,000 5-year options to two of its directors vesting 1/3 per year over the next three years. These options are exercisable at a price of $2 per share, expiring five years from vest date and are valued at $71,680 utilizing the Black-Scholes-Merton option pricing model, of which $20,230 was expensed in 2006.

Non-plan Equity Incentives Not Approved by Stockholders: The Company has issued 1,131,000, 300,000 and 629,300 stock purchase options in the fiscal years ended December 31, 2006, 2005 and 2004, respectively, to officers, employees, attorneys and consultants in connection with contractual agreements that do not reduce the shares available under the shareholder’s approved plans. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Petersen & Fefer, general corporate counsel (of which one member was a director of the Company at the time) were granted two-year contractual options to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered, valued at $68,296. As represented in the note captioned “Stockholder’s Equity”, these members also received 116,700 warrants as consideration of pre-merger Tamboril debt (the amount cited in “Stockholder’s Equity” is actually 233,400 because another party received the same number of warrants for a total of 233,400 warrants). In August 2004, $1.00 of the exercise price of the total 306,000 options and warrants owned by these members was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded $306,000 related to this reduction. All of the warrants and options were exercised in the fourth quarter of 2005, however; $306,000 of the amount is included in stock subscription receivable as of December 31, 2005 and was received in 2006.

In July 2004, the Company’s President and Chief Operating Officer, Charles Mazzacato, was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option vests on a monthly basis at the rate of 60,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $180,000. In accordance with APB 25 the Company expensed the intrinsic value over the vesting period which resulted in expense of $18,750 and $45,000 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $124,364 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In July 2004, the Company’s Chief Financial Officer, Peter Roston, was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest on a monthly basis at the rate of 50,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $150,000. In accordance with APB 25 the Company has expensed the intrinsic value over the vesting period which resulted in expense of $15,625 and $37,500 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $138,182 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In April 2005, the Company’s Chief Executive Officer, Thomas Granville, was granted a contractual option to purchase 180,000 shares of common stock at a price of $2.50 per share. This option vests at the rate of 7,500 shares per month commencing May 1, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $112,500 during the year ended December 31, 2006.

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

In September 2005, the Company’s Chief Technical Officer, Edward Buiel, was granted a contractual option to purchase 90,000 shares of common stock at a price of $4.00 per share. This option vests at the rate of 2,500 shares per month commencing October 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $68,100 during the year ended December 31, 2006.

In February 2006, the Company’s Chief Executive Officer, Thomas Granville, was granted an option to purchase 500,000 shares of common stock at an exercise price of $6.00. Of this total 300,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next one to three years. These options are valued at $300,187 utilizing the Black-Scholes-Merton option pricing model with $259,027 of compensation recorded in 2006.

In February 2006, the Company’s, Chief Technical Officer, Edward Buiel, was granted an option to purchase 35,000 shares of common stock at an exercise price of $6.00. Of this total 10,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next two to three years. These options are valued at $20,994 utilizing the Black-Scholes-Merton option pricing model with $13,330 of compensation recorded in 2006.

In February 2006, members and affiliates of the law firm of Petersen & Fefer, general corporate counsel (of which one member was a director of the Company at the time) were granted an option to purchase 360,000 shares of common stock at an exercise price of $6.00. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006. These options are valued at $193,449 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

In February 2006, the Company’s external bankruptcy counsel, Cecilia Rosenauer, was granted an option to purchase 15,000 shares of common stock at an exercise price of $6.00. The options vested on the effective date of Mega-C’s Chapter 11 plan of reorganization, which took place in November 2006. These options are valued at $2,483 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

In March 2006, two employees were granted options to purchase a total of 24,000 shares of common stock at an exercise price of $4.00 and $6.00. The options vest at a rate of 2,500 per month over the first 6 months and 1,500 per month thereafter. These options are valued at $28,257 utilizing the Black-Scholes-Merton option pricing model with $24,408 of compensation recorded in 2006.

In December 2006, the Company’s Chief Technical Officer, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $3.75 per share. A total of 50,000 options will vest on December 29, 2009 and the remaining 50,000 will vest on December 29, 2010. The options will be exercisable for a period of six years from the vesting date. These options are valued at $267,372, utilizing the Black-Scholes-Merton option pricing model with $6,481 of compensation recorded in 2006.

In February 2006, a consultant, Trey Fecteau, was granted an option to purchase 97,000 shares of common stock at an exercise price of $4.00. The options vested upon completion of contractual services in December 2006. These options are valued at $150,702 utilizing the Black-Scholes-Merton option pricing model. This amount reduced the proceeds of the Series A Preferred Stock offering in 2006.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2004	3.8%	0.0%	59.1%	60 months
2005	4.0%	0.0%	52.0%	100 months
2006	4.7%	0.0%	53.6%	45 months

Expected volatilities are calculated based on the historical volatility of the Company’s stock since its listing on the public markets. Management has determined that it cannot reasonably estimate a forfeiture rate given the insufficient amount of time and activity of share option exercise and employee termination patterns. The expected life of options represents the period of time that options granted are expected to be outstanding was determined using the contractual term. The risk-free interest rate for periods within the expected life of the option is based on the interest rate for a similar time period of a U.S. Treasury note in effort on the date of the grant.

The following table provides consolidated summary information on the Company’s equity compensation plans for the years ended December 31 2004, 2005 and 2006.

		2004
		W e i g h t e d A v e r a g e .
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2003	0	$0.00	$0.00
Granted	736,350	$3.53	$2.87
Exercised	0	$0.00	$0.00
Forfeited or lapsed	0	$0.00	$0.00
Options outstanding at December 31,2004	736,350	$3.53	$$2.87	6.34

		2005
		W e i g h t e d A v e r a g e .
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2005	736,350	$3.53	$2.87
Granted	1,254,500	$2.48	$1.34
Exercised	(358,865)	$1.65	$2.32
Forfeited or lapsed	(182,100)	$3.04	$1.44
Options outstanding at December 31,2005	1,449,885	$3.12	$1.86	7.73

		2006
		W e i g h t e d A v e r a g e .
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2005	1,449,885	$3.12	$1.86
Granted	1,191,000	$5.42	$.82
Exercised	0	$0	$0
Forfeited or lapsed	(894,000)	$3.24	$1.94
Options outstanding at December 31,2006	1,746,885	$4.62	$1.05	3.7	$634,903
Options exercisable at December 31,2006	1,192,385	$5.11	$.97	2.9	$254,903

The following table summarizes the status of the Company’s non-vested options under the stock option plans:

All non-vested stock options as of December 31, 2006  Shares   Fair Value

Options subject to future vesting at December 31,2005	1,194,000	$1.69
Options granted	1,191,000	$.82
Options forfeited or lapsed	(784,000)	$1.82
Options vested	(1,046,500)	$.79
Options subject to future vesting at December 31,2006	554,500	$1.34

As of December 31, 2006, there was approximately $744,000 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 2.3 years. The total fair value of options vested during the twelve-month period ended December 31, 2006 was $830,181 ($207,781 during the twelve-month period ended December 31, 2005).

Pro-Forma Stock Compensation Expense: For the year ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Had compensation expense for employee stock options granted under the plan been determined based on the fair value at the grant date consistent with FASB 123R, the Company’s pro forma net loss and loss per share for the year ended December 31, 2005 would have been as follows.

	2005
Fair value and per share summary:	Total	Per share
Net loss applicable to common shareholders	$(9,600,464)	$(.67)
Fair value of options (expense)	$(553,263)	$(.04)
Intrinsic value of employee options recorded	$82,500	$.01
Pro forma loss	$(10,071,227)	$(.70)

Note 10-Segment Information

The Company’s business is organized, managed and internally reported as one segment. Segments are determined based on differences in products, internal reporting and how operational decisions are made. The entire business currently operates in the United States and Canada. While Axion is a Delaware corporation, its principal assets during the year ended December 31, 2005 were located at APC, a wholly owned subsidiary that was organized under the laws of Canada and did business in the Province of Ontario. At December 31, 2005, the Company had no substantial business or properties in the U.S. The Company purchased the manufacturing assets of a failed small lead-acid battery manufacturing plant located in New Castle, Pennsylvania in early 2006 from a bank. As of December 31, 2006 the Company closed all Canadian facilities and operated entirely from the United States. Sales for the year ended December 31, 2006 by geographic area is determined by customer location.

	United States	Canada	Total
Sales	$227,781	$47,596	$275,377
Property & equipment	$1,044,805	$-	$1,044,805

Note 11--Earnings/Loss Per Share

Basic earnings per share is computed by dividing income applicable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements, interest expense and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the market price exceeds the exercise price, less shares which could have been purchased by the Company with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004 2005 and 2006, weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612 and 2,970,730 and 2,135,938, respectively, for the fiscal years, reflecting the addition of dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period (September 18, 2003 to December 31, 2006) is 2,050,720 shares.

Note 12 — Income Taxes

Following is a summary of the components giving rise to the income tax provision for the periods ended December 31, 2006 and 2005.
	2006	2005
Currently payable:
Federal	$-	$-
State	0	-
Foreign	-	-
Total currently payable	0	-
Deferred:
Federal	1,386,000	278,000
State	456,000	-
Foreign	787,000	837,000
Total deferred	2,629,000	1,115,000
Less increase in allowance	(2,629,000)	(1,115,000)
Net deferred	-	-
Total income tax provision	$0	$-

Individual components giving rise to the deferred tax asset are as follows:

Individual components giving rise to the deferred tax asset are as follows:

	2006	2005
Future tax benefit arising from net operating loss carry forwards	$3,242,000	$1,330,000
Future tax benefit arising from available tax credits	864,000	715,000
Future tax benefit arising from options/warrants issued for Services	536,000	56,000
Other	149,000	61,000

Total	4,791,000	2,162,000
Less valuation allowance	(4,791,000)	(2,162,000)
Net deferred	$-	$-

The components of pretax net loss are as follows:

	2006	2005
United States	$(4,867,383)	$(3,178,299)
Foreign	(2,160,580)	(3,146,814)
	$(7,027,963)	$(6,325,113)

The Company has net operating loss carryforwards of approximately $4,125,000 and $4,144,000 available to reduce future income taxes in United States and Canadian, respectively. The United States carryforwards expire at various dates between 2024 and 2026. The Canadian carryforwards expire at various dates between 2010 and 2025. The Company also has generated Canadian tax credits related to research and development activities. A portion of this credit, amounting to approximately $429,000 is refundable and has been presented as such in the accompanying balance sheet. The remaining credit, amounting to $864,000, is available to offset future taxable income in Canada and expires at various dates between 2014 and 2026. The Company has adopted FASB 109 which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carryforwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carryforwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying consolidated statements of operations is as follows:

	2006	2005
Statutory U.S. federal income tax rate	(34 .0)%	(34.0)%
State taxes	(6 .4)%
Mega-C Trust Shares augmentation/return	(5 .4)%	8.1%
Equity based compensation	2 .0%	3.0%
Nondeductible research and development	3 .2%	8.5%
Warrant modifications	5 .1%	-
Other permanent non-deductible ifferences	(1. 9)%	(2.9)%
Change in valuation allowance	37 .4%	17.3%
Effective income tax rate	0 .0%	0.0%

Note 13 — Related Party Transactions

Trust for the Benefit of the Shareholders of Mega-C Power Corp: The Trustee for The Trust for the Benefit of the Shareholders of Mega-C Power Corp. served as an officer of one of our consolidated companies in 2004. See discussion of the transactions with the trust in the note captioned “Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation”

Transactions with C&T:  A current board member of the Company is the former majority shareholder of C&T prior to the acquisition by the Company. See the note captioned “Transactions with Related (C&T)” for disclosure of transactions with C&T prior to and in connection with the acquisition.

Related party notes payable: During the year ending December 31, 2006, the Company borrowed certain amounts from related parties; certain of these borrowings were extinguished through the issuance of the Company’s Series A Preferred Stock. Refer to Notes captioned “Related Party Debt Financing” and “Stockholders’ Equity” for discussion on these matters.

Series A Preferred stock sales - The Company raised capital in a preferred stock offering during the year ended December 31, 2006, discussed further in the note captioned “Stockholder’s Equity,” of which $3,829,970 related to transactions with board members and their family members.

Senior Preferred stock sales: The Company raised capital in a preferred stock offering during the year ended December 31, 2005, discussed further in the note captioned “Stockholder’s Equity,” of which $2,576,330 related to transactions with board members and their family members.

Common stock sales: The Company raised capital in common stock offerings during the three years ended December 31, 2005, discussed further in the note captioned “Stockholder’s Equity,” of which $400,000 related to transactions to sell 200,000 shares to board members and their affiliates

Legal fees: John Petersen was a director of the Company until January 15, 2007, and a partner in the law firm of Petersen & Fefer, which serves as the Company’s legal counsel. During the year ended December 31, 2006, fees incurred for services amounted to $287,463, including $49,352 related to the value of options vesting. This amount is offset by a credit of $64,943 for the change in value of equity instruments accrued in the fourth quarter of 2005 with a measurement date in the first quarter of 2006. Fees incurred for services during the year ended December 31, 2005 amounted to approximately $550,000.

Note 14- Significant Non-Cash Transactions

The following table provides summary information on our significant non-cash investing and financing transactions during the twelve-month periods ended December 31, 2006 and 2005.

	2006		2005
Notes payable to related parties converted to preferred stock	$3,184,292		$1,000,000
Preferred converted to common	$-		$2,475,407
Reclassification of escrow deposit	$-		$-
Dividend accrued to preferred stock	$222,193		$176,194
Beneficial conversion feature on preferred stock	$613,336		$3,099,156
Amount due for warrants exercised satisfied by extinguishment of liability	$113,400		$-
Satisfaction of accrued legal liability with equity instruments	$144,097	$
Subscription receivable satisfied extinguishment of liability	$107,100		$-
Equipment purchases included in accounts payable	$66,813		$-
Reversal of stock subscription receivable	$25,000		$-
Preferred stock issued in exchange for subscription receivable		$	$ 721,000
Satisfaction of 2005 Liability to issue stock	$24,000		$-
Warrants issued for commission on sale of preferred stock	$150,702		$-

There were no payments for interest or income taxes during the years ended 2006 and 2005.

Note 15 — Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation

Mega-C Power Corp Business and Trust rationale: Mega-C Power Corporation was a Nevada corporation that previously held limited and non-exclusive license rights to the technology that APC licensed from C&T and that the Company purchased from C&T [as discussed in the note captioned “Transactions with a related party (C&T]. Mega-C had ceased substantive operations as a result of the investigation of the promoters and management by the Ontario Securities Commission (OSC) in the spring of 2003 and was placed into an involuntary bankruptcy in April, 2004, as further described below.

Trust Creation: The Trust was created on December 31, 2003, in connection with a reverse acquisition between APC and the Company, through its public shell then known as Tamboril Cigar Company, in response to the potential perceived equities of the Mega-C shareholders and risks of the situation. APC’s founders believed that the investors in Mega-C might be able to assert a variety of equitable claims to the energy storage technology the Company acquired from C&T. The Trust document required that when the Trust made its distribution, the beneficiary released any claims against all parties. Therefore, while Axion had no control over the Trust, its mandates were believed to be an effective way to eliminate conflicting claims to the technology. The Company’s founders were also shareholders in Mega-C for the most part.

Trust corpus: The original corpus of the Trust was 7,327,500 shares of the common stock that APC’s shareholders had rights to in connection with the reverse acquisition on December 31, 2003. In connection with the execution of the Amended and Restated Trust Agreement in February 2005, which formally recognized the jurisdiction of the bankruptcy court on all matters, Axion issued 500,000 additional shares to the Trust. There was no contingency surrounding the issuance of these shares at that time. This issuance was intended to be Axion’s contribution to the Trust to obtain clear title to the technology and resolve all related matters and was charged to operating expense during the year ended December 31, 2005. The stock issuance transaction was valued at $1,525,000, which was the value of the shares on the date of issuance.

As a result of the bankruptcy court’s confirmation of a Chapter 11 Plan and the substantial consummation of the confirmed plan in November 2006 the settlement disclosed below became effective and 1,500,000 shares were returned to the Company for cancellation in 2006, of which 1,000,000 represented a retroactive adjustment to the shares issued in the reverse acquisition in December 31, 2003 and 500,000 shares represented a return of the 2005 augmentation. The return in 2006 was the result of a negotiated settlement and there were no contingencies surrounding the Trust shares in 2005 or 2006. The 500,000 shares recovered were recorded as a reversal of the expense at fair value on the date of return in 2006 amounting to $1,125,000 and were promptly cancelled as were the 1,000,000 shares.

Trust Operations: The Trust did not conduct any substantive operations because, as described below, Mega-C was placed into involuntary bankruptcy shortly after the Trust’s inception. As a result of the confirmation of Mega-C’s plan of reorganization by an order entered on November 8, 2008 and the substantial consummation of the confirmed plan on November 21, 2006, as described below, the Trust is now governed by a court appointed Trustee along with a court appointed Board from the Trust’s beneficiaries.

The Trust for the Benefit of the Shareholders of Mega-C Power Corp. Analysis of Consolidation: Under FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities an interpretation of ARB No. 51, (FIN 46R), reporting companies are required to consolidate a related variable interest entity (“VIE”) when the reporting company is the “primary beneficiary” of that entity and holds a variable interest in the VIE. The determination of whether a reporting company is the primary beneficiary of a VIE ultimately stems from whether the reporting entity will absorb a majority of the VIE’s anticipated losses or receive a majority of the VIE’s anticipated gains.

Variable Interest Entity: The Trust may be a variable interest entity because it has required outside infusions of cash over its existence.

Variable Interest: The Company analyzed its transactions with and relationship to the Trust and concluded that it may have had a very small variable interest in the Trust based on its obligation to perform the acts necessary to have the SEC declare a registration statement effective. Further, Axion appeared to have had a limited variable interest based on its obligation, pursuant to the requirements in the Trust instrument that Axion pay Trust expenses until the required registration statement was declared effective. However, in reality, Axion never paid any significant Trust expenses for three reasons: (1) while the Trust included a provision for payment of expenses, no significant expenses were ever paid, (2) the Trust suspended operations on April 4, 2004 when Mega-C Power Corp. entered bankruptcy; and (3) the explicit obligation the Company had to pay certain expenses of the Trust ended on January 7, 2005 when the required registration statement was declared effective. The Company’s relationship to and transactions with the Trust, based on actual transactions, constituted a very small variable interest, if any, compared to other entities who provided much larger amounts of support to the Trust, for which the Company had no responsibility. Further no shares were expected to be returned to Axion at the time these assessments were made. The relative size of the variable interest is relevant to the determination of the primary beneficiary, as discussed below.

Primary Beneficiary: Axion did not and will not absorb a majority of the Trust’s anticipated losses or derive the benefit of a majority of the Trust’s gains, if any, at any time. The primary beneficiary, at the time of assessment, based on an assessment of what entity (entities) absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, was the creditors and shareholders of Mega-C Power Corp, as a group. These were the entities, as groups, who would be affected by increases and decreases in the Trust’s primary asset, the Axion stock. These two groups will also suffer a diminution in assets available for distribution to them because of the expenses the Trust incurs. The increases and decreases in the value of the Axion stock in the Trust will have no effect on Axion. Axion may have had a very limited obligation in the first quarter of 2004 but few, if any, expenses were incurred by the Trust in that quarter. In the second quarter, Mega-C Power Corp. entered bankruptcy and the Trust became dormant and, effectively, under the jurisdiction of the Bankruptcy Court. Upon registration of the Trust shares in January 2005 Axion’s obligation to the Trust ended except as described below relative to possible registration of shares.

Based on the above, Axion was not the primary beneficiary and accordingly, Axion is not required to consolidate the Trust. Axion’s relationship with the Trust ended when the Bankruptcy Court in Reno confirmed the bankruptcy plan in 2006 except as described below relative to possible registration of shares. (See “Settlement Agreement” below)

Trust Registration Rights: The Company registered 7,327,500 shares of common stock held by the Mega-C Trust by a registration statement the SEC declared effective January 7, 2005.  Pursuant to the confirmed Chapter 11 Plan (See footnote captioned “Subsequent Events”), as referenced above, the Company may be required to register 5,700,000 of those shares (the "Plan Funding Shares") which fund the Chapter 11 Plan.  The Company filed a post-effective amendment relating to the resale or other disposition of 1,627,500 shares, of which, 1 million represent a portion of the Plan Funding Shares and 627,500 represent shares to pay expenses of the Trust. In paragraph 1(d) of the Settlement Agreement, the Company further agreed to file such additional registration statements or post-effective amendments as may be necessary or desirable to facilitate or accommodate the sale or distribution of 4,700,000 of those shares. The Settlement Agreement was incorporated and approved in its entirety in paragraph 6.1 of the Second Amended Plan, which further provided in paragraph 6.12 that the Second Amended Shareholder Trustee and the Liquidation Trustee have the right and power to request that the Company file such amendments to the registration statement for the Plan Funding Shares.

Taylor Litigation: On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants. Although the complaint alleges a number of complex and intersecting causes of action, it appears that with respect to the Company and certain of its directors, officers and stockholders, the lawsuit alleged a conspiracy to damage the value of the Taylor Group’s investment in Mega-C and deprive the Taylor Group of its alleged interests in the technology based on an alleged “oral” agreement, as well as damages of $250,000,000.

Based on orders entered in the Bankruptcy Court on February 11, 2008, management believes that this litigation against the Company is resolved, as set forth more fully in the section entitled “Settlement Agreement and Confirmed Chapter 11 Plan.”

Mega-C Bankruptcy Court Litigation: As described above, shortly after the formation of the Trust, Lewis “Chip” Taylor, Chip Taylor in Trust, Elgin Investments, Jared Taylor and Mega-C Technologies filed suit against Axion and APC’s founders (the “Taylor Litigation”). The Company, APC and Thomas Granville filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. BK-N-04-50962-gwz).

In February 2005, the Bankruptcy Court stayed the Taylor Litigation pending resolution of Mega-C’s Chapter 11 bankruptcy case. In March 2005, the Bankruptcy Court appointed William M. Noall to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner, the trustee of the Trust (Adversary Proceeding No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares of the Company’s stock held by the Trust as property of the bankruptcy estate.

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

•
If the court ultimately decides that Mega-C has a valid legal interest in the technology, then the Company is entitled to terminate the Trust. Further, Axion amended its complaint in September 2005 to assert its legal right to have the Trustee of the Mega-C Trust hold the assets of the Trust for the benefit of the Company in the event the bankruptcy court were to grant the Chapter 11 Trustee's request for turnover of the Trust assets and to set aside the Trust. Among other things these theories made it necessary to name Sally A. Fonner as a defendant in the lawsuit.

Settlement Agreement and Confirmed Chapter 11 Plan: On December 12, 2005, the Company entered into a settlement agreement with Mega-C, represented by its Chapter 11 Trustee William M. Noall ("Noall"), and the Trust, represented by its trustee Sally A. Fonner ("Fonner"). Additional signatories to the settlement agreement include: (a) the Company's subsidiaries APC and C&T; (b) Fonner in both her capacity as Mega-C's sole officer and director and as trustee of the Trust; (c) certain former stockholders of APC including Robert Averill, Joe Piccirilli, Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation; (d) Paul Bancroft, and (e) certain former stockholders of C&T including, Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg.

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain terms were subject to confirmation and effectiveness of Mega-C's Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming the plan which was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan. At the date of these financial statements, the plan is fully effective and substantially consummated.  Accordingly, all pending and potential disputes between the parties to the Settlement Agreement have been resolved. In summary, the following steps have been accomplished:

•	The Company has compromised and withdrawn its notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned all of its right, title and interest, if any, in the technology and any and all tangible and intangible personal property in the Company's possession to the Company;

•
The Trust has been restated and retained 4,700,000 shares that will be sold to pay creditor claims that remain unsatisfied from the Liquidation Trust described below, with the balance to be proportionately distributed to the holders of allowed equity interests in Mega-C in connection with the implementation of Mega-C's Chapter 11 plan. It is also the owner of 685,002 share certificates which serve as collateral for loans paid to the newly created Liquidation Trust in the amount of $2,055,000;

•
A newly created Liquidation Trust received the proceeds of loans in the amount of $2,055,000, secured by 685,002 shares and has legal title to 314,998 shares that will be sold to pay creditor claims and Liquidation Trust expenses.

•	The former trustee of the Trust has received 627,500 shares as compensation by the Trust through the effective date of Mega-C's plan; and

•	The Trust surrendered 1,500,000 shares to the Company which were promptly cancelled as discussed under “Trust corpus” above.

The litigation settlement and releases provided by the plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan of reorganization. The plan requires the Liquidation Trustee or the Second Amended Shareholders Trustee to seek dismissals of the Taylor litigation to the extent the litigation asserts derivative or other causes of action that belong to the Chapter 11 estate of Mega-C.

While certain aspects of the litigation discussed above are on appeal to the Ninth Circuit Court of Appeals and to the United States District Court for the District of Nevada, management believes the possibility of any adverse decision to the Company to be remote.

In orders entered on February 11, 2008, the Bankruptcy Court held that the alleged “oral” agreement creating rights or interests in the Technology in favor of the Taylor Group never existed and, even if it had, the Taylor Group transferred any such rights to the Debtor which were then transferred to the Company by the confirmed Chapter 11 Plan. The Bankruptcy Court held that the Taylor Group has no interest in or rights to the Technology. The Bankruptcy Court held that the only rights the Taylor Group has are as putative creditors or shareholders of Mega-C and that any attempts to claim an interest in or contest the Company’s title to the Technology are contrary to the permanent injunction of the Chapter 11 Plan.

Future Litigation Costs: No amounts have been accrued in the accompanying balance sheet related to future litigation costs. Protracted litigation or higher than anticipated costs could significantly reduce available working capital and have a material adverse impact on the company’s financial condition.

Notes Receivable-Mega-C: The Company advanced funds to Mega-C over the years from 2003 to 2005. The Company considered these notes impaired, by recording an allowance for doubtful accounts, in an amount equal to the aggregate of the advances, net of certain repayments, against the Mega-C advances as the advances were made.

Because of the uncollectibility of the Mega-C receivable, as confirmed by the above described transactions and events, the Company recorded a recovery of notes receivable previously written off in November of 2006 in the amount of $100 as well as other assets received from Mega-C Power Corp. The other assets received, primarily miscellaneous fixed assets, have been determined to be negligible in value and no attempt has been made to secure an appraisal or record any amounts for these assets. Most importantly, the confirmation of the plan of reorganization conveyed all of Mega C’s right, title and interest, if any, in the technology to the Company, thereby resolving a significant challenge to the Company’s ownership of the technology.

Note 16 — Commitments and Contingencies

Facilities: During the year ended December 31, 2005, all of the Company’s operations were conducted at its research and development center located at 100 Caster Avenue in Woodbridge, a suburb of Toronto, Ontario, Canada. The Company rented this facility under a month-to-month arrangement that required a minimum monthly rental of $8,150. During 2006 the Company closed the facilities and moved to New Castle, Pennsylvania. See the note captioned “Purchase of Assets of Failed Battery Manufacturing Company (Equipment Purchase).” The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $10,000. During the two extension terms, the rent will be based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. The renewal and extension of the lease is being negotiated and is on a month-to-month basis while those negotiations are ongoing. In addition to the monthly rental, ABP is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises. Rent expense for the plant in New Castle amounted to approximately $103,000 for the year ended December 31, 2006. Future commitments under the initial term of the lease amount to $120,000 in 2007 and $20,000 in 2008.

Employment Agreements: The Company’s Chief Executive Officer, President, Chief Financial Officer and Chief of Research and Development have each executed written employment agreements that provide for initial terms of two to four years, provide for the salaries and contractual stock options specified in the following table.

Name	Position	Date	Term	Salary	Options	Price	Vesting
Thomas Granville	CEO	4/4/05	24 Months	$261,000	180,000	$2.50	Monthly
Charles Mazzacato	President	7/27/04	48 Months	$160,000	240,000	$4.00	Monthly
Peter Roston	CFO	7/27/04	48 Months	$125,000	200,000	$4.00	Monthly
Edward Buiel	CTO	12/28/06	48 Months	$168,000	90,000	$4.00	Monthly

Thomas Granville’s employment agreement was automatically extended for another 24 months through April 2009 based on the terms of the agreement. The terms in the agreement did not change. Mr. Conway’s employment agreement has a similar provision by which the agreement may automatically extend another 6 months. The compensation committee approved a new employment agreement with Mr. Buiel December 31, 2006. His compensation was increased to $168,000 annually.

If any of these officers is terminated under certain circumstances, their contracts provide that, they will be entitled to receive a lump sum payment equal to six month’s base annual salary as liquidated damages. During 2006 Charles Mazzacato resigned and Peter Roston was terminated for cause. Mr. Roston filed a lawsuit for the full amount of compensation and benefits stated in his employment agreement. The Company determined the range of potential loss to be CAD $250,000 to CAD $275,000, however the risk of loss as a result of this lawsuit is considered by the Company to be remote as that term is used in Statement of Financial Accounting Standards number 5, “Accounting for Contingencies” (FASB 5).

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

Note 17 — Subsequent Events

Series A Preferred: In January 2007, the Company sold 40,000 additional shares of series A preferred to accredited investors for gross cash proceeds of $400,000. On the date of issuance, the effective conversion price of the series A preferred was at a price lower than the market price of the common stock resulting in a non-cash beneficial conversion feature of $400,000 recognized as additional non-cash dividends on a straight line basis, which did not differ materially from the effective yield method, through the first date these shares are convertible on April 23, 2007.

Debt Financing: In August 2007, the Company borrowed an additional $460,000 from Robert Averill, a director of the Company and $115,000 of this sum was repaid on September 28, 2007. In October 2007, Igor Filipenko, a former Board Member and majority shareholder of C&T, loaned the Company $115,000 at 12% interest per annum. On November 1, 2007, the Company borrowed an additional $267,900 from Robert Averill.

On November 27, 2007, Robert Averill and the Company entered into an agreement to convert all outstanding debt obligations due and owing to Mr. Averill, into obligations under the Secured Bridge Loan discussed below, extinguishing the security interest Mr. Averill had in all of the assets of Axion Power Battery, Inc. in exchange for the security provided under the Secured Bridge Loan. At the time this indebtedness was converted, the Company owed Mr. Averill outstanding principal plus interest amounting to $1,111,910 together with new borrowings of $688,090, resulting in Mr. Averill holding a note for $1,800,000 under the Secured Bridge Loan financing.

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

Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,541,216, with additional funding of $100,000 in January of 2008.

The Secured Bridge Loan has an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company with higher interest rates to apply to each such extension. If extended to April 30, 2008, the interest rate during the extension period increases to 15% with an extension fee equal to 1% of the original loan. If extended to May 31, 2008, the interest rate during the extension period increases to 16% with an extension fee equal to 1% of the original loan. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee applies, equal to 8% of the original loan; provided that the origination fee will decrease by one-half percent each week after December 15, 2007 until it reaches 6.5% by January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included with each $100,000 Secured Bridge Loan note. Warrants to be issued are as follows: 3,405 warrants upon occurrence of the loan, 851 warrants upon extension of the loan to April 30, 2008, 1,276 warrants upon extension of the loan to May 31, 2008, and 2,128 warrants upon extension to June 30, 2008. Anti-dilution provisions apply to the warrants.The Holders of these Notes shall have the right to convert the Note together with interest, into any security sold by the Company in an institutional offering. Upon repayment of this Note, all conversion rights shall terminate forthwith.

On January 15, 2008, in the initial closing, the Company received approximately $4,000,000 from the Quercus Trust as the first installment of a prospective $18,000,000 investment. In exchange for the investment the Quercus Trust received 1,904,762 units. Each unit consisted of one share of Common Stock, and a 5-year Warrant to purchase 1.5 shares of Common Stock at an exercise price of $2.60 per share. The second closing will occur five days after Axion becomes current in its reporting obligations under the Securities and Exchange Act of 1934. At that time, Quercus has agreed to buy 1,904,762 additional units for $4,000,000. Each second closing unit will consist of one share of Common Stock, and a 5-year Warrant to purchase 1.25 shares of Common Stock at an exercise price of $2.60 per share. The warrants have full-ratchet antidilution protection, subject to customary exclusions, until a registration statement covering the underlying shares of Common Stock is in effect, and a weighted average anti-dilution protection thereafter.

Quercus has agreed to make an additional investment of $10 million on or before June 30, 2008 upon the Company’s execution of one or more qualifying contracts that satisfy the requirements of the Securities Purchase Agreement. There is no assurance that the Company will be able to satisfy this condition. In that follow-on investment, Quercus has agreed to purchase an additional 4,761,905 units for $10,000,000. Each third closing unit will consist of one share of Common Stock, and a 5-year Warrant to purchase 1 additional shares of Common Stock at an exercise price of $2.60 per share.

Warrant Modifications:  On March 9, 2007 the Board of Directors unanimously agreed to extend the life 476,000 $2.00 warrants issued in March 2005 to purchasers who subscribed to the Senior Preferred private placement offering. The warrants, valued at $381,832 prior to the extension, were revalued at the date of modification using the Black-Scholes-Merton option-pricing model. The incremental expense resulting from the revaluations was recorded as preferred dividends during the first quarter of 2007.   The warrants revalued at the date of modification using the Black-Scholes-Merton option-pricing model generated incremental expense in 2007 in the amount of $164,179.   These warrants expired March 17, 2008.

Expiration of Warrants: The 1,562,900 warrants issued to the shareholders of C&T expired December 31, 2007.

Employment Agreements: In August 31, 2007, the Company entered into a 6 month service contract with Andrew Carr Conway, Jr. to fill the position of Chief Financial Officer. The contract automatically renews for an additional six month term if an express renewal is not reached between Mr. Conway and the Company, calls for a $15,000 per month consulting fee, and the issuance of 80,000 $4.50 options with an exercise period of 2 years. 30,000 options vested with the execution of the contract, and the balance vest periodically over the remainder of the contract.

In December 2007, the Company entered into a 2 year service contract with Robert Nelson, to fill the position of Vice President of Manufacturing Engineering. The contract contains an automatic renewal provision for an additional two year term if an express renewal is not reached between Mr. Nelson and the Company prior to the original termination of the contract. In addition, the contract contains a severance clause, whereby a lump sum payment equal to twenty-five percent of Mr. Nelson’s base salary will be immediately due and payable in the event Mr. Nelson’s employment is terminated other than for cause or for other reasons stipulated in the contract. The contract calls for the issuance of 108,000 $5.00 options exercisable over 5 years. The options vest at a rate of 3,000 shares per month and are exercisable for a period of five years. Simultaneous with the issuance of this contract, Mr. Nelson received a restricted stock grant of 36,000 shares of the company’s common stock. The shares vest at a rate of 1,000 shares per month, with provision for immediate vesting based on significant changes in the relative ownership of the company.

Grant from Commonwealth of Pennsylvania: The Company received a grant from the Commonwealth of Pennsylvania for $1.2 million on April 30, 2007. Of that total, $900,000 was in cash for equipment with the remainder for job training and tax credits. Of the total grant, $512,000 was received September 6, 2007 and an additional $150,000 was received on December 17, 2007. Of the total $900,000 there is a remaining balance of $238,000 of cash available for equipment once the Company purchases the equipment and submits the necessary claim to the Commonwealth. The Company has also received job training grants in smaller amounts.

ITEM 8. — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures was not effective as of that date to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which this Annual Report on Form 10-KSB was being prepared. These conclusions were based on the identification of material weaknesses as described below.

We determined that the following material weaknesses existed as of December 31, 2006:

•
Inadequate controls over the process for the identification and implementation of the proper accounting for complex and non-routine transactions, particularly as they relate to accounting for equity based transactions, uncollectible accounts, in-process research and development expense, inventory, foreign currency transactions, calculation of earnings per share, income taxes, completeness and accuracy of required disclosures (footnotes), periodic cutoff procedures and various other adjustments.

•	The Company does not properly segregate duties and restrict access to accounting systems and data, spreadsheets used for critical calculations, and assets were not always properly safeguarded.

•	The Company does not have a comprehensive set of policies and procedures, related to corporate governance, accounting, human resources, and other significant matters.

•
During the audit, we noted numerous items in inventory that contained costing errors. An overall accurate inventory balance is composed of two major components. The first component is proper quantities of goods in inventory and the second is accurate inventory costing. We strongly recommend that the Chief Financial Officer periodically review the inventory listing and compare inventory costs to the invoice amounts to ensure accuracy of the unit costs. This practice should help to ensure that inventories are accurately valued for financial statement purposes.

•
During our audit, we noted that Axion Power International, Inc. does not have a consistent system of taking periodic inventory counts. This is a serious weakness in the system of controls and has the potential for allowing abuse, including fraud and other defalcation, to exist and not be detected. Physical counts of inventory should be performed at least quarterly. The results should be reviewed and reconciled to the system. The inventory listing should be reconciled to the general ledger, with any large discrepancies investigated and explained. Any adjustments, along with the cost of goods sold entries, should be made and a procedure should be implemented to allow for these adjustments to occur on a monthly basis.

Because the material weaknesses described above relating to the Company’s internal control over financial reporting were not remedied as of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. —  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Board of Directors directs the management of the business and affairs of our company as provided in our Certificate of Incorporation, our By-Laws and the General Corporation Law of Delaware. Members of our Board of Directors keep informed about our business through discussions with senior management, by reviewing analyses and reports sent to them, and by participating in board and committee meetings.

Our Board of Directors is divided into three classes of directors that serve for staggered three-year terms. Three of our current board members have been elected to serve for terms that expire on the date of our 2007 annual meeting; three have been elected to serve for terms that expire on the date of our 2008 annual meeting; and two have been elected to serve for terms that expire on the date of our 2009 annual meeting. In light of the fact that we did not hold an annual meeting in 2007, the directors whose terms have expired continue to serve until our next annual meeting, which we anticipate will be held sometime during 2008. At the 2008 annual meeting, we expect to nominate six directors for election, three to serve until the annual meeting in 2010 and three to serve until the annual meeting in 2011. The following table identifies our directors; specifies their respective ages and positions with our company; and specifies the annual meeting when their current term as a board member will expire.

Name	Age	Position	Term expires
Dr. Igor Filipenko	43	Director	2007
Robert G. Averill	68	Director	2007
D. Walker Wainwright	57	Director	2007
Thomas Granville	63	Chief Executive Officer, Director	2008
Dr. Howard K. Schmidt	49	Director	2008
Michael Kishinevsky	42	Director	2008
Glenn Patterson	54	Director	2009
Stanley A. Hirschman	61	Director	2009

Executive officers. The following table identifies our non-director executive officers and specifies their respective ages and positions with the Company.

Name	Age	Position	Contract expires
Andrew Carr Conway Jr.	64	Chief Financial Officer	February 2008
Dr. Edward Buiel	35	Vice President and Chief Technology Officer	September 2010
Dr. Robert F. Nelson	67	Vice President, Manufacturing and Engineering	November 30, 2009

Mr. Conway’s employment automatically renews for an additional six months at the same terms and conditions absent negotiations to change the terms and conditions. There have been no such negotiations.

The following paragraphs provide summary biographical information furnished by our directors and non-director executive officers.

Directors

Dr. Igor Filipenko, M.D. was appointed to our board in February 2004 and reelected at our 2004 annual meeting for a term that will expire on the date of our 2007 annual meeting. Dr. Filipenko was a founder of C and T Co. Incorporated, the original developer of the e3 Supercell technology. In addition to his duties as president of C&T, Dr. Filipenko a principal shareholder in a number of other enterprises, including Oledo Associated S.A., VIK Oil and Vostok Energiya, a group of Ukrainian companies that are engaged in petroleum refining and the import, export and trading of petroleum products, and Laser Plus, an ophthalmologic clinic located in Donetsk, Ukraine. Dr. Filipenko is a 1986 graduate of Donetsk Medical University, Ukraine.

Robert G. Averill is an independent director who was appointed to our board in February 2004 and reelected at our 2004 annual meeting for a term that will expire on the date of our 2007 annual meeting. Mr. Averill is retired and principally involved in personal investments. He served as a director of Implex Corp., a New Jersey based developer and manufacturer of orthopedic implants that he co-founded in 1991 and then sold to Zimmer Holdings, Inc. From 1978 to 1991 Mr. Averill held a variety of executive positions with Osteonics Corp., a developer and manufacturer of orthopedic implants that he co-founded in 1978 and then sold to Stryker Corporation. From 1971 to 1977, Mr. Averill served as a director and held a variety of executive positions with Meditech Inc., a developer and manufacturer of orthopedic implants that he co-founded in 1971 and sold to 3M Corporation in 1975. Mr. Averill holds 28 patents on a variety of orthopedic devices and materials and he is the co-author of several publications in the field of orthopedics. Mr. Averill holds two degrees from the Newark College of Engineering (BS-mechanical engineering, 1962 and MS-engineering management, 1966).

Thomas Granville was appointed to our board in February 2004 and reelected at our 2005 Annual Meeting for a term that will expire on the date of our 2008 annual meeting. Mr. Granville served as the chairman of our Board of Directors from February 2004 through April 2005 when he agreed to accept full-time employment as our chief executive officer. Mr. Granville has served as the president of Gallagher Elevator Company, a New York company that specializes in the installation and maintenance of elevators, escalators, moving walkways and other building transportation products. Mr. Granville also served 15 years as treasurer, 10 years as the president of the National Elevator Industry Inc., a trade association that represents elevator manufacturers and contractors where his duties included labor negotiations for national contracts and oversight duties to a $2.3 billion national pension fund. Mr. Granville has also been a partner, or the general partner of a number of real estate partnerships that owned multi-family housing, commercial real estate and a cable television company. Mr. Granville is a 1967 graduate of Canisus College. (BA-Business Administration).

Michael Kishinevsky is an independent director who was elected at our 2005 Annual Meeting for a term that will expire on the date of our 2008 annual meeting. Mr. Kishinevsky is a Canadian lawyer who principally engaged in the practice of corporate and commercial law for 10 years, with a particular emphasis on the needs of Toronto’s Russian speaking population. For five years Mr. Kishinevsky served as general legal counsel for C&T, the original developer of Axion’s base technology. Mr. Kishinevsky currently serves as a Director of Sunrock Consulting Ltd., a company he co-founded in 1995 that specializes in the import and distribution of carbon black and synthetic rubber. He is also the President and Director of SunBoss Chemicals Corp., a corporation specializing in chemical additives for the custom rubber mixing industry. Mr. Kishinevsky is a 1989 graduate of the University of Calgary (B.Sc. in Cellular, Molecular and Microbial Biology and B.Sc. in Psychology) and a 1993 graduate of the University of Ottawa School of Law. Mr. Kishinevsky was called to the bar in the Ontario courts in 1995 and is a member of the Law Society of Upper Canada.

Dr. Howard K. Schmidt, PhD. is an independent director who was appointed to our board in April 2005 and reelected at our 2005 Annual Meeting for a term that will expire on the date of our 2008 annual meeting. Dr. Schmidt is presently employed the Executive Director of the Carbon Nanotechnologies Laboratory (the “CNL”) at Rice University in Houston, Texas, a post he has held since September 2003. Dr. Schmidt is an expert in the field of carbon nanotechnology and single-wall carbon nanotubes. At the CNL, Dr. Schmidt is responsible for developing and managing key federal and industrial relationships to drive emerging applications for carbon nanotubes. Before joining the CNL, Dr. Schmidt operated Stump Partners, a Houston-based consultancy firm and was involved in two Internet ventures. In 1989, Dr. Schmidt founded SI Diamond Technologies, Inc., a company that received the prestigious R&D 100 Award from Research and Development Magazine in 1989; went public in 1993; and recently changed its name to Nano-Proprietary, Inc. Dr. Schmidt holds two degrees from Rice University (BS-Electrical Engineering, 1980 and PhD-Chemistry, 1986).

Glenn Patterson is an independent director who was appointed to our board in February 2003 and is currently elected to serve until our 2009 annual meeting. Until November 2004, Mr. Patterson served as president of Oregon Electric Group, an industrial, commercial, power (including distribution systems) and technology services contractor based in Portland, Oregon. During Mr. Patterson’s tenure as president, Oregon Electric grew from $16 million in sales in 1994 to $127 million in sales in 2000. In September 2001, Oregon Electric was sold to Montana-Dakota Resources, whose major subsidiaries includes major electrical power generating, utility and distribution companies with operations in 40 states. Mr. Patterson graduated summa cum laude from Willamette University (BS-Economics) in 1975.

Stanley A. Hirschman was elected to the board and an independent director at our 2006 annual meeting serving for a three-year term that will end on the date of our 2009 annual meeting. He is President of CPointe Associates, Inc., a Plano, Texas. He is an investment due diligence specialist and works regularly with public companies dealing with the difficulties of the balance between increased regulatory requirements and reasonable corporate governance. He has served on boards of several public companies and is currently a director of South Texas Oil Co. and former chairman of Mustang Software, Inc. While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase shareholder value resulting in the successful acquisition of the company by Quintus Corporation.

Mr. Hirschman’s client list has included GameStop, Nortel, Dalrada Financial Corp, The Longview Funds, Earthlink, Aiirmesh Communications, Bravo Foods International and Retail Highway. Prior to establishing CPointe Associates, Mr. Hirschman was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996. Mr. Hirschman also held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic.

Mr. Hirschman is a member of the National Association of Corporate Directors, the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance.  He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

D. Walker Wainwright is an independent director who was appointed to our board January 15, 2007. Mr. Wainwright was elected to fill a vacancy on our board of directors created by the concurrent resignation of John Petersen, who continued to serve as corporate counsel. He is the founder and chief executive of Wainwright & Co. LLC, an independent financial advisory firm and investment manager. The Firm’s activities include the identification and assessment of hedge fund investments, the monitoring of these investments and the creation of proprietary hedge fund portfolios. In this respect, the Firm works with investment management firms, not-for-profit organizations and family offices as an independent consultant to create client-specific solutions. Wainwright & Co. also researches and reviews private investments, including private equity funds, to assist in determining their suitability for specific accounts or portfolios. Hedge fund portfolios for which Mr. Wainwright serves as manager or advisor currently have an aggregate value of $200 million. The Firm also provides corporate finance advice on a selective basis to individuals or corporate entities. Formerly a Managing Director in investment banking at Smith Barney, Inc. and at Kidder, Peabody & Co., Mr. Wainwright has over 30 years’ consulting, banking and investment banking experience. Having directed Kidder’s investment banking efforts in the Asia Pacific Region, he has extensive international experience and has lived in Australia and Lebanon. Mr. Wainwright began his career at Chemical Bank and, subsequently, Schroders. He is a graduate of Stanford University (A.B. - 1972) and of Columbia University (M.B.A. - 1976).

Executive officers

Andrew Carr Conway, Jr. was appointed Chief Financial Officer on September 27, 2007. Mr. Conway is a Certified Public Accountant, Forensic Certified Public Accountant, Certified Fraud Examiner, and Certified Financial Investigator. For the last ten years Mr. Conway has been in private practice examining violations of GAAP and investigating misappropriations of corporate assets. Mr. Conway retired from the SEC December 30, 1997 where he worked both in the Division of Corporation Finance and the Division of Enforcement, as those functions are conducted in the SEC’s regional offices. Prior to Mr. Conway’s service with the SEC he served in a wide variety of different functions for the Internal Revenue Service until transferring to the SEC January 7, 1984. Mr. Conway has a total of over forty years of investigative and examination experience including service as an expert witness by deposition and appearance at trial. Mr. Conway graduated from Abilene Christian University in 1967 with a degree in accounting.

Dr. Edward Buiel, PhD. was appointed chief of research and development in September 2005. Before joining our company, Dr. Buiel served for 3-1/2 years as project leader for the Energy Storage Group of Meadwestvaco Corporation, one of the largest producers of activated carbon in the world. In this position Dr. Buiel’s team focused on developing activated carbon materials for electrochemical applications including Lithiumion batteries, organic ultracapacitors, and asymmetric lead-carbon capacitors. His responsibilities included managing a USCAR-Advanced Battery Consortium project to develop activated carbon materials for hybrid electric vehicle energy storage systems and managing a joint program with Sandia National Laboratories to develop lead-carbon capacitors for grid-connected energy storage systems. Previously, Dr. Buiel worked for nine months as a senior software engineer for Vasocor, Inc. and for 2-1/2 years as a Senior Research Engineer for the Automotive Carbon Group of Meadwestvaco Corporation. Dr. Buiel is a 1994 graduate of Queen’s University, Kingston, Ontario, where he earned a Bachelor of Science in Engineering and Physics, and a 1998 graduate of Dalhousie University, Halifax, Nova Scotia, where he earned a PhD in Physics and wrote his doctoral thesis on “The Development of Disordered Carbon Materials as Anode Materials for Li-ion Battery Applications.”

Dr. Robert F. Nelson, PhD. joined Axion as Vice President of Manufacturing Engineering in December 2007. Before joining Axion, Dr. Nelson worked for Firefly Energy, Inc. as a Technical Advisor and Senior Vice President of Engineering for 4-1/2 years. His primary function at Firefly was to implement the development and testing of valve-regulated lead-acid (VRLA) cells and batteries. Before Firefly, Dr. Nelson was an independent consultant for six years, working with some 45 companies on materials and designs of VRLA batteries. Previous positions include three years at Bolder Technologies (1994-1997), three years at the International Lead Zinc Research Organization (where he organized and managed the Advanced Lead-Acid Research Organization, ALABC, from 1991 to 1994), one year at Portable Energy Products (a lead-acid startup company) and 13 years with Gates Energy Products, the innovator of VRLA technology. Over these 30 years, Dr. Nelson has five patents, has given invited presentations at some 35 international conferences and published 38 research papers in refereed journals. Before this, he spent 11 years in teaching and research, lastly at the University of Georgia (1972-1977). Dr. Nelson is a 1963 graduate of Northwestern University with a B.A. in Chemistry (cum laude) and a 1967 graduate of the University of Kansas with a Ph.D. in Analytical Chemistry. During his academic career he gave presentations at over 30 international conferences and published more than 35 refereed papers dealing with organic electrochemistry.

Presiding director

Our Chief Executive Officer, Thomas Granville, acts as the presiding director at meetings of our Board of Directors. In the event that Mr. Granville is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the chairmen of each of the committees of our Board of Directors.

Corporate governance

Our Board of Directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our Board of Directors is working to adopt and implement many “best practices” in the area of corporate governance, including separate committees for the areas of audit and compensation, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management and directors, among other things.

Code of  business conduct and ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which has been distributed to all directors, officers, and employees and will be given to new employees at the time of hire. The Code of Business conduct and Ethics contains a number of provisions that apply principally to our President, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Information” section of our website at www.axionpower.com. We intend to disclose any amendments or waivers of our Code of Business Conduct and Ethics on our website.

Communications with the Board of Directors

Stockholders and other parties who are interested in communicating with members of our Board of Directors, either individually or as a group may do so by writing to Thomas Granville, c/o Axion Power International, Inc, 3601 Clover Lane, New Castle, Pennsylvania, 16105. Mr. Granville will review all correspondence and forward to the appropriate members of the Board of Directors copies of all correspondence that, in the opinion of Mr. Granville, deals with the functions of the Board of Directors or its committees or that he otherwise determines requires their attention. Concerns relating to accounting, internal controls or auditing matters should be immediately brought to the attention of our Audit Committee and will be handled in accordance with procedures established by that committee.

Director independence

Our Board of Directors has determined that six of our directors would meet the independence requirements of the American Stock Exchange if such standards applied to the Company. In the judgment of the Board of Directors, Dr. Filipenko, and Mr. Granville do not meet such independence standards. In reaching its conclusions, the Board of Directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions.” Our Board of Directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Board committees

Audit Committee— Our Board of Directors has created an Audit Committee that presently consists of Mr. Patterson, Mr. Hirschman and Dr. Schmidt. Mr. Patterson serves as chairman of the audit committee. All members have a basic understanding of finance and accounting, and are able to read and understand fundamental financial statements. The Board of Directors has determined that all members of the Audit Committee would meet the independence requirements of the Amex if such standards applied to our company. Our Board of Directors has also determined that based on education and work history, Messrs. Patterson and Hirschman meet the definition of an “Audit Committee Financial Expert” as established by the Securities and Exchange Commission. The Audit Committee has the sole authority to appoint, review and discharge our independent auditors. The Audit Committee reviews the results and scope of the audit and other services provided by our independent auditors, as well as our accounting principles and its system of internal controls, reports the results of their review to the full Board of Directors and to management and recommends to the full Board of Directors that the our audited consolidated financial statements be included in the our Annual Report on Form 10-KSB.

Compensation Committee— Our Board of Directors has created a compensation committee that presently consists of Messrs Averill, Patterson, Kishinevsky and Wainwright. Mr. Averill serves as chairman of the compensation committee. The compensation committee exercises our Board’s authority concerning compensation of the executive management team, non-employee directors and the administration of our stock-based incentive compensation plans. The Compensation Committee typically meets in separate sessions independently of board meetings. The Compensation Committee typically schedules telephone meetings as necessary to fulfill its duties.  The chairman establishes meeting agendas after consultation with other committee members and Mr. Thomas Granville, our CEO. Subject to supervision by the full Board of Directors, the compensation committee administers our 2004 Incentive Stock Plan. Our CEO and other members of management regularly discuss our compensation issues with Compensation Committee members. Subject to Compensation Committee review, modification and approval, Mr. Granville typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The Compensation Committee establishes all bonus and equity incentive awards for Mr. Granville in consultation with other members of the management team. Our Board of Directors has determined all members of the compensation committee would meet the independence requirements of the Amex if such standards are applied to us.

Technology Committee— Our Board of Directors has created a Technology Committee that consists of Dr. Schmidt and Messrs. Averill and Granville. Dr. Schmidt serves as chairman of the technology committee. The technology committee provides board-level oversight, guidance and direction to our research and development staff, supervises the activities of our Technical Advisory Board, evaluates and makes recommendations with respect to the acquisition and licensing of complementary and competitive technologies and supervises the activities of our intellectual property lawyers.

Nominating Committee— Our Board of Directors does not have a separate nominating committee, and has determined that it is appropriate for the entire Board of Directors to serve that function for the time being. With respect to Director nominees, our Board of Directors will consider nominees recommended by stockholders that are submitted in accordance with our By-Laws. The process for receiving and evaluating director nominations from stockholders is described below.

Board meetings and attendance

During the year ended December 31, 2006, the Board of Directors held 7 meetings, the Audit Committee held 21 meetings; the Compensation Committee held 2 meetings; and the Technology Committee held one meeting. During the year ended December 31, 2006, Dr. Igor Filipenko and Mr. Kishinevsky attended less than 75% of all Board of Directors meetings that required their attendance.

We encourage all members of the Board of Directors to attend our annual stockholders meetings and six of our seven board members attended the 2004 Annual Meeting, seven of our eight board members attended the 2005 Annual Meeting and seven of our eight board members attended the 2006 Annual Meeting.

Board nominations

Stockholders wishing to bring a nomination for a director candidate before a stockholders meeting must give written notice to our Corporate Secretary, either by personal delivery or by Untied States mail, postage prepaid. The stockholder’s notice must be received by the Corporate Secretary not later than (a) with respect to an Annual Meeting of Stockholders, 90 days prior to the anniversary date of the immediately preceding annual meeting, and (b) with respect to a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of the meeting is first given to stockholders. The stockholder’s notice must set forth all information relating to each person whom the stockholder proposes to nominate that is required to be disclosed under applicable rules and regulations of the SEC, including the written consent of the person proposed to be nominated to being named in the proxy statement as a nominee and to serving as a director if elected. The stockholder’s notice must also set forth as to the stockholder making the nomination (i) the name and address of the stockholder, (ii) the number of shares held by the stockholder, (iii) a representation that the stockholder is a holder of record of stock of the Company, entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person named in the notice, and (iv) a description of all arrangements or understandings between the stockholder and each nominee.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the Section 16(a) reports furnished to us and written representations that no other reports were required to be filed pursuant to Section 16(a) and the related rules of the SEC, for transactions occurring in fiscal year 2006, our officers, directors and holders of more than 10% of our common stock filed all Section 16(a) reports on a timely basis, other than as described below. For transactions occurring in fiscal year 2006, one or more Forms 4 (Statement of Changes of Beneficial Ownership) was inadvertently filed late for each of the following persons, as indicated: Mr. Thomas Granville, a member of our Board of Directors (two filings disclosing a total of four transactions); Mr. Glenn Patterson, a member of our Board of Directors (three filings disclosing a total of six transactions); Mr. John Peterson, who was serving as a member of our Board of Directors for 2006 and resigned effective January 15, 2007 (four filings disclosing a total of 13 transactions); and Mr. Robert Averill, a member of our Board of Directors (twelve filings disclosing a total of one hundred thirty-four transactions).

Item 10.— EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to the year ended December 31, 2006.  The Named Executive Officers are as shown. We did not have any non-equity incentive plans, pension plans or deferred compensation plans during the year ended December 31, 2006.

			Salary	Bonus	Stock Awards	Option Awards	Total All Other Compensation	Total
			(1)	(2)	(3)	(4)	(5)	Compensation
	Notes	Year	$	$	$	$	$	$

Thomas Granville	(8)	2006	252,000	356,700	200,000	412,687	174,184	1,395,571

Edward Buiel		2006	132,000		937,500	288,366	28,039	1,385,905
Peter Roston		2006	122,570			138,182		260,752
(Aka: Thornbridge Capital)			(7)
Michael Courtade	(6)	2006	18,000				604	18,604
Charles Mazzacato		2006	125,000			124,364		249,364

(Aka: Emergency Powers Inc) (7)

1.
Salaries are presented as the contractual amount earned for the year, regardless of date of payment. Dr. Buiel’s salary includes a $12,000 contractual retroactive adjustment, for the period from October 2006 to December 2006, but paid in January 2007.

2.
Discretionary bonuses not made pursuant to any bonus plan. On February 6, 2006 Tom Granville was awarded a $56,700 cash bonus to be paid in quarterly installments. In December 2006, Mr. Granville was awarded a cash bonus of $300,000. $225,000 was paid during the first quarter of 2007 and the remainder on May 19, 2007.

3.
In December 2006, Mr. Granville was awarded a cash bonus of $200,000 with the understanding that he would invest $200,000 in the Company’s Private Placement Offering. A non-cash payment was effected to accommodate the purchase of 20,000 shares of Series A Preferred Stock on December 29, 2006.

On December 29, 2006 Edward Buiel received 250,000 restricted shares of the Company’s common stock pursuant to his December 2006 employment contract. The shares are issued under the Company’s Incentive Stock Option plan and will vest in December 2009. Edward Buiel’s stock award in 2006 covers work to be performed through 2009. If Dr. Buiel leaves the employ of the Company before the end of 2009 he does not receive the award.

4.
In April 2005, Thomas Granville was awarded 180,000 options pursuant to his employment agreement. The options have an exercise price of $2.50 per share, vest at the rate of 7,500 per month and are exercisable 5 years from vest date. The options are valued at $225,000. $112,500 is being reported as compensation for 2006, consistent with the modified prospective transition method pursuant with FAS 123R. In February 2006, Tom Granville was awarded 500,000 3-year options with an exercise price of $6.00 per share. 400,000 of these options vested during 2006 with the balance of 100,000 options triggered to vest upon five separate performance objectives related to the shipment of the newly developed e3 Supercell batteries. The options are valued at $300,187.

In February 2006 Edward Buiel was issued 35,000 3-year options with an exercise price of $6/share, 10,000 of these options vested during 2006 with the balance to vest upon five separate performance objectives related to the shipment of newly developed E3 supercell batteries, now identified as our proprietary lead/carbon (PbC) devices. The options are valued at $20,994. In December 2006, Edward Buiel was awarded 100,000 options pursuant to his 2006 employment agreement. The options have an exercise price of $3.75 per share, vest 50,000 per year in December 2009 and 2010 and are exercisable for 5 years from vest date. The options are valued at $267,372 The assumptions used in the calculation of fair values of stock option awards are set forth under the note captioned “Equity Compensation” in the footnotes to the to the Consolidated Financial Statements in this report.

In July 2004, pursuant to their employment contracts, option awards were granted to Mr. Roston in the amount of 200,000 and Mr. Mazzacato in the amount of 240,000. The awards were valued at $552,729 USD & $663,274 USD respectively. The table reflects the value of the award being reported as compensation for 2006, consistent with the modified prospective transition method pursuant with FAS 123R.

Options awards require the Officer to remain in the employ of the Company through the period on which the options vests.

5.	Mr. Granville received perquisites in the amount of $9,000 and Other Compensation gross ups to cover the payment of taxes amounting to $165,184.

Dr. Buiel received perquisites in the amount of $28,039.

6.
Michael Courtade was paid through an employment agency without a signed employment agreement. His salary noted above is an estimate of his actual earnings. Mr. Courtade served as CFO starting October 20, 2006 while Mr. Roston served as CFO for the earlier part of the year.

7.	Mr. Roston and Mr. Mazzacato’s contract amounts are converted in U.S. Dollar, using an exchange rate of .88206CAD = 1 USD

8.
Of the compensation total listed above, approximately $ 608,700 related to Mr. Granville’s employment were remitted to Gallagher Elevator Co. (Gallagher) under an agreement whereby Mr. Granville’s services are provided to us through Gallagher.

We have entered into executive employment agreements with Thomas Granville, Edward Buiel, Peter Roston, Charles Mazzacato, Andrew Carr Conway, Jr. and Robert Nelson. These agreements generally require each executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of our executives will participate, without cost, in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties.

Under the terms of his employment agreement effective April 2005, which has a term of two years, Mr. Granville receives an annual salary of $261,000, bonuses as determined by the compensation committee and an option to purchase 180,000 shares of our common stock at a price of $2.50 per share that vests over 24 months beginning in April 2005. In April 2007, his agreement was automatically extended for another 24 months through April 2009 with no change in terms. As described above, cash remuneration to Mr. Granville is paid to Gallagher.

Under the terms of his employment agreement effective September 2005, which has a term of three years, Mr. Buiel receives an annual salary of $120,000 and bonuses as determined by the compensation committee. In addition, Mr. Buiel receives an option to purchase 90,000 shares of our common stock at a price of $4.00 per share that vest over three years from September 2005 and 6,000 shares of restricted common stock that vest over six months from September 2005. In December 2006, Mr. Buiel was promoted to the post of Vice President and Chief Technology Officer. Pursuant to his promotion, a new employment agreement was approved retroactive to October 2006 in which Mr. Buiel receives an annual salary of $168,000 and bonuses as determined by the compensation committee. In addition, Mr. Buiel receives an option to purchase 100,000 shares of our common stock at a price of $3.75 per share that vest over two years commencing December 2008 and 250,000 shares of restricted common stock that fully vest in December 2009.

Under the terms of his employment agreement effective July 2004, which had a term of four years, Mr. Roston received an annual salary of $145,000 (Cdn.), bonuses as determined by the compensation committee and an option to purchase 200,000 shares of our common stock at a price of $4.00 per share that vests over four years beginning in July 2005. His employment agreement ceased and the related options forfeited unvested when he was terminated for cause in 2006. Mr. Roston subsequently filed a lawsuit for the full amount of compensation and benefits provided for as express remedies for breaches in his employment agreement. The Company determined the range of potential loss to be CAD $250,000 to CAD $275,000, however the risk of loss as a result of this lawsuit is considered by the Company to be remote as that term is used in Statement of Financial Accounting Standards number 5, “Accounting for Contingencies” (FASB 5).

Under the terms of his employment agreement effective July 2004, which had a term of four years, Mr. Mazzacato received an annual salary of $185,000 (Cdn.), bonuses as determined by the compensation committee and an option to purchase 240,000 shares of our common stock at a price of $4.00 per share that vests over four years beginning in July 2005. His employment agreement ceased and the related options forfeited unvested when he resigned from the Company in 2006.

Under the terms of his employment agreement effective August 2007, which has a term of six months, Mr. Conway receives an annualized salary of $180,000, bonuses as determined by the compensation committee and an option to purchase 80,000 shares of our common stock at a price of $4.50 per share. 30,000 options vested with the execution of the contract, and the balance vest periodically over the remainder of the contract. The contract automatically renews for an additional six month term if an express renewal is not reached between Mr. Conway and the Company.

Under the terms of his employment agreement effective December 2007, which has a term of two years, Mr. Nelson receives an annual salary of $132,000 and bonuses as determined by the compensation committee. In addition, Mr. Nelson receives an option to purchase 108,000 shares of our common stock at a price of $5.00 per share and 36,000 shares of restricted common stock, each that vest over three years from the effective date of his employment agreement.

We have no retirement plans or other similar arrangements for any directors, executive officers or employees.

Outstanding Equity Awards At Fiscal Year-End Table

Option Awards	Stock Awards

			Equity Incentive Plan Awards					Equity Incentive Plan Awards
	Non-Plan
	Number of shares underlying unexercised options						Market		Market
						Number	Value	# Shares	Value
Name	# Exercisable	# UnExercisable	Unearned	Exercise Price	Expiration Date	Shares or units of stock that have not vested		Unearned shares, units, or other rights that have not vested		Footnotes
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Granville,
Tom		0	2,200	$5.6	2/2/2009					Director's plan award - Fully vested

										Issued pursuant to April 2005 Executive
										Employment Agreement. Options
	150,000	30,000		$2.5	varies through 4/30/12					Expire 5 years after monthly vest date
										Non-Plan Performance-based award
										granted by the Compensation
										Committee Feb 2006 - Vesting is
	400,000	100,000		$6	2/10/2009					contingent upon future events

										Issued pursuant to Sept 2005 Executive
Buiel,										Employment Agreement. Options expire
Edward	40,000	50,000		$4	varies through 8/31/13					5 years after monthly vest date
										Restricted Stock Grant issued pursuant to
										Dec 2006 Executive Employment
										Agreement - Lump sum Vesting Date
								250,000	$937,500	12/29/2009
										Non-Plan Performance-based award
										granted by the Compensation
										Committee Feb 2006 - Vesting is
	15,000	20,000		$6	2/10/2009					contingent upon future events

										Options issued pursuant to Dec 2006
										Executive Employment Agreement.
	0	50,000		$3.75	12/29/2015					Lump sum vesting date - 12/29/2009

										Options issued pursuant to Dec 2006
										Executive Employment Agreement.
	0	50,000		$3.75	12/29/2016					Lump sum vesting date - 12/29/2009

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during 2006.

Post-Termination Compensation

We have not entered into change in control agreements with any of our Named Executive Officers or other members of the executive management team. Awards of equity incentives under our 2004 Incentive Stock Plan and awards of options under our 2004 Outside Directors Stock Option Plan do not provide for immediate vesting upon a change in control.   However, the Compensation Committee has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards.  A “change in control” is generally defined as (i) the acquisition by any person of 30% or more of the combined voting power of the Company’s outstanding securities, or (ii) the occurrence of a transaction requiring shareholder approval and involving the sale of all or substantially all of the Company’s assets or the merger of the Company with or into another corporation.

Director Compensation

The members of our Board of Directors are actively involved in various aspects of our business ranging from relatively narrow board oversight functions to providing hands-on guidance to our executives and scientific staff with respect to matters within their personal experience and expertise. We believe that the active involvement of all board members in our principal business and policy decisions increases our Board of Director’s understanding of our needs and improves the overall quality of our management decisions. In recognition of the substantial time and personal effort that we require from our board members, we have adopted director compensation policies that provide for higher director compensation than is typically found in companies at our early stage of development.

Only independent directors are compensated separately for service as members of our Board of Directors. Each of our independent directors received the following compensation for the period April 2006 through April 2007:

•	A basic annual retainer of $25,000 for service as a board member;

•	A supplemental retainer of $6,000 for service as chairman of audit committee or technology committee, and supplemental annual retainer $4,000 for service as chairman of any other board committee

•	A supplemental annual retainer of $3,000 for service as a committee member

•	A meeting fee of $1,500 per day for each board or committee meeting attended in person or $500 for each board or committee meeting attended by telephone; and

•	Reimbursement for all reasonable travel, meals and lodging costs incurred on our behalf.

At our 2004 Annual Meeting, our stockholders ratified a stock option plan for independent directors that authorized the issuance of options to purchase $20,000 of our common stock for each year of service as a director of our company. At our 2005 Annual Meeting, the number of shares reserved for issuance under the outside directors’ stock option plan was increased to 500,000.

We have issued, for the years ended December 31, 2006, 2005 and 2004, 60,000, 70,000 and 54,000 respectively of options pursuant to our director’s stock option plan. Of this total, no options were exercised during the year ended December 31, 2006, 52,035 options are currently vested and exercisable at a weighted average price of $5.11 per share, and 88,000 options are unvested and will be exercisable at a weighted average price of $3.60 per share.

Director Compensation Table

The following table provides information regarding compensation paid to non-employee directors for services rendered during the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)
Thomas Granville	0	(1)								0
John Petersen Fefer & Petersen, Attorneys				193,449	(2)			319,955	(3)	513,404
Dr. Igor Filipenko				9,120	(5)					9,120
Robert G. Averill	38,500			9,120	(5)					47,620
Dr. Howard K. Schmidt	58,000			16,740	(5)					74,740
Michael Kishinevsky	31,000			8,650	(5)					39,650
Glenn Patterson	45,500			39,097	(5)					84,597
Stanley A. Hirschman	28,056			35,840	(5)					63,896
Joe Souccar	15,778			3,257	(5)					19,035

(1)	See Executive Compensation Table

(2)
John Petersen, the Company’s legal counsel, served as a member of our Board of Directors through January 15, 2007. John did not receive payment for serving as a member of the Board. All payments, both cash and non-cash were made to either his company, Fefer Petersen & CIE, Attorneys at Law, or his affiliates. On February 6, 2006, the compensation committee granted Fefer Petersen & CIE 240,000 3-year fully vested options for John’s exceptional efforts and achievements since April 2005. An additional 120,000 3-year options were granted pursuant to his 2006 retainer agreement; these options vested monthly over the course of 2006. The 360,000 grant, has an exercise price of $6.00 per share and are valued at $193,449.

(3)
During 2006, while John Petersen served as a member of the Board of Directors, Fefer & Petersen, Attorneys at Law, billed the company $319,955 for services related to their 2006 retainer agreement. The amount was paid in full during 2006, and includes a non cash settlement of $107,100 towards his 2005 subscription to purchase common stock.

(4)
Director’s awards issued pursuant to the Corporation’s Outside Directors’ Stock Option plan provides for the issuance of $20,000 of the Corporation’s common stock to newly elected independent directors for each year of their contemplated service. In 2006, Glenn Patterson and Stan Hirschman were each issued 5-year options to purchase 30,000 of the Company’s common stock. The options have an exercise price of $2.00 per share and vest over a three year period. The options are exercisable through the fifth anniversary of each vesting date. The options are valued using the Black-Scholes-Merton option pricing model, each at $35,840. In addition, Mr. Patterson’s compensation includes $3,257 in compensation during 2006 from the Corporation’s Outside Directors’ Stock Option grant of April 2005, which compensation is being reported consistent with the modified prospective transition method, pursuant with FAS 123R.

(5)
Amounts entered as compensation relate to prior years’ Outside Directors’ Stock Option Plan awards, and are being reported consistent with the modified prospective transition method, pursuant with FAS 123R.

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We had 18,157,060 shares of common stock, 137,500 shares of Senior Preferred Stock and 822,997 shares of Series A Preferred Stock outstanding on the date of this report. The following table sets forth certain information with respect to the beneficial ownership of our securities as of February 29, 2008, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on SEC rules that require us to identify all securities that exercisable for or convertible into shares of our common stock within 60 days of February 29, 2008 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by footnotes, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Axion Power International, Inc. 3601 Clover Lane, New Castle PA 16105.

	Common Stock	Preferred Conversion (1)	Warrant & Options (2)	Combined Ownership	Percentage

Quercus Trust 1835 Newport Blvd A109 - PMB 467 Cosa Mesa, CA 92627	1,904,762	-	2,857,143	4,761,905	22.7%
Trust for the Benefit of the Shareholders of Mega-C Power Corp c/o Cecilia L Rosenauer Ltd 510 W Plumb Lane Suite A Reno NV 89509	5,385,002	-	-	5,385,002	29.7%
Fursa Master Global Event Driven Fund LP 200 Park Avenue, 54th Floor New York, New York 10166	-	1,946,941	-	1,946,941	9.7%
Directors and Named Executive Officers:				-
Averill, Robert	792,901	1,555,823	789,464	3,138,188	15.3%
Glenn Patterson	915,030	1,196,724	577,388	2,689,142	13.5%
Peterson, John	217,500	1,009,170	369,900	1,596,570	8.2%
Granville, Tom	421,300	194,694	582,200	1,198,194	6.3%
Filipenko, Igor	785,900	316,889	74,311	1,177,100	6.4%
Buiel, Edward	31,000	-	122,500	153,500	0.8%
Conway	-	-	80,000	80,000	0.4%
Wainwright, Walker	-	-	40,000	40,000	0.2%
Schmidt, Howard	-	-	18,000	18,000	0.1%
Hirschman, Stan	-	-	10,000	10,000	0.1%
Nelson , Robert	5,000	-	18,000	23,000	0.1%
Kishinevsky	-	-	10,000	10,000	0.1%
Directors and officers as a group
(12 persons)	3,168,631	4,273,300	2,691,763	10,133,694	40.3%

Note: Information in the above table comes from Company records & does not reflect the beneficial ownership which our Officers and Directors have in the Trust funds listed above.

(1)	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder.

(2)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholder that are presently exercisable or will become exercisable within 60 days.

(3)
Includes 956,759 shares held by Dr. Igor Filipenko and 220,341 shares held by his wife, including 175,000 shares of common stock and 45,341 shares issuable upon the conversion of 6,100 shares of preferred stock.

(4)
Includes 13,000 shares of common stock held by Mr. Petersen, 4,500 shares of common stock held by Mr. Petersen’s wife, and 200,000 shares of common stock deposited in a segregated account at Credit Suisse under the dual signature control of John Petersen and Stephan Seigenthaler. Mr. The shares are pledged as collateral security for a second mortgage on Mr. Petersen’s principal residence. Mr. Petersen retains the sole power to vote and make decisions respecting the sale or other disposition of the Axion shares. However Mr. Siegenthaler is entitled to receive full payment of his second mortgage before Mr. Petersen will be entitled to receive any sale proceeds. Under the terms of the applicable agreements, after the second mortgage has been paid in full, Mr. Siegenthaler will have the right to purchase 10% of any equity securities remaining in the account for a predetermined price of $3 per share.

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Technology acquisition

In connection with the purchase of C&T, C&T agreed to transfer technology underlying our proprietary lead/carbon (PbC), battery technology to us in exchange for 1,562,900 warrants that were exercisable at $2.00 per share until January 2007. This agreement was subject to and conditioned upon our payment of the balance of the license fees provided for in the original license agreement with APC. At December 31, 2004, the unpaid balance of our obligation to C&T was $1,100,500. In March 2005, we paid $100,500 in cash and issued 100,000 shares of senior preferred stock to C&T in full and final settlement of all amounts due under the technology license and acquisition agreements. C&T then distributed the shares of our senior preferred stock to its shareholders.  During the year ended December 31, 2006, the term of the warrants granted were modified. The modification resulted in additional expense of approximately $342,000, which has been classified as research and development expense. The warrants expired December 31, 2007.

In connection with the acquisition of C&T stock, the Company was granted the option to purchase certain tangible personal property owned by C&T labs, Inc., an affiliate of C&T, for the appraised value up to a year subsequent to the transaction. In April 2006 the option was exercised and the Company took ownership of the equipment and a liability for approximately $84,000 was recorded related to the purchase. The liability remains unpaid as of the date of this report.

Transactions with directors

--Robert Averill—financing transactions-2006. Mr. Averill was one of the original founders of APC. During the first quarter of 2006, Mr. Averill loaned us $1,000,000 under the terms of a one-year promissory note that bore interest at the rate of 10% per annum, requires monthly payments of accrued interest, and was secured by a lien on all of our property. Over the course of the year 2006, Mr. Averill continued to advance monies to the company, increasing the loaned amount to $1,955,000, with interest rates ranging from 10-12%. The interest rate varied because of different loans and interest rate escalators under certain circumstances. Accrued interest from these loans amounted to $127,260 during 2006. By the terms of these loans, he received 345,000 common stock purchase warrants with a debt discount valued at $127,243 in 2006. Mr. Averill was eligible to receive an additional 230,000 3-year warrants at an exercise price of $6 per share from these loans through the date of extinguishment in November 2007. Some of his loans were convertible into offering units at a price of $2.50 per unit, consisting of one share of common stock and one five year warrant to purchase one share of common stock at a price of $4.00 per share. Mr. Averill elected not to exercise this feature; instead, he converted $1,645,000 of his loans plus interest into Series A Preferred Stock during the fourth quarter of 2006, and carried over $428,675 of principle plus $8,585 of interest into 2007.

--Robert Averill—financing transactions 2007-During 2007, Mr. Averill continued to advance monies to the company in the amount of $1,267,751. From the 2007 loan agreements, Mr. Averill earned 136,000 3-year warrants at an exercise price of $6.00 per share, and 61,290 5-year warrants at an exercise price of $2.35 per share. $115,000 of these loans were repaid in September 2007 and the balance of these loans, including the 2006 carryover, was extinguished along with $70,335 in interest by conversion into a $1,800,000 Private Placement Secured Bridge Loan, with the Company on November 27, 2007. This short term bridge loan earns interest at a rate of 14%, origination fees of $8,000 (on each $100,000) over a 4 month period, and the 61,290 warrants as referenced above. The $1.8M loan has an initial maturity date of March 2008.

--Glenn Patterson—financing transactions. In April 2006, Mr. Patterson loaned us $100,000 on a short-term note.
Over the year 2006, Mr. Patterson continued to advance monies to the company, increasing the loaned amount to $1,105,000, with interest rates ranging from 10-12%. The interest rate varied because of different loans and interest rate escalators under certain circumstances. Accrued interest from these loans amounted to $43,577 during 2006. By the terms of these loans, he received 353,113 common stock purchase warrants with a debt discount valued at $93,334. Some of his loans were convertible into offering units at a price of $2.50 per unit, consisting of one share of common stock and one five year warrant to purchase one share of common stock at a price of $4.00 per share. Mr. Patterson elected not to exercise this feature; instead, he converted $1,080,000 of his loans plus interest into Series A Preferred Stock during the fourth quarter of 2006. $72,124 principle and $2,114 interest carried over into 2007 and was paid on January 25, 2007 prior to the maturity date of his loans. In December 2007, Mr. Patterson loaned the Company $92,000 pursuant to the Company’s Private Placement Secured Bridge Loan offering, earning interest at 14% per annum, origination fees of $8,000 over 3 ½ months, and 3,405 5-year warrants at an exercise price of $2.35 per share. This short term bridge loan has an initial maturity date of March 2008.

Glenn Patterson--compensatory transactions. During 2006, Mr. Patterson received 30,000 director’s stock options with an exercise price of $2.00 per share, valued at $35,840. The options vest at a rate of 10,000 shares per year and are exercisable over a 5 year period from vest date.

Tom Granville-compensatory transactions:  In February 2006, Mr. Granville, was granted an option to purchase 500,000 shares of common stock at an exercise price of $6.00. Of this total 300,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next one to three years. These options are valued at $300,187 utilizing the Black-Scholes-Merton option pricing model with $259,027 of compensation recorded in 2006. In December 2006, Mr. Granville received a $200,000 non-cash bonus toward the purchase of 20,000 shares of the Company's Series A Preferred Stock.  For services rendered partially in 2005 and during 2006, the Company paid Gallagher Elevator, a company in which Mr. Granville owns a minority interest, approximately $608,700 (of which $300,000 was actually paid in the first half of 2007) as part of an employee lease arrangement to secure the services of Mr. Granville as our Chief Executive Officer, none of which was paid directly to Mr. Granville but has been included in the Summary Compensation Table in this annual report.

Joseph Souccar—financing transactions. During June 2006, Mr. Souccar loaned the company $60,000, earning $2,022 in interest and 6,000 3-year common stock purchase warrants with a debt discount valued at $8,274. During the fourth quarter of 2006, Mr. Souccar elected to convert both principle and interest into 6,210 shares of the Company’s Series A Preferred Stock.

John Petersen— compensatory transactions. John Petersen is a director of our company and a partner in the law firm of Petersen & Fefer, which serves as our legal counsel. During 2006 and 2007, we paid Petersen & Fefer $225,000 and $180,000 in cash, respectively. In February 2006, we granted Petersen & Fefer a three-year option to purchase 240,000 shares of common stock at a price of $6.00 per share as a bonus for services performed during 2005 and an additional three-year option to purchase 120,000 shares at a price of $6.00 per share that will vest on a monthly basis during 2006, and are valued at $193,449. All settlement transactions between our company Petersen & Fefer were negotiated and approved by the compensation committee and we believe the terms of our agreements with Petersen & Fefer are at least as favorable as the terms that would have resulted from arms-length negotiations between unaffiliated parties.

Stanley Hirschman— compensatory transactions. During 2006, Mr. Hirschman received 30,000 director’s stock options with an exercise price of $2.00 per share, valued at $35,840. The options vest at a rate of 10,000 shares per year and are exercisable over a 5 year period from vest date.

Walker Wainwright— compensatory transactions. In January 2007, Mr. Wainwright received 40,000 stock options for services, with an exercise price of $5.00 per share. The options are fully vested and valued at $40,000. The options are exercisable over a 3 year period. These options were valued at $53,230.

Transactions with Executive Management

See “EXECUTIVE COMPENSATION” above for a discussion of the material elements of compensation awarded to, earned by or paid to our Chief Executive Officer, Thomas Granville, and our Chief Technical Officer, Edward Buiel. These individuals are referred to as “Named Executive Officers.”

ITEM 13 — EXHIBITS

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)

2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)

3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)

3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)

3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)

3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004.	(3)

4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)

4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)

4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)

4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)

4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)

4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)

4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)

4.8	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)

4.9	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)

4.10	Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated November 18, 2006.	(13)

4.11	Amended Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated November 18, 2006.	(13)

9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)

10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)

10.3	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)

10.4	Purchase and sale agreement among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)

10.5	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)

10.6	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.6	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.8	Executive Employment Agreement of Charles Mazzacato.	(9)

10.9	Executive Employment Agreement of Peter Roston.	(9)

10.10	Retainer Agreement dated January 2, 2004 between the law firm of Petersen & Fefer and Tamboril Cigar Company.	(10)

10.11	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)

10.12	Loan agreement dated January 31, 2006 between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan.	(14)

10.13	Security agreement dated January 31, 2006 between Axion Battery Products, Inc. as debtor and Robert Averill as secured party.	(14)

10.14	Security agreement dated January 31, 2006 between Axion Power International, Inc. as debtor and Robert Averill as secured party.	(14)

10.15	Promissory Note dated February 14, 2006 between Axion Battery Products, Inc. as maker and Robert Averill as payee.	(14)

10.16	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)

10.17	Commercial Lease Agreement dated February 14, 2006 between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors.	(14)

10.18	Asset Purchase Agreement dated February 14, 2006 between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller.	(14)

10.19	Escrow Agreement dated February 14, 2006 between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents.	(14)

10.20	Executive Employment Agreement of Edward Buiel, dated December 29, 2006.	(15)

10.21	Consulting Agreement, dated as of September 27, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)

10.22	Amendment No. 1 to Consulting Agreement, dated as of October 31, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)

10.23	Securities Purchase Agreement dated as of January 14, 2008, by and between Axion Power International, Inc. and Quercus Trust.	(17)

10.24	Common Stock Purchase Warrant dated January 14, 2008, executed by Axion Power International, Inc.	(17)

14.1	Code of Business Conduct and Ethics	(6)

16.1	Letter from Want & Ender CPA, PC Re: Change in Certifying Accountant.	(8)

16.2	Letter from Freed Maxick & Battaglia CPAs, PC, dated January 31, 2008.	(18)

23.1	Consent of Freed Maxick & Battaglia CPAs, PC

23.2	Consent of Rotenberg & Co. LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.

(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.

(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.

(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.

(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 29, 2004

(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.

(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.

(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.

(10)	Incorporated by reference from our Form S-1 registration statement dated November 24, 2004.

(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.

(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.

(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.

(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006

(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.

(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.

(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.

(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.

ITEM 14— PRINCIPAL ACCOUNTANT FEES AND SERVICES

Selection of Independent Certified Public Accountants

On January 25, 2008, we notified Freed Maxick & Battaglia, CPAs, PC (“FMB”), the independent accountants engaged as the principal accountants to audit the financial statements of the Company, that they would be dismissed subsequent to the completion of our fiscal year 2006 audit (the “2006 Audit”). On March 19, 2008, we notified FMB that they were dismissed as our independent accountants, effective immediately, and prior to their completion of the 2006 Audit.

Also on January 25, 2008, we engaged Rotenberg & Co., LLC (“Rotenberg”), as our independent certified public accountants. In addition, due to the dismissal of FMB prior to FMB’s completion of the 2006 Audit, on March 19, 2008, Rotenberg was engaged to complete the 2006 Audit. The decision to change accountants was recommended and approved by the Audit Committee of the Company’s Board of Directors (the “Audit Committee”).

Independent Auditors’ Fees

The following table summarizes the aggregate fees for services performed by our independent registered public accounting firms for the years ended December 31, 2006 and 2005.

Fee Category	Rotenberg & Co. LLP 2006 Fees			Freed Maxick & Battaglia CPAs, PC 2006 Fees			2005 Fees (1)
Audit Fees		$50,000			$0			$571,486
Audit-Related Fees-registration statement consents	$	[ 0	]		$281,222
Tax Fees	$	[ 0	]	$	[ 0	]	$	[ 0	]
All Other Fees	$	[ 0	]	$	[ 0	]	$	[ 0	]

(1)
Amount relates to fees billed relating to the original audit of 2005 and the re-audits of the period ended December 31, 2003, and the years ended December 31, 2004, and 2005 included in the 2005 Form 10-KSB/A.

Audit Committee Pre-Approval Policy

Our independent auditor will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by, the Audit Committee. Such engagement will be pursuant to a written proposal, submitted to the Audit Committee for review and discussion. If acceptable, the Audit Committee will engage the independent registered public accounting firm pursuant to a written retention agreement, duly approved by the Audit Committee. As proscribed by Section 10A(g) of the Securities Exchange Act of 1934, certain non-audit services may not be provided by our independent registered public accounting firm, including bookkeeping or other services related to the accounting records or financial statements of the Company; financial information systems design and implementation; appraisal or valuation services, fairness opinions, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions or human resource functions; broker or dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

With respect to permissible non-audit services, including tax services, our Chief Financial Officer or Chief Executive Officer will submit a request to the Audit Committee to retain our independent registered public accounting firm to perform non-audit services when management believes it is in the best interest of our company to do so. The requesting officer will submit specific reasons supporting this determination. In such event, the requesting officer shall submit a written proposal from the independent registered public accounting firm for the non-audit services, which shall be specific as to the scope of the services to be provided, and the compensation structure. The Audit Committee will review the proposed retention for compliance with three basic principles, violations of which would impair the independent registered public accounting firms’ independence: (1) an independent registered public accounting firm cannot function in the role of management, (2) an independent registered public accounting firm cannot audit his or her own work, and (3) an independent registered public accounting firm cannot serve in an advocacy role for our company. If the Audit Committee determines that the proposed retention does not and will not violate these principles, it may authorize, in writing, the retention of the independent registered public accounting firm for the agreed scope of non-audit services and compensation structure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By	/s/ Thomas Granville
Thomas Granville, Chief Executive Officer and Director
Date: March 31, 2008

By	/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Jr., Chief Financial Officer
Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Director	March 31, 2008

/s/ Robert G. Averill
Robert G. Averill	Director	March 31, 2008

/s/ Glenn Patterson
Glenn Patterson	Director	March 31, 2008

Michael Kishinevsky	Director

Igor Filipenko	Director

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	March 31, 2008

/s/ D. Walker Wainwright
D. Walker Wainwright	Director