Form 10QSB
period 2007-03-31
Axion Power International, Inc.
filed 2008-03-31
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

On March 30, 2008, the number of shares of common stock outstanding was 18,157,060.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-QSB, in particular Part I Item 2 “Management Discussion & Analysis,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10-QSB and other reports, statements, and information Axion Power International, Inc. has filed with the Securities and Exchange Commission (the “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT DISCUSSION & ANALYSIS	10
ITEM 3.	CONTROLS AND PROCEDURES	22

PART II – OTHER INFORMATION		21

ITEM 1.	LEGAL PROCEEDINGS	21

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash & cash equivalents	$1,931,428	$3,610,280
Accounts receivable	83,093	45,007
Other receivables	894,788	429,035
Inventory	307,590	267,186
Prepaid expenses	56,558	92,579
Total current assets	3,273,457	4,444,087

Property & equipment, net	1,299,497	1,044,805
TOTAL ASSETS	$4,572,954	$5,488,892

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$559,741	$911,466
Other current liabilities	552,838	840,330
Notes payable to related parties	493,472	499,482
Liability to issue equity instrument	13,654	-
Total current liabilities	1,619,705	2,251,278

Long term Liabilities
Deferred revenue	447,504	-
Total liabilities	2,067,209	2,251,278

Commitments and Contingencies	-	-

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
. Senior preferred – 1,000,000 shares designated . 137,500 issued and outstanding (137,500 in 2006)	1,416,489	1,548,989
. Series A preferred – 2,000,000 shares designated . 822,997 shares issued and outstanding (782,997 in 2006)	6,766,918	1,578,235
Common stock-50,000,000 shares authorized $0.0001 par value
16,247,298 issued & outstanding (16,247,298 in 2006)	1,625	1,625
Additional paid in capital	25,329,943	24,574,346
Deficit accumulated during development stage	(30,763,694)	(24,214,622)
Cumulative foreign currency translation adjustment	(245,536)	(250,959)
Total Stockholders' Equity	2,505,745	3,237,614

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$4,572,954	$5,488,892

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2007	2006	March 31, 2007

Revenues	$164,513	$35,133	$439,890
Cost of tangible products sold	228,890	36,171	786,873
Gross profit / (loss)	(64,377)	(1,038)	(346,983)

Expenses
Selling, general & administrative	879,462	1,031,783	10,328,022
Research & development	320,374	475,837	8,155,262
Impairment of assets	-	29,475	1,391,485
Interest expense - related party	17,202	36,387	755,038
Derivative revaluation	7,108	-	444,696
Mega C Trust Share Augmentation (Return)		-	400,000
Other, net	(22,543)	(41,826)	(451,763)
Net loss before income taxes	(1,265,980)	(1,532,694)	(21,369,723)

Income Taxes	-	-	-

Deficit accumulated during development stage	(1,265,980)	(1,532,694)	(21,369,723)

Less preferred stock dividends and beneficial conversion feature	(5,283,092)	(27,735)	(9,393,972)

Net loss applicable to common shareholders	$(6,549,072)	$(1,560,429)	$(30,763,695)

Basic and diluted net loss per share	$(0.40)	$(0.09)	$(2.26)

Weighted average common shares outstanding	16,247,299	16,604,598	13,615,798

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2007	2006	3/31/2007

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(1,265,980)	$(1,532,694)	$(21,369,723)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows
used by operating activities
Depreciation	29,896	24,185	207,182
Impairment of assets	-	29,475	1,391,486
Non-cash interest expense	3,499	19,721	741,335
Derivative revaluations	7,108		444,696
Equity instruments issued for services	138,188	535,659	3,148,869
Mega C Trust Share Augmentation (Return)	-		400,000
Changes in Operating Assets & Liabilities
Accounts receivable	(38,085)	(37,593)	(89,963)
Other receivables	(465,753)	(43,311)	(872,827)
Prepaid expenses	36,022	(38,075)	(53,970)
Inventory	(40,404)	(261,736)	(307,590)
Accounts payable	(351,725)	70,522	2,214,386
Other current liabilities	(287,492)		569,729
Deferred revenue	447,504	-	447,504
Liability to Issue equity Instruments	6,546	-	6,546
Net cash used by operating activities	(1,780,677)	(1,233,847)	(13,122,341)

Cash Flows from Investing Activities
Investments in notes receivable	-	-	(1,217,016)
Purchase of property & equipment	(284,589)	(583,436)	(1,415,913)
Investment in intangible assets	-	(29,475)	(167,888)
Net cash used by investing activities	(284,589)	(612,911)	(2,800,817)

Cash Flow from Financing Activities
(Repayment to) Proceeds from related party debt	(9,509)	818,044	5,023,715
Proceeds from sale of common stock; net of costs	-	588,900	3,717,405
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	390,500		7,472,181
Net cash provided by financing activities	380,991	1,406,944	17,868,801

Net Change in Cash and Cash Equivalents	(1,684,274)	(439,814)	1,945,644
Effect of Exchange Rate on Cash	5,422	6,451	(14,216)
Cash and Cash Equivalents - Beginning	3,610,280	553,001	-
Cash and Cash Equivalents - Ending	$1,931,428	$119,638	$1,931,428

See notes to unaudited interim financial statements

 AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited interim financial statements presented herein have been prepared in accordance with the accounting policies described in Axion Power International, Inc.’s (Axion or the Company) December 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes that appear in that report. These consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries Axion Power Corporation (APC), Axion Power Battery Manufacturing Inc. (APB) and C&T Co. Inc. (C&T).

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2007 and 2006, as well as the cumulative period from inception through March 31, 2007. Certain adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the full year.

The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Instructions for Form 10-QSB in Item 310 (b) of Regulation S-B, Integrated Disclosure System for Small Business Issuers, permit the financial statements to be condensed and omit footnotes except as needed for fair presentation and to ensure the financial statements are not misleading. Accordingly, pursuant to these provisions, the financial statements do not include some information and notes necessary to conform to annual reporting requirements of GAAP. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2. Continued Operations

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

3. New Accounting Policies and Pronouncements

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
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

In December of 2006 the Financial Accounting Standards Board issued FSP No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured. The FSP also clarifies that a financial instrument subject to a registration payment arrangement should be separately accounted for in accordance with the applicable guidance without regard to the registration payment arrangement’s contingent obligation. The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140" This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement, among other things, allows a preparer to elect fair value measurement of instruments in cases in which a derivative would otherwise have to be bifurcated.  The provisions of this Statement are effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

4. Warrants:   The following table provides summary information on warrants outstanding as of March 31, 2007, including the 301,700 incompletely exercised warrants that were issued in escrow to facilitate a stock sale.
	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2006	3,761,213	$3.21	1.5
Granted	20,000	$6.00
Exercised	0	$0
Forfeited or lapsed	(2,500)	$2.00
Warrants outstanding at March 31, 2007	1,739,813	$3.23	1.5

5. Equity Compensation

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

During the three months ended March 31, 2007, the Company issued a total of 40,000 non-plan stock options to one of its director as follows:

In January 2007, Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These options were immediately vested on the date of grant. These options are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

The fair value of each option award is estimated on the measurement date utilizing the Black-Scholes-Merton Option Pricing Model. The assumptions noted in the following table were used for the options granted for the three -months ended March 31, 2007.

Risk-free interest rate	4.7%
Dividend yield	0
Expected volatility	59.1%
Expected term (in years)	3.0

The compensation cost that has been charged against income for options was $60,063 for the three-month period ended March 31, 2007. The impact of this expense was to increase basic and diluted loss per share by $.004 for the three-month period ended March 31, 2007. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities.

A tax deduction is not allowed for non-qualified stock options until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the three-month period ended March 31, 2007, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The following table provides summary information on all outstanding options as of March 31, 2007, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2006	1,746,885	4.65	1.03
Granted	40,000	5.00	1.33
Exercised	0	0	0
Forfeited or lapsed	(45,000)	2.50	1.14
Options outstanding at March 31, 2007	1,741,885	4.71	1.03	1.9	$227,500
Options exercisable at March 31, 2007	1,289,385	5.01	.92	2.5	$116,250

The weighted-average grant date fair value of options granted during the three -month period ended March 31, 2006 was $0.60. The total intrinsic value of options exercised during the three -month period ended March 31, 2006 was $0.00.

The following table provides summary information on all non-vested stock options as of March 31, 2007

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2006	554,500	$1.34
Options granted	40,000	$1.33
Options forfeited or lapsed	(45,000)	1.14
Options vested	(97,000)	1.28
Options subject to future vesting at March 31, 2007	452,500	$1.37

As of March 31, 2007, there was $356,527 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 2.0 years. The total fair value of options vested during the three -month period ended March 31, 2007 was $124,030 ($412,698 during the three -month period ended March 31, 2006).

6. Grant Revenue

Grant from Commonwealth of Pennsylvania: On April 30, 2007, the Company was awarded a series of retroactive grants from the Commonwealth of Pennsylvania with an aggregate value of $1.2 million. Grants for $900,000 were specifically designated for equipment purchases and the remaining $300,000 for job training and tax credits, The $150,000 OGP grant requires the Company to hire 86 full-time employees by March 31, 2009, spend a total of $6,492,300 of non public funds as part of the company’s operating and equipment purchases by March 31, 2008 and maintain an operation in Neshannock Township through March 31, 2011. Failure to meet these goals could result in a partial return of the $150,000 grant allocation. During the three month period ended March 31, 2007, the Company recognized amounts related to these grants for the purchase of equipment. The Company records equipment grants as other receivables and deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement at a rate of 75% of the amount paid by the Company. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of March 31, 2007, other receivables included $462,038 and deferred revenue of $447,504 was recorded for equipment grants. During the three months ended March 31, 2007, $14,535 of income was recorded for the amortization of the deferred revenue. Subsequent to March 31, 2007, $662,000 was received for the reimbursement of equipment under these grants.

7. Earnings/Loss Per Share

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

If the Company had generated earnings during the three months ended March 31, 2007, the Company would have added 2,545,489 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the three months ended March 31, 2006, the Company would have added 1,597,699 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

8. Comprehensive Income and Significant Non-Cash Transactions

FASB No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Deficit accumulated during development stage	$(6,549,072)	$(1,560,429)
Foreign currency translation adjustment	$5,423	$4,445
Comprehensive Income/(loss)	$(6,543,649)	(1,555,984)

The following table provides summary information on our significant non-cash investing and financing transactions during the three month periods ended March 31, 2007 and 2006.

	2007	2006
Reclassification of escrow deposit	$-	$83,250
Preferred Dividends attributable to warrant modifications	$164,179	$-
Dividend accrued to preferred stock – Senior	$31,678	$-
Dividend accrued to preferred stock – Series A	$412,270	$-
Warrants issued for commission on sale of preferred	$53,230	$-
Beneficial conversion feature on preferred stock	$4,839,143	$-
Fair value of warrants issued with related party note	$6,546	$29,581
Reversal of stock subscription receivable	$-	$25,000

9. Commitments and Contingencies

Employment Agreements: The Company’s Chief Executive Officer, President, Chief Financial Officer, Chief of Research and Development and Vice President of Manufacturing Engineering have each executed written employment agreements with the terms set forth in the following table.

Name	Position	Date	Term	Salary	Options	Price	Vesting
Thomas Granville (1)	CEO	4/4/05	24 Months	$261,000	180,000	$2.50	Monthly
Dr. Edward Buiel (2)	CTO	9/1/05	36 Months	$168,000	100,000	$3.75	Monthly
Andrew Carr Conway, Jr. (3)	CFO	8/31/07	6 months	$180,000	80,000	$4.50	Monthly
Dr. Robert Nelson (4)	VP Mfg. Eng.	12/1/07	24 Months	$132,000	108,000	$5.00	Monthly

(1) Thomas Granville’s employment agreement was automatically extended for another 24 months through April 2009 based on the terms of the agreement. The terms in the agreement did not change.

(2) In December 2006, Mr. Buiel was promoted to the post of Vice President and Chief Technology Officer. Pursuant to his promotion, a new employment agreement was approved retroactive to October 2006 in which Mr. Buiel receives an annual salary of $168,000 and bonuses as determined by the compensation committee. In addition, Mr. Buiel receives an option to purchase 100,000 shares of our common stock at a price of $3.75 per share that vest over two years commencing December 2008 and 250,000 shares of restricted common stock that fully vest in December 2009.

(3) On August 31, 2007, the Company entered into a 6 month service contract with Andrew Carr Conway, Jr. to fill the position of Chief Financial Officer. The contract automatically renewed for an additional six month term when the initial six months expired with the same terms and conditions. The agreement calls for a $15,000 per month consulting fee, and the issuance of 80,000 $4.50 options with an exercise period of 2 years. 30,000 options vested with the execution of the contract, and the balance vest periodically over the remainder of the contract. Mr. Conway is also entitled to whatever additional fees and bonuses he and the Company may agree upon.

(4) Dr. Nelson’s employment agreement also provides for a stock grant at a vesting rate of 1,000 shares per month with immediate vesting in the event of a change in control or the acquisition of 20% or more of the Company’s voting securities.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a development stage company that was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception APC has been engaged in research and development of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our “proprietary lead/carbon (PbC) devices.” As of December 31, 2003 APC engaged in a reverse acquisition with a public shell company. The shell company was originally incorporated in Delaware in January 1997 as Tamboril Cigar Company (“Tamboril”), operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. We formed a new corporation, Axion Power Battery Manufacturing Inc., which purchased the foreclosed assets of the failed battery manufacturing plant and now conducts our manufacture of specialty batteries.

For the quarter March 31, 2007, we had cumulative net losses applicable to common shareholders of approximately $30,763,695 million. This includes approximately $ 9.3 million in preferred stock dividends and beneficial conversion feature charges. We had $3.2 million in current assets and $1.6 million in current liabilities at March 31, 2007, which left net working capital of approximately $1.6 million. Accordingly, the audit report and notes to our financial statements for the year ended December 31, 2006 contain disclosures that our financial statements have been prepared assuming that our Company will continue as a going concern but that our history of litigation; operating losses and working capital deficits raise substantial doubt about that assumption. As of December 31, 2007, the Company’s available and anticipated financial resources would not have been sufficient to pay our anticipated operating expenses beyond approximately May of 2008 without significant additional financing. As discussed below, we received approximately $4 million in long term equity financing in mid January of 2008 from the Quercus Trust. Management believes those funds will support operations through September 30, 2008, even if the anticipated and contractually agreed to, second and third closings with the Quercus Trust (as described below) do not occur.

Key Performance Indicators

Because of our early stage of development the usual financial measures are not particularly relevant or helpful in the assessment of company operations. The single most significant financial metric for us is the adequacy of working capital in order to continue research and development. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to full commercial readiness for deployment. After consideration of the investment by the Quercus Trust (Quercus) in January of 2008 our working capital was approximately $ 850,000. We believe we can maintain operations and fund R&D to approximately September of 2008 with the current working capital. This is true even without the additional contractual investments from the Quercus Trust, as described below.

Beyond the adequacy of working capital the next most critical factor for our continued growth to market is successful completion of existing and planned demonstration projects. We believe we need to perfect our products through a limited number of these projects before moving into mass production. While the results of those projects are promising, we cannot assure you that they will be successfully completed or that further research and development will not be needed. The successful completion of present and future demonstration projects is critical to the development and acceptance of our technology.

We must devise methodologies to manufacture our energy storage devices in quantity. While we have assembled a management team that we believe can accomplish this, there is no assurance that we be able to successfully mass produce our product.

If we successfully complete our demonstration projects we must present sufficiently compelling evidence to prospective users of energy storage devices in order to persuade them to purchase our technology.

We do not use any non-financial measures to evaluate our performance other than the degree of success of our R&D and demonstration projects as time passes. The demonstration projects entail extended periods of time to assess our energy devices over multiple charge and deep discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

Material Trends and Uncertainties

We will continue to require substantial funds for research and development. Even with adequate funding there is no assurance our new technology can be successfully commercialized. While we intend to continue to manufacture specialty batteries and commence contract manufacturing there is no assurance of profits or whether those profits will be sufficient to sustain us as we continue to develop our new technology.

Recent Events

As further described below, in January the Quercus Trust entered into a funding agreement with us that obligated them to invest $18,000,000 over a 5 month period if we hit certain readily achievable milestones. We have already received the first $4,000,000. There is no assurance we will successfully complete the remaining two milestones, but the initial investment should enable us to conduct operations through September 2008 even if we do not receive the additional $14,000,000.

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

Results of Operations

The comparative data below presents our Company’s results of operations for the quarter ended March 31, 2006 and 2007. While certain of the data are not strictly comparable because some line items are positive and some negative, the calculated percentages demonstrate the relative significance of the various line items and the line items where there were significant changes from year to year:

1.
SG&A expenses declined substantially from 2006 to 2007. While there were a number of factors that contributed, the decline reflects a decrease in legal expenses, as well as the consolidation of our total operations in New Castle Pennsylvania.

2.
Research and development declined from 2006 to 2007. This was the result of the closing of our Toronto facility and the gradual transition from a full R&D company to the present entity that has both manufacturing and R&D components.

3.
There were non-cash preferred stock dividends and beneficial conversion features of approximately $5.3 million in 2007 with a comparable amount of $.02 million in 2006. This non-cash item is not expected to recur in this dollar amount.

4.	The non-cash preferred stock dividends and beneficial conversion feature were the primary reason for the $5 million increase in net loss applicable to common shareholders in 2007.

Summary of Consolidated Results for the Quarter Ended March 31, 2007 compared with Quarter Ended March 31, 2006

		Qtr ended March 30
	2007		2006
Statements of Operations		Percent of line item to net loss applicable to common shareholders		Percent of line item to net loss applicable to common shareholders
Revenues	164,513	2.5%	35,133	2.3%
Cost of tangible products sold	228,890	3.5%	36,171	2.3%
Gross profit / (loss)	(64,377)	1.0%	(1,038)	0.1%
Expenses
Selling, general & administrative	879,462	13.4%	1,031,783	66.1%
Research & development	320,374	4.9%	475,837	30.5%
Impairment of assets			29,475	1.9%
Interest expense - related party	17,202	0.3%	36,387	2.3%
Extinguishment loss				0.0%
Derivative revaluation	7,108	-0.1%		0.0%
Mega C Trust Share Augmentation (Return)				0.0%
Other, net	(22,543)	0.3%	(41,826)	2.7%
Net loss before income taxes	(1,265,980)	19.3%	(1,532,694)	98.2%
Income Taxes
Deficit accumulated during development stage	(1,265,980)	19.3%	(1,532,694)	98.2%
Less preferred stock dividends and beneficial conversion feature	(5,283,092)	80.7%	(27,735)	1.8%
Net loss applicable to common shareholders	(6,549,072)	100.0%	(1,560,429)	100.0%
Basic and diluted net loss per share	(0.40)		(0.09)
Weighted average common shares outstanding	16,247,298		16,604,598

Revenue

Our revenues were approximately $.164 million for the quarter ended March 31, 2007 compared to revenues of approximately $.035 million for the quarter ended March 31, 2006. Total revenues more than quadrupled for the first quarter of 2007 compared to the same in 2006. The increase in revenue was primarily due to a full quarter of operation at the New Castle plant in 2007 as opposed to the first quarter in 2006 being a start up quarter. The plant was gradually brought out of mothball in 2006 and license agreements took a period of months to finalize. In 2007 we had a better plant facility with more licensed products to produce than we had in 2006. Our purchase of the assets of a failed battery manufacturing plant in early 2006 enabled us to realize the revenues to date primarily from the sale of specialty batteries (classic car and 16 volt racing car batteries). These revenues will be dependent upon the number of enthusiasts for classic cars and for auto racing. We have one customer that accounted for over 10% of revenues in the first quarter of 2007.

Cost of Tangible Products Sold and Gross Profit (Loss)

Costs of tangible products sold (“COTPS”) includes several raw materials with lead being the most prominent and costly. We also use other components such as plastic battery cases, acid and separators. Our PbC batteries use specially activated carbon for the negative electrode component of the battery. Lead in particular has increased substantially in price in the last two years as available quantities have shrunk. In manufacturing batteries we also incur labor and overhead expense as well as normal costs of packaging and shipping. COTPS increased by approximately $.16 million, or 640%, to $.2 million for the quarter ending March 31, 2007 compared with approximately $0.04 million for the quarter ending March 31, 2006.

The increase in COTPS from the first quarter in 2006 to the first quarter in 2007 was primarily attributable to:

1.	Increase in sales revenues,

2.	The first quarter in 2007 was the first full quarter for the sale of our specialty batteries after the plant New Castle battery plant remained dormant for nine months in 2005 and 2006,

3.	In the first quarter in 2007 the company had a history of one year in production to meet customer’s needs compared to the first quarter in 2006,

4.	We were able to do more advertising for sales in the first quarter of 2007 compared to the first quarter in 2006.

Gross loss (margin on sales) increased from approximately $0.001 million in the quarter ending March 31 2006 to $.06 million, in first quarter 2007. The increased loss on gross margin was attributable to continued operations of the plant at a very low level or production. We believe we will produce profitable gross margins on sales as we ramp up production but there is no assurance of profits.

Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses include accounting, legal, office, sales and marketing. Total SG&A expenses decreased $.1 million to $.9 million for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006 expenses of approximately $1.0 million. As a comparison of revenues to SG&A, SG&A expenses were 5.3 times revenues for quarter ended March 31 2007 and 26 times revenues for the quarter ended March 31, 2006. The decrease in marketing and selling expenses from fiscal 2006 to fiscal 2007 was primarily attributable to a decrease in legal fees, the consolidation of operations into a single facility at New Castle and a change in allocation of some expenses.

Research & Development Expenses

Research and development expenses include salaries for our scientists as well as test equipment and general overhead. Total research and product development expenses decreased $.2 million for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006 expenses of $.5 million. As a percentage of revenues, research and development expenses were 190% for quarter ended March 31, 2007 and 1100% for quarter ended March 31, 2006. The decrease in product development expenses from the levels for fiscal 2006 to the levels for fiscal 2007 was due in part to our transition from a company heavily, and solely, involved in R&D to a company that has completed the initial R&D work. In the past the R&D was focused on product development, now our focus is geared more toward product improvement. Reflective of our new emphasis, the R&D staff has been re-structured and we consolidated operations in New Castle Pennsylvania as of January 1, 2007.

Interest Expense – Related Party

Interest Expense – Related Party includes interest expense, generally at substantial rates, on the interest bearing instruments outstanding at any given time. The Company has financed operations with equity instruments and interest bearing instruments at various times in its operating history, as reflected on the balance sheets. Interest expense – related party for the first quarter of 2007 was approximately $.02 million compared with $0.04 million in the first quarter 2006, representing a decrease of approximately $.02 million.

Derivative Revaluation

Derivative Revaluation includes periodic revaluation of equity instruments issued. Derivative revaluation expenses for the quarter ended March 31, 2007 was approximately $7,000 compared with none in the quarter ended March 31, 2006. The slight increase in derivative revaluation expenses relates to the equity instruments issued and changes in equity values.

For the quarter ended March 31, 2007, our net loss before income taxes decreased $.3 million to $1.3 million on revenue of $.2 million. As discussed above, the factors primarily affecting this decrease in operating loss were a decrease in legal expenses and a decrease in expenses from the closure of our Canadian facilities.

Included in the net loss applicable to common shareholders are non-cash compensation expense related to preferred stock dividends and beneficial conversion feature of $5.3 million in 2007 compared with $.028 million in 2006.

Our revenues and expenses do not include any items that do not arise from continuing operations. However, our operational costs have included significant legal costs that we believe will decline based the status of the litigation described in the litigation section herein.

Our net loss applicable to common stockholders in 2007 of $6.5 million included $5.3 million dollars of preferred stock dividends and charges related to a beneficial conversion feature. We do not anticipate these levels of non-cash charges will recur.

There are limited seasonal aspects to our specialty battery business. Sales for batteries for race cars and classic cars typically peak in the spring with another smaller peak in the fall.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from sales of our equity or debt securities. From inception until the fiscal year ended December 31, 2006, we generated no revenue from operations. Based on projections for increased revenues for the next twelve months and anticipation of the closing of equity financing transactions with Quercus, we believe that our available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures over the next twelve month period. If we do not significantly increase our revenues to meet our projections or obtain additional financing within the next twelve months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Cash, Cash Equivalents and Working Capital

At quarter ended March 31, 2007, we had $1,931,428 of cash and cash equivalents compared to $3,610,280 at December 31, 2006. At March 31, 2007 our working capital was $1.6 million compared to $ 2.2 million at December 31, 2006.

Cash Flows from Operating Activities

Net cash used in operations for the quarter year ended March 31, 2007 was $1.8 million, primarily due to ongoing R&D as well as the normal costs of operating as business. This was partially offset by cash from debt and equity instruments and limited non-cash items. Cash used in operations for the quarter ended March 31, 2006 was approximately $1.2 million, primarily due to a deficit accumulated during development stage of approximately $7.0 million and the uses of cash to fund R&D and normal operating expenses. This was partially offset by non-cash items such as the issuance of equity instruments for services. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2007 was $.3 million compared to $0.6 million for the quarter ended March 31, 2006. The cash used by investing activities included purchases of equipment used in production and research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities in the quarter ended March 31, 2007 was approximately $.4 million compared to $1.4 million for the quarter ended March 31, 2006, primarily due to the proceeds from debt and equity transactions.

Significant Financing Arrangements

January 2007 Series A Preferred Stock Financing: In January 2007, the Company sold 40,000 additional shares of series A preferred to accredited investors for gross cash proceeds of $400,000. The proceeds were used to fund ongoing operations.

August 2007 Debt Financing: In August 2007, the Company borrowed an additional $460,000 from Robert Averill, a director of the Company and $115,000 of this sum was repaid on September 28, 2007. In October 2007, Igor Filipenko, a former Board Member and majority shareholder of C&T, loaned the Company $115,000 at 12% interest per annum. On November 1, 2007, the Company borrowed an additional $267,900 from Robert Averill. The proceeds were used to fund ongoing operations.

December 2007 Secured Bridge Loan Transaction: In December 2007, the Company offered certain of its directors, officers, and significant investors the opportunity to participate in a short term bridge loan arrangement in increments of $100,000, each such loan to bear interest at 14% and to be secured by all of the assets, including the intellectual property assets of Axion Power International and Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Elections to participate had to be made no later than January 7, 2008, and on the offering closed on that date.
Total funding received under the Secured Bridge Loan amounted to $2,630,000. The proceeds were used to fund ongoing operations.

Capital Expenditure Commitments

We plan the following capital expenditures:

1.	New equipment for negative electrode production.

2.	New equipment for carbon sheeting production.

3.	New plant equipment for standard lead-acid battery production.

4.	Renovate and install already purchased lead-acid battery production.

Critical Accounting Policies, Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, Management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Revenue Recognition: The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable and collection is reasonably assured.

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

Effectiveness of Disclosure Controls and Procedures: Our management is required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in the rules set forth by the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures were not effective as of that date to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which the Quarterly Report on Form 10-QSB was being prepared.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, and have concluded that the material weaknesses described below existed as of March 31, 2007. As a result, they have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2007.

We determined that the following material weaknesses existed as of March 31, 2007.

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

•
Numerous items in inventory contained errors in the cost recorded. An overall accurate inventory balance is composed of two major components. The first component is the proper quantity of goods in inventory and the second is accurate assignment of cost. The Chief Financial Officer, or his designee, should periodically review the inventory and compare costs recorded to purchase invoice amounts to ensure accuracy of unit costs. The Company needs to formulate an overall methodology to ensure that inventories are accurately valued for financial statement purposes.

•
The Company does not have a consistent system of periodic inventory counts. This is a serious weakness in our system of controls. The weakness has the potential for allowing abuse, including fraud and other defalcation, to occur undetected. The Company should perform physical counts of inventory at least quarterly. The results should be reviewed and reconciled to the amounts in the accounting system. The inventory listing should be reconciled to the general ledger, with any large discrepancies investigated and explained. Any adjustments, along with the cost of goods sold entries, should be made and a procedure should be implemented to allow for these adjustments to occur on a monthly basis.

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting were not remedied as of March 31, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended March 31, 2007.

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

Changes in Internal Control over Financial Reporting: No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville,
Chief Executive Officer
Dated March 31, 2008

/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Jr.
Chief Financial Officer
Dated: March 31, 2008