Form 10QSB
period 2007-06-30
Axion Power International, Inc.
filed 2008-03-31
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current Assets:
Cash & cash equivalents	$625,664	$3,610,280
Accounts receivable	77,484	45,007
Other receivables	778,320	429,035
Inventory	547,006	267,186
Prepaid expenses	58,625	92,579
Total current assets	2,087,099	4,444,087

Property & equipment, net	1,675,124	1,044,805
TOTAL ASSETS	$3,762,223	$5,488,892

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$787,172	$911,466
Other current liabilities	458,846	840,330
Notes payable to related parties	468,126	499,482
Liability to issue equity instrument	49,949	-
Total current liabilities	1,764,093	2,251,278

Long term Liabilities
Deferred revenue	657,505	-
Total liabilities	2,421,598	2,251,278

Commitments and Contingencies (See Notes 6, 15 and 16)	-	-

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
. Senior preferred – 1,000,000 shares designated . 137,500 issued and outstanding (137,500 in 2006)	1,448,801	1,548,989
. Series A preferred – 2,000,000 shares designated . 822,997 shares issued and outstanding (782,997 in 2006)	8,861,676	1,578,235
Common stock-50,000,000 shares authorized $0.0001 par value 16,247,298 issued & outstanding (16,247,298 in 2006)	1,625	1,625
Additional paid in capital	25,452,753	24,574,346
Deficit accumulated during development stage	(34,185,566)	(24,214,622)
Cumulative foreign currency translation adjustment	(238,664)	(250,959)
Total Stockholders' Equity	1,340,625	3,237,614

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,762,223	$5,488,892

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Six Months Ended		Inception (9/18/2003)
	June 30,		June 30,		to
	2007	2006	2007	2006	June 30, 2007

Revenues	$133,078	$140,908	$297,591	$176,041	$572,968
Cost of tangible products sold	197,205	207,380	426,095	243,551	984,078
Gross profit / (loss)	(64,127)	(66,472)	(128,504)	(67,510)	(411,110)

Expenses
Selling, general & administrative	857,362	1,190,081	1,736,824	2,221,864	11,185,384
Research & development	357,883	775,925	678,257	1,274,681	8,513,145
Impairment of assets	(7,108)	-	-	6,555	1,391,485
Interest expense - related party	56,786	370,972	56,786	407,360	794,622
Derivative revaluation	6,929	-	6,929	-	444,517
Mega C Trust Share Augmentation (Return)				-	400,000
Other, net	(23,975)	(64,620)	(46,518)	(106,446)	(475,738)
Net loss before income taxes	(1,312,004)	(2,338,830)	(2,560,782)	(3,871,524)	(22,664,525)

Income Taxes	-	-	-	-	-

Deficit accumulated during development stage	(1,312,004)	(2,338,830)	(2,560,782)	(3,871,524)	(22,664,525)

Less preferred stock dividends and beneficial conversion feature	(2,127,070)	(29,851)	(7,410,162)	(57,586)	(11,521,042)

Net loss applicable to common shareholders	$(3,439,074)	$2,368,681	$(9,970,944)	$(3,929,110)	$(34,185,567)

Basic and diluted net loss per share	$(0.21)	$(0.14)	$(0.61)	$(0.24)	$(2.48)

Weighted average common shares outstanding	16,747,298	16,747,298	16,247,299	16,675,948	13,791,232

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Six Months Ended		Inception
	June 30,		(9/18/2003) to
	2007	2006	6/30/2007

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(2,560,782)	$(3,871,524)	$(22,664,525)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities
Depreciation	70,734	44,387	248,020
Impairment of assets	-	6,555	1,391,486
Non-cash interest expense	29,997	407,360	767,833
Derivative revaluations	6,929		444,517
Equity instruments issued for services	260,998	972,005	3,271,679
Mega C Trust Share Augmentation (Return)	-		400,000

Changes in Operating Assets & Liabilities
Accounts receivable	(32,476)	(133,847)	(84,354)
Other receivables	(349,285)	(87,850)	(756,359)
Prepaid expenses	33,954	(71,106)	(56,038)
Inventory	(279,820)	(283,382)	(547,006)
Accounts payable	(124,295)	420,524	2,441,816
Other current liabilities	(381,484)	146,365	475,736
Deferred revenue	657,505	-	657,505
Liability to Issue equity Instruments	43,020	-	43,020
Net cash used by operating activities	(2,625,006)	(2,450,511)	(13,966,670)

Cash Flows from Investing Activities
Investments in notes receivable	-	-	(1,217,016)
Purchase of property & equipment	(701,053)	(635,197)	(1,832,377)
Investment in intangible assets	-	(6,555)	(167,888)
Net cash used by investing activities	(701,053)	(641,752)	(3,217,281)

Cash Flow from Financing Activities
(Payment to) Proceeds from related party debt	(61,353)	1,950,462	4,971,871
Proceeds from sale of common stock; net of costs	-	788,900	3,717,405
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	390,500		7,472,181
Net cash provided by financing activities	329,147	2,739,362	17,816,957

Net Change in Cash and Cash Equivalents	(2,996,912)	(352,902)	(633,006)
Effect of Exchange Rate on Cash	12,296	(8,381)	(7,342)
Cash and Cash Equivalents - Beginning	3,610,280	553,001	-
Cash and Cash Equivalents - Ending	$625,664	$191,719	$625,664

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six month periods ended June 30, 2007 and 2006, as well as the cumulative period from inception through June 30, 2007. Certain adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the full year.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

4. Grant Revenue

Grant from Commonwealth of Pennsylvania: On April 30, 2007, the Company was awarded a series of retroactive grants from the Commonwealth of Pennsylvania with an aggregate value of $1.2 million. Grants for $900,000 were specifically designated for equipment purchases and the remaining $300,000 for job training and tax credits, The $150,000 OGP grant requires the Company to hire 86 full-time employees by March 31, 2009, spend a total of $6,492,300 of non public funds as part of the company’s operating and equipment purchases by March 31, 2008 and maintain an operation in Neshannock Township through March 31, 2011. Failure to meet these goals could result in a partial return of the $150,000 grant allocation. During the three month period ended March 31, 2007, the Company recognized amounts related to these grants for the purchase of equipment. The Company records equipment grants as other receivables and deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement at a rate of 75% of the amount paid by the Company. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of June 30, 2007, other receivables included $94,430 and deferred revenue of $683,890 was recorded for equipment grants. During the three months ended June 30, 2007, $19,478 of income was recorded for the amortization of the deferred revenue. Subsequent to June 30, 2007, $662,000 was received for the reimbursement of equipment under these grants.

5. Warrants: The following table provides summary information on warrants outstanding as of June 30, 2007,

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2006	3,761,213	$3.21	1.57
Granted	90,000	$6.00
Exercised	0	$0
Forfeited or lapsed	(2,500)	$2.00
Warrants outstanding at June 30, 2007	3,848,713	$3.28	1.2

6. Equity Compensation

During the six months ended June 30, 2007, the Company issued a total of 40,000 non-plan stock options to one of its director as follows:

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

The fair value of each option award is estimated on the measurement date utilizing the Black-Scholes-Merton Option Pricing Model. The assumptions noted in the following table were used for the options granted for the six -months ended June 30, 2007.

Risk-free interest rate	4.7%
Dividend yield	0
Expected volatility	59.1%
Expected term (in years)	3.0

The compensation cost that has been charged against income for options was $104,748 for the six -month period ended June 30, 2007. The impact of this expense was to increase basic and diluted loss per share by $.006 for the six-month period ended June 30, 2007. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities.

The following table provides summary information on all outstanding options as of June 30, 2007, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31, 2006	1,746,885	4.65	1.03
Granted	40,000	5.00	1.33
Exercised	0	0	0
Forfeited or lapsed	(45,000)	2.50	1.14
Options outstanding at June 30, 2007	1,741,885	4.71	1.03	1.8	$188,000
Options exercisable at June 30, 2007	1,337,885	4.94	.94	2.4	$102,400

The weighted-average grant date fair value of options granted during the six -month period ended June 30, 2006, was $0.62. The total intrinsic value of options exercised during the six-month period ended June 30, 2006 was $0.00.

The following table provides summary information on all non-vested stock options as of June 30, 2007

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2006	554,500	$1.34
Options granted	40,000	$1.33
Options forfeited or lapsed	(45,000)	1.14
Options vested	(145,500)	1.40
Options subject to future vesting at June 30, 2007	404,000	$1.34

As of June 30, 2007, there was $311,842 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 2.0 years. The total fair value of options vested during the six -month period ended June 30, 2007 was $204,245 ($567,362 during the six -month period ended June 30, 2006).

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

If the Company had generated earnings during the six months ended June 30, 2007, the Company would have added 5,716,485 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the six months ended June 30, 2006, the Company would have added 1,526,369 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

8. Comprehensive Income and Significant Non-Cash Transactions

FASB No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Deficit accumulated during development stage	$(9,970,944)	$(3,929,110)
Foreign currency translation adjustment	$12,295	$(9,830))
Comprehensive Income/(loss)	$(9,958,649)	(3,938,940)

The following table provides summary information on our significant non-cash investing and financing transactions during the six month periods ended June 30, 2007 and 2006.

Reclassification of escrow deposit		83,250
Preferred Dividends attributable to warrant modifications	$164,179	$-
Dividend accrued to preferred stock – Senior	$63,990	$57,586
Dividend accrued to preferred stock – Series A	$849,537	$-
Warrants issued for commission on sale of preferred	$53,230	$-
Beneficial conversion feature on preferred stock	$6,496,634	$-
Fair value of warrants issued with related party note	$43,020	$151,939
Amount due for warrants exercised satisfied by extinguishment of liability	$-	$113,400
Satisfaction of accrued legal liability with equity instruments	$-	$209,040
Subscription receivable satisfied extinguishment of liability		107,100
Reversal of stock subscription receivable	$-	$25,000

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

For the quarter ended June 30, 2007, we had cumulative net losses of approximately $ 34,185,566. This includes approximately $ 11,521,042 in preferred stock dividends and beneficial conversion feature charges. We had $2,087,099 in current assets and $ 1,764,093 in current liabilities at June 30, 2007, which left net working capital deficit of approximately $ 323,006. Accordingly, the audit report and notes to our financial statements for the year ended December 31, 2006 contain disclosures that our financial statements have been prepared assuming that our Company will continue as a going concern but that our history of litigation; operating losses and working capital deficits raise substantial doubt about that assumption. As of June 30, 2007, the Company’s available and anticipated financial resources would not have been sufficient to pay our anticipated operating expenses beyond approximately May of 2008 without significant additional financing. As discussed below, we received approximately $4 million in long term equity financing in mid January of 2008 from the Quercus Trust. Management believes those funds will support operations through, September 30, 2008, even if the anticipated, and contractually agreed to, second and third closings with the Quercus Trust (as described below) do not occur.

Key Performance Indicators

Because of our early stage of development the usual financial measures are not particularly relevant or helpful in the assessment of company operations. The single most significant financial metric for us is the adequacy of working capital in order to continue research and development. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to full commercial readiness for deployment. After consideration of the investment by the Quercus Trust (Quercus) in January of 2008 our working capital was approximately $845,000. We believe we can maintain operations and fund R&D to approximately September of 2008 with the current working capital. This is true even without the additional contractual investments from the Quercus Trust, as described below.

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

Results of Operations

The comparative data below presents our Company’s results of operations for the quarters ended June 30, 2006 and 2007. While certain of the data is not strictly comparable because some line items are positive and some negative, the percentages calculated demonstrate the relative significance of the various line items and the line items where there were significant changes from year to year:

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

3.
There were non-cash preferred stock dividends and beneficial conversion features of $2.1 million in 2007 with a comparable amount of $.03 million in 2006. This non-cash item is not expected to recur in this dollar amount.

4.	The non-cash preferred stock dividends and beneficial conversion feature were the primary reason for the $6 million increase in net loss attributable to common shareholders in 2007.

Summary of Consolidated Results for the Quarter Ended June 30, 2007 compared with Quarter Ended June 30, 2006

		Qtr ended June 30

	2007		2006
Statements of Operations		Percent of line item to net loss applicable to common shareholders		Percent of line item to net loss applicable to common shareholders
Revenues	133,078	3.9%	140,908	5.9%
Cost of tangible products sold	197,205	5.7%	207,380	8.8%
Gross profit / (loss)	(64,127)	1.9%	(66,472)	2.8%
Expenses
Selling, general & administrative	857,362	24.9%	1,190,081	50.2%
Research & development	357,883	10.4%	775,925	32.8%
Impairment of assets	(7,108)		-	0.0%
Interest expense - related party	56,786	1.7%	370,972	15.7%
Extinguishment loss				0.0%
Derivative revaluation	6,929	-0.2%		0.0%
Mega C Trust Share Augmentation (Return)				0.0%
Other, net	(23,975)	0.7%	(64,620)	2.7%
Net loss before income taxes	(1,312,004)	38.1%	(2,338,830)	98.7%
Income Taxes
Deficit accumulated during development stage	(1,312,004)	38.1%	(2,338,830)	98.7%
Less preferred stock dividends and beneficial conversion feature	(2,127,070)	61.9%	(29,851)	1.3%
Net loss applicable to common shareholders	(3,439,074)	100.0%	(2,368,681)	100.0%
Basic and diluted net loss per share	(0.21)		(0.14)
Weighted average common shares outstanding	16,747,298		16,747,298

Revenue

Our revenues were approximately $.133 million for the quarter ended June 30, 2007 compared to revenues of approximately $.141 million for the quarter ended June 30, 2006. Total revenues decreased by $.008 million for the quarter ended June 2007 compared to the same quarter of 2006. The plant was gradually brought out of mothball in 2006 and license agreements took a period of months to finalize. In 2007 we had a better plant facility with more licensed products to produce than we had in 2006. Our purchase of the assets of a failed battery manufacturing plant in early 2006 enabled us to realize the revenues to date primarily from the sale of specialty batteries (classic car and 16 volt racing car batteries). These revenues will be dependent upon the number of enthusiasts for classic cars and for auto racing. We have one customer that accounted for over 10% of revenues in the second quarter of 2007.

Cost of Tangible Products Sold and Gross Profit (Loss)

Costs of tangible products sold (“COTPS”) includes several raw materials with lead being the most prominent and costly. We also use other components such as plastic battery cases, acid and separators. Our PbC batteries use specially activated carbon for the negative electrode component of the battery. Lead in particular has increased substantially in price in the last two years as available quantities have shrunk. In manufacturing batteries we also incur labor and overhead expense as well as normal costs of packaging and shipping. COTPS decreased by approximately .01 million, to $.197 million for the quarter ended June, 2007 compared with approximately .207 million for the quarter ended June 30, 2006. The decrease in COTPS from 2006 to 2007 was primarily attributable to:

1.	Fluctuations in costs incurred from period to period in the start up production process

Gross loss (margin on sales) decreased from approximately $0.066 in quarter ended June 30, 2006 to $.064 million, in quarter ended June 30, 2007. The decrease loss on gross margin was attributable to continued operations of the plant at a very low level or production. We believe we will produce profitable gross margins on sales as we ramp up production but there is no assurance of profits.

Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses include accounting, legal, office, marketing and sales Total SG&A expenses decreased $.333 million, to $.857 million for the quarter ended June 30, 2007 compared with the same quarter ended in 2006 expenses of approximately $1.19 million. As a comparison of revenues to SG&A, SG&A expenses were 6.4 times revenues for quarter ended June 2007 and 8.4 times revenues for the same quarter in 2006. The decrease in marketing and selling expenses from 2006 to 2007 was primarily attributable to a decrease in legal fees, the consolidation of operations into a single facility at New Castle and a change in allocation of some expenses.

Research & Development Expenses

Research and development expenses include salaries for our scientists as well as test equipment and general overhead. Total research and product development expenses decreased $.418 million, to $.358 million for the quarter ended June 30, 2007 compared with the same quarter in 2006 expenses of $.776 million. As a percentage of revenues, research and development expenses were 270% for quarter ended June 30, 2007 and 550% for quarter in 2006. The decrease in product development expenses from the levels for period end June 30, 2006 to the levels for same period in 2007 was due in part to our transition from a company heavily, and solely, involved in R&D to a company that has completed the initial R&D work. In the past the R&D was focused on product development, now our focus is geared more toward product improvement. Reflective of our new emphasis, the R&D staff has been re-structured and we consolidated operations in New Castle Pennsylvania as of January 1, 2007.

Interest Expense – Related Party

Interest Expense – Related Party includes changes to the amounts of debt and equity instruments from time to time. Interest expense – related party for the quarter ended June 30, 2007 was approximately $.057 million compared with $0.371 million in the same period in 2006, representing a decrease of approximately $.314 million. The decrease in interest expense – related party relates to the variations in debt instruments from time to time.

Derivative Revaluation

Derivative Revaluation includes changes in valuations of equity instruments from time to time. Derivative revaluation expenses for the quarter ended June 30, 2007 was approximately $.007 million compared to no expense in the same quarter of 2006, representing an increase of approximately $.007 million. The increase in derivative revaluation expenses relates to periodic changes in the valuations of financial instruments.

For the quarter ended June 30, 2007, our net loss before income taxes decreased $1. million, or 43%, to $1.3 million on revenue of $.1 million, from an operating loss of approximately $2.3 million on revenue of $0.141 million for the quarter ended June 30, 2006. As discussed above, the factors primarily affecting this decrease in operating loss were a decrease in legal expenses, and a decrease in expenses from the closure of our Canadian facilities.

Included in the net loss applicable to common shareholders are non-cash compensation expense related to preferred stock dividends and beneficial conversion feature of $2.1 million in the quarter ended June 30, 2007 compared with $.03 million in 2006.

Our revenues and expenses do not include any items that do not arise from continuing operations. However, our operational costs have included significant legal costs that we believe will decline based the status of the litigation described in the litigation section herein.

Our net loss applicable to common stockholders for quarter ended June 30, 2007 of $3.4 million included $2.1 million dollars of preferred stock dividends and charges related to a beneficial conversion feature. We do not anticipate these levels of non-cash charges will recur.

There are limited seasonal aspects to our specialty battery business. Sales for batteries for race cars and classic cars typically peak in the spring with another smaller peak in the fall.

Summary of Consolidated Results for the Two Quarters Ended June 30, 2007 compared with the Two Quarters Ended June 30, 2006

		2 Qtrs ended June 30

	2007		2006
Statements of Operations		Percent of line item to net loss applicable to common shareholders		Percent of line item to net loss applicable to common shareholders
Revenues	297,591	3.0%	176,041	4.5%
Cost of tangible products sold	426,095	4.3%	243,551	6.2%
Gross profit / (loss)	(128,504)	1.3%	(67,510)	1.7%
Expenses
Selling, general & administrative	1,736,824	17.4%	2,221,864	56.5%
Research & development	678,257	6.8%	1,274,681	32.4%
Impairment of assets	-		6,555	0.2%
Interest expense - related party	56,786	0.6%	407,360	10.4%
Extinguishment loss	-		-	0.0%
Derivative revaluation	6,929	-0.1%	-	0.0%
Mega C Trust Share Augmentation (Return)	-		-	0.0%
Other, net	(46,518)	0.5%	(106,446)	2.7%
Net loss before income taxes	(2,560,782)	25.7%	(3,871,524)	98.5%
Income Taxes
Deficit accumulated during development stage	(2,560,782)	25.7%	(3,871,524)	98.5%
Less preferred stock dividends and beneficial conversion feature	(7,410,162)	74.3%	(57,586)	1.5%
Net loss applicable to common shareholders	(9,970,944)	100.0%	(3,929,110)	100.0%
Basic and diluted net loss per share	(0.61)		(0.24)
Weighted average common shares outstanding	16,247,299		16,675,948

Revenue

Our revenues were approximately $. 298 million for the two quarters ended June 30, 2007 compared to revenues of approximately $.176 million for the two quarters ended June 30, 2006. Total revenues increased by $.12 million for the two quarters ended June 30, 2007 compared to the same period of 2006. The plant was gradually brought out of mothballs in 2006 and license agreements took a period of months to finalize. In 2007 we had a better plant facility with more licensed products to produce than we had in 2006. Our purchase of the assets of a failed battery manufacturing plant in early 2006 enabled us to realize the revenues to date primarily from the sale of specialty batteries (classic car and 16 volt racing car batteries). These revenues will be dependent upon the number of enthusiasts for classic cars and for auto racing. We have one customer that accounted for over 10% of revenues in the first two quarters of 2007.

Cost of Tangible Products Sold and Gross Profit (Loss)

Costs of tangible products sold (“COTPS”) includes several raw materials with lead being the most prominent and costly. We also use other components such as plastic battery cases, acid and separators. Our PbC batteries use specially activated carbon for the negative electrode component of the battery. Lead in particular has increased substantially in price in the last two years as available quantities have shrunk. In manufacturing batteries we also incur labor and overhead expense as well as normal costs of packaging and shipping. COTPS increased by approximately $.18 million, to $.426 million for the two quarters ended June, 2007 compared with approximately .244 million for the same two quarters ended June 30, 2006. The increase in COTPS from the first six months of fiscal 2006 to the first six months of fiscal 2007 was primarily attributable to:

1.	Increases in sales revenues,

2.	2007 was the first full season for the sale of our specialty batteries after the plant New Castle battery plant remained dormant for nine months in 2005 and 2006,

3.	In 2007 the company had a history of one year in production to meet customer’s needs,

4.	We were able to do more advertising for the 2007 sales season.

Gross loss (margin on sales) increased from approximately $0.068 in the two quarters ended June 30, 2006 to $.129 million, in the two quarters ended June 30, 2007. The increased loss on gross margin was attributable to continued operations of the plant at a very low level or production. We believe we will produce profitable gross margins on sales as we ramp up production but there is no assurance of profits.

Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses include accounting, legal, office, marketing and sales Total SG&A expenses decreased $.5 million, to $1.74 million for the two quarters ended June 30, 2007 compared with the same period in 2006 expenses of approximately $2.2 million. As a comparison of revenues to SG&A, SG&A expenses were 5.8 times revenues for period ended June 2007 and 12.6 times revenues for the two quarters ended 2006. The decrease in marketing and selling expenses from 2006 to 2007 was primarily attributable to a decrease in legal fees, the consolidation of operations into a single facility at New Castle and a change in allocation of some expenses.

Research & Development Expenses

Research and development expenses include salaries for our scientists as well as test equipment and general overhead. Total research and product development expenses decreased $.6 million, to $.7 million for the two quarters ended June 30, 2007 compared with the same period in 2006 expenses of $1.3 million. As a percentage of revenues, research and development expenses were 230% for the two quarters ended June 30, 2007 and 720% for the two quarters end June 30, 2006. The decrease in product development expenses from the levels for the two quarters ended June 30, 2006 to the levels for same period in 2007 was due in part to our transition from a company heavily, and solely, involved in R&D to a company that has completed the initial R&D development work. In the past the R&D was focused on product development, now our focus is geared more toward product improvement. Reflective of our new emphasis, the R&D staff has been re-structured and we consolidated operations in New Castle Pennsylvania as of January 1, 2007.

Interest Expense – Related Party

Interest Expense – Related Party includes interest payments, sometimes substantial on debt instruments due to related parties. Interest expense – related party for the two quarters ended June 30, 2007 was approximately $.057 million compared with $0.407 million in the same period in 2006, representing a decrease of approximately $.35 million. The decrease in interest expense – related party relates to the relative amounts of debt instruments outstanding from time to time.

Derivative Revaluation

Derivative Revaluation includes variations in the amount of equity instruments outstanding from time to time. Derivative revaluation expenses for the two quarters ended June 30, 2007 was approximately $007 million compared to no expense in the same two quarters in 2006, representing an increase of approximately $.007 million. The increase in derivative revaluation expenses relates to changes in the valuations of equity instruments from time to time.

For the two quarters ended June 30, 2007, our net loss before income taxes decreased $1.3 million, or 34%, to $2.6 million on revenue of $.3 million, from an operating loss of approximately $3.9 million on revenue of $0.18 million for the two quarters ended June 30, 2006. As discussed above, the factors primarily affecting this decrease in operating loss were a decrease in legal expenses and a decrease in expenses from the closure of our Canadian facilities.

Included in the net loss applicable to common shareholders are non-cash compensation expense related to preferred stock dividends and beneficial conversion feature of $7.4 million for the two quarters ended June 30, 2007 compared with $.06 million for the two quarters ended June 30, 2006.

Our revenues and expenses do not include any items that do not arise from continuing operations. However, our operational costs have included significant legal costs that we believe will decline based the status of the litigation described in the litigation section herein.

Our net loss applicable to common stockholders for the two quarters ended June 30, 2007 of $10 million included $7.4 million dollars of preferred stock dividends and charges related to a beneficial conversion feature. We do not anticipate these levels of non-cash charges will recur.

There are limited seasonal aspects to our specialty battery business. Sales for batteries for race cars and classic cars typically peak in the spring with another smaller peak in the fall.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from sales of our equity or debt securities. From inception until the fiscal year ended December 31, 2006, we generated no revenue from operations. Based on projections for increased revenues for the next twelve months and anticipation of the closing of equity financing transactions with Quercus,, we believe that our available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures over the next twelve month period. If we do not significantly increase our revenues to meet our projections or obtain additional financing within the next twelve months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Cash, Cash Equivalents and Working Capital

At quarter ended June 30, 2007, we had approximately $.6 million of cash and cash equivalents compared to approximately $3.6 million at December 31, 2006. At June 30, 2007 working capital was $.3 compared to $2.2 million at December 31, 2006.

Cash Flows from Operating Activities

Net cash used in operations for the quarter ended June 30 2007 was $2.6 million, primarily due to ongoing R&D and normal costs of operations. This was partially offset by the use of equity instruments to pay expenses and the sale of equity instruments. Cash used in operations for the period ended June 30, 2006 was approximately 2.4 million, primarily due to a deficit accumulated during development stage of approximately $3.8 million and use of cash to acquire inventory and receivables. This was partially offset by sales of debt and equity instruments. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended June 30, 2007 was $.7 million compared to $0.6 million for the period ended June 30, 2006. The cash used by investing activities included equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in the period ended June 30, 2007 was approximately $.3 million compared to $2.7 million for the period ended June 30, 2006, primarily due to the proceeds from sales of debt and equity instruments

Significant Financing Arrangements

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

December 2007 Secured Bridge Loan Transaction. In December 2007, the Company offered certain of its directors, officers, and significant investors the opportunity to participate in a short term bridge loan arrangement in increments of $100,000, each such loan to bear interest at 14% and to be secured by all of the assets, including the intellectual property assets of Axion Power International and Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Elections to participate had to be made no later than January 7, 2008, and on the offering closed on that date.
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

Critical Accounting Policies, Judgments and Estimates

Our Management’s Discussion and Analysis of Financial Condition or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, Management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Off Balance Sheet Arrangements: We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures were not effective as of that date to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which the Quarterly Report on Form 10-QSB was being prepared.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, and have concluded that the material weaknesses described below existed as of June 30, 2007. As a result, they have concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007.

We determined that the following material weaknesses existed as of June 30, 2007:

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting were not remedied as of June 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months ended June 30, 2007.

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

Changes in Internal Control over Financial Reporting: No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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