Form 10QSB
period 2007-09-30
Axion Power International, Inc.
filed 2008-03-31
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets:
Cash & cash equivalents	$154,246	$3,610,280
Accounts receivable	102,487	45,007
Other receivables	362,798	429,035
Inventory	517,831	267,186
Prepaid expenses	58,346	92,579
Total current assets	1,195,708	4,444,087

Property & equipment, net	1,908,249	1,044,805
TOTAL ASSETS	$3,103,957	$5,488,892

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,071,768	$911,466
Other current liabilities	472,481	840,330
Notes payable to related parties	763,584	499,482
Liability to issue equity instrument	71,231	-
Total current liabilities	2,379,064	2,251,278

Long term Liabilities	-	-
Deferred revenue	732,550	-
Total liabilities	3,111,614	2,251,278
Commitments and Contingencies	-	-

Stockholders' Equity: (Deficit)
Convertible preferred stock-12,500,000 shares authorized
. Senior preferred – 1,000,000 shares designated . 137,500 issued and outstanding (137,500 in 2006)	1,481,759	1,548,989
. Series A preferred – 2,000,000 shares designated . 822,997 shares issued and outstanding (782,997 in 2006)	9,320,807	1,578,235
Common stock-50,000,000 shares authorized $0.0001 par value 16,247,298 issued & outstanding (16,247,298 in 2006)	1,625	1,625
Additional paid in capital	25,529,254	24,574,346
Stock subscriptions receivable	-	-
Deficit accumulated during development stage	(36,111,242)	(24,214,622)
Cumulative foreign currency translation adjustment	(229,860)	(250,959)
Total Stockholders' Equity (Deficit)	(7,657)	3,237,614

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$3,103,957	$5,488,892

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(9/18/2003) to
	2007	2006	2007	2006	September 30, 2007

Revenues	$135,059	$39,812	$432,650	$215,853	$708,027
Cost of tangible products sold	268,302	105,504	694,397	349,055	1,252,380
Gross profit / (loss)	(133,243)	(65,692)	(261,747)	(133,202)	(544,353)

Expenses
Selling, general & administrative	985,257	1,005,941	2,722,081	3,227,805	12,170,641
Research & development	303,051	346,761	981,308	1,621,441	8,816,196
Impairment of assets	(6,929)	35	-	6,590	1,391,485
Interest expense - related party	135,560	132,221	135,560	378,201	873,396
Derivative revaluation	(59,358)	(235,119)	(59,358)	(73,739)	378,230
Mega C Trust Share Augmentation (Return)				-	400,000
Other, net	(451)	(49,635)	(46,969)	(156,081)	(476,189)
Net loss before income taxes	(1,490,373)	(1,265,896)	(3,994,369)	(5,137,419)	(24,098,112)

Income Taxes	-	-	-	-	-

Deficit accumulated during development stage	(1,490,373)	(1,265,896)	(3,994,369)	(5,137,419)	(24,098,112)

Less preferred stock dividends and beneficial conversion feature	(492,089)	(30,449)	(7,902,251)	(88,035)	(12,013,131)

Net loss applicable to common shareholders	$(1,982,462)	$(1,296,345)	$(11,896,620)	$(5,225,454)	$(36,111,243)

Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.73)	$(0.31)	$(2.59)

Weighted average common shares outstanding	16,747,298	16,747,298	16,247,299	16,699,731	13,944,736

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Nine Months Ended		Inception
	September 30,		(9/18/2003) to
	2007	2006	9/30/2007

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(3,994,369)	$(5,137,419)	$(24,098,112)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows
used by operating activities
Depreciation	119,253	66,410	296,539
Impairment of assets	-	6,590	1,391,486
Non-cash interest expense	91,079	378,201	828,915
Derivative revaluations	(59,358)	(73,739)	378,230
Equity instruments issued for services	337,499	1,147,917	3,348,180
Mega C Trust Share Augmentation (Return)	-		400,000
Changes in Operating Assets & Liabilities
Accounts receivable	(57,480)	(37,285)	(109,358)
Other receivables	66,236	(132,477)	(340,838)
Prepaid expenses	34,233	(36,544)	(55,759)
Inventory	(250,645)	(270,929)	(517,831)
Accounts payable	160,302	556,346	2,726,413
Other current liabilities	(367,848)	68,617	489,373
Deferred revenue	732,550	-	732,550
Liability to Issue equity Instruments	130,589	-	130,589
Net cash used by operating activities	(3,057,959)	(3,464,312)	(14,399,623)
Cash Flows from Investing Activities
Investments in notes receivable	-	-	(1,217,016)
Purchase of property & equipment	(982,698)	(604,261)	(2,114,022)
Investment in intangible assets	-	(6,590)	(167,888)
Net cash used by investing activities	(982,698)	(610,851)	(3,498,926)

Cash Flow from Financing Activities
(Repayment to) Proceeds from related party debt	173,023	2,799,479	5,206,247
Proceeds from sale of common stock; net of costs	-	788,900	3,717,405
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	390,500		7,472,181
Net cash provided by financing activities	563,523	3,588,379	18,051,333

Net Change in Cash and Cash Equivalents	(3,477,134)	(486,784)	152,784
Effect of Exchange Rate on Cash	21,100	23,811	1,462
Cash and Cash Equivalents - Beginning	3,610,280	553,001	-
Cash and Cash Equivalents - Ending	$154,246	$90,028	$154,246

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine month periods ended September 30, 2007 and 2006, as well as the cumulative period from inception through September 30, 2007. Certain adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the full year.

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

In December of 2006 the Financial Accounting Standards Board issued FSP No. EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured. The FSP also clarifies that a financial instrument subject to a registration payment arrangement should be separately accounted for in accordance with the applicable guidance without regard to the registration payment arrangement’s contingent obligation. The FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. Statement Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS Nos. 141(R) and SFAS 160 on its consolidated financial statements.

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

4.  Grant Revenue

Grant from Commonwealth of Pennsylvania: On April 30, 2007, the Company was awarded a series of retroactive grants from the Commonwealth of Pennsylvania with an aggregate value of $1.2 million. Grants for $900,000 were specifically designated for equipment purchases and the remaining $300,000 for job training and tax credits, The $150,000 OGP grant requires the Company to hire 86 full-time employees by March 31, 2009, spend a total of $6,492,300 of non public funds as part of the company’s operating and equipment purchases by March 31, 2008 and maintain an operation in Neshannock Township through March 31, 2011. Failure to meet these goals could result in a partial return of the $150,000 grant allocation. During the three month period ended March 31, 2007, the Company recognized amounts related to these grants for the purchase of equipment. The Company records equipment grants as other receivables and deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement at a rate of 75% of the amount paid by the Company. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of September 30, 2007, other receivables included $ 261,988 and deferred revenue of $4 732,550 was recorded for equipment grants. During the three months ended September 30, 2007, $15,562 of income was recorded for the amortization of the deferred revenue. Subsequent to March 31, 2007, $662,000 was received for the reimbursement of equipment under these grants.

5. Related Parties

Related party notes payable:

In August 2007, Mr. Averill loaned the Company an additional $460,000 earning interest at a coupon rate of 12% per annum. The debt matures in two parts, with the $230,000 payable no later than September 30, 2007 and the final balance to be paid no later than December 31, 2007. As additional consideration for this loan, Mr. Averill is to receive a 3-year warrant to purchase 30,000 shares of common stock upon loan inception, an additional 2,000 warrants for each business day between the loan inception date and first repayment date, with the number of warrants pegged to the first repayment not to exceed 42,000 warrants, and an additional 1,000 warrants for each business day between the date of first repayment and second repayment date, with the number of warrants pegged to the second repayment not to exceed 64,000 warrants. The Company repaid Mr. Averill $115,000 on September 28, 2007, from which he is to receive the maximum number of warrants pegged to the first repayment date. On November 27, 2007 this loan was subsequently extinguished in exchange for the security provided under the Secured Bridge Loan program offered during the fourth quarter of 2007. The Company has an obligation to issue an additional 64,000 warrants from these loans through the November 27, 2007 extinguishment date.

Mr. Averill’s loan obligations specifically state that the warrant will be dated three years from date of issue. Whereas none of these warrants have yet been issued, the expiration date on his warrants relating to both the 2006 carryover and the 2007 have yet to be determined.

Warrants: The following table provides summary information on warrants outstanding as of September 30, 2007:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2006	3,761,213	$3.21	1.57
Granted	232,000	$6.00
Exercised	0	$0
Forfeited or lapsed	(2,500)	$2.00
Warrants outstanding at September 30,2007	3,990,713	$3.38	1.1

6. Equity Compensation

During the nine months ended September 30, 2007, the Company issued a total of 120,000 non-plan stock options to one officer and one director as follows:

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

In August 2007, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 80,000 shares of common stock at an exercise price of $4.50. 20,000 vest immediately upon contract inception and the remainder vest at a rate of 10,000 per month over the life of his six-month employment contract. The options are valued at $37,356 utilizing the Black-Scholes-Merton option pricing model with $24,904 recorded as compensation in 2007.

The fair value of each option award is estimated on the measurement date utilizing the Black-Scholes-Merton Option Pricing Model. The assumptions noted in the following table were used for the options granted for the nine-months ended September 30, 2007.

Risk-free interest rate	4.3%
Dividend yield	0
Expected volatility	55.0%
Expected term (in years)	2.7

The compensation cost that has been charged against income for options was $103,124 for the nine-month period ended September 30, 2007. The impact of this expense was to increase basic and diluted loss per share by $.006 for the nine-month period ended September 30, 2007. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities.

The following table provides summary information on all outstanding options as of September 30, 2007, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2006	1,746,885	4.65	1.03
Granted	120,000	4.67	.75
Exercised	0	0	0
Forfeited or lapsed	(124,000)	2.50	1.14
Options outstanding at September 30,2007	1,742,885	4.8	1.00	1.7	$21,000
Options exercisable at September 30,2007	1,387,885	4.89	.93	2.2	$7,000

The weighted-average grant date fair value of options granted during the nine-month period ended September 30, 2006 was $0.62. The total intrinsic value of options exercised during the nine-month period ended September 30, 2006 was $0.00.

The following table provides summary information on all non-vested stock options as of September 30, 2007.

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2006	554,500	$1.34
Options granted	120,000	$.75
Options forfeited or lapsed	(124,000)	1.14
Options vested	(195,500)	1.21
Options subject to future vesting at September 30, 2007	355,000	$1.29

As of September 30, 2007, there was $301,289 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.5 years. The total fair value of options vested during the nine-month period ended September 30, 2007 was $236,054 ($584,794 during the nine-month period ended September 30, 2006).

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

If the Company had generated earnings during the nine months ended September 30, 2007, the Company would have added 6,179,764 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the nine months ended September 30, 2006, the Company would have added 1,597,699 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

8. Comprehensive Income and Significant Non-Cash Transactions

FASB No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Deficit accumulated during development stage	$(11,896,620)	$(5,225,454)
Foreign currency translation adjustment	$21,099	$(6,831))
Comprehensive Income/(loss)	$11,875,521	(5,232,285)

The following table provides summary information on our significant non-cash investing and financing transactions during the nine month periods ended September 30, 2007 and 2006.

	2007	2006
Preferred Dividends attributable to warrant modifications	$164,179	$-
Dividend accrued to preferred stock – Senior	$96,948	$88,035
Dividend accrued to preferred stock – Series A	$1,308,667	$-
Warrants issued for commission on sale of preferred	$53,230	$-
Beneficial conversion feature on preferred stock	$6,496,634	$-
Fair value of warrants issued with related party note	$130,589	$195,443
Amount due for warrants exercised satisfied by extinguishment of liability	$-	$113,400
Satisfaction of accrued legal liability with equity instruments	$-	$209,040
Subscription receivable satisfied extinguishment of liability	$-	$107,100
Equipment purchases included in accounts payable	$-	$66,813
Reversal of stock subscription receivable	$-	$25,000

8.  Commitments and Contingencies

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

For the period ended September 30, 2007, we had cumulative net losses of approximately $36 million. This includes approximately $12 million in preferred stock dividends and beneficial conversion feature charges. We had $1.2 million in current assets and $2.4 million in current liabilities at September 30, 2007, which left net working capital deficit of approximately $1.2. Accordingly, the audit report and notes to our financial statements for the period ended December 31, 2006 contain disclosures that our financial statements have been prepared assuming that our Company will continue as a going concern but that our history of litigation, operating losses and working capital deficits raise substantial doubt about that assumption. As of December 31, 2007, the Company’s available and anticipated financial resources would not have been sufficient to pay our anticipated operating expenses beyond approximately May of 2008 without significant additional financing. As discussed below, we received approximately $4 million in long term equity financing in mid January of 2008 from the Quercus Trust. Management believes those funds will support operations through September 30, 2008, even if the anticipated, and contractually agreed to, second and third closings with the Quercus Trust (as described below) do not occur.

Key Performance Indicators

Because of our early stage of development the usual financial measures are not particularly relevant or helpful in the assessment of company operations. The single most significant financial metric for us is the adequacy of working capital in order to continue research and development. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to full commercial readiness for deployment. After consideration of the investment by the Quercus Trust (Quercus) in January of 2008 our working capital was approximately $850,000. We believe we can maintain operations and fund R&D to approximately September of 2008 with the current working capital. This is true even without the additional contractual investments from the Quercus Trust, as described below.

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

Results of Operations

The comparative data below presents our Company’s results of operations for the quarters ended September 30, 2006 and 2007. While certain of the data is not strictly comparable because some line items are positive and some negative, the percentages calculated demonstrate the relative significance of the various line items and the line items where there were significant changes from year to year:

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

3.
There were non-cash preferred stock dividends and beneficial conversion features of $7.9 million in 2007 with a comparable amount of $.09 million in 2006. This non-cash item is not expected to recur in this dollar amount.

4.	The non-cash preferred stock dividends and beneficial conversion feature were the primary reason for the $6.7 million increase in net loss attributable to common shareholders in 2007.

Summary of Consolidated Results for the Quarter Ended September 30, 2007 compared with Quarter Ended September 30, 2006

		Qtr ended September 30
	2007		2006
Statements of Operations		Percent of line item to net loss applicable to common shareholders		Percent of line item to net loss applicable to common shareholders
Revenues	135,059	6.8%	39,812	3.1%
Cost of tangible products sold	268,302	13.5%	105,504	8.1%
Gross profit / (loss)	(133,243)	6.7%	(65,692)	5.1%
Expenses
Selling, general & administrative	985,257	49.7%	1,005,941	77.6%
Research & development	303,051	15.3%	346,761	26.7%
Impairment of assets	(6,929)		35	0.0%
Interest expense - related party	135,560	6.8%	132,221	10.2%
Extinguishment loss				0.0%
Derivative revaluation	(59,358)	3.0%	(235,119)	-18.1%
Mega C Trust Share Augmentation (Return)				0.0%
Other, net	(451)	0.0%	(49,635)	3.8%
Net loss before income taxes	(1,490,373)	75.2%	(1,265,896)	97.7%
Income Taxes
Deficit accumulated during development stage	(1,490,373)	75.2%	(1,265,896)	97.7%
Less preferred stock dividends and beneficial conversion feature	(492,089)	24.8%	(30,449)	2.3%
Net loss applicable to common shareholders	(1,982,462)	100.0%	(1,296,345)	100.0%
Basic and diluted net loss per share	(0.12)		(0.08)
Weighted average common shares outstanding	16,247,298		16,747,298

Revenue

Our revenues were approximately $135,000 for the quarter ended September 30, 2007 compared to revenues of approximately $39,000 quarter ended September 30, 2006. Total revenues tripled for the quarter end September 30, 2007 compared to the same quarter of 2006. The increase in revenue was primarily due to 12 months of operation at the New Castle plant as opposed to 9 months in 2006. The plant was gradually brought out of mothball in 2006 and license agreements took a period of months to finalize. In 2007 we had a better plant facility with more licensed products to produce than we had in 2006. Our purchase of the assets of a failed battery manufacturing plant in early 2006 enabled us to realize the revenues to date primarily from the sale of specialty batteries (classic car and 16 volt racing car batteries). These revenues will be dependent upon the number of enthusiasts for classic cars and for auto racing. We have two customers that accounted for 10% of or more of revenues in the third quarter of 2007.

Cost of Tangible Products Sold and Gross Profit (Loss)

Costs of tangible products sold (“COTPS”) includes several raw materials with lead being the most prominent and costly. We also use other components such as plastic battery cases, acid and separators. Our PbC batteries use specially activated carbon for the negative electrode component of the battery. Lead in particular has increased substantially in price in the last two years as available quantities have shrunk. In manufacturing batteries we also incur labor and overhead expense as well as normal costs of packaging and shipping. COTPS increased by approximately $.16 million to $.268 million for the quarter ended September, 2007 compared with approximately $0.106 million for the quarter ended September 30, 2006. The increase in COTPS from fiscal 2006 to fiscal 2007 was primarily attributable to:

1.	Increase in sales revenues.

2.	2007 was the first full season for the sale of our specialty batteries after the plant New Castle battery plant remained dormant for nine months in 2005 and 2006,

3.	In 2007 the company had a history of one year in production to meet customers’ needs,

4.	We were able to do more advertising for the 2007 sales season.

Gross loss (margin on sales) increased from approximately $0.066 million for quarter ending September 30, 2006 to $.133 million for the same quarter 2007. The increased loss on gross margin was attributable to continued operations of the plant at a very low level of production. We believe we will produce profitable gross margins on sales as we ramp up production but there is no assurance of profits.

Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses include typical costs of operations including some costs in Canada during 2006 which costs diminished and were not present in 2007. Total SG&A expenses decreased $..021 million, to $.982 million for the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006 expenses of approximately $1.01 million. As a comparison of revenues to SG&A, SG&A expenses were 7.3 times revenues for quarter ended September 30, 2007 and 25.2 times revenues for the same period in 2006. The decrease in selling general and administrative expenses from fiscal 2006 to fiscal 2007 was primarily attributable to a decrease in legal fees, the consolidation of operations into a single facility at New Castle and a change in allocation of some expenses.

Research & Development Expenses

Research and development expenses include salaries for our scientists as well as test equipment and general overhead. Total research and product development expenses decreased $.044 million or 12%, to $.303 million for the quarter ended September 30, 2007 compared with the same quarter in 2006 expenses of $.347 million. As a percentage of revenues, research and development expenses were 225% for the quarter ended September 30, 2007 and 855% for the same quarter of 2006. The decrease in product development expenses from the levels for the 3rd quarter of 2006 to the levels for the same quarter in 2007 was due in part to our transition from a company heavily, and solely, involved in R&D to a company that has completed the initial R&D work. In the past the R&D was focused on product development, now our focus is geared more toward product improvement. Reflective of our new emphasis, the R&D staff has been re-structured and we consolidated operations in New Castle Pennsylvania as of January 1, 2007.

Interest Expense – Related Party

Interest Expense – Related Party includes interest on the various financial instruments the Company used for financing operations and, upon occasion, the conversion of debt instruments to equity instruments. Interest expense – related party for the quarter ended September 30, 2007 was approximately $.136 million compared with $0.132 million in the same period of 2006, representing a decrease of approximately $.004 million. The decrease in interest expense – related party relates to changes in the relative amounts of the financial instruments used to finance operations including the conversion of debt to equity instruments from time to time.

Derivative Revaluation

Derivative Revaluation includes the periodic revaluation of the various equity instruments from period to period including movements in the Company’s financing between debt and equity. . Derivative revaluation expenses for the quarter ended September 30, 2007 was approximately a credit of $.060 million compared with a credit of $.235 million in the quarter ended September 30, 2006, representing a decrease of approximately $.175 million. The decrease in derivative revaluation expenses relates to changes in the valuation of equity instruments from time to time.

For the quarter ended September 30, 2007, our net loss before income taxes increased $.224 million, or 18%, to $1.5 million on revenue of $.135 million, from an operating loss of approximately $1.3 million on revenue of $0.04 million for the quarter ended September 30, 2006. As discussed above, the factors primarily affecting this increase in operating loss were a decrease in legal expenses and a decrease in expenses from the closure of our Canadian facilities.

Included in the net loss applicable to common shareholders are non-cash compensation expense related to preferred stock dividends and beneficial conversion feature of $.49 million in the quarter ended September 30, 2007 compared with $.03 million in the quarter ended September 30, 2006.

Our revenues and expenses do not include any items that do not arise from continuing operations. However, our operational costs have included significant legal costs that we believe will decline based the status of the litigation described in the litigation section herein.

Our net loss applicable to common stockholders for quarter ended September 30, 2007 of $2.0 million included $.5 million of preferred stock dividends and charges related to a beneficial conversion feature. We do not anticipate these levels of non-cash charges will recur.

There are limited seasonal aspects to our specialty battery business. Sales for batteries for race cars and classic cars typically peak in the spring with another smaller peak in the fall.

Summary of Consolidated Results for the Three Quarters Ended September 30, 2007 compared with the Three Quarters Ended September 30, 2006

	2007		2006
Statements of Operations		Percent of line item to net loss applicable to common shareholders		Percent of line item to net loss applicable to common shareholders
Revenues	432,650	3.6%	215,853	4.1%
Cost of tangible products sold	694,397	5.8%	349,055	6.7%
Gross profit / (loss)	(261,747)	2.2%	(133,202)	2.5%
Expenses
Selling, general & administrative	2,722,081	22.9%	3,227,805	61.8%
Research & development	981,308	8.2%	1,621,441	31.0%
Impairment of assets	-		6,590	0.1%
Interest expense - related party	135,560	1.1%	378,201	7.2%
Extinguishment loss	-			0.0%
Derivative revaluation	(59,358)	0.5%	(73,739)	-1.4%
Mega C Trust Share Augmentation (Return)	-		-	0.0%
Other, net	(46,969)	0.4%	(156,081)	3.0%
Net loss before income taxes	(3,994,369)	33.6%	(5,137,419)	98.3%
Income Taxes
Deficit accumulated during development stage	(3,994,369)	33.6%	(5,137,419)	98.3%
Less preferred stock dividends and beneficial conversion feature	(7,902,251)	66.4%	(88,035)	1.7%
Net loss applicable to common shareholders	(11,896,620)	100.0%	(5,225,454)	100.0%
Basic and diluted net loss per share	(0.73)		(0.31)
Weighted average common shares outstanding	16,247,299		16,699,731

Revenue

Our revenues were approximately $432,650 for the three quarters ended September 30, 2007 compared to revenues of approximately $216,000 for the three quarters ended September 30, 2006. Total revenues nearly doubled for 2007 compared to 2006. The increase in revenue was primarily due to 12 months of operation at the New Castle plant as opposed to 9 months in 2006. The plant was gradually brought out of mothballs in 2006 and license agreements took a period of months to finalize. In 2007 we had a better plant facility with more licensed products to produce than we had in 2006. Our purchase of the assets of a failed battery manufacturing plant in early 2006 enabled us to realize the revenues to date primarily from the sale of specialty batteries (classic car and 16 volt racing car batteries). These revenues will be dependent upon the number of enthusiasts for classic cars and for auto racing. We have one customer that accounted for more than 10% of revenues in the first three quarters of 2007.

Cost of Tangible Products Sold and Gross Profit (Loss)

Costs of tangible products sold (“COTPS”) includes several raw materials with lead being the most prominent and costly. We also use other components such as plastic battery cases, acid and separators. Our PbC batteries use specially activated carbon for the negative electrode component of the battery. Lead in particular has increased substantially in price in the last two years as available quantities have shrunk. In manufacturing batteries we also incur labor and overhead expense as well as normal costs of packaging and shipping. COTPS increased by approximately $.345 million to $.694 million for the nine months ended September 30, 2007 compared with approximately $0.349 million for the three quarters ended September 30, 2006. The increase in COTPS from l 2006 to 2007 was primarily attributable to:

1.	Sales revenues increased,

2.	2007 was the first full season for the sale of our specialty batteries after the plant New Castle battery plant remained dormant for nine months in 2005 and 2006,

3.	In 2007 the company had a history of one year in production to meet customers’ needs,

4.	We were able to do more advertising for the 2007 sales season.

Gross loss (margin on sales) increased from approximately $0.1 million for three quarters ending September 30, 2006 to $.3 million for the three quarters ended in September 30, 2007. The increased loss on gross margin was attributable to continued operations of the plant at a very low level or production. We believe we will produce profitable gross margins on sales as we ramp up production but there is no assurance of profits.

Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses include typical costs of operations including some costs in Canada during 2006 which costs diminished and were not present in 2007. Total SG&A expenses decreased $.5 million, to $2.7 million for the three quarters ended September 30, 2007 compared with the three quarters ended September 30, 2006 expenses of approximately $3.2 million. As a comparison of revenues to SG&A, SG&A expenses were 6.3 times revenues for the three quarters ended September 30, 2007 and 15 times revenues for the same period in 2006. The decrease in selling general and administrative expenses from 2006 to 2007 was primarily attributable to a decrease in legal fees, the consolidation of operations into a single facility at New Castle and a change in allocation of some expenses.

Research & Development Expenses

Research and development expenses include salaries for our scientists as well as test equipment and general overhead. Total research and product development expenses decreased $.6 million or 38%, to $.98 million for the nine month period ended September 30, 2007 compared with the same period in 2006 with expenses of $1.6 million. As a percentage of revenues, research and development expenses were 230% for the three quarters ended September 30, 2007 and 750% for 2006. The decrease in product development expenses from the levels for the three quarters ended September 30, 2006 to the levels for 2007 was due in part to our transition from a company heavily, and solely, involved in R&D to a company that has completed the initial R&D development work. In the past the R&D was focused on product development, now our focus is geared more toward product improvement. Reflective of our new emphasis, the R&D staff has been re-structured and we consolidated operations in New Castle Pennsylvania as of January 1, 2007.

Interest Expense – Related Party

Interest Expense – Related Party includes interest paid on debt instruments sometimes at substantial rates. Interest expense – related party for the three quarters ended September 30, 2007 was approximately $.1 million compared with $0.4 million in the same period of 2006, representing a decrease of approximately $.24 million. The decrease in interest expense – related party relates to the amounts of debt instruments outstanding.

Derivative Revaluation

Derivative Revaluation includes changes in the valuation of equity instruments from time to time. . Derivative revaluation expenses for the nine months ended September 30, 2007 was approximately a credit of $.06 million compared with a credit of $.074 million in the three quarters ended September 30, 2006, representing a decrease of approximately $14,000. The decrease in derivative revaluation expenses relates to the variances in the value of the equity instruments in derivative revaluation expenses.

For the three quarters ended September 30, 2007, our net loss before income taxes decreased $1.1 million, or 22%, to $4.0 million on revenue of $.4 million, from an operating loss of approximately $5.1 million on revenue of $0.2 million for the three quarters ended September 30, 2006. As discussed above, the factors primarily affecting this decrease in operating loss were a decrease in legal expenses and a decrease in expenses from the closure of our Canadian facilities.

Included in the net loss applicable to common shareholders are non-cash compensation expense related to preferred stock dividends and beneficial conversion feature of $7.9 million in the three quarters end September 30, 2007 compared with $.09 million in the period ended September 30, 2006.

Our revenues and expenses do not include any items that do not arise from continuing operations. However, our operational costs have included significant legal costs that we believe will decline based the status of the litigation described in the litigation section herein.

Our net loss applicable to common stockholders for period ended September 30, 2007 of $11.9 million included $7.9 million dollars of preferred stock dividends and charges related to a beneficial conversion feature. We do not anticipate these levels of non-cash charges will recur.

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

Cash, Cash Equivalents and Working Capital

At quarter ended September 30, 2007, we had approximately $.15 million of cash and cash equivalents compared to approximately $3.6 million at the quarter ended September 30, 2006. At September 30, 2007 our working capital deficit was $1.18 million compared to $2.19 million at the quarter ended September 30, 2006.

Cash Flows from Operating Activities

Net cash used in operations for the quarter ended September 30, 2007 was $3.1 million, primarily due to R&D and normal ongoing costs of operations. This was partially offset by cash from the sale of equity instruments. Cash used in operations for the period ended September 30, 2006 was approximately $3.5 million, primarily due to a deficit accumulated during development stage of approximately $5.1 million, R&D and normal costs of operations and uses of cash to increase inventory and finance receivables. This was partially offset by cash raised from equity instruments Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash Flows from Investing Activities

Net cash used in investing activities for the three quarters ended September 30, 2007 was $.98 million compared to $0.6 million for the period ended September 30, 2006. The cash used by investing activities included the purchase of equipment for production and research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the period ended September 30, 2007 was approximately $.6 million compared to $3.6 million for the period ended September 30, 2006, primarily due to the proceeds from related party debt.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 and, based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded the design of our system of disclosure controls and procedures were not effective as of that date to ensure that material information relating to our Company would be made known to them and that our system of disclosure controls and procedures was operating to provide a reasonable level of assurance that information required to be disclosed in our reports would be recorded, processed, summarized and reported in a timely manner, particularly during the period in which the Quarterly Report on Form 10-QSB was being prepared.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, and have concluded that the material weaknesses described below existed as of September 30, 2007. As a result, they have concluded that we did not maintain effective internal control over financial reporting as of September 30, 2007.

We determined that the following material weaknesses existed as of September 30, 2007

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

Because the material weaknesses identified in connection with the assessment of our internal control over financial reporting were not remedied as of September 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the three months and nine ended September 30, 2007.

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

Changes in Internal Control over Financial Reporting: No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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