Form 10KSB
period 2007-12-31
Axion Power International, Inc.
filed 2008-04-07
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___ until ___

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
Yes ☐ No ☒

The issuer’s revenue for the year ended December 31, 2007 was $534,000

Based on the sale prices reported on the Pink Sheets, the aggregate market value of the 7,696,665 shares of voting common stock held by non-affiliates was $17,702,330 on March 31, 2008.

On March 31, 2008, the number of shares of common stock issued and outstanding was 18,156,060.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No  ☒

TABLE OF CONTENTS

[TO BE UPDATED]

i

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

We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks the Company may face we advise you to carefully consider the following risks and uncertainties:

•	We have incurred net losses since inception and we may not be able to generate sufficient revenue in the future to achieve or sustain profitability;

•	We must raise substantial additional capital or our business will fail;

•	We have incurred substantial indebtedness, some of which is secured by a lien against all of our assets;

•	We may be unable to enforce or defend our ownership of proprietary technology;

•	We have never manufactured carbon electrode assemblies in large commercial quantities;

•	We may be unable to develop a cost effective alternative to conventional lead electrodes;

•	Our technology may be rendered obsolete as a result of technological changes in the battery industry;

•	We may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon device PbC™ batteries;

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

ii

PART I

Item 1. Description of Business.

Our corporate history

Axion Power Corporation (“APC”) was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception APC has been engaged in research and development of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our “proprietary lead/carbon (PbC) devices.” As of December 31, 2003 APC engaged in a reverse acquisition with a public shell company whereby APC became a wholly-owned subsidiary of the shell. The shell company was originally incorporated in Delaware in January 1997 as Tamboril Cigar Company (“Tamboril”), operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. (including APC, “we,” “our,” “our Company,” or “Axion”) and implemented a one share for 16 reverse split in June 2004. The number of shares in this report have been restated where necessary to give retroactive effect to the reverse split.

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

Our business

We are a development stage company that has invested four years and approximately $9.1 million in research and development expense to develop a patented energy storage device that uses carbon electrode assemblies to replace the lead-based negative electrodes found in conventional lead-acid batteries. The end result is the PbC battery, a battery-supercapacitor hybrid that combines the simplicity of lead-acid batteries and the faster recharge rates and longer cycle lives of supercapacitors in a low-cost device that can be designed to deliver maximum power for fast discharge applications; maximum energy for slow discharge applications; or a range of balances between the two.

Our PbC technology, which is protected by six issued U.S. patents, seven pending U.S. patent applications, as well as other proprietary features and structures, is technically sophisticated yet simple. The carbon electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The electrodes are then assembled into PbC batteries that use the same cases, covers, positive electrodes, separators and electrolyte as conventional lead-acid batteries and they are assembled with the same equipment and manufacturing methods that we, and the majority of the lead-acid battery industry, uses for manufacturing lead-acid batteries. PbC batteries use up to 40% less lead than comparable sized lead-acid batteries, and the lead, plastics and acid employed are fully recyclable at existing facilities, which makes the PbC battery a very environmentally-friendly product.

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

We believe our PbC technology will be uniquely situated to exploit the current problems facing the North American lead-acid battery industry. While we may exploit our PbC technology in a number of ways, our acquisition of a failed battery manufacturing plant gives us the ability to produce energy storage devices using our new technology. The plant acquisition allows us to exploit our technology by manufacturing our new energy storage devices for demonstration projects, for sale to end-users (once we are satisfied with the technology) or to manufacture the component parts other battery manufacturers could insert into their own batteries. The facility leased in New Castle, Pennsylvania beginning in 2006 has a permitted manufacturing capacity of 3,000 batteries per day and has operational production lines for both sealed and flooded lead-acid batteries. The ability to produce both types of batteries in a variety of sizes enables us to target our excess capacity at high-margin products that are required in relatively small volumes, such as deep cycle industrial batteries and other specialty products. Over the next 18 to 24 months, we plan to exploit the manufacturing capacity deficit in the lead-acid battery industry by producing high margin lead-acid products while we complete development of our PbC technology. As additional capacity comes on-line in the broader industry, we plan to transition our manufacturing focus from lead-acid products to our reduced-lead, enhanced-performance lead-carbon PbC products.

As we continue the transition from laboratory research to commercial prototype manufacturing, we will need to:

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

We anticipate our ability to establish and maintain a competitive position will be dependent on several factors, including:

•	The availability of raw materials and key components;

•	Our ability to design and manufacture commercial prototype proprietary lead/carbon (PbC) carbon electrode assemblies;

•
Our ability to establish and operate facilities that can fabricate electrode assemblies and commercially manufacture our proprietary lead/carbon (PbC) device with consistent quality at a predictable cost;

•	Our ability to establish and expand a customer base;

•	Our ability to compete against established and emerging battery and other storage technologies;

•	The market for batteries in general; and

•	Our ability to retain key personnel.

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

Development Phase. During the Development Phase, we will focus on producing small quantities of commercial prototypes in our own manufacturing facilities. These commercial prototypes will serve as the foundation for a series of paid demonstration projects with established end users. If the demonstration projects are successful and end user testing validates the advantages of our proprietary lead/carbon (PbC) device technology under real-world operating conditions, we can proceed to the full commercialization phase. In general, our development path in each identified target market will include the following:

•
Prototype manufacturing. We are finalizing design work and manufacturing plans for our commercial prototype proprietary lead/carbon (PbC) devices. We intend to purchase raw materials and components from established manufacturers and then fabricate electrode assemblies and assemble our commercial prototype proprietary lead/carbon (PbC) devices in company-owned facilities at a higher rate than we can manufacture today.

•
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

Commercialization phase. During the commercialization phase, we intend to implement a platform technology business model where we will develop and manufacture the carbon electrode assemblies that are unique to our proprietary lead/carbon (PbC) and then sell those assemblies to established battery manufacturers who want to make their batteries better. We believe a platform technology business model can reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our proprietary lead/carbon (PbC), while allowing us to focus on a narrow band of value-added activities that appear likely to minimize our investment and maximize our profitability.

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

Acquisition of our proprietary lead/carbon (PbC) device technology

We incorporated APC in September 2003, for the purpose of acquiring rights to our proprietary lead/carbon technology from the original owner of the patents, an Ontario corporation named C and T Co., Inc., which we refer to in this report as “C&T.” The founders of APC were shareholders of Mega-C Power Corporation, which we refer to in this report as “Mega-C,” which from 2001 until mid 2003 held a limited, nonexclusive license to market products utilizing our proprietary lead/carbon device technology that we currently own. In February 2003, the Ontario Securities Commission began an investigation into Mega-C’s stock sales that terminated Mega-C’s ability to finance its operations and continue in business. The founders of APC had collectively invested approximately $3.9 million in Mega-C and were facing a total loss of this investment when Mega-C was unable to continue in business. In connection with the organization of APC, the founders invested well over a million dollars.

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

•	We issued 233,400 warrants to purchase stock in the post-acquisition Company to Tamboril’s management in satisfaction of related-party debt;

•	C&T purchased 1,250,000 previously outstanding common shares from Tamboril’s management;

•	We purchased all of C&T’s interest in the proprietary lead/carbon (PbC) device technology for 1,562,900 warrants; and

•
We assumed and satisfied APC’s obligations of $1,794,000 under the November 2003 Development and License Agreement originally entered into by APC and C&T to develop the PbC technology through the issuance of $1,000,000 of senior preferred stock and the payment of $794,000 in cash through March 31, 2005.

We acquired full ownership of C&T, including its capital stock, in March 2005 upon final satisfaction of the payments noted above and extinguished all rights to future payments under the November 2003 development and license agreement. C&T’s assets other than the intellectual property were insignificant. The Company purchased $84,000 in equipment from an affiliate of C&T.

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

We have no duty to pay any royalties or license fees with respect to the commercialization of our proprietary lead/carbon (PbC) device technology and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know-how and other intellectual property will be critical to our success.

Our ability to compete effectively with other companies will depend on our ability to maintain the proprietary nature of our lead/carbon (PbC) device technology. We plan to file additional patent applications in the future. However, the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our proprietary lead/carbon (PbC) device technology. Competitors may also intentionally infringe on our patents. The prosecution and defense of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future. Although not a patent infringement suit, as set forth more fully in Item 3, Legal Proceedings, a collection of individuals and entities that describe themselves as the “Taylor Group” sued the Company and claimed an interest in some of the Company’s intellectual property. In orders dated February 11, 2008, the United States Bankruptcy Court for the District of Nevada held that the Taylor Group has no interest in or rights to the technology.

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

Our competition

We plan to compete with a number of established competitors in the battery and supercapacitor industry, including:

•	Maxwell	•	Enersys

•	Energy Conversion Devices	•	Exide

•	Panasonic	•	Japan Storage Battery

•	Nippon-Chemicon	•	Ness

In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including:

•	symmetric supercapacitors;

•	asymmetric supercapacitors with organic electrolytes;

•	nickel metal hydride batteries;

•	lithium ion batteries; and

•	advanced lead-acid batteries.

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

Our research and development

We engage in extensive research and development to improve our proprietary lead/carbon (PbC) device technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our research and development organization works closely with our engineering team, our suppliers and potential customers to improve our product design and lower manufacturing costs. During the years ended December 31, 2006 and 2007, we spent $2,001,506 and $1,308,345 respectively on company sponsored research and development, and $9,143,233 since inception. While our limited financial resources and short operating history makes it difficult for us to estimate our future expenditures, we expect to incur research and development expenditures of consistent magnitude for the foreseeable future.

Our employees

New Castle, Pennsylvania: While we have not made our final staffing decisions at New Castle, we presently employ a staff of 28, including a 6-member scientific and engineering team, and 13 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements and believe our relations with our employees are good.

Item 2. Description of Property.

New Castle Pennsylvania. In April of 2008 the company signed a new lease that also added to our existing space at our manufacturing plant in New Castle, Pennsylvania. The new lease calls for a monthly payment of $16,142 with an initial term of two (2) years beginning April 2008. The lease includes two successive five-year renewal options, with future rent to be negotiated at a commercially reasonable rate. The battery manufacturing facility includes approximately 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises. Our battery manufacturing operations at this facility are conducted through a wholly owned subsidiary named Axion Power Battery Manufacturing, Inc (APB). APB was organized in February of 2006. Management believes our property is in good condition.

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

A prior Chief Financial Officer, Mr. Roston filed a lawsuit for the full amount of compensation and benefits provided for as express remedies for breaches in his employment agreement after he was discharged for cause. The Company determined the range of potential loss to be CAD $250,000 to CAD $275,000, however the risk of loss as a result of this lawsuit is considered by the Company to be remote as that term is used in Statement of Financial Accounting Standards number 5, “Accounting for Contingencies”. No amount was recorded for this contingency.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market information

At the start of the year ended December 31, 2006, our stock was quoted on the OTC Bulletin Board (Symbol: AXPW.OB), until we became delinquent in our SEC reporting obligations in August 2006. As a result our stock was removed from the OTC Bulletin Board and began trading on the OTC Pink Sheets under the symbol AWPW.PK. Trading in our stock has historically been sporadic, trading volumes have been low, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTC Pink Sheets and the OTC Bulletin Board, as the case may be, for each quarter since the beginning of 2005. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low

First Quarter 2006	$6.00	$2.50

Second Quarter 2006	$4.10	$1.75

Third Quarter 2006	$3.50	$1.60

Fourth Quarter 2006	$4.00	$1.10

First Quarter 2007	$4.05	$2.25

Second Quarter 2007	$3.15	$2.50

Third Quarter 2007	$3.10	$2.20

Fourth Quarter 2007	$2.50	$2.00

On March 31, 2008, the sale price for our common stock as reported on the Pink Sheets was $2.30 per share.

Securities outstanding and holders of record

On March 31, 2008 there were approximately 386 record holders of our common stock.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information The following table provides summary information on our equity compensation plans as of December 31, 2007.
Plan category:	Number of shares issuable on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders

2004 Incentive Stock Plan	51,950	$3.48	1,437,050

2004 Directors’ Option Plan	140,035	$2.83	330,400
Equity compensation plans not approved by stockholders

Contract options held by officers	905,000	$4.86

Contract options held by consultants	753,900	$5.22

Total equity awards	1,850,885	$4.81

The Company has two stockholder approved equity compensation plans and occasionally enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans. The following sections summarize the Company’s equity compensation arrangements.

Equity Incentives Plans Not Approved by Stockholders: The Company has issued 300,000, 629,300, and 228,000 stock purchase options in the fiscal years ended December 31, 2005, 2006 and 2007, respectively, to officers, employees, attorneys and consultants in connection with contractual agreements that do not reduce the shares available under the shareholder’s approved plans. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Fefer, Petersen & Cie, general corporate counsel (of which one member was a director of the Company at the time) were granted two-year contractual options to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered, valued at $68,296. These members also received 116,700 warrants as consideration of pre-merger Tamboril debt). In August 2004, $1.00 of the exercise price of the total 306,000 options and warrants owned by these members was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded $306,000 related to this reduction. All of the warrants and options were exercised in the fourth quarter of 2005, however, $306,000 of the amount is included in stock subscription receivable as of December 31, 2005 and was received in 2006.

In July 2004, the President and Chief Operating Officer of the Company, Charles Mazzacato, was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option vests on a monthly basis at the rate of 60,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $180,000. In accordance with APB 25 the Company expensed the intrinsic value over the vesting period which resulted in expense of $18,750 and $45,000 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as discussed below and recorded compensation of $124,364 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In July 2004, the Chief Financial Officer of the Company, Peter Roston, was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest on a monthly basis at the rate of 50,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $150,000. In accordance with APB 25 the Company has expensed the intrinsic value over the vesting period which resulted in expense of $15,625 and $37,500 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as discussed below and recorded compensation of $138,182 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In April 2005, the Chief Executive Officer of the Company, Thomas Granville, was granted a contractual option to purchase 180,000 shares of common stock at a price of $2.50 per share. This option vests at the rate of 7,500 shares per month commencing May 1, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as discussed below and recorded compensation of $112,500 during the year ended December 31, 2006.

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

In September 2005, the Chief Technical Officer of the Company, Edward Buiel, was granted a contractual option to purchase 90,000 shares of common stock at a price of $4.00 per share. This option vests at the rate of 2,500 shares per month commencing October 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of FASB 123R as discussed below and recorded compensation of $68,100 during the year ended December 31, 2006.

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

In February 2006, members and affiliates of the law firm of Fefer, Petersen & Cie, general corporate counsel (of which one member was a director of the Company at the time) were granted an option to purchase 360,000 shares of common stock at an exercise price of $6.00. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006. These options are valued at $193,449 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

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

In January 2007, Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These three-year options were immediately vested on the date of grant, and are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

In August 2007, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 80,000 shares of common stock at an exercise price of $4.50. 20,000 vest immediately upon contract inception and the remainder vest at a rate of 10,000 per month over the life of his six-month employment contract. These two-year options are valued at $37,356 utilizing the Black-Scholes-Merton option pricing model with $24,904 recorded as compensation in 2007.

In December 2007, the Company’s Vice-President of Manufacturing Engineering, Robert Nelson, was granted a contractual option to purchase 108,000 shares of common stock at an exercise price of $5.00. The options vest at a rate of 3,000 per month over a three year period, but are being amortized over the term of his two year employment contract. These five-year options are valued at $108,504 utilizing the Black-Scholes-Merton option pricing model with $4,521 recorded as compensation in 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

For the year ended December 31, 2007, we had cumulative net losses of approximately $14.3 million. This includes approximately $ 8.4 million in preferred stock dividends and beneficial conversion feature charges. We had $ 1.6 million in current assets and $ 4.5 million in current liabilities at December 31, 2007, which left net working capital deficit of approximately $ 2.9 million. As discussed below, we received approximately $4 million in long term equity financing on January 14th of 2008 from the Quercus Trust. Management believes those funds will support operations through, September 30, 2008, even if the anticipated, and contractually agreed to, second and third closings with the Quercus Trust, as described below) do not occur.

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

Pro Forma Balance Sheet for Fiscal Year Ended December 31, 2007

	12/31/2007 Historical	Quercus Trust Investment	12/31/2007 Pro Forma
	Audited		Unaudited
ASSETS
Current Assets:
Cash & cash equivalents	$671,244	$3,680,000	$4,351,244
Other current assets	933,184		933,184
Total current assets	1,604,428		5,284,428
Property & equipment, net	2,119,252		2,119,252
TOTAL ASSETS	$3,723,680		7,403,680
LIABILITIES & STOCKHOLDERS' EQUITY
Liabilities	$4,523,036		$4,523,036
Deferred Revenue	840,945		840,945
Equity	37,088,226	3,680,000	40,768,226
Deficit accumulated during development stage	(38,728,527)		(38,728,527)
Total Stockholders' Equity	(1,640,301)		(2,039,699)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,723,680		$7,403,680

As discussed below the Quercus Trust invested approximately $4,000,000 in the Company in January of 2008. The pro forma balance sheet above gives effect to that investment net of expenses.

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

Recent Financing Activities

As further described below, in January the Quercus Trust entered into a funding agreement with us that obligated them to invest $18,000,000 over a 5 month period if we hit certain milestones, one of which has been met (See the description of the “Second Quercus Closing” below. We have already received the first $4,000,000 which should enable us to conduct operations through September 2008. Based on projections for increased revenues for the next twelve months and assuming the closing of each of the two additional equity financing transactions with Quercus totaling $14 million, we believe that our available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures over the next twelve months. To obtain the remaining $14 million the company is obligated to meet two milestones. We have met the first milestone, bringing our filings current, which allows us to apply for the $4 million second funding. We anticipate that the Second Quercus Closing will occur sometime before April 15, 2008. Those proceeds will be deployed for the purchase of previously approved equipment and for general operating purposes. If we do not significantly increase our revenues to meet our projections, close on the Quercus financings or obtain additional financing within the next twelve months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

In November of 2007 we began discussions related to a bridge loan offer with our directors, officers, and significant investors. We eventually structured a short term Secured Bridge Loan arrangement in increments of $100,000, such loans to bear interest at the rate of 14% and are secured by all of the assets, including the intellectual property assets of Axion Power International and all of the equipment and inventory assets of Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,540,000, with an additional funding of $100,000, received in January of 2008, bringing the entire loan total to $2,640,000. The new loans made to the Company since October 1, 2007, exclusive of extinguishment of existing debt on October 1, 2007, Secured Bridge Loan agreements, aggregate to approximately $1,740,000 in new working capital.

The bridge loan has an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company with higher interest rates to apply to each such extension. On March 31, 2008, the Company sent notice to the investors of its intention to extend the loan until April 30, 2008.. The extension entitles the investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. . If extended to May 31, 2008, the interest rate during the extension period increases to 16% with an extension fee equal to 1% of the original loan. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee was paid, equal to 8% of the original loan. The origination fee decreased by one-half percent each week after December 15, 2007 until it closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included with each $100,000 Secured Bridge Loan note. Warrants to be issued are as follows: 3,405 warrants upon occurrence of the loan, 851 additional warrants upon extension of the loan to April 30, 2008, 1,276 additional warrants upon extension of the loan to May 31, 2008, and 2,128 additional warrants upon extension to June 30, 2008. Anti-dilution provisions apply to the warrants.

As the Secured Bridge Loan financing will mature no later than June 30, 2008, we will not have sufficient capital to pay our day-to-day operating costs, finance our research and development, cover costs associated with our manufacturing activities, pay for the development of a sales and marketing organization and finance the acquisition of complimentary assets, technologies and businesses unless we obtain additional significant financing within the next 6 months. The Quercus Trust provided that financing and the Quercus transaction is discussed below.

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

In the second closing (the “Second Quercus Closing”), which will occur within five business days after we file the last of our delinquent reports under the Securities Exchange Act of 1934 (the “Delinquency Cure Date”), Quercus has agreed to purchase 1,904,762 additional units for $4,000,000. Each Quercus Second Closing unit will consist of one share of common stock, and a 5-year warrant to purchase 1.25 additional shares of common stock at an exercise price of $2.60 per share. We became current in our reporting obligations on March 31, 2008 and will remain current upon the filing of this Annual Report on or before April 15, 2008.

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

As an inducement to Quercus to enter into the Agreement and to purchase the shares of our common stock and the warrants issuable under the Agreement, certain directors, officers and principal holders of our issued and outstanding convertible securities, warrants and stock options agreed to refrain from converting any of their convertible securities or exercising any of their stock purchase rights until the board of directors proposes and our stockholders approve a charter amendment that will increase the number of authorized common shares from the current limit of 50 million shares of common stock to a proposed limit of not less than 75 million shares of common stock. Concurrently, we agreed to extend the expiration date of the warrants and options that are subject to forbearance agreements for a period of time equal to the forbearance period. In accordance with the forbearance agreements, Axion will propose shareholder approval of this share increase of authorized common shares.

C & T and Series A Warrants

In January of 2004 the Company issued warrants (the “C&T Warrants”) to the shareholders of C&T (the “C&T Warrant Holders”) in exchange for the acquisition of certain intellectual property rights associated with the lead/carbon hybrid supercapacitor formerly referred to as the E3 Cell. In February of 2005 we issued shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to a group of investors (the “Series A Holders”), and in recognition of certain concessions, we issued warrants to the Series A Holders (the “Series A Warrants”). Both the C&T Warrants and the Series A Warrants expired during the period of time in which the Company was not current in its Exchange Act Reporting Obligations. In recognition of this, our board has authorized management to commence discussions and potential negotiations with the C&T Warrant Holders and the Series A Holders in an effort to recognize that the economic benefits that these parties and the Company expected at the time these warrants were issued was frustrated by the length of the time the Company was out of compliance with its Exchange Act reporting obligations and to provide some form of tangible value to the C&T Warrant Holders and the Series A Holders.

Results of Operations

The comparative data below presents our Company’s results of operations for the fiscal years ended December 31 2006 and 2007. While certain of the data is not strictly comparable because some line items are positive and some negative, the percentages calculated demonstrate the relative significance of the various line items and the line items where there were significant changes from year to year:

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

3.
There was a $1.1 million credit to total expenses in 2006, as a result of the return of Mega C Trust Augmentation Shares which is not expected to recur. This line item reduced total expenses by $1.1 million in 2006 compared to 2007.

4.
There were non-cash preferred stock dividends and beneficial conversion features of $8.4 million in 2007 with a comparable amount of $.8 million in 2006. This non-cash item is not expected to recur in this dollar amount.

5.	The non-cash preferred stock dividends and beneficial conversion feature were the primary reason for the $6 million increase in net loss attributable to common shareholders in 2007.

6.	The Pennsylvania capital stock tax was accrued to cover and recorded as income tax for 2007.

	2007		2006
Statements of Operations		Percent of line item to net loss applicable to common shareholders		Percent of line item to net loss applicable to common shareholders
Revenues	533,911	3.7%	275,377	3.5%
Cost of tangible products sold	1,130,855	7.9%	557,983	7.1%
Gross profit / (loss)	(596,974)	4.2%	(282,606)	3.6%
Expenses
Selling, general & administrative	3,720,632	26.0%	4,788,986	60.9%
Research & development	1,308,345	9.2%	2,001,506	25.5%
Impairment of assets	-		6,581	0.1%
Interest expense - related party	276,651	1.9%	713,048	9.1%

Derivative revaluation	(72,236)	0.5%	437,588	5.6%
Mega C Trust Share Augmentation (Return)	-		(1,125,000)	14.3%
Other, net	(47,708)	0.3%	(77,352)	1.0%
Net loss before income taxes	(5,782,658)	40.5%	(7,027,963)	89.4%
Income Taxes	83,469		-
Deficit accumulated during development stage	(5,866,127)	41.1%	(7,027,963)	89.4%
Less preferred stock dividends and beneficial conversion feature	(8,417,955)	58.9%	(835,529)	10.6%
Net loss applicable to common shareholders	(14,284,082)	100.0%	(7,863,492)	100.0%
Basic and diluted net loss per share	(0.88)		(0.47)
Weighted average common shares outstanding	16,247,299		16,628,290

Summary of Consolidated Results for the Year Ended December 31, 2007 compared with Year Ended December 31, 2006

Revenue

Our revenues were approximately $534,000 for the fiscal year ended December 31, 2007 compared to revenues of approximately $275,000 for the fiscal year ended December 31, 2006. Total revenues nearly doubled for fiscal 2007 compared to fiscal 2006. The increase in revenue was primarily due to 12 months of operation at the New Castle plant as opposed to 9 months in 2006. In 2007 we had a better plant facility with more licensed products to produce than we had in 2006. Our purchase of the assets of a battery manufacturing plant in early 2006 enabled us to realize the revenues to date primarily from the sale of specialty batteries (classic car and 16 volt racing car batteries). These revenues will be dependent upon the number of enthusiasts for classic cars and for auto racing. We have one customer that accounted for 11.4% of revenues in 2007.

Cost of Tangible Products Sold and Gross Profit (Loss)

Costs of tangible products sold (“COTPS”) include several raw materials with lead being the most prominent and costly. We also use other components such as plastic battery cases and covers, acid and separators. Our PbC batteries use specialty activated carbon for the negative electrode component of the battery. Lead in particular has increased substantially in price in the last two years as available quantities have shrunk. In manufacturing batteries we also incur labor and overhead expense as well as normal costs of packaging and shipping. COTPS increased by approximately $.57 million, or 102%, to $1.13 million for the fiscal year ended December, 2007 compared with approximately $0.56 million for the fiscal year ended December 31, 2006. The increase in COTPS from fiscal 2006 to fiscal 2007 was primarily attributable to:

1.	Sales revenues very nearly doubled,

2.	2007 was the first full season for the sale of our specialty batteries after the New Castle battery plant remained dormant for nine months from June of 2005 into March of 2006,

3.	In 2007 the company had a history of one year in production to meet customer’s needs,

4.	We were able to do more advertising for the 2007 sales season.

Gross loss (margin on sales) increased from approximately ($0.3) million, or in fiscal year 2006 to $.6 million, in fiscal year 2007. The increased loss on gross margin was attributable to continued operations of the plant at a very low level or production. We believe we will produce profitable gross margins on sales as we ramp up production but there is no assurance of profits.

Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses include salaries and services, non-cash compensation, sales and marketing expenses as well as public company costs which include fund raising, investor relations, directors’ compensation, legal and audit fees. Total SG&A expenses decreased $1.1 million, or 22%, to $3.7 million for the fiscal year ended December 31, 2007 compared with the fiscal year ended December 31, 2006 expenses of approximately $4.8 million. As a comparison of revenues to SG&A, SG&A expenses were 7 times revenues for fiscal 2007 compared to 17.4 times revenues for fiscal 2006. The decrease in marketing and selling expenses from fiscal 2006 to fiscal 2007 was primarily attributable to a decrease in legal fees and the consolidation of operations into a single facility at New Castle.

Research & Development Expenses

Research and development expenses include salaries for our scientists as well as test equipment and general overhead.  Total research and product development expenses decreased $.7 million or 35% to $1.3 million for the fiscal year ended December 31, 2007 compared with the fiscal year ended December 31, 2006 expenses of $2.0 million. As a percentage of revenues, research and development expenses were 245% for fiscal 2007 and 727% for fiscal 2006. The decrease in product development expenses from the levels for fiscal 2006 to the levels for fiscal 2007 was due to reduced salaries resulting from the closure of the operations in Canada and lower legal fees related to patents.

Interest Expense - Related Party

Interest Expense - Related Party includes the coupon value of interest on debt, debt discount on detachable warrants, and the beneficial conversion opportunities inherent to the debt itself. Interest expense - related party for the fiscal year ended December 31, 2007 was approximately $.3 million compared with $0.7 million in the fiscal year ended December 31, 2006, representing a decrease of approximately $.4 million. As the Company funded its capital needs in 2006 though loan instruments, the bulk of these loans were converted to equity during the fourth quarter of 2007. Unlike 2006, the 2007 loans were not convertible and warrant modifications involved preferred dividends and not interest as in 2006.

Derivative Revaluation

Derivative Revaluations are recognized whenever the company incurs a liability to issue an equity instrument. The instrument is revalued quarterly until the point in time that the liability is settled. Derivative revaluation expenses for the fiscal year ended December 31, 2007 was approximately a credit of ($.072) million compared with a charge of $0.43 million in the fiscal year ended December 31, 2006, representing a decrease of approximately $.5 million. Throughout 2006, the Company funded its capital needs with debt that offered detachable warrants. These warrants were not settled until December 2006 at which point the Company’s stock values were at their peak. Whereas 600,000 warrants were subject to revaluation during 2006, only 400,000 were subject to revaluation during 2007.

Mega C Trust Share Augmentation (Return)

Mega C Trust Share Augmentation (Return) includes the valuation of 500,000 shares of our common stock as described in the financial statement footnote titled “Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation.” This type of transaction is not expected to recur after the transaction in 2006.

For the fiscal year ended December 31, 2007, our net loss before income taxes decreased $1.2 million, or 18%, to $5.8 million on revenue of $.5 million, from an operating loss of approximately ($7.0 million) on revenue of $0.3 million for the fiscal year ended December 31, 2006. As discussed above, the factors primarily affecting this decrease in operating loss were a decrease in legal expenses, the absence of a $1.1 million dollar credit as occurred in 2006 and a decrease in expenses from the closure of our Canadian facilities.

Included in the net loss applicable to common shareholders are non-cash compensation expense related to preferred stock dividends and beneficial conversion feature of $8.4 million in 2007 compared with $.8 million in 2006.

Our revenues and expenses do not include any items that do not arise from continuing operations. However, our operational costs have included significant legal costs that we believe will decline based on the status of the litigation described in the litigation section herein.

Our net loss attributable to common stockholders in 2007 of $14 million included $8.4 million dollars of preferred stock dividends and charges related to a beneficial conversion feature. We do not anticipate these levels of non-cash charges will recur.

The year 2006 reflects a line item captioned “Mega C Trust Share Augmentation (Return)” with a credit of $1,125,000. This credit reduced the Company’s overall loss by $1.1 million dollars and is not expected to recur.

There are limited seasonal aspects to our specialty battery business. Sales for batteries for race cars and classic cars typically peak in the spring with another smaller peak in the fall.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from sales of our equity or debt securities. From inception until the fiscal year ended December 31, 2006, we generated no revenue from operations. Based on projections for increased revenues for the next twelve months and assuming the closing of each of the two additional equity financing transactions with Quercus, we believe that our available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures over the next twelve month period. If we do not significantly increase our revenues to meet our projections, close on the Quercus financing or obtain additional financing within the next twelve months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Cash, Cash Equivalents and Working Capital

At December 31, 2007, we had approximately $.67 million of cash and cash equivalents compared to approximately $3.6 million at December 31, 2006. At December 31, 2007 working capital deficit was $2.9 million compared to $2.1 million at December 31, 2006.

Cash Flows from Operating Activities

Net cash used in operations for the year ended December 31, 2007 was $3.7 million, primarily due to ongoing research and development, accounting and legal fees, and normal costs of operations. This was partially offset by the following sources of cash and non-cash items governmental grants, equity instruments and loans from related parties. Cash used in operations for the year ended December 31, 2006 was approximately $4.6 million, primarily due to a deficit accumulated during development stage of approximately $7.0 million and the following uses of cash inventory and other prepaid expenses. This was partially offset by cash and non-cash items by sale of equity instruments and related party debt. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers, and the accuracy of our forecasts of product demand and component requirements.

Cash Flows from Investing Activities

Net cash used in investing activities for the fiscal year ended December 31, 2007 was $1.2 million compared to $0.8 million for the fiscal year ended December 31, 2006. The cash used by investing activities included the purchase of equipment for both production and research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities in the fiscal year ended December 31, 2007 was approximately $2.0 million compared to $8.4 million for the fiscal year ended December 31, 2006, primarily due to the proceeds from related party debt.

Significant Financing Arrangements

2006 Private Placement of Series A Preferred Stock: On October 18, 2006, the Company’s board of directors designated, from the Company’s total authorized 12,500,000 shares, a new series of preferred stock consisting of up to 2,000,000 shares designated Series A Convertible Preferred Stock (the “series A preferred”). During the fourth quarter of 2006, the Company sold an aggregate of 782,997 shares of series A preferred at a price of $10 per share for net proceeds of $7,722,470 including $4,352,500 in cash and $3,369,970 in liability conversion. In connection with the private placement, the Company incurred total offering expenses of $258,202, of which $107,500 was paid in cash, while the remainder was paid through the issuance of options to acquire shares of the Company’s common stock. The proceeds were used to fund ongoing operations.

April 2006 Common Stock Private Placement: On April 21, 2006, two unaffiliated individual accredited investors purchased a total of 80,000 shares of common stock for a purchase price of $2.50 per share or $200,000 in aggregate proceeds. In addition, the Company issued warrants to purchase 80,000 shares of common stock with an exercise price of $4.00 per share to the investors. Also on April 21, 2006, the Company’s chief executive officer exercised his $2.00 warrants to purchase 56,700 shares for $113,400. The proceeds were used to fund ongoing operations.

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

December 2007 Secured Bridge Loan Transaction. In December 2007, the Company offered certain of its directors, officers, and significant investors the opportunity to participate in a short term bridge loan arrangement in increments of $100,000, each such loan to bear interest at 14% and to be secured by all of the assets, including the intellectual property assets of Axion Power International and Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,540,000, with additional funding of $100,000 in January of 2008. The proceeds were used to fund ongoing operations.

Capital Expenditure Commitments

We plan the following capital expenditures:

1.	New equipment for negative electrode production.

2.	New equipment for carbon sheeting production.

3.	New plant equipment for standard lead-acid battery production.

4.	Renovate and install already purchased lead-acid battery production equipment.

With the $4 million the Quercus Trust invested in our Company in January of 2008 we believe we can sustain operations until September of 2008. To obtain the remaining $14 million the company is obligated to meet two milestones. We have met the first milestone, bringing our filings current, which allows us to apply for the $4 million second funding. We anticipate that the Second Quercus Closing will occur sometime during April 2008. Those proceeds will be deployed for the purchase of previously approved equipment and for general operating purposes. For us to fully pursue our business plan, we will need additional funding, either from the final Quercus closing or from some other funding source. We expect to obtain the final Quercus milestone but there can be no assurance we will meet it., or that it will be available if we do.

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

Item 7 Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Axion Power International, Inc.

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity and comprehensive income for the years then ended and for the period since inception (September 18, 2003) through December 31, 2007. Axion Power International Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period since inception (September 18, 2003) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
April 3, 2008

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2007	December 31, 2006

ASSETS

Current Assets:
Cash & cash equivalents	$671,244	$3,610,280
Accounts receivable	133,646	45,007
Other receivables	341,801	429,035
Inventory	375,635	267,186
Prepaid expenses	82,102	92,579
Total current assets	1,604,428	4,444,087

Property & equipment, net	2,119,252	1,044,805
TOTAL ASSETS	$3,723,680	$5,488,892

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,573,436	$911,466
Other current liabilities	583,591	840,330
Notes payable to related parties	2,259,826	499,482
Liability to issue equity instrument	106,183	-
Total current liabilities	4,523,036	2,251,278

Deferred revenue	840,945	-
Total liabilities	5,363,981	2,251,278

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Senior preferred - 1,000,000 shares designated . 137,500 issued and outstanding (137,500 in 2006)	1,515,376	1,548,989
Series A preferred - 2,000,000 shares designated . 822,997 shares issued and outstanding (782,997 in 2006)	9,802,894	1,578,235
Common stock-50,000,000 shares authorized $0.0001 par value 16,248,298 issued & outstanding (16,247,298 in 2006)	1,625	1,625
Additional paid in capital	25,768,331	24,574,346
Deficit accumulated during development stage	(38,498,704)	(24,214,622)
Cumulative foreign currency translation adjustment	(229,823)	(250,959)
Total Stockholders' Equity	(1,640,301)	3,237,614

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$3,723,680	$5,488,892

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Years Ended		Inception
	December 31,		(9/18/2003) to
	2007	2006	December 31, 2007

Revenues	$533,911	$275,377	$809,288
Cost of tangible products sold	1,130,885	557,983	1,688,868
Gross profit / (loss)	(596,974)	(282,606)	(879,580)

Expenses
Selling, general & administrative	3,720,632	4,788,986	13,169,192
Research & development	1,308,345	2,001,506	9,143,233
Impairment of assets	-	6,581	1,391,485
Interest expense - related party	276,651	713,048	1,014,487
Derivative revaluation	(72,236)	437,588	365,352
Mega C Trust Share Augmentation (Return)	-	(1,125,000)	400,000
Other, net	(47,708)	(77,352)	(476,928)
Net loss before income taxes	(5,782,658)	(7,027,963)	(25,886,401)
Income Taxes	83,469	-	83,469
Deficit accumulated during development stage	(5,866,127)	(7,027,963)	(25,969,870)

Less preferred stock dividends and beneficial conversion feature	(8,417,955)	(835,529)	(12,528,835)
Net loss applicable to common shareholders	$(14,284,082)	$(7,863,492)	$(38,498,705)

Basic and diluted net loss per share	$(0.88)	$(0.47)	$(2.73)
Weighted average common shares outstanding	16,247,299	16,628,290	14,080,181

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Years Ended		Inception
	December 31,		(9/18/2003) to
	2007	2006	12/31/2007

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(5,866,127)	$(7,027,963)	$(25,969,870)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows
used by operating activities
Depreciation	176,196	96,249	353,482
Impairment of assets	-	6,582	1,391,486
Non-cash interest expense	224,536	713,048	962,372
Extinguishment loss	-	-	-
Derivative revaluations	(72,236)	437,588	365,352
Equity instruments issued for services	478,113	1,577,147	3,488,794
Mega C Trust Share Augmentation (Return)	-	(1,125,000)	400,000
Changes in Operating Assets & Liabilities
Accounts receivable	(88,639)	(51,878)	(140,517)
Other receivables	87,233	(88,206)	(319,841)
Prepaid expenses	10,478	(47,933)	(79,514)
Inventory	(108,449)	(267,186)	(375,635)
Accounts payable	661,969	619,977	3,228,080
Other current liabilities	(252,500)	555,109	604,721
Deferred revenue	840,945	-	840,945
Liability to Issue equity Instruments	178,419	-	178,419
Net cash used by operating activities	(3,730,062)	(4,602,466)	(15,071,726)

Cash Flows from Investing Activities
Investments in notes receivable	-	-	(1,217,016)
Purchase of property & equipment	(1,250,643)	(801,870)	(2,381,967)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(1,250,643)	(801,870)	(3,766,871)

Cash Flow from Financing Activities
Proceeds from related party debt	1,630,032	3,309,714	6,663,256
Proceeds from sale of common stock; net of costs	-	788,900	3,717,405
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	390,500	4,352,500	7,472,181
Net cash provided by financing activities	2,020,532	8,451,114	19,508,342

Net Change in Cash and Cash Equivalents	(2,960,173)	3,046,778	669,745
Effect of Exchange Rate on Cash	21,137	10,501	1,499
Cash and Cash Equivalents - Beginning	3,610,280	553,001	-
Cash and Cash Equivalents - Ending	$671,244	$3,610,280	$671,244

The Accompanying Notes are an Integral Part of the Financial Statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Deficit-US$
For Periods Ended December 31, 2003; 2004; 2005; 2006; 2007
(A Development Stage Company)
								Deficit Accumulated During Development Stage	Other Comprehensive Income Cumulative Translation Adjustments	Total Stockholders' Equity
	Preferred			Common
	Shares	Senior Preferred	Series A Preferred	Shares	Common Stock Amount	Additional Paid-In Capital	Subscriptions Receivable
Inception September 18, 2003	0	$0		0	$0	$0	$0	$0	$0	$0
Shares to founders upon formulation of APC				1,360,000	137	(137)	0			0
Stock based compensation				170,000	17	48,936				48,953
Conversion of debt to equity				1,108,335	111	1,449,889	(350,000)			1,100,001
Debt Discount from convertible debt						86,402				86,402
Unamortized discount on convertible debt						(77,188)				(77,188)
Fair value of options issued as loan inducements						15,574				15,574
Shared issued during Recapitalization
- Shares issued to Mega-C trust				6,147,483	615	(615)				0
- Equity acquired in recapitalization				1,875,000	188	(188)				0
Net Loss December 31, 2003								(3,097,030)		(3,097,030)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(56,547)	(56,547)
Comprehensive loss										(3,153,577)
Balance at December 31, 2003	0	0		10,660,818	$1,067	$1,522,674	$(350,000)	$(3,097,030)	$(56,547)	$(1,979,836)
Shares issued to founders				445,000	45	(45)				0
Augmentation shares issued to Mega-C trust				180,000	18	(18)				0
Conversion of debt				283,333	28	451,813	350,000			801,841
Warrants in consideration for technology purchased						563,872				563,872
Common stock offering - net of cost				823,800	81	1,607,053				1,607,134
Proceeds from exercise of warrants				475,200	48	867,972				868,020
Liability converted as partial prepayment on options						306,000				306,000
Stock based compensation				45,000	5	191,738				191,742
Fraction Shares Issued Upon Reverse Spilt				48,782	5	(5)				0
Net Loss December 31, 2004								(3,653,637)		(3,653,637)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(74,245)	(74,245)
Comprehensive loss										(3,727,882)
Balance at December 31, 2004	0	0		12,961,933	$1,296	$5,511,054	$0	$(6,750,667)	$(130,792)	$(1,369,109)
Proceeds From Exercise of Warrants & Options				853,665	85	1,283,395	(496,000)			787,480
Common Stock Offering Proceeds				600,000	60	1,171,310	(200,000)			971,370
Preferred Stock Offering proceeds	385,000	3,754,110					(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)		1,470,000	147	2,475,260				0
Stock issued for services				500,000	50	1,524,950				1,525,000
Fair Value of Options for Non-Employee Services						237,568				237,568
Employee incentive share grants				219,000	22	647,480				647,502
Impact of beneficial conversion feature						3,099,156		(3,099,156)		0
Preferred Stock Dividends		176,194						(176,194)		0
Net Loss December 31, 2005								(6,325,113)		(6,325,113)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(24,780)	(24,780)
Comprehensive loss										(6,349,893)
Balance at December 31, 2005	140,000	$1,454,897		16,604,598	$1,661	$15,950,173	$(721,000)	$(16,351,130)	$(155,572)	$179,029

Balance at December 31, 2005	140,000	$1,454,897		16,604,598	$1,661	$15,950,173	$(721,000)	$(16,351,130)	$(155,572)	$179,029
Preferred Series A Proceeds	782,997		7,571,768							7,571,768
Preferred - Dividends		119,092	103,101					(222,193)		0
Senior Preferred Cancellation	(2,500)	(25,000)					25,000			0
Common Stock Offering Proceeds				80,000	8	199,992	696,000			896,000
Proceeds from exercise of warrants				56,700	6	113,394				113,400
Employee incentive share grants				6,000	1	23,999				24,000
Augmentation shares issued to Mega-C trust				(500,000)	(50)	(1,124,950)				(1,125,000)
Stock based compensation						1,241,231				1,241,231
Fair value of warrants with related party debt						885,126				885,126
Modification of preexisting warrants						392,811				392,811
Fair value warrants issued for services						86,848				86,848
Beneficial conversion feature on related party debt						95,752				95,752
Beneficial conversion feature on Preferred Stock			(6,096,634)			6,709,970		(613,336)		0
Net Loss December 31, 2006								(7,027,963)		(7,027,963)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(95,387)	(95,387)
Comprehensive loss										(7,123,350)
Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	1,625	24,574,346	-	(24,214,622)	(250,959)	$3,237,614

Preferred Series A Proceeds	40,000		337,270							337,270
Preferred - Dividends		130,566	1,790,755					(1,921,321)		0
Employee incentive share grants				1,000	-	315,950				315,950
Stock based compensation						215,393				215,393
Fair value of warrants with related party debt						98,463				98,463
Modification of preexisting warrants		(164,179)				164,179				0
Beneficial conversion feature on Preferred Stock			6,096,634			400,000		(6,496,634)		0
Net Loss December 31, 2007								(5,866,127)		(5,866,127)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									21,136	21,136
Comprehensive loss										(5,844,991)
Balance at December 31, 2007	960,497	$1,515,376	$9,802,894	16,248,298	$1,625	$25,768,331	-	$(38,498,704)	$(229,823)	$(1,640,301)

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

Note 2 —Accounting Policies

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

Fair Value of Financial Instruments: FASB No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

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

Accounts Receivable: The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on its history of past write-offs and collections, and current credit conditions. No interest is accrued on past due accounts receivable. The Company has concluded that there is no need for an allowance for doubtful accounts at December 31, 2007 and 2006.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of December 31, 2007, no reserve for obsolescence was deemed necessary. Cost is determined using the first-in first-out (FIFO) method. As of December 31, 2007, inventory included $375,635 of lead-acid battery components, consisting of $301,701 of raw materials, $55,323 of work-in-process and $18,611 of finished goods.

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

Impairment of Notes Receivable (Mega-C): The Company tests its notes receivable for collectability pursuant to the standards in the FASB No. 5, Accounting for Contingencies (FASB 5). Based on management’s assessment of substantial doubt as to collectability pursuant to FASB 5, the Company had no impairment for notes receivable for the years ended December 31, 2007 and 2006.

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

The provision for taxes represents corporate-level franchise taxes which may be based on assets, equity, capital stock or a variation thereof.

Recent Accounting Pronouncements:

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While FASB No. 157 does not apply to transactions involving share-based payment covered by FASB No. 123, it establishes a theoretical framework for analyzing fair value measurements that is absent from FASB No. 123. We have relied on the theoretical framework established by FASB No. 157 in connection with certain valuation measurements that were made in the preparation of these financial statements. FASB No. 157 is effective for years beginning after November 15, 2007. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides a one year deferral for implementation of the Standard for non-financial assets and liabilities. The Company is currently evaluating the impact FASB No. 157 will have on its consolidated financial statements.

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

Note 3 -  Grant Revenue

Grant from Commonwealth of Pennsylvania: On April 30, 2007, the Company was awarded a series of retroactive grants from the Commonwealth of Pennsylvania with an aggregate value of $1.2 million. Grants for $900,000 were specifically designated for equipment purchases and the remaining $300,000 for job training and tax credits, The $150,000 OGP grant requires the Company to hire 86 full-time employees by March 31, 2009, spend a total of $6,492,300 of non-public funds as part of the company’s operating and equipment purchases by March 31, 2008 and maintain an operation in Neshannock Township through March 31, 2011. Failure to meet these goals could result in a partial return of the $150,000 grant allocation. During the year ended December 31, 2007, the Company recognized amounts related to these grants for the purchase of equipment. The Company records equipment grants as other receivables and deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement at a rate of 75% of the amount paid by the Company. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2007, other receivables included $239,861 and deferred revenue of $840,945 was recorded for equipment grants. During the year ended December 31, 2007, $662,000 of cash was received and $60,916 of income was recorded for the amortization of the deferred revenue.

Note 4 — Property and Equipment

A summary of property and equipment at December 31, 2007 and 2006 is as follows:

	Estimated useful
	life	2007	2006
Asset deposit		$-	$-
Leasehold improvements	10	92,525	84,975
Machinery & equipment	3-22 years	2,382,749	1,139,657
Less accumulated depreciation		356,022	179,827
Net		$2,119,252	$1,044,805
Depreciation expense		$176,195	$96,249

Note 5 - Purchase of Assets of Failed Battery Manufacturing Company (Asset Purchase)

Incorporation of new subsidiary: In January 2006, the Company incorporated a new wholly owned subsidiary named Axion Battery Products, Inc. (“APB”) under the laws of the Commonwealth of Pennsylvania for the purpose of operating a battery manufacturing facility in New Castle, Pennsylvania. The Company changed the name of this subsidiary to Axion Power Battery Manufacturing Inc.

Purchase of battery manufacturing assets: In February 2006, APB entered into an agreement to purchase all of the equipment, inventory and other tangible assets of the New Castle Battery Manufacturing Company, Inc. from National City Bank, Pennsylvania in a foreclosure sale conducted pursuant to the provisions of Article 9 of the Pennsylvania Uniform Commercial Code. The assets were purchased by APB and include all equipment, molds, inventories, parts and supplies that were subject to the bank’s security interest. Since the former New Castle Battery Manufacturing Company had been closed for several months prior to the acquisition and there were no employees, distribution systems, sales force, customer base, vendor relationships, or established revenue stream, the transaction was accounted for as a purchase of assets rather than as a business combination.

Consideration paid: APB paid $800,000 for the assets and incurred $20,244 of legal expenses directly associated with negotiating and executing this transaction. Of the $800,000 paid, $710,000 was paid to the seller at closing and $90,000 was initially placed in an interest bearing escrow account pending the seller’s resolution of certain encumbrances on a portion of the purchased assets. In August 2006, it was determined that the encumbered assets would not be transferred to APB and $83,250 of the deposit was returned resulting in a final purchase price of $736,994 that was allocated to manufacturing equipment and inventory valued at approximately $540,000 and $197,000, respectively, on the date of the purchase.

Property rental: In February 2006, APB entered into a lease agreement for an industrial building located in New Castle, Pennsylvania. The agreement provides for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement is $11,265. During the two extension terms, the rent will be based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. The renewal and extension of the lease is being negotiated as of the date of filing of this report. In addition to the monthly rental, APB is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to at least 80% of the replacement value of the leased premises.

Note 6 — Transactions with a related party (C&T)

Research and development payments to C&T: During 2005, the Company issued 1,562,900 warrants to the former shareholders of C&T to purchase intangible assets from C&T. These warrants were valued at approximately $564,000 and recorded as in-process research and development. During the year ended December 31, 2006, the terms of the warrants granted were modified. The modification resulted in additional expense of approximately $342,000, which has been classified as research and development expense. See note captioned “Stockholders’ Equity for further discussion.

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

Note 7 - Related Party Debt Financing

2006 Activity:

In January 2006, APB entered into a secured loan agreement with Robert Averill, a director of the Company, whereby Mr. Averill agreed to provide $1 million in acquisition and working capital financing for APB’s purchase of the battery manufacturing facility which was increased to $1.2 million in September 2006 and amended to incorporate the conversion terms of the second and third quarter loans discussed below. The loan agreements require APB to pay interest on the outstanding balance at the annual rate of 10%. Interest payments are due on the first day of each month and commenced in February 2006. The entire principal balance of the loan was initially due on February 1, 2007, provided that the loan may be repaid at any time without notice or penalty. The loan was secured by a first priority interest in all of APB’s equipment, inventory, furniture and fixtures, together with all substitutions or replacements and all proceeds from the sale thereof. The amount of the secured loan was further increased to $1,510,000 in November 2006, at which time the interest rate was amended retroactively to an annual rate of 12% and amended to extend the maturity date to February 2008. With the November loan modification, Mr. Averill received a warrant to purchase an additional 20,000 shares of common stock with a commitment to issue a warrant for an additional 20,000 shares of common stock at each three-month anniversary thereafter, until the loan is paid in full. With the extension of the maturity into 2008, Mr. Averill is to receive an additional 50,000 shares of common stock at each three-month anniversary of the original loan, until the loan is paid in full. In November 2007, the loan was subsequently extinguished in exchange for the security provided under the Secured Bridge Loan program offered during the fourth quarter of 2007. See Note captioned “Subsequent Events” for further discussion.

The Company has signed the loan agreement as an accommodation party and assumed direct liability for the payment of APB’s obligations. APB and the Company each granted Mr. Averill a first priority security interest in all of their equipment, inventory, furniture, fixtures and intellectual property, together with all substitutions or replacements and all proceeds from any bulk sale thereof. As additional consideration for the loan, the Company issued Mr. Averill 50,000 common stock purchase warrants in January 2006 with an additional 50,000 warrants each quarter the loan was outstanding, resulting in the issuance of an additional 200,000 warrants in December 2006. The warrants are exercisable for a period of three & four years from the issue date at a price of $6 per share. The warrants have been valued as of each date of grant using the Black-Scholes-Merton option pricing model. This amount was recorded as a note discount and amortized into interest expense over the term of the loan.

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

2007 Activity:

The Company issued a total of 270,000 warrants against the 2006 loan agreement executed with Mr. Averill during 2006 and has an obligation to issue an additional 230,000 warrants from these loans through the November 2007 date of extinguishment. In November 2007, the 2006 loan was subsequently extinguished in exchange for the security provided under the Secured Bridge Loan program offered during the fourth quarter of 2007. (See discussion of this loan under the caption “Secured Bridge Loan Financing” below).

In August 2007, Mr. Averill loaned the Company an additional $460,000 earning interest at a coupon rate of 12% per annum. The debt matures in two parts, with the $230,000 payable no later than September 30, 2007 and the final balance to be paid no later than December 31, 2007. As additional consideration for this loan, Mr. Averill is to receive a 3-year warrant to purchase 30,000 shares of common stock upon loan inception, an additional 2,000 warrants for each business day between the loan inception date and first repayment date, with the number of warrants pegged to the first repayment not to exceed 42,000 warrants, and an additional 1,000 warrants for each business day between the date of first repayment and second repayment date, with the number of warrants pegged to the second repayment not to exceed 64,000 warrants. The Company repaid Mr. Averill $115,000 on September 28, 2007, from which he is to receive the maximum number of warrants pegged to the first repayment date. On November 27, 2007 this loan was subsequently extinguished in exchange for the security provided under the Secured Bridge Loan program offered during the fourth quarter of 2007. The Company has an obligation to issue an additional 64,000 warrants from these loans through the November 27, 2007 extinguishment date. (See discussion of this loan under the caption “Secured Bridge Loan Financing” below).

On November 1, 2007, the Company borrowed an additional $267,900 from Robert Averill. This amount was invested in anticipation of the Secured Bridge Loan discussed below, earning interest at 14% per annum.

On November 27, 2007, Mr. Averill and the Company entered into an agreement to convert all outstanding debt obligations due and owing to Mr. Averill, into obligations under the Secured Bridge Loan discussed below, extinguishing the security interest Mr. Averill had in all of the assets of Axion Power Battery, Inc. in exchange for the security provided under the Secured Bridge Loan. At the time this indebtedness was converted, the Company owed Mr. Averill outstanding principal plus interest amounting to $1,111,910 together with new borrowings of $544,090 and $144,000 of loan origination fees recognized as a note discount, resulting in Mr. Averill holding a note for $1,800,000 under the Secured Bridge Loan financing. The loan has an original maturity of March 31, 2008, bears an initial interest rate of 14% per annum, and is jointly secured, along with all other investors in the Secured Bridge Loan, by all the assets including intellectual property assets of the Company and its subsidiaries. As additional consideration for this loan, Mr. Averill is to receive a warrant to purchase 61,290 shares of common stock. The warrants are exercisable for a period of five years from loan inception at a price of $2.35 per share.

Mr. Averill’s loan obligations specifically state that the warrant will be dated three years from date of issue. Whereas none of these warrants have yet been issued, the expiration date on his warrants relating to both the 2006 carryover and the 2007 have yet to be determined.

In October 2007, Igor Filipenko, a former Board Member and majority shareholder of C&T, loaned the Company $115,000 under substantially the same agreement as Mr. Averill’s loan agreement of August 2007. Mr. Filipenko earns interest at a coupon rate of 12% per annum with a scheduled maturity of December 31, 2007. As additional consideration for this loan, Mr. Filipenko is to receive a 3-year warrant to purchase 5,250 shares of common stock upon loan inception, and an additional on 500 warrants for each business day between the loan inception date and repayment date. The number of warrants pegged to repayment is not to exceed 26,500 warrants. The Company has an obligation to issue an additional 26,500 warrants from this loan upon extinguishment on December 17, 2007. (See discussion of this loan under the caption “Secured Bridge Loan Financing” below).

In December 2007, Mr. Filipenko elected to participate in the fourth quarter short-term bridge loan arrangement whereby he converted his October loan of $115,000, contributed an additional $92,000 in cash, and received a note discount of $18,000 reflecting loan origination fees, resulting in Mr. Filipenko holding a note for $225,000 under the Secured Bridge Loan. The loan has an original maturity of March 31, 2008, bears an initial interest rate of 14% per annum, and is jointly secured, along with all other investors in the Secured Bridge Loan, by all the assets including intellectual property assets of the Company and its subsidiaries. As additional consideration for this loan, Mr. Filipenko is to receive a warrant to purchase 7,661 shares of common stock. The warrants are exercisable for a period of five years from loan inception at a price of $2.35 per share. (See discussion of this loan under the caption “Secured Bridge Loan Financing” below).

In December 2007, Glenn Paterson, a member of the Board of Directors, contributed $92,000 in cash and received a note discount of $8,000 reflecting loan origination fees by participating in the fourth quarter short-term bridge loan arrangement offered by the Company. The loan has an original maturity of March 31, 2008, bears an initial interest rate of 14% per annum, and is jointly secured, along with all other investors in the Secured Bridge Loan, by all the assets including intellectual property assets of the Company and its subsidiaries. As additional consideration for this loan, Mr. Patterson is to receive a warrant to purchase 3,405 shares of common stock. The warrants are exercisable for a period of five years from loan inception at a price of $2.35 per share. (See discussion of this loan under the caption “Secured Bridge Loan Financing” below).

Options and Warrants: The loan agreements disclosed above provided for the aggregate issuance of 484,278 common stock purchase warrants, with only 86,528 having been issued as of December 31, 2007, and the remainder yet to be issued. As of December 31, 2007, the warrants due under these agreements have been valued at 276,882 and recorded as a note discount. Note discount of $154,201 has been amortized during the year ended December 31, 2007, of which $152,884 relates to these 2007 warrants obligations, and the balance relating to the carryover of unamortized discount from 2006. $289,075 of debt discount remains outstanding as of December 31, 2007. The obligation to issue the 397,750 unissued warrants is recorded as a liability rather than equity discussed in the “Liability to issue equity instruments” section below. See the footnotes captioned “Stockholder's Equity” and “Subsequent Events” for additional disclosure of these transactions.

Liability to issue equity instruments: During the year ended December 31, 2007, the Company entered into financing agreements discussed above that included detachable warrants to purchase common stock. As of December 31, 2007, 397.750 of these warrants had not yet been issued to the holders. The liability originally recorded related to these warrants amounted to $178,419, which was treated as a note discount and is being recognized as interest expense as described within the “Options and Warrants” section above. For each reporting period that the warrants are not issued, the liability is re-valued and adjusted through the caption “derivative revaluation” on the statement of operations. As of December 31, 2007, the value of these warrants amounted to $106,183, which has been recorded into liabilities pending physical issue of the warrant documents.

Secured Bridge Loan Financing:  In December 2007 the Company offered certain of its directors, officers, and significant investors the opportunity to participate in a short-term bridge loan arrangement in increments of $100,000, each such loan to bear interest at 14% and to be secured by all of the assets, including the intellectual property assets of Axion Power International and Axion Power Battery Manufacturing Inc. (the “Secured Bridge Loan”). Elections to participate must have been made no later than January 7, 2008, and if fully subscribed, the Secured Bridge Loan could result in up to $3,000,000 in short-term funding for the Company.

Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,541,216, with additional funding of $100,000 in January of 2008. $2,125,000 was funded by three members and former members of the Board of Directors, with the balance funded by four accredited investors.

The Secured Bridge Loan has an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company with higher interest rates to apply to each such extension. On March 31, 2008, the Company sent notice to the investors of its intention to extend the loan for until April 30, 2008. The extension entitles the investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. If extended to May 31, 2008, the interest rate during the extension period increases to 16% with an extension fee equal to 1% of the original loan. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee was paid equal to 8% of the original loan. The origination fee decreased by one-half percent each week after December 15, 2007 until the loan opportunity closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included with each $100,000 Secured Bridge Loan note. Warrants to be issued are as follows: 3,405 warrants upon occurrence of the loan, 851 additional warrants upon extension of the loan to April 30, 2008, 1,276 additional warrants upon extension of the loan to May 31, 2008, and 2,128 additional warrants upon extension to June 30, 2008. Anti-dilution provisions apply to the warrants. The Holders of these notes shall have the right to convert the note together with interest, into any security sold by the Company in an institutional offering. Upon repayment of this note, all conversion rights shall terminate forthwith.

Interest Expense: Interest expense recognized for the year ended December 31, 2007 in connection with these notes and related liabilities amounted to $276,650, of which $117,058 relates to the amortization of the note discount for warrants granted, $37,143 relates to the amortization of note discount reflected by the Secured Bridge Loan’s origination fees, and the remainder relates to the stated interest rate on the outstanding balance. In December 2007, loan origination fees of $202,216 were recognized as note discounts related to funding received in the fourth quarter on the Secured Bridge Loan. In January 2008, $7,500 in origination fees were recognized as a note discount in connection with an additional $92,500 of cash received for these notes. These note discounts are being amortized as interest expense over the life of the respective notes.

Note 8 — Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 50,000,000 shares of common stock and 12,500,000 shares of preferred stock.

 Common Stock:  At December 31, 2007, 16,248,298 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

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

At December 31, 2007, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding, and 822,997 shares of Series A Convertible Preferred stock were issued and outstanding.

Equity Transactions –period ended December 31, 2003

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

•
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

Equity Transactions –period ended December 31, 2004

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

Equity Transactions –Year ended December 31, 2005

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

To provide for immediate cash needs during the offering period, the Company agreed to issue warrants to any purchaser of senior preferred who agreed to loan the Company the amount of the share proceeds until the $5 million minimum subscription was reached. In connection therewith, the purchasers of $565,000 of senior preferred agreed to release their subscription payments notwithstanding the minimum subscription and other restrictions in the associated private placement memorandum. As a result, the Company issued 282,500 warrants to those purchasers. By March 2005, the $5 million minimum was still not met and the Company agreed to issue 228,500 additional warrants to the purchasers of $2,285,000 of senior preferred who agreed to waive the minimum subscription requirement. The foregoing warrants are exercisable at a price of $2 per share, and were to expire on March 21, 2007. Because the warrants were detachable, granted in connection with the offering, immediately vested, and exercisable at a price that was less than the reported fair market value of the underlying common stock on the date of grant, the proceeds of the offering were allocated between the senior preferred and the warrants based on the relative fair value of each instrument. The assumed value of the senior preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using the Black-Scholes-Merton option pricing model. The proceeds allocated to the senior preferred amounted to $3,440,268. The effective conversion price of the senior preferred was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $2,315,482. This beneficial conversion feature was immediately recognized as additional non-cash dividends. On March 9, 2007 the Board of Directors unanimously agreed to extend the life 476,000 $2.00 warrants issued in March 2005 to purchasers who subscribed to the Senior Preferred private placement offering. See “Warrant Modifications” in the note captioned “Subsequent Events” below.

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

Equity Transactions –Year ended December 31, 2006

Augmentation of Trust and Trust Settlement: See above 2005 transactions and the discussion in the note captioned “Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation” for disclosures about shares issued to the Trust, returned from the Trust in November 2006 and the accounting for those shares.

Senior Preferred: During 2006, a subscription for senior preferred shares was cancelled, reducing the balance by 2,500 shares or $25,000. The senior preferred had an initial stated value of $10.00 per share. Accrued dividends that are not paid in cash within 10 days of a payment date will automatically be added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the earnings through 2007 and the expected future stated value of the senior preferred at the end of each quarter through December 31, 2008.

Quarter Ended	Adjusted Stated Value	Quarter Ended	Adjusted Stated Value

31-Mar-07	$11.75	31-Mar-08	$12.72

30-Jun-07	$11.99	30-Jun-08	$12.97

30-Sep-07	$12.23	30-Sep-08	$13.23

31-Dec-07	$12.47	31-Dec-08	$13.50

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

The series A preferred had an initial stated value of $10.00 per share. Non-cash dividends are automatically added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the earnings through 2007 and the expected future stated value of the series A preferred at the end of each quarter through December 31, 2008.

Quarter Ended	Adjusted Stated Value	Quarter Ended	Adjusted Stated Value

31-Mar-07	$10.63	31-Mar-08	$13.46

30-Jun-07	$11.16	30-Jun-08	$14.13

30-Sep-07	$11.72	30-Sep-08	$14.84

31-Dec-07	$12.30	31-Dec-08	$15.58

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

On June 9, 2006 the Board of Directors extended the life of 1,562,900 warrants issued to the original shareholders of C&T along with 91,700 capital warrants issued to Sally Fonner in recognition of the Company’s difficulty in establishing a public trading market for its common stock. These $2 warrants scheduled to expire in 2006 and early 2007 were modified to a December 31, 2007 expiration. The warrants, valued at $521,642 prior to the extension, were revalued at the date of modification using the Black-Scholes-Merton option-pricing model. The incremental expense in 2006 resulting from the revaluations was recorded into R&D ($342,131) and SG&A ($50,680).

Equity Transactions –Year ended December 31, 2007

Senior Preferred: At December 31, 2007, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. As of December 31, 2007 $425,852 in dividends has been accrued to cover the Company’s obligations with regard to the 8% Cumulative Convertible Senior Preferred stock. No cash dividends have been paid with respect to these shares. Non-cash dividends have increased the value of the Senior Preferred shares by $2.72 to a stated value of $12.72 per share.

Series A Preferred: 782,997 shares of Series A Preferred were issued during 2006. In January 2007, the Company sold 40,000 additional shares of Series A Preferred to accredited investors for gross cash proceeds of $400,000. On the date of issuance, the effective conversion price of the Series A Preferred was at a price lower than the market price of the common stock resulting in a non-cash beneficial conversion feature of $400,000 recognized as additional non-cash dividends on a straight line basis through the first date these shares are convertible, being April 23, 2007. This straight line calculation did not differ materially from the effective yield method. With the 2007 subscription, the aggregate non-cash beneficial conversion feature attributable to the Series A Preferred shares is valued at $7,109,970. $613,336 was recognized as additional non-cash dividends in the fourth quarter of 2006, with the remaining balance of $6,496,634 recognized as additional non-cash dividends during the year ending December 31, 2007. Beginning on April 23, 2007, the shares of Series A Preferred became convertible at the option of the holders of record at an initial conversion of $1.25 per share. The conversion price is subject to adjustment if Axion issues any shares less than the then existing conversion price.

The holders of the shares of Series A Preferred receive dividends at the annual rate of 20% of the Stated Value of the Series A Preferred so long as the Company is behind with respect to its reporting obligations under the Securities Exchange Act of 1934 on any dividend payment date. Once the company is current with respect to these reporting obligations, the dividend rate will be reduced to an annual rate of 10% of the Stated Value. As of December 31, 2007, $1,893,855 in dividends has been accrued. No cash dividends have been paid with respect to the Series A Preferred shares. Non-cash dividends have increased the value of Series A Preferred shares by $3.46 to a stated value of $13.46 per share. As of December 31, 2007, 822,997 shares of Series A Convertible Preferred stock were issued and outstanding.

Common Stock Issuances: The following table represents per share issuances of common stock from inception through December 31, 2007, pursuant to FASB No. 7, “Development Stage Enterprises”:

2003

Description:	Date	Shares	Per share valuation	Business reason:

Shares issued to founders	9/18/2003	1,360,000	$0.00	original capitalization-no contributed capital

APC Founder	9/18/2003	170,000	$0.29	services rendered with respect to formation

Seed debt financing	12/31/2003	500,000	$1.00	conversion of debt and accrued interest to common stock

Series I convertible debt	12/31/2003	533,334	$1.50	conversion of debt and accrued interest to common stock

Series II convertible debt	12/31/2003	75,000	$2.00	conversion of debt and accrued interest to common stock

Mega-C Trust	12/31/2003	6,147,484	$0.00	In lieu of shares issuable to founders

Tamboril shareholders	12/31/2003	1,875,000	$0.00	recapitalization measured at fair market value of Tamboril assets

2003 Totals		10,660,818	$0.14

2004

Description:	Date	Shares	Per share valuation	Business reason:

Shares issued to founders	1/9/2004	445,000	$0.00	In lieu of shares issuable to founders

Mega-C Trust	1/9/2004	180,000	$0.00	adjustment is shares issuable to founders

Officer	1/9/2004	45,000	$1.60	services rendered by former officer

Series I convertible debt-Igor Filipenko	1/9/2004	50,000	$1.00	conversion of debt and accrued interest to common stock

Series II convertible debt-Turitella	1/9/2004	133,333	$1.50	conversion of debt and accrued interest to common stock

Series III convertible debt-Turitella	1/9/2004	100,000	$2.00	conversion of debt and accrued interest to common stock

Series II common stock offering	2/1/2004	175,000	$2.00	common stock & warrants issued for cash

Series III common stock offering	3/31/2004	288,100	$3.00	common stock & warrants issued for cash

Exercise of Series I warrants	various	316,700	$1.50	warrants exercised pursuant to original terms

Exercise of Series II warrants	various	125,000	$2.28	warrants exercised pursuant to original terms

Exercise of Series II warrants	various	33,500	$3.23	warrants exercised pursuant to original terms

November emergency funding	11/1/2004	314,000	$1.50	common stock & warrants issued for cash

December emergency funding	12/1/2004	46,700	$1.50	common stock & warrants issued for cash

Fractional shareholders	12/31/2004	48,782	$0.00	shares issued due to reverse split rounding formula

2004 Totals		2,301,115	$1.37

2005

Description:	Date	Shares	Per share valuation	Business reason:

Mega-C Trust	2/28/2005	500,000	$3.05	Trust augmentation

Banca di Unionale	3/18/2005	30,000	$2.00	conversion of Preferred and accrued dividends

Banca di Unionale	4/20/2005	20,000	$2.00	conversion of Preferred and accrued dividends

C&T employees	4/1/2005	219,000	$2.50	employee incentive share grants

7 individuals	6/10/2005	29,565	$3.57	Exercise of Director options

3 individuals	7/11/2005	190,000	$1.58	conversion of Preferred and accrued dividends

Banca di Unionale	7/11/2005	10,000	$1.60	exercise of preferred warrants

3 individuals	8/28/2005	150,000	$1.67	conversion of Preferred and accrued dividends

James Smith	9/7/2005	30,000	$1.67	conversion of Preferred and accrued dividends

2 individuals	9/28/2005	1,050,000	$1.69	conversion of Preferred and accrued dividends

2 individuals	various	226,900	$1.79	exercise of Series I warrants

3 individuals	various	91,200	$2.40	exercise of Series III warrants

2 individuals	various	25,000	$1.60	exercise of Preferred warrants

Officer	10/20/2005	446,000	$1.00	exercise of warrants and options

Officer	10/20/2005	25,000	$2.00	exercise of warrants

6 individuals	12/1/2005	600,000	$2.00	common stock and warrants

2005 Totals		3,642,665	$1.94

2006

2 individuals	4/21/06	80,000	2.50	Common stock and warrants issued for cash

Officer	4/21/06	56,700	2.00	Exercise of non-plan incentive option granted to CEO

Officer	4/21/06	6,000	4.00	Unrestricted share grant to CTO

Mega-C Trust	11/28/06	(500,000)	2.25	Return of shares per settlement agreement

2006 Totals		(357,300)	$2.20

2007

Officer	12/01/07	1,000	2.30	Unrestricted share grant to VP Mfg Engineering

2007 Totals		1,000	$2.30

Warrants:  397,750 warrants are to be issued to related parties in conjunction with the financing of debt. See the “Related Party” footnote above. The following table provides summary information on warrants outstanding as of December 31, 2007, including the 301,700 warrants that were issued in escrow to facilitate the pending stock sale described above. The table provides summary information on the various warrants issued by the Company in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

	2007		2006

	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Warrants outstanding January 1	3,761,213	$3.21	3,242,400	$2.66

Granted during year	484,278	5.35	1,030,613	5.26

Exercised	-	0.00	(56,700)	2.00

Lapsed	(2,500)	2.00	(455,100)	1.33

Outstanding at December 31	4,242,991	$3.46	3,761,213	$3.21

Weighted average years remaining	1.70		1.57

On March 9, 2007 the Board of Directors unanimously agreed to extend the life 476,000 $2.00 warrants issued in March 2005 to purchasers who subscribed to the Senior Preferred private placement offering. These warrants, originally scheduled to expire on March 17, 2007 were modified to March 17, 2008, so that the holders of these warrants would have a reasonable opportunity to realize the benefit of their original bargain.  The warrants, valued at $381,832 prior to the extension, were revalued at the date of modification using the Black-Scholes-Merton option-pricing model. The incremental expense resulting from the revaluations was recorded as preferred dividends during the first quarter of 2007 in the amount of $164,179.

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

Note 9 - Equity Compensation

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

The compensation cost that has been charged against income for options granted under the plans was approximately $162,163 for the year ended December 31, 2007. The impact of these expenses to basic and diluted loss per share was approximately $0.01 per share during the year. The adoption of FASB 123R did not have an impact on cash flows from operating or financing activities. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2007, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

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

In December 2007, the Company’s Vice-President of Manufacturing Engineering, Robert Nelson, was granted 36,000 shares of restricted common stock pursuant to his 2007 employment agreement which were valued at $82,800 on the date of grant. The shares vest at a rate of 1,000 shares per month, with provision for immediate vesting based on significant changes in the relative ownership of the company. The Company will recognize this as compensation over the 2 year employment contract, with $3,450 of compensation expense recorded for the year ended December 31, 2007.

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

In January 2004, members of the law firm of Fefer, Petersen & Cie, general corporate counsel (of which one member was a director of the Company at the time) were granted two-year contractual options to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered, valued at $68,296. As represented in the note captioned “Stockholder’s Equity”, these members also received 116,700 warrants as consideration of pre-merger Tamboril debt (the amount cited in “Stockholder’s Equity” is actually 233,400 because another party received the same number of warrants for a total of 233,400 warrants). In August 2004, $1.00 of the exercise price of the total 306,000 options and warrants owned by these members was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded $306,000 related to this reduction. All of the warrants and options were exercised in the fourth quarter of 2005, however; $306,000 of the amount is included in stock subscription receivable as of December 31, 2005 and was received in 2006.

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

In February 2006, members and affiliates of the law firm of Fefer, Petersen & Cie, general corporate counsel (of which one member was a director of the Company at the time) were granted an option to purchase 360,000 shares of common stock at an exercise price of $6.00. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006. These options are valued at $193,449 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

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

In January 2007, Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These three-year options were immediately vested on the date of grant, and are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

In August 2007, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 80,000 shares of common stock at an exercise price of $4.50. 20,000 vested immediately upon contract inception and the remainder vest at a rate of 10,000 per month over the life of his six-month employment contract. These two-year options are valued at $37,356 utilizing the Black-Scholes-Merton option pricing model with $24,904 recorded as compensation in 2007.

In December 2007, the Company’s Vice-President of Manufacturing Engineering, Robert Nelson, was granted a contractual option to purchase 108,000 shares of common stock at an exercise price of $5.00. The options vest at a rate of 3,000 per month over a three year period, but are being amortized over the term of his two year employment contract. These five-year options are valued at $108,504 utilizing the Black-Scholes-Merton option pricing model with $4,521 recorded as compensation in 2007.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2004	3.8%	0.0%	59.1%	60 months
2005	4.0%	0.0%	52.0%	100 months
2006	4.7%	0.0%	53.6%	45 months
2007	3.9%	0.0%	54.4%	62 months

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

The following table provides consolidated summary information on the Company’s equity compensation plans for the years ended December 31 2004, 2005, 2006 and 2007.

		2004
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2003	-	$0.00	$$0.00
Granted	736,350	$3.53	$$2.87
Exercised	-	$0.00	$$0.00
Forfeited or lapsed	-	$0.00	$$0.00
Options outstanding at December 31,2004	736,350	$3.53	$$2.87	6.34

		2005
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2004	736,350	$3.53	$$2.87
Granted	1,254,500	$2.48	$$1.34
Exercised	(358,865)	$1.65	$$2.32
Forfeited or lapsed	(182,100)	$3.04	$$1.44
Options outstanding at December 31,2005	1,449,885	$3.12	$$1.86	7.73

		2006
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2005	1,449,885	$3.12	$1.86
Granted	1,191,000	$5.42	$0.82
Exercised	-	$0.00	$0.00
Forfeited or lapsed	(894,000)	$3.24	$1.94
Options outstanding at December 31,2006	1,746,885	$4.62	$1.05	3.70	$634,903
Options exercisable at December 31,2006	1,192,385	$5.11	$0.97	2.90	$254,903

		2007
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2006	1,746,885	$4.65	$1.03
Granted	228,000	$4.82	$0.87
Exercised	-	$0.00	$0.00
Forfeited or lapsed	(124,000)	$2.50	$1.14
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00	1.5	$18,000
Options exercisable at December 31,2007	1,442,385	$4.88	$0.93	2.0	$6,000

The following table summarizes the status of the Company’s non-vested options under the stock option plans:

All non-vested stock options as of December 31, 2007	Shares	Fair Value
Options subject to future vesting at December 31,2006	554,500	$1.34
Options granted	228,000	$0.87
Options forfeited or lapsed	(124,000)	$1.14
Options vested	(250,000)	$1.17
Options subject to future vesting at December 31,2007	408,500	$1.25

As of December 31, 2007, there was $350,754 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.3 years. The total fair value of options vested during the year ended December 31, 2007 was $236,054 ($830,181 during the year ended December 31, 2006).

Note 10—Earnings/Loss Per Share

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004 2005 2006 and 2007, weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612 2,970,730 2,135,938 and 7,324,374, respectively, for the fiscal years, reflecting the addition of dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period (September 18, 2003 to December 31, 2007) is 4,215,284 shares.

Note 11 — Income Taxes

Following is a summary of the components giving rise to the income tax provision for the periods ended December 31, 2007 and 2006.

Currently payable:	2007	2006
Federal	$-	$-
State	83,469	-
Foreign	-	-
Total currently payable	83,469	-
Deferred:
Federal	1,817,000	1,386,000
State	537,000	456,000
Foreign	446,000	787,000
Total deferred	2,800,000	2,629,000
Less increase in allowance	(2,800,000)	(2,629,000
Net deferred	-	-
Total income tax provision	$83,469	$-

Individual components giving rise to the deferred tax asset are as follows:

	2007	2006
Future tax benefit arising from net operating loss carry forwards	$5,977,000	$3,242,000
Future tax benefit arising from available tax credits	1,026,000	864,000
Future tax benefit arising from options/warrants issued for Services	602,000	536,000
Other	98,000	149,000
Total	7,703,000	4,791,000
Less valuation allowance	(7,703,000)	(4,791,000)
Net deferred	$-	$-

The components of pretax net loss are as follows:

	2007	2006
United States	$(5,776,191)	$(4,867,383)
Foreign	(6,467)	(2,160,580)
	$(5,782,658)	$(7,027,963)

The Company has net operating loss carryforwards of approximately $10,053,000 and $4,930,000 available to reduce future income taxes in United States and Canadian, respectively. The United States carryforwards expire at various dates between 2024 and 2027. The Canadian carryforwards expire at various dates between 2010 and 2026. The Company also has generated Canadian tax credits related to research and development activities. A portion of this credit, amounting to approximately $102,000 is refundable and has been presented as such in the accompanying balance sheet. The remaining credit, amounting to $1,026,000, is available to offset future taxable income in Canada and expires at various dates between 2014 and 2027. The Company has adopted FASB 109 which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carryforwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carryforwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying consolidated statements of operations is as follows:

	2007	2006
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
State taxes	(6.4)%	(6.4)%
Mega-C Trust Shares augmentation/return	0.0%	(5.4)%
Equity based compensation	1.0%	2.0%
Nondeductible research and development	0.0%	3.2%
Warrant modifications	0.0%	5.1%
Other permanent non-deductible differences	1.7%	(1.9)%
Change in valuation allowance	37.7%	37.4%
Effective income tax rate	0.0%	0.0%

Note 12 — Related Party Transactions

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

Related party notes payable: During the years ending December 31, 2007 and December 31, 2006, the Company borrowed certain amounts from related parties; certain of these borrowings were extinguished through the issuance of the Company’s Series A Preferred Stock in 2006 and through the issuance of the Secured Bridge Financing during the fourth quarter of 2007. Refer to Notes captioned “Related Party Debt Financing” and “Stockholders’ Equity” for discussion on these matters.

Series A Preferred stock sales - The Company raised capital in a preferred stock offering during the year ended December 31, 2006, discussed further in the note captioned “Stockholder’s Equity,” of which $3,829,970 related to transactions with board members and their family members.

Legal fees: John Petersen was a director of the Company until January 15, 2007, and a partner in the law firm of Fefer, Petersen & Cie, which serves as the Company’s legal counsel. During the year ended December 31, 2006, fees incurred for services amounted to $287,463, including $49,352 related to the value of options vesting. This amount is offset by a credit of $64,943 for the change in value of equity instruments accrued in the fourth quarter of 2005 with a measurement date in the first quarter of 2006.

Warrants: In January 2007, Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These three-year options were immediately vested on the date of grant, and are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

Note 13- Significant Non-Cash Transactions

The following table provides summary information on our significant non-cash investing and financing transactions during the twelve-month periods ended December 31, 2007 and 2006.

	2007	2006
Notes payable to related parties converted to preferred stock	$-	$3,184,292

Preferred Dividends attributable to warrant modifications	$164,179	$-

Dividend accrued to preferred stock – Senior	$130,566	$103,101

Dividend accrued to preferred stock – Series A	$1,790,755	$119,092

Beneficial conversion feature on preferred stock	$6,496,634	$613,336

Amount due for warrants exercised satisfied by extinguishment of liability	$-	$113,400

Satisfaction of accrued legal liability with equity instruments	$-	$144,097

Subscription receivable satisfied extinguishment of liability	$-	$107,100

Equipment purchases included in accounts payable	$-	$66,813

Reversal of stock subscription receivable	$-	$25,000

Conversion of Interest and fees into debt instrument	$74,573	$-

Satisfaction of 2005 Liability to issue stock	$-	$24,000

Warrants issued for commission on sale of preferred	$53,230	$150,702

Fair value of warrants issued with related party note	$276,882	$271,567

There were only minor cash payments for interest and no payments of income taxes during the years ended 2007 and 2006.

Note 14 — Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation

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

Note 15 — Commitments and Contingencies

Facilities During 2006 the Company closed the facilities in Woodbridge, Ontario and moved to New Castle, Pennsylvania. See the note captioned “Purchase of Assets of Failed Battery Manufacturing Company (Equipment Purchase).” The agreement provided for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement was $10,000. During the two extension terms, the rent was to be based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. In April of 2008, the company signed a new lease that also added to our existing space at our manufacturing plant in New Castle, Pennsylvania. The new lease calls for a monthly payment of $16,142 with an initial term of two (2) years beginning April 2008. In addition to the monthly rental, APB is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to 1000% of the replacement value of the leased premises. Rent expense for the plant in New Castle amounted to approximately $135,800 and $103,000 for the years ended December 31, 2007 and 2006, respectively. Future commitments under the initial term of the lease amount to $20,000 in 2008.

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

Contingent Shares:  In connection with a prospective offering, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 (the Incompletely Exercised Warrant Shares) common shares of stock for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one the Company entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the Company believes the foreign partnership is in possession of a stock certificate representing these shares without tendering the purchase price to either the Company or to the warrant holders.  As such, the Incompletely Exercised Warrant Shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements.    The Company has included the Incompletely Exercised Warrant Shares as outstanding warrants, pending receipt of the exercise price from the four warrant holders.  The Company has not yet located the Incompletely Exercised Warrant Shares. The Company retained counsel to cause the parties who have possession of the Incompletely Exercised Warrant shares to return the shares absent payment. Counsel was retained October 6, 2007.

Management concluded there is no requirement, pursuant to the requirements of FASB 5, “Accounting for Contingencies,” to accrue any loss contingency based on the above described matters involving the 301,700 shares. As a result, there has been no accounting recognition of these events in the financial statements.

Note 16 — Subsequent Events

Quercus Trust Investment: On January 14, 2008, we entered into a Securities Purchase Agreement (the “Agreement”) with The Quercus Trust (“Quercus”), pursuant to which we have agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

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

C&T and Series A Warrants. In January of 2004 the Company issued warrants (the “C&T Warrants”) to the shareholders of C&T (the “C&T Warrant Holders”) in exchange for the acquisition of certain intellectual property rights associated with the lead/carbon hybrid supercapacitor formerly referred to as the E3 Cell. In February of 2005 we issued shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”) to a group of investors (the “Series A Holders”), and in recognition of certain concessions, we issued warrants to the Series A Holders (the “Series A Warrants”). Both the C&T Warrants and the Series A Warrants expired during the period of time in which the Company was not current in its Exchange Act Reporting Obligations. In recognition of this, our board has authorized management to commence discussions and potential negotiations with the C&T Warrant Holders and the Series A Holders in an effort to recognize that the economic benefits that these parties and the Company expected at the time these warrants were issued was frustrated by the length of the time the Company was out of compliance with its Exchange Act reporting obligations and to provide some form of tangible value to the C&T Warrant Holders and the Series A Holders.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T).    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, management performed, with the participation of our Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Accounting Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Accounting Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007:

Hiring/Training of Accounting Personnel knowledgeable in Generally Accepted Accounting Principles (GAAP).

We failed to hire, or subsequently train, accounting personnel that had the appropriate knowledge of GAAP. As a result, financial statements submitted to the SEC had to be restated for the years 2003-2005. Financial statements for fiscal year 2006 were filed on March 31, 2008 and fiscal year 2007 during the extension period following that date.

Lack of an effective Employee Handbook or Training on Company Policies. We did not distribute an Employee Handbook to all employees and employees have not received any training on company policies such as the Code of Conduct, Sexual Harassment, Diversity, Usage of Company Computers, and Insider Trading. Employees are not aware of how they are expected to conduct themselves.

We do not have a Whistleblower program in place. Employees need a process for making issues affecting them in the workplace known to the appropriate person(s) without fear of retribution. Without an effective process for employees to anonymously report wrongdoing, such as falsification of accounting records, those employees will not risk a phone call to disclose their suspicions of wrongdoing.

•
We do not have documented Job Descriptions for each position in the Company. Performance appraisals have not been performed consistently on an annual basis and, as a result, our employees may not have a clear understanding of their responsibilities or performance compared to these responsibilities.

We have not maintained sufficient segregation of duties as evidenced by:

•
Our Sales Manager approves credit worthiness of new customers and also has the ability and responsibility for entering sales orders into our accounting system. Credit limit approval for new customers and sales order entry should not be performed by sales personnel.

•	Some of our employees have the ability to purchase and receive goods. The receipt of goods should be kept separate from the purchasing functions.
•	Our accounting staff employees with payable responsibilities also have access to vendor maintenance controls. Access to vendor accounts should be kept separate from the accounts payable functions.

We have concluded that there were not effective financial reporting controls in the following areas that could lead to inaccurate financial reporting:

•	All financial personnel have the ability to change account structures without approval.
•	General Ledger journal entries are not always approved prior to entry.
•
Documented processes do not exist for several key processes such as a closing checklist, budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets.

We have identified weaknesses in our inventory controls:

•
Documented processes do not exist for several key inventory control processes including inventory adjustments, reserves for excess, defective and obsolete inventory, product shipments and the tracking and recording of in-transit inventory.

•
Inventory valuation processes are lacking or do not exist including costs to be expensed versus inventoried, standard cost changes, actual versus standard cost analysis and the accurate accumulation of total production costs.

We do not have a closed loop monitoring process in place to ensure issues, improvement and other directed actions have been completed in a timely manner.

•	We do not do criminal background checks on the Board of Directors and employees.

o
Per the KPMG, Fraud Risk Management White Paper, “U.S. sentencing guidelines (amended, November 2004) for organizational defendants establish minimum compliance and ethics program requirements for organizations seeking to mitigate penalties for corporate misconduct. Specifically, the amended guidelines call on organizations to: (1) promote a culture that encourages ethical conduct and a commitment to compliance with the law and (2) establish standards and procedures to prevent and detect criminal misconduct. (3) Use reasonable efforts and exercise due diligence to exclude individuals from positions of substantial authority who have engaged in illegal activities or other conduct inconsistent with an effective compliance and ethics program.”

•	We have key financial, sales order processing, shipping and receiving processes that are used to operate our business on a daily basis that are not formally documented.

•
We do not have formal guidelines for authorization levels for entering into agreements (i.e. purchase orders, non-disclosure agreements, sales and other contracts) or distributing cash (signing checks, creating authorizing wire transfers).

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by (“COSO”).

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•	We are currently interviewing for an SEC filing experienced Controller and other accounting personnel with sufficient knowledge of GAAP. Training plans will be implemented to ensure accounting personnel stay abreast of updates to GAAP.

•	We have recently hired a Director of Human Resources and will re-distribute the Employee Handbook, conduct employee training sessions and have all employees acknowledge key policies and sign the Code of Conduct.

•	We are in the process of developing, documenting, and communicating a formal whistleblower program to employees. We expect to post the policy on the web site in the governance section and in the common areas in the office. We plan on providing a 1-800 number for reporting complaints and will hire a specific 3rd party whistleblower company to monitor the hotline and provide monthly reports of activity to our board of directors.

•	We will document job descriptions for all positions and conduct performance appraisals for each employee annually.

•
We are developing a plan to reorganize our accounting functions so one person is responsible for verifying a new customers’ credit worthiness. Additionally, we will reassign sales order entry to a person outside sales and remove the access to the sales module in our accounting software to all sales personnel.

•	We are separating the purchasing and receipt of goods functions and restrict system access accordingly.

•	We are changing our accounting system access so that employees with accounts payable responsibilities cannot add, delete or change vendor accounts.

•	We are improving our financial reporting controls by doing the following:
o	Establishing a procedure for changing account structures and restrict system access accordingly
o	Implement a process to review all journal entries prior to entry into the General Ledger
o	Document all key financial reporting processes
o	Establish an effective document control and retention procedure

•	We will document all key inventory control processes and will develop and document inventory valuation processes.

•
We are establishing a closed loop monitoring process. This process will include documentation of outstanding actions, the responsible individual(s), expected completion dates and the status of the progress of these actions. The document will be reviewed and updated on an ongoing basis.

•
We are evaluating the use of criminal background checks for all new members of the Board of Directors, prior to their appointment. We are also evaluating the use of criminal background checks for all potential new hires.

•	We will implement a process to document key business processes and procedures and make them accessible to all appropriate personnel.

•	We are determining and will document authorization levels stating who is allowed to approve key transactions and at what level of spending.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Our Board of Directors is divided into three classes of directors that serve for staggered three-year terms. Three of our current board members have been elected to serve for terms that expire on the date of our 2008 annual meeting; two have been elected to serve for terms that expire on the date of our 2008 annual meeting; and three have been elected to serve for terms that expire on the date of our 2009 annual meeting. Because we did not hold an annual meeting in 2007, the directors whose terms expired continue to serve until our next annual meeting, which we anticipate will be held sometime during 2008. At the 2008 annual meeting, we expect to nominate six directors for election, three to serve until the annual meeting in 2010 and three to serve until the annual meeting in 2011. The following table identifies our directors; specifies their respective ages and positions with our company; and specifies the annual meeting when their current term as a board member will expire.

Name	Age	Position	Term expires
Thomas Granville	63	Chief Executive Officer, Director	2008
Dr. Howard K. Schmidt	49	Director	2008
Michael Kishinevsky	42	Director	2008
Glenn Patterson	54	Director	2009
Stanley A. Hirschman	61	Director	2009
Dr. Igor Filipenko (1)	43	Director	2008
Robert G. Averill (1)	68	Director	2008
D. Walker Wainwright	57	Director	2008

(1)	Term extended as described above.

Executive officers. The following table identifies our non-director executive officers and specifies their respective ages and positions with the Company.

Name	Age	Position	Contract expires
Andrew Carr Conway Jr.(1)	64	Chief Financial Officer	August 2008
Dr. Edward Buiel	35	Vice President and Chief Technology Officer	December 2010
Dr. Robert F. Nelson	67	Vice President, Manufacturing and Engineering	November 30, 2009

(1)
Mr. Conway’s employment automatically renewed for an additional six months at the same terms and conditions absent negotiations to change the terms and conditions. There have been no such negotiations.

The following paragraphs provide summary biographical information furnished by our directors and non-director executive officers.

Directors

Dr. Igor Filipenko, M.D. was appointed to our board in February 2004 and reelected at our 2004 annual meeting for a term that will expire on the date of our 2008 annual meeting. Dr. Filipenko was a founder of C and T Co. Incorporated, the original developer of the e3 Supercell technology (which we now refer to as PbC technology). In addition to his duties as president of C&T, Dr. Filipenko a principal shareholder in a number of other enterprises, including Oledo Associated S.A., VIK Oil and Vostok Energiya, a group of Ukrainian companies that are engaged in petroleum refining and the import, export and trading of petroleum products, and Laser Plus, an ophthalmologic clinic located in Donetsk, Ukraine. Dr. Filipenko is a 1986 graduate of Donetsk Medical University, Ukraine.

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

Dr. Howard K. Schmidt, Ph.D. is an independent director who was appointed to our board in April 2005 and reelected at our 2005 Annual Meeting for a term that will expire on the date of our 2008 annual meeting. Dr. Schmidt is presently employed the Executive Director of the Carbon Nanotechnologies Laboratory (the “CNL”) at Rice University in Houston, Texas, a post he has held since September 2003. Dr. Schmidt is an expert in the field of carbon nanotechnology and single-wall carbon nanotubes. At the CNL, Dr. Schmidt is responsible for developing and managing key federal and industrial relationships to drive emerging applications for carbon nanotubes. Before joining the CNL, Dr. Schmidt operated Stump Partners, a Houston-based consultancy firm and was involved in two Internet ventures. In 1989, Dr. Schmidt founded SI Diamond Technologies, Inc., a company that received the prestigious R&D 100 Award from Research and Development Magazine in 1989; went public in 1993; and recently changed its name to Nano-Proprietary, Inc. Dr. Schmidt holds two degrees from Rice University (BS-Electrical Engineering, 1980 and Ph.D.-Chemistry, 1986).

Glenn Patterson is an independent director who was appointed to our board in February 2003 and is currently elected to serve until our 2009 annual meeting. He is President of HAP International Inc., an investment research and analyst company. Until November 2004, Mr. Patterson served as president of Oregon Electric Group, an industrial, commercial, power (including distribution systems) and technology services contractor based in Portland, Oregon. During Mr. Patterson’s tenure as president, Oregon Electric grew from $16 million in sales in 1994 to $127 million in sales in 2000. In September 2001, Oregon Electric was sold to Montana-Dakota Resources, whose major subsidiaries includes major electrical power generating, utility and distribution companies with operations in 40 states. Mr. Patterson graduated summa cum laude from Willamette University (BS-Economics) in 1975.

Stanley A. Hirschman was elected to the board and an independent director at our 2006 annual meeting serving for a three-year term that will end on the date of our 2009 annual meeting. He is President of CPointe Associates, Inc., a Plano, Texas executive management and retail operations consulting firm. He is an investment due diligence specialist and works regularly with public companies dealing with the difficulties of the balance between increased regulatory requirements and reasonable corporate governance. He has served on boards of several public companies and is currently a director of South Texas Oil Co. and former chairman of Mustang Software, Inc. Mr. Hirschman’s client list has included GameStop, Nortel, Dalrada Financial Corp, The Longview Funds, Earthlink, Aiirmesh Communications, Bravo Foods International and Retail Highway. Prior to establishing CPointe Associates, Mr. Hirschman was Vice President Operations, Software Etc., Inc., a 396 retail store software chain, from 1989 until 1996. Mr. Hirschman also held senior executive management positions with T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance.  He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.

D. Walker Wainwright is an independent director who was appointed to our board January 15, 2007. Mr. Wainwright was elected to fill a vacancy on our board of directors created by the concurrent resignation of John Petersen, who continued to serve as corporate counsel. He is the founder and chief executive of Wainwright & Co. LLC, an independent financial advisory firm and investment manager. The Firm’s activities include the identification and assessment of hedge fund investments, the monitoring of these investments and the creation of proprietary hedge fund portfolios. In this respect, the Firm works with investment management firms, not-for-profit organizations and family offices as an independent consultant to create client-specific solutions. Wainwright & Co. also researches and reviews private investments, including private equity funds, to assist in determining their suitability for specific accounts or portfolios. Hedge fund portfolios for which Mr. Wainwright serves as manager or advisor currently have an aggregate value of $200 million. The Firm also provides corporate finance advice on a selective basis to individuals or corporate entities. Formerly a Managing Director in investment banking at Smith Barney, Inc. and at Kidder, Peabody & Co., Mr. Wainwright has over 30 years’ consulting, banking and investment banking experience. Having directed Kidder’s investment banking efforts in the Asia Pacific Region, he has extensive international experience and has lived in Australia and Lebanon. Mr. Wainwright began his career at Chemical Bank and, subsequently, Schroders. He is a graduate of Stanford University (A.B. – 1972) and of Columbia University (M.B.A. – 1976).

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

Dr. Edward Buiel, Ph.D. was appointed chief of research and development in September 2005. Before joining our company, Dr. Buiel served for 3-1/2 years as project leader for the Energy Storage Group of Meadwestvaco Corporation, one of the largest producers of activated carbon in the world. In this position Dr. Buiel’s team focused on developing activated carbon materials for electrochemical applications including Lithiumion batteries, organic ultracapacitors, and asymmetric lead-carbon capacitors. His responsibilities included managing a USCAR-Advanced Battery Consortium project to develop activated carbon materials for hybrid electric vehicle energy storage systems and managing a joint program with Sandia National Laboratories to develop lead-carbon capacitors for grid-connected energy storage systems. Previously, Dr. Buiel worked for nine months as a senior software engineer for Vasocor, Inc. and for 2-1/2 years as a Senior Research Engineer for the Automotive Carbon Group of Meadwestvaco Corporation. Dr. Buiel is a 1994 graduate of Queen’s University, Kingston, Ontario, where he earned a Bachelor of Science in Engineering and Physics, and a 1998 graduate of Dalhousie University, Halifax, Nova Scotia, where he earned a Ph.D. in Physics and wrote his doctoral thesis on “The Development of Disordered Carbon Materials as Anode Materials for Li-ion Battery Applications.”

Dr. Robert F. Nelson, Ph.D. joined Axion as Vice President of Manufacturing Engineering in December 2007. Before joining Axion, Dr. Nelson worked for Firefly Energy, Inc. as a Technical Advisor and Senior Vice President of Engineering for 4-1/2 years. His primary function at Firefly was to implement the development and testing of valve-regulated lead-acid (VRLA) cells and batteries. Before Firefly, Dr. Nelson was an independent consultant for six years, working with some 45 companies on materials and designs of VRLA batteries. Previous positions include three years at Bolder Technologies (1994-1997), three years at the International Lead Zinc Research Organization (where he organized and managed the Advanced Lead-Acid Research Organization, ALABC, from 1991 to 1994), one year at Portable Energy Products (a lead-acid startup company) and 13 years with Gates Energy Products, the innovator of VRLA technology. Over these 30 years, Dr. Nelson has five patents, has given invited presentations at some 35 international conferences and published 38 research papers in refereed journals. Before this, he spent 11 years in teaching and research, lastly at the University of Georgia (1972-1977). Dr. Nelson is a 1963 graduate of Northwestern University with a B.A. in Chemistry (cum laude) and a 1967 graduate of the University of Kansas with a Ph.D. in Analytical Chemistry. During his academic career he gave presentations at over 30 international conferences and published more than 35 refereed papers dealing with organic electrochemistry.

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

Board committees

Audit Committee – Our Board of Directors has created an Audit Committee that presently consists of Mr. Patterson, Mr. Hirschman and Dr. Schmidt. Mr. Patterson serves as chairman of the audit committee. All members have a basic understanding of finance and accounting, and are able to read and understand fundamental financial statements. The Board of Directors has determined that all members of the Audit Committee would meet the independence requirements of the American Stock Exchange if such standards applied to our company. Our Board of Directors has also determined that based on education and work history, Messrs. Patterson and Hirschman meet the definition of an “Audit Committee Financial Expert” as established by the Securities and Exchange Commission. The Audit Committee has the sole authority to appoint, review and discharge our independent auditors. The Audit Committee reviews the results and scope of the audit and other services provided by our independent auditors, as well as our accounting principles and its system of internal controls, reports the results of their review to the full Board of Directors and to management and recommends to the full Board of Directors that the our audited consolidated financial statements be included in the our Annual Report on Form 10-KSB.

Compensation Committee – Our Board of Directors has created a compensation committee that presently consists of Messrs Averill, Patterson, Kishinevsky and Wainwright. Mr. Averill serves as chairman of the compensation committee. The compensation committee exercises our Board’s authority concerning compensation of the executive management team, non-employee directors and the administration of our stock-based incentive compensation plans. The Compensation Committee typically meets in separate sessions independently of board meetings. The Compensation Committee typically schedules telephone meetings as necessary to fulfill its duties.  The chairman establishes meeting agendas after consultation with other committee members and Mr. Thomas Granville, our CEO. Subject to supervision by the full Board of Directors, the compensation committee administers our 2004 Incentive Stock Plan. Our CEO and other members of management regularly discuss our compensation issues with Compensation Committee members. Subject to Compensation Committee review, modification and approval, Mr. Granville typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The Compensation Committee establishes all bonus and equity incentive awards for Mr. Granville in consultation with other members of the management team. Our Board of Directors has determined all members of the compensation committee would meet the independence requirements of the Amex if such standards are applied to us.

Technology Committee– Our Board of Directors has created a Technology Committee that consists of Dr. Schmidt and Messrs. Averill and Granville. Dr. Schmidt serves as chairman of the technology committee. The technology committee provides board-level oversight, guidance and direction to our research and development staff, supervises the activities of our Technical Advisory Board, evaluates and makes recommendations with respect to the acquisition and licensing of complementary and competitive technologies and supervises the activities of our intellectual property lawyers.

Nominating Committee– Our Board of Directors does not have a separate nominating committee, and has determined that it is appropriate for the entire Board of Directors to serve that function for the time being. With respect to Director nominees, our Board of Directors will consider nominees recommended by stockholders that are submitted in accordance with our By-Laws. The process for receiving and evaluating director nominations from stockholders is described below.

Board meetings and attendance

During the year ended December 31, 2007, the Board of Directors held 12 meetings, the Audit Committee held 20 meetings; the Compensation Committee held one meeting; and the Technology Committee held one meeting. During the year ended December 31, 2007, Dr. Igor Filipenko and Mr. Kishinevsky attended less than 70% of all Board of Directors meetings that required their attendance.

We encourage all members of the Board of Directors to attend our annual stockholders meetings and 7 of our 8 board members attended the 2006 Annual Meeting. The Company did not hold an annual shareholders meeting in 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the Section 16(a) reports furnished to us and written representations that no other reports were required to be filed pursuant to Section 16(a) and the related rules of the SEC, for transactions occurring in fiscal year 2007, our officers, directors and holders of more than 10% of our common stock filed all Section 16(a) reports on a timely basis, other than as described below. For transactions occurring in fiscal year 2007, one or more Forms 4 (Statement of Changes of Beneficial Ownership) was inadvertently filed late for each of the following persons, as indicated: Mr. Thomas Granville, a member of our Board of Directors (two filings disclosing a total of four transactions); Mr. Glenn Patterson, a member of our Board of Directors (three filings disclosing a total of six transactions); Mr. John Petersen, who was serving as a member of our Board of Directors for 2006 and resigned effective January 15, 2007 (four filings disclosing a total of 13 transactions); and Mr. Robert Averill, a member of our Board of Directors (twelve filings disclosing a total of one hundred thirty-four transactions).

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to the year ended December 31, 2007.  The Named Executive Officers are as shown. We did not have any non-equity incentive plans, pension plans or deferred compensation plans during the year ended December 31, 2007.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($) (6)	Total Compensation ($)
Thomas Granville (4) CEO and Director	2007	252,000				25,312	277,312
Thomas Granville (4) CEO and Director	2006	252,000	356,700	200,000	412,687	174,184	1,395,571
Charles Mazzacato CEO and Director	2006	125,000			124,364		249,364
Edward Buiel Vice President and CTO	2007	168,000				22,312	190,312
Edward Buiel Vice President and CTO	2006	132,000		937,500	288,366	28,039	1,385,905
Andrew C Conway, Jr Consultant	2007	163,878					163,878
Andrew C Conway, Jr CFO (5)	2007	66,450			37,356		103,806
Peter Roston - CFO (Aka: Thornbridge Capital)	2006	122,570			138,182		260,752
Michael Courtade CFO	2006	18,000				604	18,604
Robert Nelson VP Manufacturing Engineering	2007	11,423		82,800	108,504		202,727

1.	Salaries are presented as the contractual amount earned for the year, regardless of date of payment.

2.
Discretionary bonuses are not made pursuant to any specific bonus plan. In December 2006, Mr. Granville was awarded a cash bonus of $300,000. $225,000 was paid during the first quarter of 2007 and the remainder on May 19, 2007. These amounts were reported in this Item in the Form 10-KSB for the period ended December 31, 2006 and are accordingly not included in 2007 above.

3.	Mr. Conway received stock options valued at the amount cited. Mr. Nelson received both a stock grant and an option grant which is valued at the amount cited.

4.
With the exception of equity compensation and related gross-ups compensation related to Mr. Granville’s employment were remitted to Gallagher Elevator Co. (Gallagher) under an agreement whereby Mr. Granville’s services are provided to us through Gallagher.

5.
Andrew Conway performed consulting services for the Company before he accepted a position as CFO in 2007. For the amounts reflected above as consulting fees, Andrew Conway received less than half of the amounts disclosed with the firm he was employed by receiving the balance of the consulting fees. With respect to the total compensation for Andrew Conway as CFO, the total does not include travel and living expenses while Mr. Conway was in New Castle for Company business reasons.

6.	Amounts in the other compensation column for 2007 represent perquisites paid to the employees.

We have entered into executive employment agreements with Thomas Granville, Edward Buiel, Andrew Carr Conway, Jr. and Robert Nelson. These agreements generally require each executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of our executives will participate, without cost, in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties. The provisions of the individual agreements are summarized below:

1.
Under the terms of his employment agreement effective April 2005, which had a term of two years, Mr. Granville receives an annual salary of $261,000, bonuses as determined by the compensation committee and an option to purchase 180,000 shares of our common stock at a price of $2.50 per share that vests over 24 months beginning in April 2005. In April 2007, his agreement was automatically extended for another 24 months through April 2009 with no change in terms. As described above, cash remuneration to Mr. Granville is paid to Gallagher.

2.
In December 2006, Dr. Buiel was promoted to the post of Vice President and Chief Technology Officer. Pursuant to his promotion, a new employment agreement was approved retroactive to October 2006 in which Mr. Buiel receives an annual salary of $168,000 and bonuses as determined by the compensation committee. In addition, Mr. Buiel received an option to purchase 100,000 shares of our common stock at a price of $3.75 per share that vest over two years commencing December 2008 and 250,000 shares of restricted common stock that fully vest in December 2009. The compensation recognized because of the 250,000 shares was reported in this Item in the Form 10-KSB for the year ended December 31, 2006.

3.
Under the terms of his employment agreement effective August 2007, which has a term of six months, Mr. Conway receives an annualized salary of $180,000, bonuses as determined by the compensation committee and an option to purchase 80,000 shares of our common stock at a price of $4.50 per share. 30,000 options vested with the execution of the contract, and the balance vest periodically over the remainder of the contract. The contract automatically renewed for an additional six month term.

4.
Under the terms of his employment agreement effective December 2007, which has a term of two years, Dr. Nelson receives an annual salary of $132,000 and bonuses as determined by the compensation committee. In addition, Dr. Nelson receives an option to purchase 108,000 shares of our common stock at a price of $5.00 per share and 36,000 shares of restricted common stock, each that vest over three years from the effective date of his employment agreement.

We have no retirement plans or other similar arrangements for any directors, executive officers or employees.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards					Stock Awards
								Equity Incentive Plan Awards
	Non-Plan		Equity Incentive Plan Awards
	Number of shares underlying unexercised options					Number	Market Value	# Shares	MarketValue
Name	# Exercisable	# UnExercisable	Unearned	Exercise Price	Expiration Date	Shares or units of stock that have not vested		Unearned shares, units, or other rights that have not vested		Footnotes
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Granville, Tom		0	2,200	$5.60	2/2/2009					Director's plan award - Fully vested

Granville, Tom	180,000	0		$2.50	varies through 4/30/12					Issued pursuant to April 2005 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Granville, Tom	400,000	100,000		$6.00	2/10/2009					Non-Plan Performance-based award granted by the Compensation Committee Feb 2006 - Vesting is contingent upon future events

Buiel, Edward	70,000	20,000		$4.00	varies through 8/31/13					Issued pursuant to Sept 2005 Executive Employment Agreement. Options expire 5 years after monthly vest date

Buiel, Edward								250,000	$937,500	Restricted Stock Grant issued pursuant to Dec 2006 Executive Employment Agreement - Lump sum Vesting Date 12/29/2009

Buiel, Edward	15,000	20,000		$6.00	2/10/2009					Non-Plan Performance-based award granted by the Compensation Committee Feb 2006 - Vesting is contingent upon future events

Buiel, Edward	0	50,000		$3.75	12/29/2015					Options issued pursuant to Dec 2006 Executive Employment Agreement. Lump sum vesting date - 12/29/2009

Buiel, Edward	0	50,000		$3.75	12/29/2016					Options issued pursuant to Dec 2006 Executive Employment Agreement. Lump sum vesting date - 12/29/2010

Conway, Andrew Carr Jr.	60,000	20,000		$4.50	varies through 2/28/2010					Options issued pursuant to Aug 2007 Executive Employment Agreement. Vesting monthly through Feb 29, 2008

Nelson, Robert	3,000	105,000		$5.00	varies through 12/01/2015					Options issued pursuant to Dec 2007 Executive Employment Agreement. Vesting monthly through Dec 1, 2010

Nelson, Robert								35,000	$79,350	Restricted Stock Grant issued pursuant to Dec 2007 Executive Employment Agreement - Vest monthly through Dec 2010

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during 2007.

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

Only independent directors are compensated separately for service as members of our Board of Directors. Each of our independent directors received the following compensation for the period January 1, 2007 through December 31, 2007:

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

For the years ended December 31, 2007, 2006, 2005 and 2004, we have issued, 0, 60,000, 70,000 and 54,000, respectively of options pursuant to our director’s stock option plan. Of this total, no options were exercised during the year ended December 31, 2007, 90,035 options are currently vested and exercisable at a weighted average price of $2.83 per share, and 50,000 options are unvested and will be exercisable at a weighted average price of $2.40 per share.

Director Compensation Table

The following table provides information regarding compensation paid to non-employee directors for services rendered during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Thomas Granville	(1)
John Petersen	0
Fefer, Petersen & Cie, Attorneys							(2)
Dr. Igor Filipenko	0
Robert G. Averill	39,000
Dr. Howard K. Schmidt	51,600
Michael Kishinevsky	33,000
Glenn Patterson	51,000
Stanley A. Hirschman	43,000
Walker Wainwright	31,500		(3) 53,230				84,730

(1)	See Executive Compensation Table

(2)	John Petersen, the Company’s legal counsel, served as a member of our Board of Directors through January 15, 2007. Mr. Petersen did not receive payment for serving as a member of the Board.

(3)
In January 2007, Walker Wainwright was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering.

Item 11. Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We had 18,156,060 shares of common stock, 137,500 shares of Senior Preferred Stock and 822,997 shares of Series A Preferred Stock outstanding on the date of this report. The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 31, 2008, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on SEC rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of March 31, 2008 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

Except as indicated by the footnotes following the table, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all capital stock held by that person. The address of each named executive officer and director, unless indicated otherwise by footnote, is c/o Axion Power International, Inc. 3601 Clover Lane, New Castle PA 16105.

	Common Stock	Preferred Conversion (1)	Warrant & Options (2)	Combined Ownership	Percentage
Quercus Trust 1835 Newport Blvd A109 - PMB 467 Cosa Mesa, CA 92627	1,904,762	-	2,857,143	4,761,905	22.7%
Trust for the Benefit of the Shareholders of Mega-C Power Corp c/o Cecilia L Rosenauer Ltd 510 W Plumb Lane Suite A Reno NV 89509	5,385,002	-	-	5,385,002	29.7%
Fursa Master Global Event Driven Fund LP 200 Park Avenue, 54th Floor New York, New York 10166	-	1,946,941	-	1,946,941	9.7%
Directors and Named Executive Officers:				-
Averill, Robert (3)	792,901	1,555,823	789,464	3,138,188	15.3%
Patterson, Glenn	915,030	1,196,724	577,388	2,689,142	13.5%
Petersen, John (4)	217,500	1,009,170	369,900	1,596,570	8.2%
Granville, Thomas	421,300	194,694	582,200	1,198,194	6.3%
Filipenko, Igor	785,900	316,889	74,311	1,177,100	6.4%
Buiel, Edward	31,000	-	122,500	153,500	0.8%
Conway, Andrew Carr	-	-	80,000	80,000	0.4%
Wainwright, Walker	-	-	40,000	40,000	0.2%
Schmidt, Howard	-	-	18,000	18,000	0.1%
Hirschman, Stanley	-	-	10,000	10,000	0.1%
Nelson , Robert	6,000	-	18,000	24,000	0.1%
Kishinevsky, Michael	-	-	10,000	10,000	0.1%
Directors and officers as a group
(12 persons)	3,169,631	4,273,300	2,691,763	10,134,694	40.3%

(1)	Represents shares of common stock issuable upon conversion of preferred stock held by the stockholder.

(2)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholder that are presently exercisable or will become exercisable within 60 days.

(3)
Includes 956,759 shares held by Dr. Igor Filipenko and 220,341 shares held by his wife, including 175,000 shares of common stock and 45,341 shares issuable upon the conversion of 6,100 shares of preferred stock.

(4)
Includes 13,000 shares of common stock held by Mr. Petersen, 4,500 shares of common stock held by Mr. Petersen’s wife, and 200,000 shares of common stock deposited in a segregated account at Credit Suisse as collateral security for a second mortgage on Mr. Petersen’s principal residence..

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions with directors

--Dr. Igor Filipenko—financing transactions. During 2007 Dr. Filipenko advanced monies to the company in the amount of $207,000. From the 2007 loan agreements, Dr. Filipenko earned 31,750 3-year warrants at an exercise price of $6.00 per share, and 7,661 5-year warrants at an exercise price of $2.35 per share. His August loan in the amount of $115,000 by conversion into a $225,000 Private Placement Secured Bridge Loan, with the Company on December 17, 2007. This short term bridge loan earns interest at a rate of 14%, origination fees of $18,000 over a 3 month period, and the 7,661 warrants as referenced above. The $225,000 loan had an initial maturity date of March 2008.

--Robert Averill—financing transactions-2006. Mr. Averill was one of the original founders of APC. During the first quarter of 2006, Mr. Averill loaned us $1,000,000 under the terms of a one-year promissory note that bore interest at the rate of 10% per annum, requires monthly payments of accrued interest, and was secured by a lien on all of our property. Over the course of the year 2006, Mr. Averill continued to advance monies to the company, increasing the loaned amount to $1,955,000, with interest rates ranging from 10-12%. The interest rate varied because of different loans and interest rate escalators under certain circumstances. Accrued interest from these loans amounted to $127,260 during 2006. By the terms of these loans, he received 345,000 common stock purchase warrants with a debt discount valued at $127,243 in 2006. Mr. Averill was eligible to receive an additional 230,000 3-year warrants at an exercise price of $6 per share from these loans through the date of extinguishment in November 2007. Some of his loans were convertible into offering units at a price of $2.50 per unit, consisting of one share of common stock and one five year warrant to purchase one share of common stock at a price of $4.00 per share. Mr. Averill elected not to exercise this feature; instead, he converted $1,645,000 of his loans plus interest into Series A Preferred Stock during the fourth quarter of 2006, and carried over $428,675 of principle plus $8,585 of interest into 2007. During 2007, Mr. Averill earned an additional 366,000 3-year warrants from these loans at an exercise price of $6.00 per share.

--Robert Averill—financing transactions 2007-During 2007, Mr. Averill continued to advance monies to the company in the amount of $1,267,751. From the 2007 loan agreements, Mr. Averill earned 136,000 3-year warrants at an exercise price of $6.00 per share, and 61,290 5-year warrants at an exercise price of $2.35 per share. $115,000 of these loans were repaid in September 2007 and the balance of these loans, including the 2006 carryover, was extinguished along with $70,335 in interest by conversion into a $1,800,000 Private Placement Secured Bridge Loan, with the Company on November 27, 2007. This short term bridge loan earns interest at a rate of 14%, origination fees of $8,000 (on each $100,000) over a 4 month period, and the 61,290 warrants as referenced above. The $1.8M loan had an initial maturity date of March 2008.

--Glenn Patterson—financing transactions. In April 2006, Mr. Patterson loaned us $100,000 on a short-term note. Over the year 2006, Mr. Patterson continued to advance monies to the company, increasing the loaned amount to $1,105,000, with interest rates ranging from 10-12%. The interest rate varied because of different loans and interest rate escalators under certain circumstances. Accrued interest from these loans amounted to $43,577 during 2006. By the terms of these loans, he received 353,113 common stock purchase warrants with a debt discount valued at $93,334. Some of his loans were convertible into offering units at a price of $2.50 per unit, consisting of one share of common stock and one five year warrant to purchase one share of common stock at a price of $4.00 per share. Mr. Patterson elected not to exercise this feature; instead, he converted $1,080,000 of his loans plus interest into Series A Preferred Stock during the fourth quarter of 2006. $72,124 principle and $2,114 interest carried over into 2007 and was paid on January 25, 2007 prior to the maturity date of his loans. In December 2007, Mr. Patterson loaned the Company $92,000 pursuant to the Company’s Private Placement Secured Bridge Loan offering, earning interest at 14% per annum, origination fees of $8,000 over 3 ½ months, and 3,405 5-year warrants at an exercise price of $2.35 per share. This short term bridge loan had an initial maturity date of March 2008.

John Petersen— compensatory transactions. John Petersen was a director of our company until January 15, 2007 and a partner in the law firm of Fefer, Petersen & Cie, which serves as our legal counsel. During 2007, we paid Fefer, Petersen & Cie $180,000 in cash.

Transactions with Executive Management

See “EXECUTIVE COMPENSATION” above for a discussion of the material elements of compensation awarded to, earned by or paid to our Chief Executive Officer, Thomas Granville, and our Chief Technical Officer, Edward Buiel. These individuals are referred to as “Named Executive Officers.”

Item 13. Exhibits.

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)

2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)

3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)

3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)

3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)

3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004.	(3)

4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)

4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)

4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)

4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)

4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)

4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)

4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)

4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)

4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)

4.10	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)

4.11	Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)

4.12	Amended Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)

9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)

10.2 10.3 10.4 10.5
Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.

Tamboril Cigar Co. Incentive Stock plan Dated January 8, 2004

Tamboril Cigar co. Outside Directors Stock Option Plan Dated February 2, 2004

Stock Purchase & Investment Representation Letter Dated January 9, 2004
		(1) (A) (A) (B)

10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)

10.7	Purchase and sale agreement among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)

10.8	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)

10.9	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.10	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.11	Executive Employment Agreement of Charles Mazzacato.	(9)

10.12 10.13	Executive Employment Agreement of Peter Roston. Amended Retainer Agreement—Fefer-Petersen Dated March 31, 2005	(9) (D)

10.14 10.15
Retainer Agreement dated January 2, 2004 between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company.

Bankruptcy Settlement Agreement Between Axion Power International, Inc. and  Mega-C Dated December, 2005
		(10) (E)

10.16 10.17
Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.

Executive Employment Agreement of Thomas Granville
		(12) (C)

10.18	Loan agreement dated January 31, 2006 between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan.	(14)

10.19	Security agreement dated January 31, 2006 between Axion Battery Products, Inc. as debtor and Robert Averill as secured party.	(14)

10.20	Security agreement dated January 31, 2006 between Axion Power International, Inc. as debtor and Robert Averill as secured party.	(14)

10.21	Promissory Note dated February 14, 2006 between Axion Battery Products, Inc. as maker and Robert Averill as payee.	(14)

10.22	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)

10.23	Commercial Lease Agreement dated February 14, 2006 between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors.	(14)

10.24	Asset Purchase Agreement dated February 10, 2006 between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller.	(14)

10.25	Escrow Agreement dated February 14, 2006 between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents.	(14)

10.26	Executive Employment Agreement of Edward Buiel dated December 29, 2006.	(15)

10.27	Consulting Agreement, dated as of September 27, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16

10.28	Amendment No. 1 to Consulting Agreement, dated as of October 31, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)

10.29	Securities Purchase Agreement dated as of January 14, 2008, by and between Axion Power International, Inc. and Quercus Trust.	(17)

10.30	Common Stock Purchase Warrant dated January 14, 2008, executed by Axion Power International, Inc.	(17)

14.1	Code of Business Conduct and Ethics	(6)

16.1	Letter from Want & Ender CPA, PC Re: Change in Certifying Accountant.	(8)

16.2	Letter from Freed Maxick & Battaglia, CPAs, PC, dated January 31, 2008.	(18)

23.1	Consent of Rotenberg & Co., LLP

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2003.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 29, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated November 24, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.

(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(C)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(D)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 26, 2005.
(E)	Incorporated by reference from our Current Report on Form 8-K dated December 30, 2005.

Item 14. Principal Accountant Fees and Services.

Selection of Independent Certified Public Accountants

The Audit Committee selected Rotenberg & Co. LLP as our independent registered public accounting firm for the years ended December 31, 2007 and 2006. Rotenberg & Co. LLP had no relationship with our Company other than that arising from their engagement as our independent registered public accounting firm.

Independent Auditors’ Fees

The following table summarizes the aggregate fees for services performed by our independent registered public accounting firms for the years ended December 31, 2007 and 2006.

Fee Category	Rotenberg & Co. LLP 2007 Fees	Rotenberg & Co. LLP 2006 Fees	Freed Maxick & Battaglia CPAs, PC 2006 Fees
Audit Fees	$59,000	$50,000	$0

Audit-Related Fees-registration statement consents	$0	$0	$281,222

Tax Fees	$0	$0	$0

All Other Fees	$0	$0	$0

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

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Chief Executive Officer and Director

Date: April 4, 2008

By:	/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Jr., Chief Financial Officer

Date: April 4, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Director	April 4, 2008

/s/
Robert G. Averill	Director	April 4, 2008

/s/ Glenn Patterson
Glenn Patterson	Director	April 4, 2008

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	April 4, 2008

/s/ Igor Filipenko
Igor Filipenko	Director	April 4, 2008

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	April 4, 2008
/s/
D. Walker Wainwright	Director	April 4, 2008