Form 10KSB/A
period 2007-12-31
Axion Power International, Inc.
filed 2008-05-12
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Explanatory Note

The amendments of this Amended Annual Report on Form 10-KSB/A corrects the Company’s Form 10-KSB for the year ended December 31, 2007. We are amending and restating Item 7 - Consolidated Financial Statements to amend notes 8 and 10 in the consolidated statements of our Form 10-KSB for the year ended December 31, 2007. We are filing this amendment to correct the number of warrants lapsed and outstanding, the weighted average exercise price of outstanding warrants and the weighted average years remaining on the warrants as of December 31, 2007. We are also correcting the weighted average number of common shares outstanding if the Company had recorded income to common shareholders as of December 31, 2007. Other than these corrections, we have not undertaken to update any other information from the originally filed Form 10-KSB for the year ended December 31, 2007, and you should not rely on such information especially information, that constitutes forward-looking information. In accordance with SEC rules, this Amended Annual Report on Form 10-KSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2

Item 7 Consolidated Financial Statements

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

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
April 3, 2008 except for the restatement in notes 8 and 10 to the consolidated financial statements, as to which the date is May 12, 2008

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

	2007 (Restated)		2006

	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Warrants outstanding January 1	3,761,213	$3.21	3,242,400	$2.66

Granted during year	484,278	5.35	1,030,613	5.26

Exercised	-	0.00	(56,700)	2.00

Lapsed	(1,657,100)	2.00	(455,100)	1.33

Outstanding at December 31	2,588,391	$4.39	3,761,213	$3.21

Weighted average years remaining	2.10		1.57

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004 2005 2006 and 2007, weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612 2,970,730 2,135,938 and 8,975,643 (restated), respectively, for the fiscal years, reflecting the addition of dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period (September 18, 2003 to December 31, 2007) is 4,215,284 shares.

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

Date: May 12, 2008

By:	/s/ Andrew Carr Conway, Jr.
Andrew Carr Conway, Jr., Chief Financial Officer

Date: May 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Director	May 12, 2008

/s/ Robert G. Averill
Robert G. Averill	Director	May 12, 2008

/s/ Glenn Patterson
Glenn Patterson	Director	May 12, 2008

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	May 12, 2008

/s/ Igor Filipenko
Igor Filipenko	Director	May 12, 2008

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	May 12, 2008
/s/ Robert G. Averill
D. Walker Wainwright	Director	May 12, 2008