Form 10-Q
period 2008-03-31
Axion Power International, Inc.
filed 2008-05-12
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-22573

AXION POWER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

3601 Clover Lane
New Castle, Pennsylvania	16105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number	(724) 654-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at May 1, 2008
Common Stock, $0.0001 par value	20,219,481

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-Q, in particular Part I Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operation,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10-Q and other reports, statements, and information Axion Power International, Inc. has filed with the Securities and Exchange Commission (the Commission), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks the Company may face we advise you to carefully consider the following risks and uncertainties:

•	we have incurred net losses since inception and we may not be able to generate sufficient revenue and gross margin in the future to achieve or sustain profitability;

•	we must raise substantial additional capital or our business will fail;

•	we have incurred substantial indebtedness, some of which is secured by a lien against all of our assets;

•	we may be unable to enforce or defend our ownership of proprietary technology;

•	we have never manufactured carbon electrode assemblies in large commercial quantities;

•	we may be unable to develop a cost effective alternative to conventional lead electrodes;

•	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

•	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC”) batteries;

•
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC battery technology;

•	we will have limited market opportunities based on our anticipated manufacturing capacity; and

•	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised.

[TABLE OF CONTENTS TO BE UPDATED BY VINTAGE WHEN EDGARIZED]

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$1,689,973	$671,244
Accounts receivable	156,113	133,646
Other receivables	335,321	341,801
Inventory	475,916	375,635
Prepaid expenses	95,619	82,102
Total current assets	2,752,942	1,604,428

Property & equipment, net	2,352,709	2,119,252
TOTAL ASSETS	$5,105,651	$3,723,680

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$883,838	$1,573,436
Other current liabilities	1,189,504	583,591
Notes payable to related parties	2,417,497	2,259,826
Liability to issue equity instrument	-	106,183
Total current liabilities	4,490,839	4,523,036

Deferred revenue	816,211	840,945
Total liabilities	5,307,050	5,363,981

Stockholders' Equity (Deficit):
Convertible preferred stock-12,500,000 shares authorized
Senior preferred – 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2007)	1,549,696	1,515,376

Series A preferred – 2,000,000 shares designated 822,997 shares issued and outstanding (822,997 in 2007)	10,055,989	9,802,894

Common stock-50,000,000 shares authorized $0.0001 par value 18,262,719 issued & outstanding (16,248,298 in 2007)	1,826	1,625

Additional paid in capital	29,889,664	25,768,331

Deficit accumulated during development stage	(41,465,311)	(38,498,704)

Cumulative foreign currency translation adjustment	(233,263)	(229,823)

Total Stockholders' Equity (Deficit)	(201,399)	(1,640,301)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$5,105,651	$3,723,680

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2008	2007	March 31, 2008

Revenues	$215,727	$164,513	$1,025,015
Cost of tangible products sold	394,236	228,890	2,083,104
Gross profit / (loss)	(178,509)	(64,377)	(1,058,089)

Expenses
Selling, general & administrative	1,713,165	879,462	14,882,357
Research & development	382,017	320,374	9,525,250
Impairment of assets	-	-	1,391,485
Interest expense - related party	419,673	17,202	1,434,160
Derivative revaluation	(2,844)	7,108	362,508
Mega C Trust Share Augmentation (Return)	-	-	400,000
Other, net	(11,328)	(22,543)	(488,256)
Net loss before income taxes	(2,679,192)	(1,265,980)	(28,565,593)

Income taxes	-	-	83,469
Deficit accumulated during development stage	(2,679,192)	(1,265,980)	(28,649,062)

Less preferred stock dividends and beneficial conversion feature	(287,415)	(5,283,092)	(12,816,250)
Net loss applicable to common shareholders	$(2,966,607)	$(6,549,072)	$(41,465,312)

Basic and diluted net loss per share	$(0.17)	$(0.40)	$(2.90)
Weighted average common shares outstanding	17,861,987	16,247,299	14,277,316

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2008	2007	3/31/2008

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(2,679,192)	$(1,265,980)	$(28,649,062)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities
Depreciation	61,111	29,896	414,592
Impairment of assets	-	-	1,391,486
Non-cash interest expense	307,493	3,499	1,269,865
Derivative revaluations	(2,844)	-	362,508
Equity instruments issued for services	150,058	7,108	3,638,852
Mega C Trust Share Augmentation (Return)	-	138,188	400,000
Changes in Operating Assets & Liabilities			-
Accounts receivable	(22,467)	(38,085)	(162,984)
Other receivables	6,480	(465,753)	(313,360)
Prepaid expenses	(13,517)	36,022	(93,032)
Inventory	(100,281)	(40,404)	(475,916)
Accounts payable	(689,598)	(351,725)	2,538,482
Other current liabilities	605,725	(287,492)	1,210,447
Deferred revenue	(24,734)	447,504	816,211
Liability to Issue equity Instruments	-	6,546	178,419
Net cash used by operating activities	(2,401,766)	(1,780,676)	(17,473,492)

Cash Flows from Investing Activities
Investments in notes receivable	-	-	(1,217,016)
Purchase of property & equipment	(294,567)	(284,589)	(2,676,534)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(294,567)	(284,589)	(4,061,438)

Cash Flow from Financing Activities
Proceeds from related party debt	92,315	(9,509)	6,755,571
Proceeds from sale of common stock; net of costs	3,626,000	-	7,343,405
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	390,500	7,472,181
Net cash provided by financing activities	3,718,315	380,991	23,226,657

Net Change in Cash and Cash Equivalents	1,021,982	(1,684,274)	1,691,727
Effect of Exchange Rate on Cash	(3,253)	5,422	(1,754)
Cash and Cash Equivalents - Beginning	671,244	3,610,280	-
Cash and Cash Equivalents - Ending	$1,689,973	$1,931,428	$1,689,973

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited interim financial statements presented herein have been prepared in accordance with the accounting policies described in Axion Power International, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and should be read in conjunction with the Notes that appear in that report. Unless otherwise noted the terms “the Company,” “our Company,” “we,” “us,” and “our” refer to Axion Power International, Inc. and its subsidiaries. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Axion Power Corporation (“APC”), Axion Power Battery Manufacturing Inc. (“APB”) and C&T Co. Inc. (“C&T”).

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2008 and 2007, as well as the cumulative period from inception through March 31, 2008. Certain adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the full year.

2. New Accounting Policies and Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS 157 does not apply to transactions involving share-based payment covered by Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) it establishes a theoretical framework for analyzing fair value measurements that is absent from No. 123. We have relied on the theoretical framework established by SFAS 157 in connection with certain valuation measurements that were made in the preparation of these financial statements. SFAS 157 is effective for years beginning after November 15, 2007. Subsequent to the Standard’s issuance, the FASB issued an exposure draft that provides a one year deferral for implementation of the Standard for non-financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” (“SFAS 159”), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 141(R)” and “SFAS 160”, respectively). These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on its consolidated financial statements.

In December 2007, the Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provided in Staff Accounting Bulletin No. 107 that previously stated that the Commission would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

3. Warrants:   The following table provides summary information on warrants outstanding as of March 31, 2008, including the 301,700 incompletely exercised warrants that were issued in escrow to facilitate a stock sale. 3,405 5-year warrants were issued to accredited investors in conjunction with the financing of debt issued during 2008. See the “Recent Financing Activities” footnote below.  In January 2008, 380,952 5-year warrants were issued in partial payment of a NASDA broker commission for services related to the securities purchase by the Quercus Trust (“Quercus”). These $2.60 warrants valued at $354,852 are scheduled to expire in January 2013. Additionally, 2,857,143 warrants were issued to Quercus in connection with the purchase of units comprised of one share of the Company’s common stock and a warrant, to purchase an additional 1.5 shares of the Company’s stock as discussed in “Recent Financing Activities” below.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2007	2,588,391	$4.39	2.1
Granted	3,241,500	$2.60	5.0
Exercised	-	$-
Forfeited or lapsed	(473,500)	$2.00	0
Warrants outstanding at March 31, 2008	5,356,391	$3.52	3.5

4. Equity Compensation

In December 2004, the Financial Accounting Standards Board issued FASB 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R supersedes SFAS 123, and Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior periods have not been restated for the effects of SFAS 123R. Under SFAS 123R, employee-compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

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

The Company has adopted an incentive stock option plan covering an aggregate of 2,000,000 shares of common stock that authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The Company has also adopted an outside directors’ stock option plan covering an aggregate of 500,000 shares of common stock which provides that each eligible director will automatically be granted an option to purchase shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his term in office. From time to time, based on the recommendations of the compensation committee of the board of directors, the Company enters into non-plan equity incentive agreements with officers, employees, attorneys and third party consultants.

During the three months ended March 31, 2008, the Company issued a total of 30,000 non-plan stock options as follows:

In February 2008, Andrew Carr Conway Jr., the Chief Financial Officer of the Company, was granted an option to purchase 30,000 shares of common stock at an exercise price of $4.50 as compensation for services related to the extension of his 2007 employment contract. These options vest ratably through May 2008, and are valued at $15,465 utilizing the Black-Scholes-Merton option pricing model.

The assumptions noted in the following table were used for the options granted for the period ended March 31, 2008.

Risk-free interest rate	4.2%
Dividend yield	0
Expected volatility	53.0%
Expected term (in years)	2.0

The compensation cost that has been charged against income for options was $61,583 for the period ended March 31, 2008. The impact of this expense was to increase basic and diluted loss per share by $0.003 for period ended March 31, 2008. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities.

A tax deduction is not allowed for non-qualified stock options until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the period ended March 31, 2008, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The following table provides summary information on all outstanding options as of March 31, 2008, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00	2.7	$0
Granted	30,000	4.50	0.52	2.0	0
Exercised	-	0.00	0.00	-	0
Forfeited or lapsed	-	0.00	0.00	-	0
Options outstanding at March 31, 2008	1,880,885	4.81	1.00	2.5	$18,000
Options exercisable at March 31, 2008	1,493,385	4.87	0.93	1.8	$6,000

The weighted-average grant date fair value of options granted during the period ended March 31, 2007 was $1.33. The total intrinsic value of options exercised during the period ended March 31, 2007 was $0.00.

The following table provides summary information on all non-vested stock options as of March 31, 2008

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2007	408,500	$1.25
Options granted	30,000	$0.52
Options forfeited or lapsed	-	$0.00
Options vested	(51,000)	$0.88
Options subject to future vesting at March 31, 2008	387,500	$1.24

As of March 31, 2008, there was $480,158 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.1 years. The total fair value of options which newly vested during the period ended March 31, 2008 was $45,083 ($124,030 during the comparable period ended March 31, 2007).

5. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share is computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which the market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If the Company had generated earnings during the three months ended March 31, 2008, the Company would have added 9,245,438 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the three months ended March 31, 2007, the Company would have added 8,938,726 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

6. Comprehensive Income and Significant Non-Cash Transactions

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the period ended March 31, 2008 and 2007 are as follows:
	2008	2007
Deficit accumulated during development stage	$(2,966,607)	$(6,549,072)
Foreign currency translation adjustment	$(3,253)	$5,423
Comprehensive Income/(loss)	$(2,969,860)	$(6,543,649)

The following table provides summary information on our significant non-cash investing and financing transactions during the three month periods ended March 31, 2008 and 2007.

	2008	2007
Satisfaction of 2007 liability to issue equity instruments	$103,339	$-
Preferred Dividends attributable to warrant modifications	$-	$164,179
Dividend accrued to preferred stock – Senior	$34.319	$31,678
Dividend accrued to preferred stock – Series A	$253,096	$412,270
Warrants issued for commission on sale of preferred	$-	$53,230
Beneficial conversion feature on preferred stock	$-	$4,839,143
Fair value of warrants issued with related party note	$3,153	$6,546
Origination fees issued with related party note	$7,500	$-
Notes payable to converted to common stock	$223,984	$-

7.  Commitments and Contingencies

Employment Agreements: The Company is currently negotiating contract extensions, on new terms, for the Chief Executive Officer, Chief Technology Officer and several other employees. The Company’s Chief Executive Officer, Chief Financial Officer, Vice President and Chief Technology Officer and Vice President of Manufacturing Engineering have each executed written employment agreements with the terms set forth in the following table.

Name	Position	Date	Term	Salary	Options	Price	Vesting
Thomas Granville (1)	CEO	4/4/05	24 Months	$261,000	180,000	$2.50	Monthly
Dr. Edward Buiel (2)	VP and CTO	9/1/05	36 Months	$168,000	100,000	$3.75	Monthly
Andrew Carr Conway, Jr. (3)	CFO	8/31/07	6 months	$180,000	80,000	$4.50	Monthly
Dr. Robert Nelson (4)	VP Mfg. and Eng.	12/1/07	24 Months	$132,000	108,000	$5.00	Monthly

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

(3) On August 31, 2007, the Company entered into a 6 month service contract with Andrew Carr Conway, Jr. to fill the position of Chief Financial Officer. The contract automatically renewed for an additional six month term when the initial six months expired with the same terms and conditions. The agreement calls for $180,000 of annualized salary, and the issuance of 80,000 options to purchase shares of common stock for $4.50 with an exercise period of 2 years. An additional 30,000 options were awarded during the first quarter of 2008 in consideration for the extension of his original agreement. All of his original options, including the recent grant, have vested. Mr. Conway is also entitled to whatever additional fees and bonuses may be authorized by the Compensation Committee of the board of directors.

(4) Dr. Nelson’s employment agreement also provides for a stock grant at a vesting rate of 1,000 shares per month with immediate vesting in the event of a change in control or the acquisition of 20% or more of the Company’s voting securities.

8 Related Parties

Options and Warrants: In conjunction with loan obligations carried over from 2007, the Company satisfied the remainder of its obligations to issue 397,750 warrants to two of its directors. Because of the delay in processing, these 3 year $6.00 warrants are being issued with an expiration date of March 31, 2011. Due to lower stock prices the modification of these instruments resulted in a net decrease in fair value of these instruments. Decreases in fair value of embedded options resulting from a modification should not be recognized and accordingly are not reflected on the Company’s financial statements.

Interest Expense: Interest expense recognized for the period ended March 31, 2008 in connection with certain notes payable to related parties amounted to $340,997. Of this total $98,688 relates to the interest coupon and $242,309 to the amortization of note discount associated with loan origination fees and detachable warrants. An additional $78,676 in interest is reported under the related party caption on the face of the financial statement due to certain associations of four accredited investors to related parties.

9 Recent Financing Activities

As further described below, in January, Quercus entered into a funding agreement with us that obligated it to invest $18,000,000 over a five month period if we achieved certain milestones. We have already received $8.0 million, which should enable us to conduct operations through March 2009. Based on our projections for increased revenues for the next 12 months and assuming the closing of the final equity financing transaction with Quercus totaling $10.0 million, we believe that our available cash will provide sufficient cash resources to finance our operations and expected capital expenditures over the next 18 months. To obtain the remaining $10.0 million, we are obligated to meet one additional milestone that we anticipate will occur sometime before June 30, 2008. The proceeds of this $10 million investment will be deployed for the purchase of previously approved equipment and for general operating purposes. If we do not significantly increase our revenues to meet our projections, obtain the final Quercus closing or obtain additional financing within the next 12 months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations beyond that time. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

In November of 2007 we began discussions related to a bridge loan offer with our directors, officers, and significant investors. We eventually structured a short term secured bridge loan arrangement in increments of $100,000, such loans to bear interest at the rate of 14% and were secured by all of our assets, including our intellectual property and all of the equipment and inventory assets of our wholly-owned subsidiary, Axion Power Battery Manufacturing Inc. Total funding received under the secured bridge loan as of December 31, 2007 amounted to approximately $2,540,000, with an additional funding of $100,000, received in January of 2008, bringing the entire loan total to approximately $2,640,000.

The bridge loan had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company, with higher interest rates to apply to each such extension. On March 31, 2008, we sent notice to the investors of our intention to extend the loan until April 30, 2008. In accordance with the option terms contained in the loan agreement, three of the investors chose to convert a total of $328,984 into equity under the same terms offered to Quercus. The extension entitled the remaining investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. On April 29, 2008, we sent notice to the investors of our intention to extend the loan until May 31, 2008. The extension entitles investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 16%. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee was paid equal to 8% of the original loan. The origination fee decreased by one-half percent each week after December 15, 2007 until the loan closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included. For each $100,000 increment, in the secured bridge loan note, the investor will be issued warrants as follows: 3,405 warrants upon occurrence of the secured bridge loan, 851 additional warrants upon extension of the loan to April 30, 2008, 1,276 additional warrants upon extension of the loan to May 31, 2008 and 2,128 additional warrants upon extension to June 30, 2008. Typical anti-dilution provisions apply to the warrants as well as registration rights.

As the secured bridge loan financing will mature no later than June 30, 2008, if not for the financing provided by Quercus, described below, we would not have had sufficient capital to pay our day-to-day operating costs, finance our research and development, cover costs associated with our manufacturing activities, pay for the development of a sales and marketing organization and finance the acquisition of complimentary assets, technologies and businesses.

On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

At the initial closing on January 14, 2008, we issued and sold 1,904,762 units (a unit is one share of common stock and a five-year warrant to purchase 1.5 additional shares of common stock at an exercise price of $2.60 per share) issuable to Quercus for an aggregate purchase price of $4.0 million, or $2.10 per unit.

At the second closing on April 7, 2008, Quercus purchased 1,904,762 additional units (a unit consisting of one share of common stock and a five-year warrant to purchase 1.25 additional shares of common stock at an exercise price of $2.60 per share) issuable to Quercus for an aggregate purchase price of $4.0 million.

For the final closing, Quercus has agreed to make an additional investment of $10.0 million on or before June 30, 2008, upon our execution of one or more qualifying contracts that satisfy certain requirements set forth in the Securities Purchase Agreement. There is no assurance that we will be able to satisfy this condition. Upon the occurrence of the final closing, Quercus has agreed to purchase an additional 4,761,905 units for $10.0 million. Each unit issued in the final closing will consist of one share of common stock and a five-year warrant to purchase one additional share of common stock at an exercise price of $2.60 per share.

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

10.  Subsequent Events

Quercus Trust Investment: As discussed under “Recent Financing Activities” above, in the second closing (the “Second Quercus Closing”), which occurred on April 7, 2008, Quercus purchased 1,904,762 additional units for $4,000,000. Each Quercus Second Closing unit consists of one share of common stock, and a 5-year warrant to purchase 1.25 additional shares of common stock at an exercise price of $2.60 per share.

Secured Bridge Loan Financing: As discussed under “Recent Financing Activities”, on March 31, 2008 and then again on April 30, 2008, the Company sent notice to the investors of its intention to extend the loan until April 30, 2008, and May 31, 2008, respectively. The extension entitles the investors to earn an extension fee of 1% of the original loan on each extension date. With the March 31, 2008 extension, the investors earned interest on principal plus interest, accrued through the extension date, at an annual rate of 15%. The April extension increased the annual interest rate to 16%. Warrants exercisable at $2.35 until December 31, 2012 are included with each $100,000 of principal invested. Warrants issuable under the extensions are as follows: 851 warrants upon extension of the loan to April 30, 2008, 1,276 additional warrants upon extension of the loan to May 31, 2008. During April 2008, three investors in the bridge loan converted $328,984, into 156,659 shares of the Company’s common stock; the remaining $106,000 was repaid and not extended into May.

ITEM 1A. RISK FACTORS

Risks related to our business

We are a transition stage company and our business and prospects are extremely difficult to evaluate.

Since our inception in September 2003, the majority of our resources (beyond the usual costs of corporate business) have been dedicated to our research and development (“R&D”) efforts and have only recently begun to transition into the very early stages of commercial prototype production. We do not have a stable operating history that you can rely on in connection with your evaluation of our business and our future business prospects. Our business and prospects must be carefully considered in light of the limited history of PbC technology and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have sporadic revenues and are committed to focusing on research, development and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have and expect to continue to encounter include, but are certainly not limited to, our ability to:

•	Raise the necessary capital to finance our business until we can introduce revenue-generating products on a full-scale basis;

•	Maintain effective control over the cost of our research, development and product testing activities;

•	Develop cost effective manufacturing methods for essential components of our proposed products;

•	Improve the performance of our commercial prototype batteries;

•	Successfully transition from our laboratory research efforts to commercial manufacturing of our battery technologies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan;

•	Implement and improve operational, financial and management control systems and processes;

•	License complementary technologies if necessary and successfully defend our intellectual property rights against potential claims;

•	Respond effectively to competitive developments and changing market conditions;

•	Continue to attract, retain and motivate qualified personnel; and

•	Manage each of the other risks set forth below.

Because of our limited operating history and our relatively recent transition into the production of prototype PbC devices that we are relying on to become our core revenue generating products, we have limited insight into trends and conditions that may exist or might emerge and affect our business. There is no assurance that our business strategy will be successful or that we will successfully address the risks identified in this report.

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products for 12 to 18 months.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of our PbC technology, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the year ended December 31, 2007, we had net losses of approximately $14.3 million applicable to common shareholders, net losses of $7.9 million for the year ended December 31, 2006 and net losses from inception (September 18, 2003) to March 31, 2008 of $41.5 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology and we will not be in a position to commercialize such products until we complete the development and testing activities. We believe the development and testing process will require a minimum of an additional 12 to 18 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

Our business will not succeed if we are not able to raise substantial additional capital.

Our management believes our current financial resources will support operations through March 2009. We will not be able to continue our operations at planned levels of effort beyond that time frame without increased revenues or the closing of the anticipated third and final round from Quercus or additional financing from other sources. We cannot assure you that additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to raise or generate additional capital when we require it would seriously harm our business.

We are currently involved in litigation.

Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future. Although not a patent infringement suit, a collection of individuals and entities that describe themselves as the “Taylor Group” sued the Company and claimed an interest in some of our intellectual property. In orders dated February 11, 2008, the United States Bankruptcy Court for the District of Nevada held that the Taylor Group has no interest in or rights to the technology. As described in this report, the Bankruptcy Court has entered summary judgment orders in favor of the Company, holding that the Taylor Group has no interest in the Technology and that the Taylor litigation is barred by the permanent injunction of Mega-C Power Corp.’s confirmed Chapter 11 plan. The Taylor Group has filed motions for relief from the Bankruptcy Court orders granting partial summary judgment in favor of the Company, which are set for hearing on May 12, 2008. In the event the Taylor Group prevails on some or all of the relief sought in its pending motions, the Bankruptcy Court could amend or modify all or part of its prior findings and conclusions that granted summary judgment in favor of the Company, which may require the Company to go to trial in Bankruptcy Court regarding the extent of the releases it received in connection with Mega-C’s confirmed Chapter 11 Plan. The Company has also filed a second motion for summary judgment to resolve the remaining issues against the Taylors, which motion is also set for hearing on May 12, 2008. If the Bankruptcy Court denies the Taylors’ motions and grants the Company’s motion, a final judgment could be entered, from which an appeal could be taken.

We are in breach of certain registration rights.

We have outstanding obligations to register approximately 1,042,418 shares of common stock that may be issued upon conversion of our senior preferred stock, 8,301,537 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, approximately 295,407 shares of common stock and common stock underlying warrants issued pursuant to a certain secured bridge loan arrangement and an additional 2,752,172 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are currently in breach of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against the Company for our failure to meet these registration obligations which may affect our business operations or our ability to raise additional capital in the future.

As we sell our products, we may become the subject of product liability claims.

Due to the hazardous nature of many of the key materials used in the manufacturing of batteries, the producers of such products may be exposed to a greater number of product liability claims, including possible environmental claims. We currently have product liability insurance up to $1,000,000 per occurrence and $5,000,000 in the aggregate to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business operations. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that as we continue distribution of our products that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay such liability.

Our products contain hazardous materials including lead.

Lead is a toxic material that is a primary raw material in our PbC devices. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We are required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations.

The growth we seek is rare and inherently problematic.

The realization of our business objectives will require substantial future growth. Growth of this magnitude in the battery industry is rare. Even in the event we are able to complete the development of our prototypes, introduce our products to the market and grow our business, we expect that rapid growth will place a significant strain on our managerial, operational and financial resources. We must manage our growth, if any, through appropriate systems and controls. We must also establish, train and manage a much larger work force. If we do not manage the growth of our business effectively, our potential could be materially and adversely affected.

Being a public company increases our administrative costs significantly.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Commission rules and regulations have made some activities more time consuming and expensive and required us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Exchange Act. During the year ended December 31, 2007, we spent approximately $528,246 for the legal and accounting fees and other costs associated with compliance. We expect Commission rules and regulations to continue to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

We depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key scientists, engineers and executive officers. Given the competitive nature of our industry, there is risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements.

Our certificate of incorporation and by-laws provide for indemnification and exculpation of our officers and directors.

Our certificate of incorporation provides for indemnification our officers, directors and employees to the fullest extent permitted by Delaware law. It also provides exculpation of our directors for monetary damages arising from breach of their fiduciary duties in cases that do not involve fraud or willful misconduct. We have been advised that the Commission believes that indemnification for liabilities arising under the securities laws is against public policy as expressed in the securities laws and is therefore unenforceable.

We have limited manufacturing experience which may translate into substantial cost overruns in manufacturing and marketing our products.

As we transition into the commercial production of our prototype devices we may experience substantial cost overruns in manufacturing and marketing our PbC technology, and may not have sufficient capital in the future to successfully complete such tasks. In addition, we may not be able to manufacture or market our products because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. Either of these inabilities could cause us to abandon our current business plan and may cause our operations to eventually fail.

Certain of our indebtedness is secured by a lien on all of our assets.

Certain bridge loans extended by certain of our directors, officers and significant investors are secured by liens on all of our assets, including our intellectual property and all of the equipment and inventory assets of our wholly-owned subsidiary, Axion Power Battery Manufacturing Inc. In the event we fail to fulfill our obligations under such loans, and the indebtedness represented thereby is accelerated, the assets securing such indebtedness could be foreclosed upon and our ability to continue our business operations would be affected.

Risks related to our PbC technology

We need to improve the performance of our commercial prototypes.

Our commercial prototypes do not satisfy all our performance expectations and we need to continue to improve various aspects of our PbC technology as we move forward with larger scale production of our commercial prototypes. There is no assurance that we will be able to resolve the known technical issues. Future testing of our prototypes may reveal additional technical issues that are not currently recognized as obstacles. If we cannot improve the performance of our prototypes in a timely manner, we may be forced to redesign or delay the large scale production of commercial prototypes or possibly cause us to abandon our product development efforts altogether.

We cannot begin full-scale commercial production of our PbC technology for 12 to 18 months.

We will not be able to begin full commercial production of our PbC energy storage devices until we complete our current testing operations, our planned application evaluation and our planned product development. We believe our commercialization path will require a minimum of 12 to 18 months. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC batteries or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

We do not have any long term vendor contracts.

We currently purchase the raw materials for our carbon electrodes and a variety of other components from third parties. We then fabricate our carbon electrodes and build our prototypes in-house. We do not have any long-term contracts with suppliers of raw materials and components and our current suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials and components could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components, or redesign our proposed products to accommodate available substitutes.

We do not have extensive manufacturing experience.

We do not have extensive manufacturing experience with respect to manufacturing our commercial prototypes in quantities required to achieve our operational goals and there is no assurance that we will be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products when we are ready to do so.

We will be a small player in an intensely competitive market and may be unable to compete.

The lead-acid battery industry is large, intensely competitive and resistant to technological change. If our product development efforts are successful, we will have to compete or enter into strategic relationships with well-established companies that are much larger and have greater financial capital and other resources than we do. We may be unable to convince end users that products based on our PbC technology are superior to available alternatives. Moreover, if competitors introduce similar products, they may have a greater ability to withstand price competition and finance their marketing programs. There is no assurance that we will be able to compete effectively.

To the extent we enter into strategic relationships, we will be dependent upon our partners.

Our products are not intended for direct sale to end users and our business strategy will likely require us to enter into strategic relationships with manufacturers of other power industry equipment that use batteries and other energy storage devices as important components of their finished products. The agreements governing any future strategic relationships are unlikely to provide us with control over the activities of any strategic relationship we negotiate and our future partners, if any, could retain the right to terminate the strategic relationship at their option. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

Risks relating to our intellectual property

We rely on licenses of third-party technology for our specialty batteries and may rely on additional licenses for our PbC technology, which may affect our continued operations with respect to each.

Our revenues in 2006 and 2007 were primarily related to our sale of specialty batteries consisting of classic car, 16 volt racing car batteries, and uninterruptible power supply batteries.  As we develop our PbC technology, we may need to license additional technologies to optimize the performance of our products. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our proposed products. Our inability to obtain any necessary licenses could delay our product development and testing until alternative technologies can be identified, licensed and integrated. The inability to obtain any necessary third-party licenses could cause us to abandon a particular development path, which could seriously harm our business, financial position and results of our operations.

We may be unable to enforce or defend our ownership of proprietary technology.

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our PbC technology. Our PbC technology is protected by six issued U.S. patents and we currently have seven U.S. patent applications pending. We plan to file additional patent applications in the future. However the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will limit or interfere with our ability to make and sell products based on our PbC technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

New technology may lead to our competitors developing superior products which would reduce demand for our products.

Research into the electrochemical applications for carbon nanotechnology and other storage technologies is proceeding at a rapid pace and many private and public companies and research institutions are actively engaged in the development of new battery technologies based on carbon nanotubes, nanostructured carbon materials and other non-carbon materials. These new technologies may, if successfully developed, offer significant performance or price advantages when compared with our PbC technology. There is no assurance that our existing patents or our pending and proposed patent applications will offer meaningful protection if a competitor develops a novel product based on a new technology.

Risks relating to our common stock

The number of shares of common stock we are obligated to register could depress our stock price.

The potential sale of a significant number of shares of our common stock may cause the market price of our common stock to decline.

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

We had 20,219,481 shares of common stock outstanding on the date of this report, and (a) our Series A Convertible Preferred Stock is presently convertible into 8,301,537 shares of common stock, (b) our shares of Senior Preferred Stock is presently convertible into 1,042,418 shares of common stock, (c) we have warrants outstanding that, if exercised, would generate proceeds of $26,037,186 and cause us to issue up to an additional 8,129,015 shares of common stock and (d) we have options to purchase common stock that, if exercised, would generate proceeds of $9,043,018 and result in the issuance of an additional 1,880,885 shares of common stock.

We have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

As a key component of our growth strategy, we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation. In particular:

•
Our incentive stock plan authorized incentive awards for up to 2,000,000 shares of our common stock; we have issued incentive awards for an aggregate of 562,950 shares at the date of this report; and we have the power to issue incentive awards for an additional 1,437,050 shares without stockholder approval;

•
Our independent directors’ stock option plan authorized options for up to 500,000 shares of our common stock; we have issued options for an aggregate of 169,600 shares at the date of this report; and have the power to issue options for an additional 330,400 shares without stockholder approval;

•
We have issued contractual options for an aggregate of 1,345,000 shares of our common stock, of which 905,000 are currently outstanding, to executive officers under the terms of their employment agreements with us; and

•
We have issued contractual options for an aggregate of 983,200 shares of our common stock, of which 783,900 are currently outstanding, to certain attorneys and consultants under the terms of their agreements with us.

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

We may issue stock to finance acquisitions.

We may wish to acquire complementary technologies, additional facilities and other assets. Whenever possible, we will try to use our stock as an acquisition currency in order to conserve our available cash for operations. Future acquisitions may give rise to substantial charges for the impairment of goodwill and other intangible assets that would materially and adversely affect our reported operating results. Any future acquisitions will involve numerous business and financial risks, including:

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

Because of the relatively small number of shares currently available for resale, the large number of shares we are required to register on behalf of Quercus, the transitional stage of our business and numerous other factors, the trading price of our common stock has been and is likely to continue to be highly volatile. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by competitors; changes in competitive conditions or trends in the battery industry; changes in governmental regulation and changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, could adversely affect our future stock price. Investors should not purchase our shares if they are unable to suffer a complete loss of their investment.

Our current “bid” and “asked” prices may not stabilize at current levels.

Our stock is quoted on the OTC Pink Sheets. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing bid and asked prices were $1.77 and $2.00 per share, respectively, on May 7, 2008. The current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Our common stock is subject to the “penny stock” rules.

Exchange Act Rule 3a51-1 defines a “penny stock” as any equity security that is not listed on a national securities exchange or the Nasdaq system and has a bid price of less than $5 per share. We presently are subject to the penny stock rules. Our market price has been highly volatile since trading in our common stock began in January 2004 and there is no assurance that the penny stock rules will not continue to apply to our shares for an indefinite period of time. Before effecting a transaction that is subject to the penny stock rules, a broker-dealer must make a decision respecting the suitability of the purchaser; deliver certain disclosure materials to the purchaser and receive the purchaser’s written approval of the transaction. Because of these restrictions, most broker-dealers refrain from effecting transactions in penny stocks and many actively discourage their clients from purchasing penny stocks. Therefore, both the ability of broker-dealers to recommend our common stock and the ability of our stockholders to sell their shares in the secondary market could be adversely affected by the penny stock rules.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company that was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception, APC has been engaged in research and development of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our PbC devices. As of December 31, 2003, APC engaged in a reverse acquisition with Tamboril Cigar Company (“Tamboril). Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. We formed a new corporation, Axion Power Battery Manufacturing Inc., which purchased the foreclosed assets of the failed battery manufacturing plant and now conducts our manufacture of specialty batteries.

For the first three months of 2008, we had cumulative net losses of approximately $3 million. This includes approximately $0.4 million in interest of which $0.3 million relates to discount on notes and $0.3 million in preferred stock dividends. We had $2.8 million in current assets and $4.5 million in current liabilities at March 31, 2008, which left net working capital deficit of approximately $1.7 million. As discussed below, we received $3.68 million, after expenses, in long term equity financing on both January 14, 2008 and April 7, 2008 from Quercus. Management believes those funds will support operations through, March 2009 even if the anticipated, and contractually agreed to, third closing with Quercus, (as described below) does not occur.

Key Performance Indicators

Because of our early stage of development the usual financial measures are not particularly relevant or helpful in the assessment of company operations. The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our research and development efforts. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to full commercial readiness for deployment. After consideration of the investment by Quercus in January and April of 2008 our working capital was approximately $1.9 million. We believe we can maintain operations and fund R&D to approximately March 2009 with our current working capital. This does not take into account the final contractual investment which is contingent upon our achievement of an additional milestone, from Quercus, as described below.

Pro Forma Balance Sheet for Period Ended March 31, 2008
	03/31/2008 Historical	Quercus Trust Investment	03/31/2008 Pro Forma
	Unaudited	Unaudited	Unaudited
ASSETS
Current Assets:
Cash & cash equivalents	$1,689,973	$3,680,000	$5,369,973
Other current assets	1,062,969		1,062,969
Total current assets	2,752,942		6,432,942
Property & equipment, net	2,352,709		2,352,709
TOTAL ASSETS	$5,105,651		$8,785,651
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities	$4,490,839		$4,490,839
Deferred Revenue	816,211		816,211
Equity	41,497,175	3,680,000	45,177,175
Deficit accumulated during development stage	(41,698,574)		(41,698,574)
Total Stockholders' Equity	(201,399)		3,478,601
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$5,105,651		$8,785,651

As discussed below, Quercus invested an aggregate of $8.0 million ($7.36 million after expenses) in the Company in January and April 2008. The pro forma balance sheets above gives effect to those investments net of expenses.

Beyond the adequacy of working capital, the next most critical factor for our continued growth is successful completion of existing and planned demonstration projects. We believe we need to perfect our products through a limited number of these projects before moving into mass production. While the results of those projects are promising, we cannot assure you that they will be successfully completed or that further research and development will not be needed. The successful completion of present and future demonstration projects is critical to the development and acceptance of our technology.

We must devise methodologies to manufacture our energy storage devices in commercial quantities. While we have assembled a management team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully mass produce our product.

If we successfully complete our demonstration projects we must present sufficiently compelling evidence to prospective users of energy storage devices in order to persuade them to purchase our technology.

We do not use non-financial measures to evaluate our performance other than the degree of success of our R&D and demonstration projects. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and deep discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

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

Recent Financing Activities

As further described below, in January Quercus entered into a funding agreement with us that obligated it to invest $18,000,000 over a five month period if we achieved certain milestones. We have already received $8.0 million, which should enable us to conduct operations through March 2009. Based on our projections for increased revenues for the next 12 months and assuming the closing of the final equity financing transaction with Quercus totaling $10.0 million, we believe that our available cash will provide sufficient cash resources to finance our operations and expected capital expenditures over the next 18 months. To obtain the remaining $10.0 million, we are obligated to meet one additional milestone that we anticipate will occur sometime before June 30, 2008. The proceeds of this $10 million investment will be deployed for the purchase of previously approved equipment and for general operating purposes. If we do not significantly increase our revenues to meet our projections, obtain the final Quercus closing or obtain additional financing within the next 12 months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations beyond that time. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

In November of 2007 we began discussions related to a bridge loan offer with our directors, officers, and significant investors. We eventually structured a short term secured bridge loan arrangement in increments of $100,000, such loans to bear interest at the rate of 14% and were secured by all of our assets, including our intellectual property and all of the equipment and inventory assets of our wholly-owned subsidiary, Axion Power Battery Manufacturing Inc. Total funding received under the secured bridge loan as of December 31, 2007 amounted to approximately $2,540,000, with an additional funding of $100,000, received in January of 2008, bringing the entire loan total to approximately $2,640,000.

The bridge loan had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company, with higher interest rates to apply to each such extension. On March 31, 2008, we sent notice to the investors of our intention to extend the loan until April 30, 2008. In accordance with the option terms contained in the loan agreement, three of the investors chose to convert a total of $328,984 into equity under the same terms offered to Quercus. The extension entitled the remaining investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. On April 29, 2008, we sent notice to the investors of our intention to extend the loan until May 31, 2008. The extension entitles investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 16%. If extended to June 30, 2008, the interest rate during the extension period increases to 18% with an extension fee equal to 2% of the original loan. A loan origination fee was paid equal to 8% of the original loan. The origination fee decreased by one-half percent each week after December 15, 2007 until the loan closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included. For each $100,000 increment, in the secured bridge loan note, the investor will be issued warrants as follows: 3,405 warrants upon occurrence of the secured bridge loan, 851 additional warrants upon extension of the loan to April 30, 2008, 1,276 additional warrants upon extension of the loan to May 31, 2008 and 2,128 additional warrants upon extension to June 30, 2008. Typical anti-dilution provisions apply to the warrants as well as registration rights.

As the secured bridge loan financing will mature no later than June 30, 2008, if not for the financing provided by Quercus, described below, we would not have had sufficient capital to pay our day-to-day operating costs, finance our research and development, cover costs associated with our manufacturing activities, pay for the development of a sales and marketing organization and finance the acquisition of complementary assets, technologies and businesses.

On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

At the initial closing on January 14, 2008, we issued and sold 1,904,762 units (a unit is one share of common stock and a five-year warrant to purchase 1.5 additional shares of common stock at an exercise price of $2.60 per share) issuable to Quercus for an aggregate purchase price of $4.0 million, or $2.10 per unit.

At the second closing on April 7, 2008, Quercus purchased 1,904,762 additional units (a unit consisting of one share of common stock and a five-year warrant to purchase 1.25 additional shares of common stock at an exercise price of $2.60 per share) issuable to Quercus for an aggregate purchase price of $4.0 million.

For the final closing, Quercus has agreed to make an additional investment of $10.0 million on or before June 30, 2008, upon our execution of one or more qualifying contracts that satisfy certain requirements set forth in the Securities Purchase Agreement. There is no assurance that we will be able to satisfy this condition. Upon the occurrence of the final closing, Quercus has agreed to purchase an additional 4,761,905 units for $10.0 million. Each unit issued in the final closing will consist of one share of common stock and a five-year warrant to purchase one additional share of common stock at an exercise price of $2.60 per share.

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

Registration Obligations

In the Securities Purchase Agreement, we agreed to file one or more registration statements under the Securities Act covering the resale by Quercus of the shares of our common stock issued pursuant to the Securities Purchase Agreement and the shares of our common stock issued upon exercise of the warrants. The registration rights provisions of the Securities Purchase Agreement contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event any of the following occurs:

•
any registration statement is not filed on or prior to the date it is required to be filed, and in the case of the initial registration statement, that date was May 7, 2008, however we have received a deferral to May 14, 2008 with respect to such initial registration statement, or the occurrence of a Restriction Termination Date (as defined below); or

•
any post-effective amendment is not filed on or prior to the seventh business day after the registration statement ceases to be effective pursuant to applicable securities laws due to the passage of time or the occurrence of an event requiring us to file a post-effective amendment (the “Post-Effective Amendment Filing Deadline”); or

•	we fail to file with the Commission a request for acceleration of effectiveness within five business days after the date that we are notified by the Commission; or

•	we fail to respond to any comments made by the Commission within 15 business days after the receipt of such comments; or

•	the registration statement is not declared effective by the Commission within 150 days of the filing of the registration; or

•	a post-effective amendment is not declared effective on or prior to the 15th business day following the Post-Effective Amendment Filing Deadline; or

•
after a registration statement is filed with and declared effective by the Commission, such registration statement ceases to be effective as to all securities registrable pursuant to the Securities Purchase Agreement (“Registrable Securities”) to which it is required to relate at any time until the earlier of (1) the fifth anniversary of the effective date; (2) the date when all Registrable Securities covered by such Registration Statement have been sold publicly; or (3) the date on which the Registrable Securities are eligible for sale without volume limitation pursuant to Rule 144 of the Securities Act for a period of more than 60 days in any twelve month period without being succeeded by an amendment to such registration statement or by a subsequent registration statement filed with and declared effective by the Commission; or

•
an amendment to a registration statement is not filed with the Commission within 15 business days after the Commission having notified us that such amendment is required in order for such Registration Statement to be declared effective (any such failure or breach being referred to as an “Registration Failure Event”).

If at any time the staff of the Commission takes the position that the offering of some or all of these registrable securities in a registration statement is not eligible to be made on a delayed or continuous basis under the provisions of Rule 415 under the Securities Act or requires Quercus to be named as an “underwriter” (a “Commission Objection”), we shall promptly notify Quercus of such Commission Objection and if Quercus requests, we shall use commercially reasonable efforts to persuade the staff of the Commission that the offering contemplated by the registration statement is a valid secondary offering and not an offering “by or on behalf of the issuer” as defined in Rule 415 and that Quercus is not an “underwriter” (a “Rule 415 Response Effort”). In the event that, despite our commercially reasonable efforts, the staff of the Commission has not altered its position and Quercus provides notice to us to cease any further Rule 415 Response Efforts (the “Rule 415 Determination”), we shall (1) remove from any registration statement such portion of the Registrable Securities (the “Cut Back Shares”) and/or (2) agree to such restrictions and limitations on the registration and resale of the Registrable Securities as the staff of the Commission may require to assure our compliance with the requirements of Rule 415; provided, however, that we shall not agree to name Quercus as an “underwriter” in such registration statement without the prior written consent of Quercus (collectively, the “Commission Restrictions”). Notwithstanding any other provision of the Securities Purchase Agreement to the contrary, no liquidated damages shall accrue during the period beginning on the date of a Commission Objection and ending on the date that either we receive written notification from the Commission that our Rule 415 Response Effort has been successful or Quercus provides us with a Rule 415 Determination or as to any Cut Back Shares until such time as we are able, using commercially reasonable efforts, to effect the filing of an additional registration statement with respect to the Cut Back Shares in accordance with any Commission Restrictions (such date, the “Restriction Termination Date”)

In case any Registration Failure Event occurs, we would be obligated to pay liquidated damages to Quercus in an amount equal to 1% of the aggregate purchase price paid by Quercus pursuant to the Securities Purchase Agreement for any of our securities that were required to be registered but were not covered under an effective registration statement (the “Monthly Liquidated Damages”) for the first month and each successive month thereafter until the Registration Failure Event shall have been cured. Failure to make payments of the Monthly Liquidated Damages shall result in our being obligated to pay interest on any unpaid Monthly Liquidated Damages at a rate of 18% per year.

The Securities Purchase Agreement also grants to Quercus a right of first refusal to participate in any subsequent financing we undertake prior to the second anniversary of the second closing (subject to certain conventional exceptions) in order to permit Quercus to maintain its fully-diluted ownership interest in our common stock.

As an inducement to Quercus to enter into the Securities Purchase Agreement and to purchase the shares of our common stock and the warrants issuable under the Securities Purchase Agreement, certain directors, officers and principal holders of our issued and outstanding convertible securities, warrants and stock options agreed to refrain from converting any of their convertible securities or exercising any of their stock purchase rights until the board of directors proposes and our stockholders approve a charter amendment that will increase the number of authorized common shares from the current limit of 50 million shares of common stock to a proposed limit of not less than 75 million shares of common stock. Concurrently, we agreed to extend the expiration date of the warrants and options that are subject to forbearance agreements for a period of time equal to the forbearance period. In accordance with the forbearance agreements, we will propose shareholder approval of this share increase of authorized common shares.

C & T and Senior Preferred Warrants

In January of 2004 we issued warrants (the “C&T Warrants”) to the shareholders (the “C&T Warrant Holders”) of C and T Co., Inc. (“C&T”) in exchange for the acquisition of certain intellectual property rights associated with the lead/carbon hybrid supercapacitor formerly referred to as the E3 SuperCell. In February of 2005 we issued shares of our senior preferred stock to a group of investors (the “Senior Preferred Holders”), and in recognition of certain concessions, we issued warrants to the Senior Preferred Holders (the “Senior Preferred Warrants”). Both the C&T Warrants and the Senior Preferred Warrants expired during the period of time in which we were not current in our Exchange Act reporting obligations. In recognition of this, our board of directors has authorized management to commence discussions and potential negotiations with the C&T Warrant Holders and the Senior Preferred Holders in an effort to recognize that the economic benefits that these parties and we expected at the time these warrants were issued was frustrated by the length of the time we were out of compliance with our Exchange Act reporting obligations and to provide some form of tangible value to the C&T Warrant Holders and the Senior Preferred Holders.

Results of Operations

The comparative data below presents our results of operations for the periods ended March 31, 2008 and 2007. While certain of the data is not strictly comparable because some line items are positive and some negative, the percentages calculated demonstrate the relative significance of the various line items and the line items where there were significant changes from year to year:

1.
The cost of tangible products sold increased $0.165 million over the same period in 2007. The increase substantially relates to an increase in material costs related to volume and the expansion of our manufacturing management development team that focused on readying the facility for commercialization of our PbC battery technology.

2.
SG&A expenses increased substantially during the first quarter of 2008. While there were a number of contributing factors, the increase is primarily due to higher legal expenses and duplicated public accounting and auditing services related to the selection and retention of our current auditors.

3.	Research and development expenses increased $0.062 million over the amounts recorded during the first quarter of 2007 due to higher personnel costs.

4.
There were non-cash preferred stock dividends and beneficial conversion features of $ 5.3 million in 2007 with a comparable amount of $0.3 million in the first quarter of 2008. This non-cash beneficial conversion item is not expected to recur in 2008 in as substantial an amount as occurred in 2007.

5.
Interest expense for the first quarter of 2008 was higher than during the similar period of 2007 due to the bridge loan financing offered during the fourth quarter of 2007, whereas the capital needs for the early part of 2007 were satisfied through a preferred stock offering.

6.
The Pennsylvania capital stock tax reflected on the cumulative Statement of Operations was accrued during the fourth quarter of 2007, and was accounted for as income taxes. This item is not provided for during the first quarter of 2008.

Statements of Operations	3/31/2008	Percent of line item to net loss applicable to common shareholders	3/31/2007	Percent of line item to net loss applicable to common shareholders
Revenues	$215,727	-7.3%	$164,513	-2.5%
Cost of tangible products sold	394,236	13.3%	228,890	3.5%
Gross profit / (loss)	(178,509)	6.0%	(64,377)	1.0%

Expenses
Selling, general & administrative	1,713,165	57.7%	879,462	13.4%
Research & development	382,017	12.9%	320,374	4.9%
Interest expense - related party	419,673	14.1%	17,202	0.3%
Derivative revaluation	(2,844)	-0.1%	7,108	0.1%
Other, net	(11,328)	-0.4%	(22,543)	-0.3%
Net loss before income taxes	(2,679,192)	90.3%	(1,265,980)	19.3%

Income taxes	-	0.0%	-	0.0%
Deficit accumulated during development stage	(2,679,192)	90.3%	(1,265,980)	19.3%
Less preferred stock dividends & beneficial conversion	(287,415)	9.7%	(5,283,092)	80.7%
Net loss applicable to common shareholders	$(2,966,607)	100.0%	$(6,549,072)	100.0%
Basic and diluted net loss per share	$(0.17)		$(0.40)
Weighted average common shares outstanding	17,861,987		16,247,299

Summary of Consolidated Results for the Quarter Ended March 31, 2008 compared with Quarter Ended March 31, 2007

Revenue

Our revenues were approximately $215,727 for the quarter ended March 31, 2008 compared to revenues of approximately $164,513 for the quarter ended March 31, 2007. The approximate 31% increase in revenue was primarily due to another year of exposure, especially in the race car and classic car industries and the sale of uninterruptable power supply batteries to one of our customers. These revenues will be dependent upon the number of enthusiasts for classic cars, auto racing and the amount of penetration we can achieve into the uninterruptable power supply market. We have two customers that together accounted for more than 31% (18.2% and 12.95%, respectively) of this revenue in the first quarter of 2008.

Cost of Tangible Products Sold and Gross Profit (Loss)

The cost of tangible products sold (“COTPS”) includes several raw materials with lead being the most prominent and costly. We also use other components such as plastic battery cases and covers, acid and separators. Our PbC batteries use specialty activated carbon for the negative electrode component of the battery. Lead, in particular, has increased substantially in price in the last two years as quantities available have shrunk. In manufacturing batteries we also incur labor and overhead expense as well as normal costs of packaging and shipping. COTPS increased by approximately $0.17 million, or 72%, to $0.39 million for the quarter ended March 31, 2008 compared with approximately $0.22 million for the quarter ended March 31, 2007. The increase in COTPS in the first quarter of 2007 compared to 2008 was primarily attributable to:

1.	Sales increase of over 31%;

2.	Preparing the manufacturing facility for the projected increase in sales and the additions to staff required for this increase in sales; and

3.	Increased advertising with respect to a wider variety of products.

Gross loss (margin on sales) increased from approximately ($0.063) million, in the first quarter 2007 to $0.179 million, in the first quarter of 2008. The increased loss on gross margin was primarily attributable to the buildup associated with the transition to increased production and the continued operation of the plant at a low level of production. We believe we will produce profitable gross margins on sales as we ramp up production but there is no assurance of profits.

Selling, General & Administrative Expenses

SG&A expenses include salaries and services, non-cash compensation, sales and marketing expenses as well as public company costs which include financing, fund raising, investor relations, directors’ compensation, legal and audit fees. Total SG&A expenses increased $0.83 million, or 95%, to $1.7 million for the quarter ended March 31, 2008 compared with the quarter ended March 31, 2007 expenses of approximately $0.87 million. As a comparison of revenues to SG&A, SG&A expenses were 8 times revenues for the first quarter 2008 compared to 5.4 times revenues for the same quarter in 2007. The increase in SG&A was primarily attributable to the increase in legal and accounting fees and investor relations expenses.

Research & Development Expenses

Research and development expenses include salaries for our scientists as well as test equipment and general overhead.  Total research and product development expenses increased $0.062 million or 19% to $0.382 million for the quarter ended March 31, 2008 compared with the quarter ended March 31, 2007 expenses of $.320 million. As a percentage of revenues, research and development expenses were 178% for the first quarter of 2008 and 194% for the same quarter in 2007. The increase in product development expenses were primarily due to increased personnel costs associated with additional R&D efforts.

Interest Expense – Related Party

Related party interest expenses include the coupon value of interest on debt, as well as the debt discount on detachable warrants and origination fees. For the period ended March 31, 2007 related party interest expenses were approximately $0.017 compared with $0.420 million in the period ended March 31, 2008. The disparity results from the method that the Company used to fund its capital need (i.e. debt vs. equity). . During the fourth quarter of 2006, the Company funded its capital needs through a preferred stock offering, whereas during the fourth quarter of 2007, the Company met its capital needs through a secured bridge loan financing program. The 2007 loans are convertible into the Company’s common stock.

Derivative Revaluation

Derivative revaluations are recognized whenever the Company incurs a liability to issue an equity instrument. The instrument is revalued quarterly until the point in time that the liability is settled. Derivative revaluation expenses for the period ended March 31, 2007 resulted in a credit of $0.007 million compared with a charge of $(0.003) million in the period ended March 31, 2008. During 2007, the Company funded its capital needs with debt that offered detachable warrants. These warrants were not settled until March 2008, at which point the Company’s stock values were lower, giving rise to the nominal credit in 2008. Whereas 400,000 warrants were subject to revaluation during 2007, only 20,000 were outstanding as of March 31, 2008.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from sales of our equity or debt securities. From inception until the fiscal year ended December 31, 2005, we generated no revenue from operations. We believe we have sufficient funds to conduct our operations through March 2009. Based on projections for increased revenues for the next 12 months and assuming the closing of the final $10 million equity financing transactions with Quercus, we believe that our available cash resources will provide sufficient cash resources to finance our operations and expected capital expenditures over the next 18 month period. If we do not significantly increase our revenues to meet our projections, close on the third tranche ($10 million) Quercus financing or obtain additional financing within the next twelve months, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Cash, Cash Equivalents and Working Capital

At March 31, 2008, we had approximately $1.69 million of cash and cash equivalents compared to approximately $1.93 million at March 31, 2007. At March 31, 2008 working capital deficit was $1.7 million compared to a working capital surplus of $1.65 million at March 31, 2007.

Cash Flows from Operating Activities

Net cash used in operations for the quarter ended March 31, 2008 was $2.4 million, primarily due to the purchase of equipment for both upgrades to the lead-acid battery manufacturing lines and equipment purchases for the eventual automation of the proprietary carbon electrode manufacturing equipment, ongoing research and development expenses, accounting and legal fees and normal costs of operations. This was partially offset by the following sources of cash and non-cash items: governmental grants, equity instruments and loans from related parties. Cash used in operations for the quarter ended March 31, 2007 was approximately ($1.8 million), primarily due to a deficit accumulated during development stage of approximately $31 million and the purchase of inventory and other prepaid expenses. This was partially offset by cash and non-cash items by sale of equity instruments and related party debt. Future fluctuations in inventory balances, accounts receivable and accounts payable will be dependent upon several factors, including, but not limited to, quarterly sales, our strategy in building inventory in advance of receiving orders from customers and the accuracy of our forecasts of product demand and component requirements.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2008 was $0.3 million compared to $0.3 million for the quarter ended March 31, 2007. The cash used by investing activities was for the purchase of equipment for both production and research and development.

Cash Flows from Financing Activities

Net cash provided by financing activities in the quarter ended March 31, 2008 was approximately $3.80 million compared to $0.4 million for the quarter ended March 31, 2007, primarily due to the proceeds from the Quercus investment

Significant Financing Arrangements

2006 Private Placement of Series A Preferred Stock: On October 18, 2006, our board of directors designated, from our total authorized 12,500,000 shares, a new series of preferred stock consisting of up to 2,000,000 shares designated Series A Convertible Preferred Stock. During the fourth quarter of 2006, the Company sold an aggregate of 782,997 shares of the Series A Convertible Preferred Stock at a price of $10 per share for net proceeds of $7,722,470 including $4,352,500 in cash and $3,369,970 in liability conversion. In connection with the private placement, we incurred total offering expenses of $258,202, of which $107,500 was paid in cash, while the remainder was paid through the issuance of options to acquire shares of our common stock. The proceeds were used to fund ongoing operations.

April 2006 Common Stock Private Placement: On April 21, 2006, two unaffiliated individual accredited investors purchased a total of 80,000 shares of common stock for a purchase price of $2.50 per share or $200,000 in aggregate proceeds. In addition, we issued warrants to purchase 80,000 shares of common stock with an exercise price of $4.00 per share to the investors. Also on April 21, 2006, our Chief Executive Officer exercised his $2.00 warrants to purchase 56,700 shares for $113,400. The proceeds were used to fund ongoing operations.

January 2007 Series A Preferred Stock Financing: In January 2007, we sold 40,000 additional shares of senior preferred stock to accredited investors for gross cash proceeds of $400,000. The proceeds were used to fund ongoing operations.

August 2007 Debt Financing: In August 2007, we borrowed an additional $460,000 from Robert Averill, a director of our company and $115,000 of this sum was repaid on September 28, 2007. In October 2007, Igor Filipenko, a member of the board of directors and majority shareholder of C&T, loaned us $115,000 at 12% interest per annum. On November 1, 2007, we borrowed an additional $267,900 from Robert Averill. The proceeds were used to fund ongoing operations.

 December 2007 Secured Bridge Loan Transaction: In December 2007, we offered certain of our directors, officers, and significant investors the opportunity to participate in a short term bridge loan arrangement in increments of $100,000, each such loan to bear interest at 14% and to be secured by all of our assets, including our intellectual property assets and the assets of Axion Power Battery Manufacturing Inc. Total funding received under the secured bridge loan as of December 31, 2007 amounted to $2,540,000, with additional funding of $100,000 in January of 2008. The proceeds were used to fund ongoing operations.

Capital Expenditure Commitments

We plan the following capital expenditures:

1. new equipment for negative electrode production;

2. new equipment for carbon sheeting production;

3. new equipment for standard lead-acid battery production; and

4. renovate and install already purchased lead-acid battery production equipment.

With the $8.0 million Quercus invested in our Company in early 2008 we believe we can sustain operations through March 2009. To obtain the remaining $10.0 million, we are obligated to meet an additional milestone. For us to fully pursue our business plan, we will need additional funding, either from the final closing or from some other funding source. We expect to achieve the final milestone but there can be no assurance we will meet it, or that the additional funding will be available if we do.

Critical Accounting Policies, Judgments and Estimates

The “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section of this quarterly report discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Axion Power Battery Manufacturing, Inc., APC and C&T. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition: The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable and collection is reasonably assured.

Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to the Consolidated Financial Statements.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) using the modified prospective transition method. See footnote captioned “Equity Compensation” for further detail on the impact of SFAS 123R to the Company’s consolidated financial statements.

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Research and Development: Research and development costs are recorded in accordance with FASB No. 2, “Accounting for Research and Development Costs,” which requires that costs incurred in research and development activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of research and development activities relate to (1) in-house work conducted by the Company, (2) costs incurred in connection with contracts that outsource research and development to third party developers and (3) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process research and development. All research and development costs have been expensed.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-KSB for the year ended December 31, 2007, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of March 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2008:

•
We failed to hire, or subsequently train, accounting personnel that had the appropriate knowledge of GAAP. As a result, financial statements submitted to the Commission had to be restated for the years 2003-2005. Financial statements for fiscal year 2006 were filed on March 31, 2008 and fiscal year 2007 during the extension period following that date.

•
We did not distribute an employee handbook to all employees and employees have not received complete training on company policies such as the code of conduct, sexual harassment, diversity, usage of company computers, and insider trading. Employees are not aware of how they are expected to conduct themselves.

•
We do not have a whistleblower program in place. Employees need a process for making issues affecting them in the workplace known to the appropriate person(s) without fear of retribution. Without an effective process for employees to anonymously report wrongdoing, such as falsification of accounting records, those employees will not risk a phone call to disclose their suspicions of wrongdoing.

•
We do not have documented job descriptions for each position in the Company. Performance appraisals have not been performed consistently on an annual basis and, as a result, our employees may not have a clear understanding of their responsibilities or performance compared to these responsibilities

•	We have not maintained sufficient segregation of duties as evidenced by:

•
Our Sales Manager approves the credit worthiness of new customers and also has the ability and responsibility for entering sales orders into our accounting system. Credit limit approval for new customers and sales order entry should not be performed by sales personnel.

•	Some of our employees have the ability to purchase and receive goods. The receipt of goods should be kept separate from the purchasing functions.
•	Our accounting staff employees with payable responsibilities also have access to vendor maintenance controls. Access to vendor accounts should be kept separate from the accounts payable functions.

•	We have concluded that there were not effective financial reporting controls in the following areas that could lead to inaccurate financial reporting:

•	All financial personnel have the ability to change account structures without approval.
•	General Ledger journal entries are not always approved prior to entry.
•
Documented processes do not exist for several key processes such as a closing checklist, budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets.

•	We have identified weaknesses in our inventory controls:

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

•	We do not have a closed loop monitoring process in place to ensure issues, improvements and other directed actions have been completed in a timely manner.

•	We do not do criminal background checks on the board of directors and employees.

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

•
We do not have formal guidelines for authorization levels for entering into agreements (i.e. purchase orders, non-disclosure agreements, sales and other contracts) or distributing cash (signing checks, creating properly authorized wire transfers).

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•
We are currently interviewing for a Commission filing experienced Controller and other accounting personnel with sufficient knowledge of GAAP. Training plans will be implemented to ensure accounting personnel stay abreast of updates to GAAP.

•
We are completing the process of hiring a Director of Human Resources and will re-distribute the Employee Handbook, conduct employee training sessions and have all employees acknowledge key policies and sign the Code of Conduct.

•
We are in the process of developing, documenting, and communicating a formal whistleblower program to employees. We expect to post the policy on the web site in the governance section and in the common areas in the office. We plan on providing a toll-free number for reporting complaints and will hire a specific third party whistleblower company to monitor the hotline and provide monthly reports of activity to our board of directors.

•	We will document job descriptions for all positions and conduct performance appraisals for each employee annually.

•
We are developing a plan to reorganize our accounting functions so one person is responsible for verifying the worthiness of new customers. Additionally, we will reassign sales order entry to a person outside sales and remove the access to the sales module in our accounting software to all sales personnel.

•	We are separating the purchasing and receipt of goods functions and restrict system access accordingly.

•	We are changing our accounting system access so that employees with accounts payable responsibilities cannot add, delete or change vendor accounts.

•	We are improving our financial reporting controls by doing the following:

o	Establishing a procedure for changing account structures and system access accordingly.
o	Implement a process to review all journal entries prior to entry into the General Ledger.
o	Document all key financial reporting processes.
o	Establish an effective document control and retention procedure.

•	We will document all key inventory control processes and will develop and document inventory valuation processes.

•
We are establishing a closed loop monitoring process. This process will include the documentation of outstanding actions, the responsible individuals, expected completion dates and the status of the progress of these actions. The document will be reviewed and updated on an ongoing basis.

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

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Commission that permit the company to provide only management's report in this quarterly report.

PART II– OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Taylor Litigation

On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants (the “Taylor Litigation”). As discussed more fully below, by virtue of an order entered on February 11, 2008 by the Bankruptcy Court in the Mega-C bankruptcy case, this action against the Company, Mega-C Power Corporation (Nevada), Robert Averill, Glenn Patterson, Igor Filipenko, Thomas Granville and HAP Investments is subject to the permanent injunction of the confirmed Chapter 11 Plan of Mega-C. This ruling confirmed management’s prior assessment of this lawsuit, which management believed had remote possibility of an adverse decision. No amounts have been provided for in the accompanying financial statements pursuant to the requirements of FASB 5, “Accounting for Contingencies.” We have offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company in Canada. Any named defendant will be free to retain independent legal counsel, but we are not responsible for the costs of separate legal counsel. We have not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

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

Bankruptcy Court Litigation

In April 2004, we filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. 04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall (Noall) to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner (“Fonner”), the trustee of the Mega-C Trust (Adversary Proceeding No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Mega-C Trust as property of the bankruptcy estate. On July 27, 2005, we commenced an adversary proceeding against Noall and Fonner (Adversary Proceeding No. 05-05082-gwz) for the purpose of obtaining a judicial determination that:

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

Settlement Agreement

On December 12, 2005, we entered into a settlement agreement with Mega-C, represented by Chapter 11 Trustee Noall, and the Mega-C Trust, represented by its trustee Fonner. Additional signatories to the settlement agreement include: (1) the Company’s subsidiaries APC and C&T, (2) Fonner in both her capacity as Mega-C’s sole officer and director and as trustee of the Trust, (3) certain former stockholders of APC including Robert Averill, Joe Piccirilli, Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation, (4) Paul Bancroft and (5) certain former stockholders of C&T, including Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg.

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain terms were subject to confirmation and effectiveness of Mega-C’s Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming the Chapter 11 plan. The confirmed Chapter 11 plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan. At the date of these financial statements, the plan is fully effective and substantially consummated. Accordingly, all pending and potential disputes between the parties have been resolved. By way of summary of the Chapter 11 plan, the following steps have been accomplished:

•	we have compromised and withdrawn our notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned all of right, title and interest, if any, in the technology and any and all tangible and intangible personal property in our possession to us;

•
the Mega-C Trust has been restated as the Second Amended Shareholders Trust of Mega-C Power Corporation and retained title to 4,700,000 shares that will be sold to pay creditor claims that remain unsatisfied from the Liquidation Trust described below, with the balance to be proportionately distributed to the holders of allowed equity interests in Mega-C. The Second Amended Shareholders Trust also has title to certificates for 685,002 shares of our common stock, which serve as collateral for loans in the amount of $2,055,000 paid to the newly created Liquidation Trust to fund the confirmed Chapter 11 plan;

•
a newly created liquidation trust (the “Liquidation Trust”) received the proceeds of loans in the amount of $2,055,000, secured by 685,002 shares, and legal title to 314,998 shares that will be sold to pay creditor claims and expenses;

•	the former trustee of the Mega-C Trust has received 627,500 shares as compensation by the Mega-C Trust through the effective date of the Chapter 11 plan; and

•	the Mega-C Trust surrendered 1,500,000 shares to us which were promptly cancelled.

The litigation settlement and releases provided by the Chapter 11 plan, which are as broad as the law allows, are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan of reorganization. In an order entered on February 11, 2008, the Bankruptcy Court granted our motion for partial summary judgment, holding that the alleged "oral" agreement creating rights or interests in the Technology in favor of the Taylor Group never existed and, even if it had, the Taylor Group transferred any such rights to the Debtor which were then transferred to the Company by the confirmed Chapter 11 plan. The Bankruptcy Court held that the Taylor Group has no interest in or rights to the Technology. The Bankruptcy Court held that the only rights the Taylor Group has are as putative creditors or shareholders of Mega-C and that any attempts to claim an interest in or contest the Company's title to the technology are contrary to the permanent injunction of the Chapter 11 plan. The Bankruptcy Court held that the Taylor Litigation against the Company is barred by the permanent injunction of the confirmed Chapter 11 plan.

The Taylors have filed motions for relief from the order granting partial summary judgment in favor of the Company and other relief. The Company believes the Taylors’ motions are without merit. The Company has filed additional motions for summary judgment on its remaining claims for relief, namely for an appropriate order to require dismissal of the Taylor Litigation against the Company and for damages caused by the Taylors' violation of the permanent injunction of the confirmed Chapter 11 plan.

While certain aspects of the bankruptcy litigation discussed above relating to the confirmation of the Chapter 11 plan and the settlement agreement are on appeal to the Ninth Circuit Court of Appeals and to the United States District Court for the District of Nevada, we believe the possibility of any adverse decision to the Company to be remote.

We recorded a recovery of notes receivable previously written off in November of 2006 in the amount of $100 as well as other assets received from Mega-C. The other assets received, primarily miscellaneous fixed assets have been determined to be negligible in value and no attempt has been made to secure an appraisal or record any amounts for these assets. By virtue of the confirmed Chapter 11 plan, all of the Mega-C’s right, title and interest, if any, in the technology was transferred to the Company. By virtue of the February 11, 2008 orders of the Bankruptcy Court, the Taylor Group has no interest in or rights to the technology.

Contingent Shares

We agreed to sell 1,000,000 shares of common stock to a foreign partnership, Mercatus & Partners Limited, a private limited company formed under the laws of the United Kingdom with an executive office at Via S. Roberto Bellarmino 4, 00142 Roma, Italy, December 12, 2005, at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities. Contrary to the terms and conditions of the Company’s agreement, the foreign partnership was in possession of a stock certificate representing these 1,000,000 shares; however, completion of the transaction was contingent upon receipt of the proceeds from the foreign partnership, which were not received. The 1,000,000 shares were recovered December 4, 2007 and forwarded to Continental Stock Transfer Agency for cancellation, which took place that same month.

In connection with the offering described above, four holders of warrants to purchase shares of our common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock (the “Incompletely Exercised Warrant Shares”) for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one the Company entered into with the same foreign partnership. These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares. Contrary to the terms and conditions of their agreements, we believe the foreign partnership is in possession of a stock certificate representing these shares without tendering the purchase price to either us or to the warrant holders. As such, the Incompletely Exercised Warrant Shares have not been duly issued and have been excluded from all calculations of the issued and outstanding shares of common stock in these financial statements. We have included the Incompletely Exercised Warrant Shares as outstanding warrants, pending receipt of the exercise price from the four warrant holders. We have not yet located the Incompletely Exercised Warrant Shares. We retained counsel to cause the parties who have possession of the Incompletely Exercised Warrant shares to return the shares absent payment. Counsel was retained October 6, 2007.

Peter Roston Litigation

A prior Chief Financial Officer, Peter Roston, filed a lawsuit to recover the full amount of compensation and benefits that would have been paid to him through the initial term of his employment agreement, for breaches in his employment agreement after he was discharged for cause by the Company in December 2006. Arbitration proceedings for this matter began in April 2008 and are scheduled to reconvene in July 2008. We determined the range of potential loss to be $250,000 to $275,000, however the risk of loss as a result of this lawsuit is considered by the Company to be “remote” as that term is used in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” No amount was recorded for this contingency in the annual statements, revenues or expenses.

Cypress Avenue Partners, LLC.

On February 25, 2008, we received a demand from Cypress Avenue Partners, LLC (“Cypress”) claiming it was owed, among other things, $900,000 representing a five percent placement fee on the amount of $18 million which reflects the closing of all three rounds of Quercus financing. At the time of the demand, Quercus had only funded the first $4 million of a potential $18 million in aggregate funding, and as of the date of this report, we have only received $8 million of the potential $18 million total investment. Further, we have denied any obligation to pay this five percent placement fee to Cypress under the terms of an October 2006 letter agreement between us and Cypress. During our communication with Cypress, they have threatened to institute legal proceedings in order to collect this placement fee and related damages. No such suit has been instituted at this time, and if one is, we intend to vigorously defend our rights in any such legal proceeding.

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
Dated: May 12, 2008

/s/ Andrew Carr Conway, Jr.

Andrew Carr Conway, Jr.
Chief Financial Officer
Dated: May 12, 2008