Form 10-Q
period 2008-06-30
Axion Power International, Inc.
filed 2008-08-06
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at August 1, 2008
Common Stock, $0.0001 par value	25,875,850

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

When used in this Report on Form 10-Q and other reports, statements, and information Axion Power International, Inc. has filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks the Company may face we advise you to carefully consider the following risks and uncertainties:

•	we have incurred net losses since inception and we may not be able to generate sufficient revenue and gross margin in the future to achieve or sustain profitability;

•	our planned level of operations depend upon increased revenues or additional financing;

•	we may be unable to enforce or defend our ownership of proprietary technology;

•	we have never manufactured carbon electrode assemblies in large commercial quantities;

•	we may be unable to develop a cost effective alternative to conventional lead electrodes;

•	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

•	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC”) batteries;

•
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC battery technology;

•	we will have limited market opportunities based on our anticipated manufacturing capacity; and

•	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised.

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen;

•	we are subject to stringent environmental regulation.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash & cash equivalents	$12,620,125	$671,244
Accounts receivable	150,298	133,646
Other receivables	72,718	341,801
Inventory	909,700	375,635
Prepaid expenses	87,661	82,102
Total current assets	13,840,502	1,604,428

Property & equipment, net	2,653,118	2,119,252
TOTAL ASSETS	$16,493,620	$3,723,680

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,941,698	$1,573,436
Other current liabilities	1,008,042	583,591
Notes payable to related parties	1,235,028	2,259,826
Liability to issue equity instrument	-	106,183
Total current liabilities	4,184,768	4,523,036

Deferred revenue	794,420	840,945
Total liabilities	4,979,188	5,363,981

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Senior preferred – 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2006)	1,584,671	1,515,376
Series A preferred – 2,000,000 shares designated 772,997 shares issued and outstanding (822,997 in 2007)	9,670,244	9,802,894
Common stock-50,000,000 shares authorized $0.0001 par value 25,873,850 issued & outstanding (16,248,298 in 2007)	2,587	1,625
Additional paid in capital	45,120,619	25,768,331
Deficit accumulated during development stage	(44,631,597)	(38,498,704)
Cumulative foreign currency translation adjustment	(232,092)	(229,823)
Total Stockholders' Equity	11,514,432	(1,640,301)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,493,620	$3,723,680

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(9/18/2003) to
	2008	2007	2008	2007	June 30, 2008

Revenues	$176,080	$133,078	$391,807	$297,591	$1,201,095
Cost of goods sold	253,498	197,205	647,733	426,095	2,336,601
Gross loss	(77,418)	(64,127)	(255,926)	(128,504)	(1,135,506)

Expenses
Selling, general & administrative	1,466,031	857,362	3,179,196	1,736,824	16,348,388
Research & development	559,959	357,883	941,976	678,257	10,085,209
Impairment of assets	-	(7,108)	-	-	1,391,485
Interest expense - related party	758,197	56,786	1,177,870	56,786	2,192,357
Derivative revaluation	-	6,929	(2,844)	6,929	362,508
Mega C Trust Share Augmentation (Return)	-	-	-	-	400,000
Other, net	19,765	(23,975)	8,437	(46,518)	(468,491)
Net loss before income taxes	(2,881,370)	(1,312,004)	(5,560,561)	(2,560,782)	(31,446,962)

Income Taxes	-	-	-	-	83,469
Deficit accumulated during development stage	(2,881,370)	(1,312,004)	(5,560,561)	(2,560,782)	(31,446,962)

Less preferred stock dividends and beneficial conversion feature	(284,871)	(2,127,070)	(572,332)	(7,410,162)	(13,101,167)
Net loss applicable to common shareholders	$(3,166,241)	$(3,439,074)	$(6,132,893)	$(9,970,944)	$(44,631,598)

Basic and diluted net loss per share	$(.016)	$(0.21)	$.032)	$(0.61)	$(3.07)

Weighted average common shares outstanding	20,290,404	16,247,299	18,990,487	16,247,299	14,551,111

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Six Months Ended		Inception
	June 30,		(9/18/2003) to
	2008	2007	6/30/2008

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(5,560,561)	$(2,560,782)	$(31,530,431)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities
Depreciation	83,671	70,734	437,153
Impairment of assets	-	-	1,391,486
Non-cash interest expense	906,096	29,997	1,868,468
Derivative revaluations	(2,844)	6,929	362,508
Equity instruments issued for services	410,834	260,998	3,899,628
Mega C Trust Share Augmentation (Return)	-	-	400,000
Changes in Operating Assets & Liabilities
Accounts receivable	(16,652)	(32,476)	(157,168)
Other receivables	269,083	(349,285)	(50,758)
Prepaid expenses	(5,560)	33,954	(85,074)
Inventory	(534,065)	(279,820)	(909,700)
Accounts payable	368,262	(124,295)	3,596,341
Other current liabilities	424,451	(381,484)	1,029,172
Deferred revenue	(2,370)	657,505	838,575
Liability to Issue equity Instruments	-	43,020	178,419
Net cash used by operating activities	(3,659,655)	(2,625,005)	(18,731,381)

Cash Flows from Investing Activities
Investments in notes receivable	-	-	(1,217,016)
Purchase of property & equipment	(661,691)	(701,053)	(3,043,659)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(661,691)	(701,053)	(4,428,563)

Cash Flow from Financing Activities
Proceeds from related party debt	(248,457)	(61,353)	6,414,799
Proceeds from sale of common stock; net of costs	16,521,000	-	20,238,405
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	0	390,500	7,472,181
Net cash provided by financing activities	16,272,543	329,147	35,780,885

Net Change in Cash and Cash Equivalents	11,951,197	(2,996,911)	12,620,941
Effect of Exchange Rate on Cash	(2,316)	12,296	(816)
Cash and Cash Equivalents - Beginning	671,244	3,610,280	-
Cash and Cash Equivalents - Ending	$12,620,125	$625,665	$12,620,125

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the period ended June 30, 2008 and 2007, as well as the cumulative period from inception through June 30, 2008. Certain adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the full year.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 141(R)” and “SFAS 160”, respectively). These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on its consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements, but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements, but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements, but does not expect it to have a material effect.

3. Warrants

The following table provides summary information on warrants outstanding as of June 30, 2008, now excluding the 301,700 incompletely exercised warrants that were issued in escrow to facilitate a stock sale, but have since expired. We issued 3,405 5-year warrants with an exercise price of $2.35 to accredited investors in conjunction with the financing of new debt, pursuant to the terms of the 2007 Bridge Loan Agreement. An additional 93,822 5-year warrants with a $2.35 strike price were issued as part of the loan extensions offered under the terms of this same 2007 Bridge Loan agreement, and 618,440 5-year warrants with a strike price of $2.60 were issued pursuant to the conversion terms of the 2007 Bridge Loan agreement, whereby the investors were given the opportunity to convert their loans into the same unit offering as offered to The Quercus Trust. See the “Recent Financing Activities” footnote below.  During the first 6 months of 2008, 1,485,714 5-year warrants were issued in partial payment of a NASDA broker commission for services related to the securities purchase by the Quercus Trust (“Quercus”). These $2.60 warrants valued at $1,193,735 are scheduled to expire by June 29, 2013. Additionally, 10,000,000 warrants were issued to Quercus in connection with the purchase of units comprised of the Company’s common stock plus warrants, to purchase the Company’s stock as discussed in “Recent Financing Activities” below.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2007	2,588,391	$4.39	2.1
Granted	12,201,381	$2.60	5.0
Exercised	-	$-	-
Forfeited or lapsed	473,500	$2.00	0
Warrants outstanding at June 30, 2008	14,316,272	$2.94	4.4

4. Preferred Stock

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

At June 30, 2008, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. During 2008, $69,295 in dividends was accrued, bringing the stated value of that preferred stock to $12.97 / share.

During May 2008, 50,000 shares of Series A Convertible Preferred Stock were converted to the Company’s common stock, par value $0.0001 per share. A 20% dividend rate was accrued to the account of the shareholder through December 2007. Beginning in March 2008 upon bringing our filing status current, the dividend accrual reduced to 10%. At June 30, 2008, 772,997 shares of Series A Convertible Preferred stock were issued and outstanding. During 2008, $502,991 in dividends was accrued, bringing the stated value of that preferred stock to $12.93 / share.

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

During the period ended June 30, 2008, the Company issued a total of 610,000 contractual stock options as follows:

In March 2008 and June 2008 former Chief Financial Officer, Andrew Carr Conway, Jr., was granted additional contractual options under the same terms as his 2007 employment contract. These options to purchase 40,000 shares of common stock are exercisable at $4.50 per share. The shares were granted as part of a 2007 contract extension that covered the period through July 4, 2008. These two-year options are valued at $20,625 utilizing the Black-Scholes-Merton option pricing model with the full amount recorded as compensation in 2008.

In June 2008, Equity Awards were issued as part of a restructuring of key employee contracts that was designed to provide for the long term stability of the Company:

Our Chief Executive Officer, Thomas Granville, was granted a contractual option to purchase an additional 90,000 shares of our common stock at a price of $2.50 per share. The options vest prorated over the 24-month term of his contract, and are exercisable for a period of five years from the vesting date. These options are valued at $79,872, utilizing the Black-Scholes-Merton option pricing model with $23,296 of compensation expected to be recorded in 2008.

Our Chief Technical Officer, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $2.50 per share. The options cliff vest on May 31, 2011, and are exercisable for a period of five years from the vesting date. These options are valued at $95,436, utilizing the Black-Scholes-Merton option pricing model with $18,557 of compensation expected to be recorded in 2008.

Our Chief Financial Officer, Donald Hillier, was granted an option to purchase 180,000 shares of our common stock. The exercise price of the option is $2.50 per share and the option vests at the rate of 5,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $179,244, utilizing the Black-Scholes-Merton option pricing model with $34,853 of compensation expected to be recorded in 2008.

Three employees were granted contractual options to purchase an additional 200,000 shares of our common stock at a price of $2.50 per share. 5,000 of these options vested in June upon execution of the employment contracts, with the balance cliff vesting on June 15, 2011, and are exercisable for a period of three years from the vesting date. These options are valued at $165,041, utilizing the Black-Scholes-Merton option pricing model with $34,222 of compensation expected to be recorded in 2008.

The assumptions noted in the following table were used for the options granted for the period ended June 30, 2008.

Risk-free interest rate	3.4%
Dividend yield	0
Expected volatility	50.5%
Expected term (in years)	5.0

The compensation cost that has been charged against income for options was $140,511 for the period ended June 30, 2008. The impact of this expense was to increase basic and diluted loss per share by $0.007 for the period ended June 30, 2008. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities.

A tax deduction is not allowed for non-qualified stock options until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the period ended June 30, 2008, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

The following table provides summary information on all outstanding options as of June 30, 2008, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00	2.7
Granted	610.000	$2.63	$0.89	5.2
Exercised	(0)	$0.00	$0.00	-
Forfeited or lapsed	(0)	$0.00	$0.00	-
Options outstanding at June 30, 2008	2,460,885	$4.27	$0.98	3.2	$0
Options exercisable at June 30, 2008	1,563,135	$4.84	$0.94	1.6	$0

The weighted-average grant date fair value of options granted during the period ended June 30, 2007 was $.94. The total intrinsic value of options exercised during the period ended June 30, 2007 was $0.00.

The following table provides summary information on all non-vested stock options as of June 30, 2008

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2007	408,500	$1.25
Options granted	610,000	$0.89
Options forfeited or lapsed	(0)	$-
Options vested	(120,750)	$0.96
Options subject to future vesting at June 30, 2008	897,750	$1.04

As of June 30, 2008, there was $935,346 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.7 years. The total fair value of options which newly vested during the period ended June 30, 2008 was $115,657 ($204,245 during the comparable period ended June 30, 2007).

6. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which the market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If the Company had generated earnings during the period ended June 30, 2008, the Company would have added 9,723,571 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the period ended June 30, 2007, the Company would have added 8,941,660 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7. Comprehensive Income and Significant Non-Cash Transactions

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the period ended June 30, 2008 and 2007 are as follows:

	2008	2007
Deficit accumulated during development stage	$(6,329,288)	$(9,970,944)
Foreign currency translation adjustment	$(2,316)	$12,295
Comprehensive Income/(loss)	$(6,331,604)	$(9,958,649)

The following table provides summary information on our significant non-cash investing and financing transactions during the three month periods ended June 30, 2008 and 2007.

	2008	2007
Satisfaction of 2007 liability to issue equity instruments	$103,339	$-
Preferred converted to common stock	$635,641	$-
Preferred Dividends attributable to warrant modifications	$-	$164,179
Dividend accrued to preferred stock – Senior	$69,295	$63,990
Dividend accrued to preferred stock – Series A	$502,991	$849,537
Warrants issued for commission on sale of stock	$1.193.735	$53,230
Beneficial conversion feature on preferred stock	$-	$6,496,634
Fair value of warrants issued with related party note	$601,753	$43,020
Origination fees issued with related party note	$7,500	$-
Notes payable to converted to common stock	$1,072,716	$-
Interest converted to common stock	$7,768

8.  Commitments and Contingencies

Employment Agreements: We have entered into executive employment agreements with Thomas Granville, Edward Buiel, Andrew Carr Conway, Jr., Robert Nelson and Donald T. Hillier, however our agreement with Mr. Conway terminated on July 4, 2008. These agreements generally require each executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of our executives will participate, without cost, in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties. The provisions of the individual agreements set forth in the following table:

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/23/08	2-year	$324,000	90,000	$2.50	Monthly	0
Donald T. Hillier (2)	CFO	6/18/08	3-year	$150,000	180,000	$2.50	Monthly	90,000
Dr. Edward Buiel (3)	VP and CTO	6/23/08	2-year	$180,000	100,000	$2.50	05/31/10	80,000
Andrew Carr Conway, Jr. (4)	Former CFO	8/31/07	6 months	$180,000	120,000	$4.50	Monthly	0
Dr. Robert Nelson (5)	VP Mfg. Eng.	12/1/07	2-year	$132,000	108,000	$5.00	Monthly	36,000

1.
Thomas Granville. On June 23, 2008, we entered into an Executive Employment Agreement with Thomas Granville as Chief Executive Officer. Pursuant to this agreement, Mr. Granville receives a monthly base salary of $27,000 for the period commencing June 1, 2008, and terminating May 31, 2010. Mr. Granville’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Mr. Granville’s and the Company’s performance. In addition, Mr. Granville received a signing bonus of $250,000, paid 50% within ten (10) days of the execution of the agreement and 50% upon receipt of the final $10,000,000 investment from the Quercus Trust. The Company also granted Mr. Granville an option to purchase 90,000 shares of our common stock at a price of $2.50 per share at a vesting rate of 3,750 shares per month through the term of the agreement. Mr. Granville is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs.

2.
Donald T.  Hillier.  On June 18, 2008, we entered into an Executive Employment Agreement with Donald T. Hillier as Chief Financial Officer.  Pursuant to this agreement, Mr. Hillier receives a monthly base salary of $12,500 for the period commencing June 16, 2008, and terminating June 15, 2011.  Mr. Hillier's base salary is subject to review after six (6) months and then on an annual basis thereafter, and such salary is subject to renegotiation on the basis of Mr. Hillier's and the Company's performance.  The Company also granted to Mr. Hillier 90,000 shares of common stock which will vest in equal 30,000 share amounts on June 16 of each of 2009, 2010 and 2011.  In addition, Mr. Hillier was granted an option to purchase 180,000 shares of common stock at a price of $2.50 per share at a vesting rate of 5,000 shares per month through the term of the agreement.  Mr. Hillier is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs.

3.
Edward Buiel, Ph.D. On June 23, 2008, we entered into an Executive Employment Agreement with Dr. Edward Buiel as Vice President and Chief Technology Officer. Pursuant to this agreement, Dr. Buiel receives a monthly salary of $15,000 for the period commencing June 1, 2008 and terminating May 31, 2010. Dr. Buiel’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Dr. Buiel’s and the Company’s performance. In addition, Dr. Buiel received a signing bonus of $110,000, paid 90% within ten (10) days of the execution of the agreement and 10% upon the receipt of the final $10,000,000 investment from the Quercus Trust. Also, if Dr. Buiel is still employed with the Company on June 1, 2011, he will receive a bonus of $50,000, notwithstanding any other bonus arrangement. The Company also reconfirmed Dr. Buiel’s option to purchase 100,000 shares of our common stock, which had been previously granted in his prior Executive Employment Agreement dated December 29, 2006. These existing options remain exercisable at a price of $3.75 per share and shall vest 50% on December 29, 2009 and 50% on December 29, 2010 assuming Dr. Buiel is still employed by the company on each of those respective dates. In addition, Dr. Buiel was granted an option to purchase 100,000 shares of our common stock in recognition of the opportunity cost associated with the one year extension of his new Executive Employment Agreement. These options are exercisable at a price of $2.50 per share and shall vest on May 31, 2011. Dr Buiel was also granted 80,000shares of common stock, of which 30,000 vests on December 29, 2009, and 50,000 will vest on May 31, 2011. Dr. Buiel is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs. Certain of these equity awards were awarded under Dr. Buiel’s 2006 employment agreement and the terms of such awards have been incorporated into his new Executive Employment Agreement.

4.
Andrew C. Conway, Jr. Under the terms of his employment agreement effective August 2007, which had an original term of six months, Mr. Conway received an annualized salary of $180,000, bonuses as determined by the compensation committee and an option to purchase 10,000 shares of our common stock at a price of $4.50 per share for each month of service. 30,000 options vested with the execution of the contract, and the balance vest periodically over the remainder of the contract. The contract automatically renewed for an additional six month term ending August 31, 2008. A total of 120,000 options were awarded under the extended contract. Mr. Conway served as the Company’s CFO through June 2008, and his employment agreement terminated, as mutually agreed, on July 4, 2008.

5.
Dr. Robert F. Nelson. Under the terms of his employment agreement effective December 2007, which has a term of two years, Dr. Nelson receives an annual salary of $132,000 and bonuses as determined by the compensation committee. In addition, Dr. Nelson receives an option to purchase 108,000 shares of our common stock at a price of $5.00 per share and 36,000 shares of restricted common stock, each that vest over three years from the effective date of his employment agreement.

We have no retirement plans or other similar arrangements for any directors, executive officers or employees.

9. Related Parties

Options and Warrants: In conjunction with loan obligations carried over from 2007, the Company satisfied the remainder of its obligations to issue 397,750 warrants to two of its directors. Because of the delay in processing, these 3 year warrants, excercisable at a price of $6.00, are being issued with an expiration date of March 31, 2011. Due to lower stock prices the modification of these instruments resulted in a net decrease in fair value of these instruments. Decreases in fair value of embedded options resulting from a modification should not be recognized and accordingly are not reflected on the Company’s financial statements.

Interest Expense: Interest expense recognized for the period ended June 30, 2008 in connection with certain notes payable to related parties amounted to $848,873. Of this total, $250,058 relates to the interest coupon and $598,815 to the amortization of note discount associated with loan origination fees and detachable warrants. An additional $328,997 in interest is reported under the related party caption on the face of the financial statement due to certain associations of four accredited investors to related parties.

10. Recent Financing Activities

Bridge Loan Financing  In November of 2007 we structured short term secured bridge loan arrangements in increments of $100,000, the "Bridge Loans" with certain of our directors, officers and significant investors, such loans to bear interest at the rate of 14% and were secured by all of our assets, including our intellectual property and all of the equipment and inventory assets of our wholly-owned subsidiary, Axion Power Battery Manufacturing Inc. Total funding received under the Bridge Loans was approximately $2,640,000, of which $100,000 was received in 2008.

The Bridge Loans had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company, with higher interest rates to apply to each such extension. On March 31, 2008, we sent notice to the investors of our intention to extend the loan until April 30, 2008. In accordance with the option terms contained in the loan agreement, three of the investors chose to convert a total of $328,984 into equity under the same terms offered to Quercus. The extension entitled the remaining investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. On April 29, 2008, we sent notice to the investors of our intention to extend the loan until May 31, 2008. The extension entitles investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 16%.  On May 29, 2008, a related party converted $4,200 of his Bridge Loan into equity under the same terms offered to Quercus, with the balance repaid under the terms of the note for the Bridge Loan. On May 30, 2008, we sent notice to the remaining investors of our intentions to extend the loan until June 30, 2008. The interest rate during the extension period increased to 18% with an extension fee equal to 2% of the original loan and an extension fee of 2% of the original loan was paid to the holders of the Bridge Loans. A loan origination fee was paid equal to 8% of the original loan. The origination fee decreased by one-half percent each week after December 15, 2007 until the loan closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included. For each $100,000 increment of the Bridge Loan, the investors were issued warrants as follows: 3,405 warrants upon occurrence of the secured bridge loan: 851 additional warrants upon the extension of the loan to April 30, 2008; 1,276 additional warrants upon extension of the loan to May 31, 2008 and 2,128 additional warrants upon extension of the loan to June 30, 2008. Typical anti-dilution provisions apply to the warrants as do registration rights.

On June 30, 2008, a director, exercising his rights to convert under the same terms converted $800,000 of indebtedness under the Bridge Loans into 380,952 shares of common stock and warrants to purchase 380,952 shares of common stock at an exercise price of $2.60 per share, such warrants will expire on June 29, 2013. The remaining balance due, $1,235,028 , of indebtedness from the Bridge Loans was repaid on July 1, 2008 with a portion of the proceeds from the Final Quercus Investment (as described below). As of July 1, 2008, there is no remaining indebtedness under these instruments.

The Quercus Investment On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with a five year common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

At the initial closing on January 14, 2008, Quercus invested $4.0 million in exchange for 1,904,762 shares and warrants to purchase an additional 2,857,143 shares at an exercise price of $2.60 per share. At the second closing on April 17, 2008, Quercus invested an additional $4.0 million in exchange for 1,904,762 shares of our common stock and warrant to purchase an additional 2,380,953 shares of at an exercise price of $2.60 per share.

On June 30, 2008, the Company completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that the Company had previously entered into. Prior to June 30, certain of the bridge lenders had converted $335,000 into 158,659 shares of common stock and warrants to purchase 237,488 shares of common stock at an exercise price of $2.60 per share. On June 30, 2008, one of the Company’s directors converted $800,000 of Bridge Loan indebtedness into 380,952 shares of common stock and a warrant to purchase 380,952 shares at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment. As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments as of July 1, 2008.

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

Taking into account the $18.0 million we have received from Quercus over the past six months, we believe that our available cash will provide sufficient cash resources to finance our operations and expected capital expenditures over the next 18 months.

11. Subsequent Events

(None)

ITEM 1A. RISK FACTORS

Risks related to our business

We are a transition stage company and our business and prospects are extremely difficult to evaluate.

Since our inception in September 2003, the majority of our resources have been dedicated to our R&D efforts and we have only recently begun to transition into the very early stages of commercial prototype production. We do not have a stable operating history that you can rely on in connection with your evaluation of our business and our future business prospects. Our business and prospects must be carefully considered in light of the limited history of PbC technology and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have sporadic revenues and are committed to focusing on research, development and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have and expect to continue to encounter include, but are not limited to, our ability to:

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

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of our PbC technology, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the year ended December 31, 2007, we had net losses of approximately $14.3 million, a net loss of $7.9 million for the year ended December 31, 2006 and cumulative losses from inception (September 18, 2003) to June 30, 2008 of $44.6 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology and we will not be in a position to commercialize such products until we complete the development and testing activities. We believe the development and testing process will require a minimum of an additional 12 to 18 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

Our revenues may suffer if general economic conditions worsen.

Our revenues and our ability to generate earnings may be affected by general economic factors, such as excessive inflation, currency fluctuations and employment levels, resulting in a temporary or longer-term overall decline in demand for our products. Therefore, any significant downturn or recession in the United States or Canada could have a material adverse effect on our business, results of operations and financial condition.

Our business will not succeed if we are unable to raise additional capital.

Our management believes our current financial resources will support operations for the next 18 months. We will not be able to continue our operations at planned levels of effort beyond that time frame without increased revenues or additional financing. We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to generate sufficient revenues or obtain additional capital when needed, our research, development and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to generate revenue or raise capital when we require it would seriously harm our business.

We are currently involved in litigation.

Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future. Although not a patent infringement suit, a collection of individuals and entities that describe themselves as the “Taylor Group” sued the Company and claimed an interest in some of our intellectual property. In orders dated February 11, 2008, the United States Bankruptcy Court for the District of Nevada held that the Taylor Group has no interest in or rights to the technology. As described in this report, the Bankruptcy Court has entered summary judgment orders in favor of the Company, holding that the Taylor Group has no interest in the technology and that any further Taylor litigation is barred by the permanent injunction of Mega-C Power Corp.’s confirmed Chapter 11 plan of reorganization. The Taylor Group filed motions for relief from the Bankruptcy Court orders granting partial summary judgment in favor of the Company, which were heard on May 12, 2008. In orders entered on June 9, 2008, the Bankruptcy Court denied the Taylor Group's motions. In addition, the Company filed a motion for partial summary judgment for an order to require dismissal of the Taylor Group litigation against the Company in Canada. In orders entered on June 9, 2008, the Bankruptcy Court granted the Company’s motion and mandated that the Taylor Group litigation against the Company be dismissed. On June 18, 2008, the Taylor Group filed a notice of appeal from these orders. Subsequently, we received a signed pleading, from the Taylor Group, consenting to dismissal of the Company from the Taylor Group litigation in Canada.

We are in breach of certain registration rights.

We have outstanding obligations to register approximately 4,700,000 shares of common stock issued in connection with the settlement with the Mega-C Trust, in addition we have outstanding obligations to register approximately 1,063,262 shares of common stock that may be issued upon conversion of our 8% Cumulative Convertible Senior Preferred Stock, 7,992,941 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, approximately 539,611 shares of common stock and issued pursuant to a certain secured bridge loan arrangement and an additional 14,316,272 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are still in breach of all of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against the Company for our failure to meet these registration obligations and, as a result, our business operations, or our ability to raise additional capital in the future, may be adversely affected.

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

Lead is a toxic material that is a primary raw material in our PbC. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We are required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or inadequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or be forced to suspend certain operations.

We are subject to stringent environmental regulation

We use or generate certain hazardous substances in our research and manufacturing facilities. We believe that our handling of such substances is in material compliance with applicable local, state and federal environmental, safety and health regulations. We invest substantially in proper protective equipment, process controls and specialized training to minimize risks to employees, surrounding communities and the environment due to the presence and handling of such hazardous substances. We regularly conduct employee physical examinations and workplace monitoring regarding such substances. When exposure problems or potential exposure problems have been uncovered, corrective actions have been implemented and re-occurrence has been minimal or non-existent. We do not carry environmental impairment insurance. We believe that all permits and licenses required for the operation of our business are in place. Although we do not know of any material environmental, safety or health problems in our property or processes, there can be no assurance that problems will not develop in the future which could have a material adverse effect on our business, results of operation, or financial condition.

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

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Commission rules and regulations have made some activities more time consuming and expensive and required us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2007, we spent approximately $528,246 for public accounting and compliance. During 2008, these expenses are running above the 2007 level with $722,333 in compliance costs incurred through June 2008. We expect Commission rules and regulations to continue to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

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

Our certificate of incorporation provides for indemnification our officers, directors and employees to the fullest extent permitted by Delaware law. It also provides exculpation of our directors for monetary damages arising from breach of their fiduciary duties in cases that do not involve fraud or willful misconduct. The Commission has advised that it believes that indemnification for liabilities arising under the securities laws is against public policy as expressed in the securities laws and is therefore unenforceable.

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

Some of our products are not intended for direct sale to end users and our business strategy will likely require us to enter into strategic relationships with manufacturers of other power industry equipment that use batteries and other energy storage devices as important components of their finished products. The agreements governing any future strategic relationships are unlikely to provide us with control over the activities of any strategic relationship we negotiate and our future partners, if any, could retain the right to terminate the strategic relationship at their option. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

Risks relating to our intellectual property

We rely on licenses of third-party technology for our specialty batteries and may rely on additional licenses for our PbC technology, which may affect our continued operations with respect to each.

Since 2006 our revenues were primarily related to our sale of specialty batteries consisting of classic car, 16 volt racing car batteries, and uninterruptible power supply batteries. As we develop our PbC technology, we may need to license additional technologies to optimize the performance of our products. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our proposed products. Our inability to obtain any necessary licenses could delay our product development and testing until alternative technologies can be identified, licensed and integrated. The inability to obtain any necessary third-party licenses could cause us to abandon a particular development path, which could seriously harm our business, financial position and results of our operations.

We may be unable to enforce or defend our ownership of proprietary technology.

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our PbC technology. Our PbC technology is protected by seven issued U.S. patents and we currently have six U.S. patent applications pending. We plan to file additional patent applications in the future. However the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the U.S. and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will limit or interfere with our ability to make and sell products based on our PbC technology. Competitors may also intentionally infringe on our patents. The defense and prosecution of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

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

We are in the process of registering 2,782,837 shares of our common stock for resale by the Selling Stockholders. These shares represent approximately 7.3% of our capitalization assuming the exercise of certain warrants and options and conversion of preferred stock. The sale of a significant number of these shares may cause the market price of our common stock to decline.

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

We had 25,875,850 shares of common stock outstanding on the date of this report, and (a) our Series A Convertible Preferred Stock is presently convertible into 7,992,941 shares of common stock, (b) our shares of Cumulative Convertible Senior Preferred Stock is presently convertible into 1,063,262 shares of common stock, (c) we have warrants outstanding that, if exercised, would generate proceeds of $42,112,803 and cause us to issue up to an additional 14,316,272 shares of common stock and (d) we have options to purchase common stock that, if exercised, would generate proceeds of $10,513,018 and result in the issuance of an additional 2,460,885 shares of common stock.

We have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

As a key component of our growth strategy, we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation. In particular:

•
Our incentive stock plan authorized incentive awards for up to 2,000,000 shares of our common stock; we have issued incentive awards for an aggregate of 652,950 shares at the date of this report; and we have the power to issue incentive awards for an additional 1,347,050 shares without stockholder approval;

•
Our independent directors’ stock option plan authorized options for up to 500,000 shares of our common stock; we have issued options for an aggregate of 169,600 shares at the date of this report; and have the power to issue options for an additional 330,400 shares without stockholder approval;

•
We have issued contractual options for an aggregate of 1,943,000 shares of our common stock, of which 1,503,000 are currently outstanding, to executive officers under the terms of their employment agreements with us; and

•
We have issued contractual options for an aggregate of 965,200 shares of our common stock, of which 765,900 are currently outstanding, to certain attorneys and consultants under the terms of their agreements with us.

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

Because of the relatively small number of shares currently available for resale, the large number of shares that we are in the process of registering on behalf of Quercus, the transitional stage of our business and numerous other factors, the trading price of our common stock has been and is likely to continue to be highly volatile. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by competitors; changes in competitive conditions or trends in the battery industry; changes in governmental regulation and changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, could adversely affect our future stock price. Investors should not purchase our shares if they are unable to suffer a complete loss of their investment.

Our current stock price may not stabilize at current levels.

Our stock is quoted on the OTCBB. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of August 1, 2008 was $1.99 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Our common stock is subject to the “penny stock” rules.

Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended, defines a “penny stock” as any equity security that is not listed on a national securities exchange or the Nasdaq system and has a bid price of less than $5 per share. We presently are subject to the penny stock rules. Our market price has been highly volatile since trading in our common stock began in January 2004 and there is no assurance that the penny stock rules will not continue to apply to our shares for an indefinite period of time. Before effecting a transaction that is subject to the penny stock rules, a broker-dealer must make a decision respecting the suitability of the purchaser; deliver certain disclosure materials to the purchaser and receive the purchaser’s written approval of the transaction. Because of these restrictions, most broker-dealers refrain from effecting transactions in penny stocks and many actively discourage their clients from purchasing penny stocks. Therefore, both the ability of broker-dealers to recommend our common stock and the ability of our stockholders to sell their shares in the secondary market could be adversely affected by the penny stock rules.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company that was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception, APC has been engaged in R&D of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our proprietary lead/carbon (“PbC”) devices. As of December 31, 2003, APC engaged in a reverse acquisition with Tamboril, a public shell company. Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. We formed a new corporation, Axion Power Battery Manufacturing Inc., which purchased the foreclosed assets of the failed battery manufacturing plant and now conducts our manufacture of specialty batteries.

Year to date, we had cumulative net losses of approximately $6.1 million applicable to the common shareholder. This includes approximately $1.2 million in interest of which $0.6 million relates to discount on notes. We have an additional $0.6 million in preferred stock dividends. We had $13.8 million in current assets and $4.2 million in current liabilities at June 30, 2008, which left net working capital surplus of approximately $9.6 million. As discussed below, we received $16.5 million, net of offering costs, in long term equity financing on January 14, 2008, April 7, 2008, and June 30, 2008 from Quercus. Management believes those funds will support operations through, the next 18 months.

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

The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our research and development efforts. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to full commercial readiness for deployment. After consideration of the investment by Quercus during the first 6 months of 2008, our working capital was approximately $9.6 million. We believe we can maintain operations and fund R&D for approximately 18 months with our current working capital.

Beyond the adequacy of working capital, the next most critical factor for our continued growth is successful completion of existing and planned demonstration projects. We believe we need to perfect our products through a limited number of these projects before moving into mass production. While the results of those projects are promising to date, we cannot assure you that they will be successfully completed or that further research and development will not be needed. The successful completion of present and future demonstration projects is critical to the development and acceptance of our technology.

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

Material Trends and Uncertainties

We will continue to require substantial funds for R&D. Even with adequate funding there is no assurance our new technology can be successfully commercialized. While we intend to continue to manufacture specialty batteries and commence contract manufacturing there is no assurance of profits or whether those profits will be sufficient to sustain us as we continue to develop our new technology.

Recent Financing Activities

Bridge Loan Financing  In November of 2007 we structured short term secured bridge loan arrangements in increments of $100,000, the "Bridge Loans" with certain of our directors, officers and significant investors, such loans to bear interest at the rate of 14% and were secured by all of our assets, including our intellectual property and all of the equipment and inventory assets of our wholly-owned subsidiary, Axion Power Battery Manufacturing Inc. Total funding received under the Bridge Loans was approximately $2,640,000, of which $100,000 was received in 2008.

The Bridge Loans had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company, with higher interest rates to apply to each such extension. On March 31, 2008, we sent notice to the investors of our intention to extend the loan until April 30, 2008. In accordance with the option terms contained in the loan agreement, three of the investors chose to convert a total of $328,984 into equity under the same terms offered to Quercus. The extension entitled the remaining investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. On April 29, 2008, we sent notice to the investors of our intention to extend the loan until May 31, 2008. The extension entitles investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 16%.  On May 29, 2008, a related party converted $4,200 of his Bridge Loan into equity under the same terms offered to Quercus, with the balance repaid under the terms of the note for the Bridge Loan. On May 30, 2008, we sent notice to the remaining investors of our intentions to extend the loan until June 30, 2008. The interest rate during the extension period increased to 18% with an extension fee equal to 2% of the original loan and an extension fee of 2% of the original loan was paid to the holders of the Bridge Loans. A loan origination fee was paid equal to 8% of the original loan. The origination fee decreased by one-half percent each week after December 15, 2007 until the loan closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included. For each $100,000 increment of the Bridge Loan, the investors were issued warrants as follows: 3,405 warrants upon occurrence of the secured bridge loan; 851 additional warrants upon the extension of the loan to April 30, 2008; 1,276 additional warrants upon extension of the loan to May 31, 2008 and 2,128 additional warrants upon extension of the loan to June 30, 2008. Typical anti-dilution provisions apply to the warrants as do registration rights.

On June 30, 2008, a director, exercising his rights to convert under the same terms converted $800,000 of indebtedness under the Bridge Loans into 380,952 shares of common stock and warrants to purchase 380,952 shares of common stock at an exercise price of $2.60 per share, such warrants will expire on June 29, 2013. The remaining balance due, $1,235,028, of indebtedness from the Bridge Loans was repaid as of July 1, 2008 with a portion of the proceeds from the Final Quercus Investment (as described below). The Bridge Loans have been fully repaid or converted, and there is no remaining indebtedness under these instruments.

The Quercus Investment On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with a five year common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

At the initial closing on January 14, 2008, Quercus invested $4.0 million in exchange for 1,904,762 shares and warrants to purchase an additional 2,857,143 shares at an exercise price of $2.60 per share. At the second closing on April 17, 2008, Quercus invested an additional $4.0 million in exchange for 1,904,762 shares of our common stock and warrant to purchase an additional 2,380,953 shares of at an exercise price of $2.60 per share.

On June 30, 2008, the Company completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that the Company had previously entered into. Prior to June 30, certain of the bridge lenders had converted $335,000 into 158,659 shares of common stock and warrants to purchase 237,488 shares of common stock at an exercise price of $2.60 per share. On June 30, 2008, one of the Company’s directors converted $800,000 of Bridge Loan indebtedness into 380,952 shares of common stock and a warrant to purchase 380,952 shares at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment. As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments as of July 1, 2008.

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

Taking into account the $18.0 million we have received from Quercus over the past six months, we believe that our available cash will provide sufficient cash resources to finance our operations and expected capital expenditures over the next 18 months.

 Subsequent Events

On July 3rd we moved from the Pink Sheets back to the OTCBB. We lost our OTCBB listing and moved back to the Pink Sheets in October of 2006 when our filings became delinquent due to the restatements that the Company undertook for the years 2003, 2004 and 2005. We became current at the beginning of this second quarter of 2008 and it is our intention to remain current going forward.

In early July we fabricated several different types of lead acid batteries to prepare for the testing of those products by another company. This development follows our business plan in that we expect to make use of our short term excess manufacturing capacity by producing standard lead acid batteries on a contract manufacturing basis for other battery companies. We have devoted time and financial resources to upgrading, and where necessary replacing, existing battery manufacturing equipment as part of the long range plan. In the future this upgraded equipment will be used to manufacture our proprietary PbC lead carbon product. The Quercus Trust investment of $4M in April allowed us to move this upgrade forward. Likewise the Quercus $10M investment that we received on June 30th will allow us to pursue our automated fabrication equipment for the manufacture of the PbC carbon electrode device in commercialization quantities.

Results of Operations

Overview

The comparative data below presents our results of operations for the three months and six months ended June 30, 2008 and 2007. While certain of the data is not strictly comparable because some line items are positive and some negative, the provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

•
Our primary operations in our current development stage consist of research and development efforts for advanced battery applications and PbC carbon electrode devices. Revenues are for batteries sold to customers. Cost of goods sold includes raw materials, components, labor and manufacturing overhead including the costs of excess capacity.

•
Selling, general and administrative expenses include substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, public relations, registration and litigation costs and also one time employee costs in relation to restructuring of employment agreements.

•	Research & development expenses are incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC).

•	Interest expense was incurred for the bridge loan financing offered during the fourth quarter of 2007. The bridge loans were retired as of July 1, 2008.

Statements of Operations

The following table shows the percentage relationship of the line items to the net loss applicable to the common shareholder.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	% of net loss	2007	% of net loss	2008	% of net loss	2007	% of net loss
Statements of Operations
Revenues	$176,080	-5.6%	$133,078	-3.9%	$391,807	-6.4%	$297,591	-3.0%
Cost of goods sold	253,498	8.0%	197,205	5.8%	647,733	10.6%	426,095	4.3%
Gross loss	(77,418)	2.4%	(64,127)	1.9%	(255,926)	4.2%	(128,504)	1.3%

Expenses
Selling, general & administrative	1,466,031	46.3%	857,362	25.1%	3,179,196	51.8%	1,736,824	17.4%
Research & development	559,959	17.7%	357,883	10.5%	941,976	15.4%	678,257	6.8%
Impairment of assets	-	0.0%	(7,108)	-0.2%		0.0%
Interest expense - related party	758,197	23.9%	56,786	-.1.7%	1,177,870	19.2%	56,786	0.6%
Derivative revaluation	-	0.0%	6,929	0.2%	(2,844)	0.0%	6,929	0.1%
Other, net	19,765	0.6%	(23,975)	-0.7%	8,437	0.1%	(46,518)	-0.5%
Deficit accumulated during development stage	(2,881,370)	91.0%	(1,312,004)	37.8%	(5,560,561)	90.7%	(2,560,782)	25.7%

Less preferred stock dividends and beneficial conversion feature	(284,871)	9.0	(2,127,070)	62.2%	(572,332)	9.3%	(7,410,162)	74.3%
Net loss applicable to common shareholders	$(3,166,241)	100.0%	$(3,439,074)	100.0%	$(6,132,893)	100.0%	$(9,970,944)	100.0%
Basic and diluted net loss per share	$(0.16)		$(0.21)		$(0.32)		$(0.61)
Weighted average common shares outstanding	20,290,404		16,247,299		18,990,487		16,247,299

Summary of Consolidated Results for period ending June 30, 2008 compared with June 30, 2007

Revenue

Revenues for the quarter and six months ended June 30, 2008 were approximately $.176 million and $.392 million, respectively, compared to revenues of approximately $.133 million and $.298 million, respectively, for the same periods in 2007, representing an increase of 32% year to date 2008 as compared to 2007. This increase is primarily due to net increases in the volume of battery sales to existing customers and also to an increase in the number of customers attributable to another year of exposure, especially in the race car and classic car industries, and the sale of uninterruptable power supply batteries to one of our customers. We have one customer that accounted for approximately 19% and 13% of revenue for the six months ended June 30, 2008 and 2007, respectively.

Cost of Goods Sold and Gross Loss

Cost of goods sold includes various raw materials with lead being the most prominent and costly. We also use components such as plastic battery cases and covers and separators. Our PbC batteries use specialty activated carbon for the negative electrode component of the battery. The cost of lead has increased substantially in price in the last two years similar to other industrial commodities. We also incur manufacturing labor and overhead costs as well as costs for packaging and shipping. Cost of goods sold increased by approximately $.056 million and $.220 million, respectively, for the quarter and six months ended June 30, 2008, as compared to the same time period last year, representing an increase of 52% year to date 2008 as compared to 2007. This increase in cost of goods sold is primarily attributable to an increase in revenues and additional costs incurred to prepare the manufacturing plant for expected future increased production. Gross loss for the quarter and six months ended June 30, 2008 was approximately $.077 million and $.256 million, respectively. This compares to gross losses of $.064 million and $.129 million, respectively, for the same periods last year. Gross losses for the quarter and six months ended June 30, 2008, and the same periods in 2007, reflect the manufacturing facilities being utilized at significantly less than full capacity during this development stage.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include compensation for employees and contractors, legal and accounting fees, and costs incurred for investor relations and activities associated with fund raising. Selling, general and administrative costs for the quarter and six months ended June 30, 2008 were approximately $1.5 million and $3.2 million, respectively, compared to $.857 million and $1.7 million, respectively, for the same periods in 2007, representing an increase of 94% for the six months 2008, as compared to 2007. Cost increases are primarily due to substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, public relations, registration and litigation costs and also one-time employee costs with respect to restructuring of employment agreements.

Research & Development Expenses

Research and development expenses include compensation for employees and contractors, as well as small test equipment, supplies and overhead.  Research and development expenses for the quarter and six months ended June 30, 2008 were $.56 million and $.94 million, respectively, compared to $.36 million and $.68 million, respectively, for the same periods in 2007, representing an increase of 39% for the six months 2008, as compared to 2007. The increase is due to increased costs associated with additional efforts incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC).

Interest Expense – Related Party

Interest expense – related party represents interest costs incurred primarily for the bridge loan financing offered during the fourth quarter of 2007. Related party interest expense includes the coupon value of interest on debt, as well as the debt discount on detachable warrants and origination fees. Expenses incurred for the quarter and six months ended June 30, 2008 were approximately $.76 million and $1.2 million, respectively, compared to $.057 million and $.057 million, respectively, for the same periods in 2007. The bridge loans were retired as of June 30, 2008.

Derivative Revaluation

Derivative revaluations are recognized whenever the Company incurs a liability to issue an equity instrument. The instrument is revalued quarterly until the point in time that the liability is settled. There were no derivative revaluations during the quarter ended June 30, 2008 and only nominal entries during the comparable period of 2007. Derivative revaluation expense for the period ended June 30, 2008 year to date resulted in a credit of $(.003) million compared with an expense of $.007 million in the period ended June 30, 2007 year to date. During 2007, the Company funded its capital needs with debt that offered detachable warrants. These warrants were not settled until March 2008, at which point the Company’s stock values were lower, giving rise to the nominal credit in 2008. There are no new obligations as of June 30, 2008.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception until the fiscal year ended December 31, 2005, we generated no revenue from operations. We believe we have sufficient funds taking into account the final investment by the Quercus Trust on June 30, 2008 to conduct our operations for the next 18 months. If we do not significantly increase our revenues over the next 18 months we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations after this period. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Cash, Cash Equivalents and Working Capital

At June 30, 2008, we had approximately $12.6 million of cash and cash equivalents compared to approximately $0.7 million at December 31, 2007. At June 30, 2008 working capital was $9.6 million compared to a working capital deficit of $(2.9) million at December 31, 2007.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2008 was $(3.7) million. Cash used in operations for this same period ended June 30, 2007 was approximately $(2.6) million. The use of cash in operations is reflective of the development stage of the business from an operations standpoint. The cash used in operations for the six months ended June 30, 2008 is also reflective of non-recurring legal and accounting costs as well as one-time compensation costs arising from restructuring of employment contracts.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 was $(0.6) million compared to $(0.7) million for the same period ended June 30, 2007. Cash used by investing activities was for the purchase of equipment for both production and research and development for both periods.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2008 was approximately $16.0 million compared to $0.3 million for the same period ended June 30, 2007. Financing activities for the six months ended June 30, 2008 consisted of $16.5 million from the issuance of common stock and the repayment of $0.2 million for retirement of the bridge loans as of June 30, 2008.

Significant Financing Arrangements

 December 2007 Secured Bridge Loan Transaction: In December 2007, we offered certain of our directors, officers, and significant investors the opportunity to participate in a short term bridge loan arrangement in increments of $100,000, each such loan to bear interest at 14% and to be secured by all of our assets, including our intellectual property assets and the assets of Axion Power Battery Manufacturing Inc. Total funding received under the secured bridge loan as of December 31, 2007 amounted to $2,540,000, with additional funding of $100,000 received in January of 2008. $516,000 was repaid through June 2008 along with $60,000 of interest; the balance of the proceeds was used to fund ongoing operations. As of July 1, 2008, the Bridge Loans have been fully repaid or converted, and there is no remaining indebtedness under these instruments.

The Quercus Investment:  On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with a five year common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

At the initial closing on January 14, 2008, Quercus invested $4.0 million in exchange for 1,904,762 shares and warrants to purchase an additional 2,857,143 shares at an exercise price of $2.60 per share. At the second closing on April 17, 2008, Quercus invested an additional $4.0 million in exchange for 1,904,762 shares of our common stock and warrant to purchase an additional 2,380,953 shares of at an exercise price of $2.60 per share.

On June 30, 2008, the Company completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that the Company had previously entered into. Prior to June 30, certain of the bridge lenders had converted $335,000 into 158,659 shares of common stock and warrants to purchase 237,488 shares of common stock at an exercise price of $2.60 per share. On June 30, 2008, one of the Company’s directors converted $800,000 of Bridge Loan indebtedness into 380,952 shares of common stock and a warrant to purchase 380,952 shares at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment. As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments.

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

Taking into account the $18.0 million we have received from Quercus over the past six months, we believe that our available cash will provide sufficient cash resources to finance our operations and expected capital expenditures over the next 18 months.

Critical Accounting Policies, Judgments and Estimates

The “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section of this report discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of APB 25 and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to the Consolidated Financial Statements.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. See footnote captioned “Equity Compensation” for further detail on the impact of SFAS 123R to the Company’s consolidated financial statements.

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

Research and Development: R&D costs are recorded in accordance with FASB No. 2, “Accounting for Research and Development Costs,” which requires that costs incurred in R&D activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of R&D activities relate to (1) in-house work conducted by the Company, (2) costs incurred in connection with contracts that outsource R&D to third party developers and (3) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process R&D. All R&D costs have been expensed.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

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

•	We do not have a closed loop monitoring process in place, to ensure that issues, improvement and other directed actions have been completed in a timely manner.

•	We do not do criminal background checks on the board of directors and employees.

o
Per the KPMG, Fraud Risk Management White Paper, “U.S. sentencing guidelines (amended, November 2004) for organizational defendants establish minimum compliance and ethics program requirements for organizations seeking to mitigate penalties for corporate misconduct. Specifically, the amended guidelines call on organizations to: (1) promote a culture that encourages ethical conduct and a commitment to compliance with the law (2) establish standards and procedures to prevent and detect criminal misconduct and (3) Use reasonable efforts and exercise due diligence to exclude individuals from positions of substantial authority who have engaged in illegal activities or other conduct inconsistent with an effective compliance and ethics program.”

•	We have key financial, sales order processing, shipping and receiving processes that are used to operate our business on a daily basis that are not formally documented.

•
We do not have formal guidelines for creating properly authorized levels for entering into agreements (i.e. purchase orders, non-disclosure agreements, sales and other contracts) or distributing cash (signing checks, creating authorizing wire transfers).

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•	We are evaluating formal training plans and continuing education programs to ensure accounting personnel stay abreast of updates to GAAP.

•	We are in the process of hiring a Director of Human Resources who will conduct employee training sessions and have all employees acknowledge key policies and sign the Code of Conduct.

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

•	We are separating purchasing from receipt of goods functions and restrict system access accordingly.

•	We are changing our accounting system access so that employees with accounts payable responsibilities cannot add, delete or change vendor accounts.

•	We are improving our financial reporting controls by:

o	Establishing a procedure for changing account structures and system access accordingly.
o	Implementing a process to review all journal entries prior to entry into the General Ledger.
o	Documenting all key financial reporting processes.
o	Establishing an effective document control and retention procedure.

•	We will document all key inventory control processes and will develop and document inventory valuation processes.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Taylor Litigation

On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky,Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants (the “Taylor Litigation”). As discussed more fully below, by virtue of an order entered on February 11, 2008 by the Bankruptcy Court in the Mega-C bankruptcy case, this action against the Company, Robert Averill, Glenn Patterson, Igor Filipenko, Thomas Granville and HAP Investments is subject to the permanent injunction of the confirmed Chapter 11 Plan of Mega-C. This ruling confirmed management’s prior assessment of this lawsuit, which management believed had remote possibility of an adverse decision. No amounts have been provided for in the accompanying financial statements pursuant to the requirements of FASB 5, “Accounting for Contingencies.” We have offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for the Company in Canada. Any named defendant will be free to retain independent legal counsel, but we are not responsible for the costs of separate legal counsel. We have not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

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

The settlement agreement was approved by the Bankruptcy Court after a hearing in an order dated February 1, 2006. Certain terms were subject to confirmation and effectiveness of Mega-C’s Chapter 11 plan of reorganization. On November 8, 2006, the Bankruptcy Court entered an order confirming the Chapter 11 plan. The confirmed Chapter 11 plan was subsequently substantially consummated on November 21, 2006. The settlement agreement was fully incorporated in the confirmed Chapter 11 plan. At the date of these financial statements, the plan is fully effective and substantially consummated. Accordingly, all pending and potential disputes between the parties have been resolved. By way of summary of the Chapter 11 plan, the following steps have been accomplished:

•	we have compromised and withdrawn our notes receivable from Mega-C to an allowed unsecured claim of $100;

•	Mega-C has assigned all right, title and interest, if any, in the technology and any and all tangible and intangible personal property in our possession to us;

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

The Taylors have filed motions for relief from the order granting partial summary judgment in favor of the Company and other relief. In orders entered on June 9, 2008, the Bankruptcy Court denied the Taylor group’s motions. In addition the Company filed a motion for partial summary judgment for an order to require dismissal of the Taylor Group litigation against the Company. In orders entered on June 9, 2008, the Bankruptcy Court granted the Company’s motion and mandated that the Taylor Group litigation against the Company be dismissed. On June 18, 2008, the Taylor Group filed a notice of appeal from these orders. Subsequently, the Taylor Group signed a pleading consenting to the dismissal of the Company from the Taylor Litigation in Canada.

While certain aspects of the bankruptcy litigation discussed above relating to the confirmation of the Chapter 11 plan and the settlement agreement are on appeal to the Ninth Circuit Court of Appeals and to the United States District Court for the District of Nevada, we believe the possibility of any adverse decision to the Company to be remote.

We recorded a recovery of notes receivable previously written off in November of 2006 in the amount of $100 as well as other assets received from Mega-C. The other assets received, primarily miscellaneous fixed assets have been determined to be negligible in value and no attempt has been made to secure an appraisal or record any amounts for these assets. By virtue of the confirmed Chapter 11 plan, all of Mega-C’s right, title and interest, if any, in the technology was transferred to the Company. By virtue of the February 11, 2008 orders of the Bankruptcy Court, the Taylor Group has no interest in or rights to the technology.

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

Cypress Avenue Partners, LLC.

On May 8, 2008, Cypress Avenue Partners, LLC (“Cypress”), filed a complaint against the Company and several others in the United States District Court for the Northern District of California. The complaint alleges, among other things, that Cypress entered into a contract with the Company under which Cypress was to act as a finder and was entitled to certain remuneration which it was not paid. Cypress claims it is entitled to purchase 200,000 shares of common stock of the Company and is owed $900,000, representing a five percent placement fee on the amount of $18 million which reflects the closing of all rounds of Quercus financing. We have denied any obligation to pay this placement fee to Cypress under the terms of an October 2006 letter agreement between us and Cypress. We filed a Motion to Dismiss the Complaint on June 30, 2008; the argument is scheduled for August 7, 2008.

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville,
Chief Executive Officer
Dated: August 6, 2008

/s/ Donald T. Hillier
Donald T. Hillier, Principal Financial Officer and
Principal Accounting officer
Dated: August 6, 2008