Form 10-Q/A
period 2008-06-30
Axion Power International, Inc.
filed 2008-08-07
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

Amendment No. 1

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

Explanatory Note

The Company is filing this Amendment Number 1 to Form 10-Q in order to correct two formatting changes to the Company's Consolidated Statement of Operations on page 2, to correct the Basic and diluted net loss per share for the three and six months ended June 30, 2008 from (.016) and (.032) per share to (0.16) and (0.32) per share, respectively, and to clarify a reference in footnote number 3 (on page 5) from NASD to FINRA.

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

See notes to unaudited interim financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		(9/18/2003) to
	2008	2007	2008	2007	June 30, 2008

Revenues	$176,080	$133,078	$391,807	$297,591	$1,201,095
Cost of goods sold	253,498	197,205	647,733	426,095	2,336,601
Gross loss	(77,418)	(64,127)	(255,926)	(128,504)	(1,135,506)

Expenses
Selling, general & administrative	1,466,031	857,362	3,179,196	1,736,824	16,348,388
Research & development	559,959	357,883	941,976	678,257	10,085,209
Impairment of assets	-	(7,108)	-	-	1,391,485
Interest expense - related party	758,197	56,786	1,177,870	56,786	2,192,357
Derivative revaluation	-	6,929	(2,844)	6,929	362,508
Mega C Trust Share Augmentation (Return)	-	-	-	-	400,000
Other, net	19,765	(23,975)	8,437	(46,518)	(468,491)
Net loss before income taxes	(2,881,370)	(1,312,004)	(5,560,561)	(2,560,782)	(31,446,962)

Income Taxes	-	-	-	-	83,469
Deficit accumulated during development stage	(2,881,370)	(1,312,004)	(5,560,561)	(2,560,782)	(31,446,962)

Less preferred stock dividends and beneficial conversion feature	(284,871)	(2,127,070)	(572,332)	(7,410,162)	(13,101,167)
Net loss applicable to common shareholders	$(3,166,241)	$(3,439,074)	$(6,132,893)	$(9,970,944)	$(44,631,598)

Basic and diluted net loss per share	$(0.16)	$(0.21)	$0.32)	$(0.61)	$(3.07)

Weighted average common shares outstanding	20,290,404	16,247,299	18,990,487	16,247,299	14,551,111

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

3. Warrants

The following table provides summary information on warrants outstanding as of June 30, 2008, now excluding the 301,700 incompletely exercised warrants that were issued in escrow to facilitate a stock sale, but have since expired. We issued 3,405 5-year warrants with an exercise price of $2.35 to accredited investors in conjunction with the financing of new debt, pursuant to the terms of the 2007 Bridge Loan Agreement. An additional 93,822 5-year warrants with a $2.35 strike price were issued as part of the loan extensions offered under the terms of this same 2007 Bridge Loan agreement, and 618,440 5-year warrants with a strike price of $2.60 were issued pursuant to the conversion terms of the 2007 Bridge Loan agreement, whereby the investors were given the opportunity to convert their loans into the same unit offering as offered to The Quercus Trust. See the “Recent Financing Activities” footnote below.  During the first 6 months of 2008, 1,485,714 5-year warrants were issued in partial payment of a FINRA broker commission for services related to the securities purchase by the Quercus Trust (“Quercus”). These $2.60 warrants valued at $1,193,735 are scheduled to expire by June 29, 2013. Additionally, 10,000,000 warrants were issued to Quercus in connection with the purchase of units comprised of the Company’s common stock plus warrants, to purchase the Company’s stock as discussed in “Recent Financing Activities” below.

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