Form 10-Q
period 2008-09-30
Axion Power International, Inc.
filed 2008-11-10
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AXION POWER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		65-0774638
(State or other jurisdiction of		(I.R.S. Employer
incorporation organization)		Identification No.)
3601 Clover Lane
New Castle, Pennsylvania		16105
(Address of principal executive offices)		(Zip Code)
(724) 654-9300 (Registrant’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at October 31, 2008
Common Stock, $0.0001 par value	26,415,437

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-Q, in particular Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks the Company may face, we advise you to carefully consider the following risks and uncertainties:

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

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised;

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen; and

•	we are subject to stringent environmental regulation.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,962,757	$671,244
Accounts receivable	87,443	133,646
Other receivables	77,306	341,801
Inventory	1,110,236	375,635
Prepaid expenses	56,437	82,102
Total current assets	9,294,179	1,604,428

Property & equipment, net	2,977,309	2,119,252
Other receivables, non-current	31,862	-
TOTAL ASSETS	$12,303,350	$3,723,680

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,174,811	$1,573,436
Other current liabilities	593,367	583,591
Notes payable to related parties	-	2,259,826
Liability to issue equity instrument	-	106,183
Total current liabilities	1,768,178	4,523,036

Deferred revenue	772,628	840,945
Total liabilities	2,540,806	5,363,981

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized

Senior preferred - 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2007)	1,620,346	1,515,376

Series A preferred - 2,000,000 shares designated 718,997 shares issued and outstanding (822,997 in 2007)	9,202,279	9,802,894

Common stock-50,000,000 shares authorized $0.0001 par value 26,414,437 issued & outstanding (16,248,298 in 2007)	2,641	1,625

Additional paid in capital	45,987,403	25,768,331

Deficit accumulated during development stage	(46,816,053)	(38,498,704)
Cumulative foreign currency translation adjustment	(234,072)	(229,823)
Total Stockholders' Equity	9,762,544	(1,640,301)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,303,350	$3,723,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED
	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(9/18/2003) to
	2008	2007	2008	2007	September 30, 2008

Revenues	$149,441	$135,059	$541,248	$432,650	$1,350,536
Manufacturing costs	596,004	268,302	1,243,737	694,397	2,932,605
Gross (loss)	(446,563)	(133,243)	(702,489)	(261,747)	(1,582,069)

Expenses
Selling, general & administrative	993,479	985,257	4,172,675	2,722,081	17,341,867
Research & development	518,976	303,051	1,460,952	981,308	10,604,185
Impairment of assets	-	(6,929)	-	-	1,391,485
Interest expense - related party	(2,500)	135,560	1,175,370	135,560	2,189,857
Derivative revaluation	-	(59,358)	(2,844)	(59,358)	362,508
Mega C Trust Share Augmentation (Return)	-	-	-	-	400,000
Interest & other income, net	(42,961)	(451)	(34,524)	(46,969)	(511,452)
Net loss before income taxes	(1,913,557)	(1,490,373)	(7,474,118)	(3,994,369)	(33,360,519)

Income Taxes	-	-	-	-	83,469
Deficit accumulated during development stage	(1,913,557)	(1,490,373)	(7,474,118)	(3,994,369)	(33,443,988)

Less preferred stock dividends and beneficial conversion feature	(270,944)	(492,089)	(843,230)	(7,902,251)	(13,372,065)
Net loss applicable to common shareholders	$(2,184,501)	$(1,982,462)	$(8,317,348)	$11,896,620)	$(46,816,053)

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.39)	$(0.73)	$(3.09)

Weighted average common shares outstanding	26,045,156	16,747,298	21,263,533	16,247,299	15,127,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Nine Months Ended		Inception
	September 30,		(9/18/2003) to
	2008	2007	9/30/2008

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(7,474,118)	$(3,994,369)	$(33,443,988)

Adjustments required to reconcile deficit
accumulated during development stage to cash flows used by operating activities

Depreciation	125,356	119,253	478,838
Impairment of assets	-	-	1,391,486
Non-cash interest expense	906,096	91,079	1,868,468
Derivative revaluations	(2,844)	(59,358)	362,508
Equity instruments issued for services	626,937	337,499	4,115,731
Mega C Trust Share Augmentation (Return)	-	-	400,000

Changes in Operating Assets & Liabilities
Accounts receivable	46,203	(57,480)	(94,314)
Other receivables	271,022	66,236	(48,819)
Prepaid expenses	25,665	34,233	(53,849)
Inventory	(734,601)	(250,645)	(1,110,237)
Accounts payable	(398,625)	160,302	2,829,455
Other current liabilities	9,776	(367,848)	614,497
Deferred revenue and other	(2,370)	732,550	838,575
Liability to issue equity instruments	-	130,589	178,419
Net cash used by operating activities	(6,601,503)	(3,057,959)	(21,673,229)

Cash Flows from Investing Activities
Short and long term notes, net	(38,389)	-	(1,255,405)
Purchase of property & equipment	(1,049,359)	(982,698)	(3,431,327)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(1,087,748)	(982,698)	(4,854,620)

Cash Flow from Financing Activities
Proceeds from related party debt, net	(1,483,485)	173,023	5,179,771
Proceeds from sale of common stock; net of costs	16,468,500	-	20,185,905
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	(0)	390,500	7,472,181
Net cash provided by financing activities	14,985,015	563,523	34,493,357

Net Change in Cash and Cash Equivalents	7,295,764	(3,477,134)	7,965,509
Effect of Exchange Rate on Cash	(4,251)	21,100	(2,752)
Cash and Cash Equivalents - Beginning	671,244	3,610,280	-
Cash and Cash Equivalents - Ending	$7,962,757	$154,246	$7,962,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited interim financial statements presented herein have been prepared in accordance with the accounting policies described in Axion Power International, Inc.’s Annual Report on Form 10-KSB, for the year ended December 31, 2007, and should be read in conjunction with the Notes that appear in that report. Unless otherwise noted, the terms “the Company,” “our Company,” “we,” “us,” and “our” refer to Axion Power International, Inc. and its subsidiaries. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Axion Power Corporation (“APC”), Axion Power Battery Manufacturing Inc. (“APB”) and C&T Co. Inc. (“C&T”).

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the period ended September 30, 2008 and 2007, as well as the cumulative period from inception through September 30, 2008. Certain adjustments are of a normal recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the year ending December 31, 2008.

2.	New Accounting Policies and Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its condensed consolidated financial statements. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. The FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of September 30, 2008. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The following table provides summary information on warrants outstanding as of September 30, 2008. During 2008, we issued 3,405 5-year warrants with an exercise price of $2.35 to accredited investors in conjunction with the financing of new debt, pursuant to the terms of the 2007 Bridge Loan Agreement. An additional 93,822 5-year warrants with a $2.35 strike price were issued as part of the loan extensions offered under the terms of this same 2007 Bridge Loan agreement, and 580,940 5-year warrants with a strike price of $2.60 were issued pursuant to the conversion terms of the 2007 Bridge Loan agreement, whereby the investors were given the opportunity to convert their loans into the same unit offering as the closed offering with The Quercus Trust. See the “Recent Financing Activities” footnote below.  During the first 6 months of 2008, 1,485,714 5-year warrants were issued in partial payment of a FINRA broker commission for services related to the securities purchase by the Quercus Trust (“Quercus”). These $2.60 warrants valued at $1,193,735 are scheduled to expire by June 29, 2013. Additionally, 10,000,000 warrants were issued to Quercus in connection with the purchase of units comprised of the Company’s common stock plus warrants, to purchase the Company’s stock as discussed in “Recent Financing Activities” below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2007	2,588,391	$4.39	2.1
Granted	12,163,881	$2.60	5.0
Exercised	-	$-	-
Forfeited or lapsed	(473,500)	$2.00	0
Warrants outstanding at September 30, 2008	14,278,772	$2.94	4.2

4.	Preferred Stock

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

At September 30, 2008, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. During 2008, $104,970 in dividends was accrued, bringing the stated value of that preferred stock to $13.23 / share.

During 2008, 104,000 shares of Series A Convertible Preferred Stock were converted to the Company’s common stock, par value $0.0001 per share. A 20% dividend rate was accrued to the account of the shareholder through December 2007. Beginning in March 2008 upon bringing our filing status current, the dividend accrual reduced to 10%. At September 30, 2008, 718,997 shares of Series A Convertible Preferred stock were issued and outstanding. During 2008, $738,260 in dividends was accrued, bringing the stated value of that preferred stock to $13.25 / share.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the period ended September 30, 2008, the Company issued a total of 610,000 contractual stock options as follows:

In March 2008 and June 2008 then Chief Financial Officer, Andrew Carr Conway, Jr., was granted additional contractual options under the same terms as his 2007 employment contract. These options to purchase 40,000 shares of common stock are exercisable at $4.50 per share. The shares were granted as part of a 2007 contract extension that covered the period through July 4, 2008 at which point Mr. Conway duties were fulfilled and he left the employ of the Company. These two-year options are valued at $20,625 utilizing the Black-Scholes-Merton option pricing model with the full amount recorded as compensation in 2008.

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

The assumptions noted in the following table were used for the options granted for the period ended September 30, 2008.

Risk-free interest rate	3.4%
Dividend yield	0
Expected volatility	50.5%
Expected term (in years)	5.0

The compensation cost that has been charged against income for options was $227,507 for the period ended September 30, 2008. The impact of this expense was to increase basic and diluted loss per share by $0.011 for the period ended September 30, 2008. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the period ended September 30, 2008, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summary information on all outstanding options as of September 30, 2008, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00	2.7
Granted	610,000	$2.63	$0.89	5.2
Exercised	(0)	$0.00	$0.00	-
Forfeited or lapsed	(0)	$0.00	$0.00	-
Options outstanding at September 30, 2008	2,460,885	$4.27	$0.98	3.0	$0
Options exercisable at September 30, 2008	1,627,885	$4.76	$0.94	1.6	$0

The weighted-average grant date fair value of options granted during the period ended September 30, 2007 was $.75. The total intrinsic value of options exercised during the period ended September 30, 2007 was $0.00.

The following table provides summary information on all non-vested stock options as of September 30, 2008

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2007	408,500	$1.25
Options granted	610,000	$0.89
Options forfeited or lapsed	(0)	$-
Options vested	(185,500)	$1.00
Options subject to future vesting at September 30, 2008	833,000	$1.04

As of September 30, 2008, there was $865,820 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.5 years. The total fair value of options which newly vested during the period ended September 30, 2008 was $185,182 ($236,054 during the comparable period ended September 30, 2007).

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

If the Company had generated earnings during the period ended September 30, 2008, the Company would have added 9,614,969 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the period ended September 30, 2007, the Company would have added 8,988,786 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.	Comprehensive Income and Significant Non-Cash Transactions

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended September 30, 2008 and 2007 are as follows:

	2008		2007
Deficit accumulated during development stage	$	(8,317,348)	$	(11,896,620)
Foreign currency translation adjustment	$	(4,249)		$21,099
Comprehensive Income/(loss)	$	(8,321,597)	$	(11,875,521)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended September 30, 2008 and 2007.

	2008	2007
Satisfaction of 2007 liability to issue equity instruments	$103,339	$-
Preferred converted to common stock	$1,338,875	$-
Preferred Dividends attributable to warrant modifications	$-	$164,179
Dividend accrued to preferred stock - Senior	$104,970	$96,948
Dividend accrued to preferred stock - Series A	$738,260	$1,308,667
Warrants issued for commission on sale of stock	$1,193,735	$53,230
Beneficial conversion feature on preferred stock	$-	$6,496,634
Fair value of warrants issued with related party note	$601,753	$130,589
Origination fees issued with related party note	$7,500	$-
Notes payable converted to common stock	$1,072,916	$-
Interest converted to common stock	$7,768

8.	Commitments and Contingencies

Employment Agreements: We have entered into executive employment agreements with Thomas Granville, Edward Buiel, Andrew Carr Conway, Jr., Robert Nelson and Donald T. Hillier; however, our agreement with Mr. Conway terminated on July 4, 2008. These agreements generally require each executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of our executives will participate, without cost, in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties. The provisions of the individual agreements set forth in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

We have no retirement plans or other similar arrangements for any directors, executive officers or employees.

9.	Related Party Transactions

Options and Warrants: In conjunction with loan obligations carried over from 2007, the Company satisfied the remainder of its obligations to issue 397,750 warrants to two of its directors. Because of the delay in processing, these 3 year warrants, exercisable at a price of $6.00, are being issued with an expiration date of March 31, 2011. Due to lower stock prices at the time of modification, the modification of these instruments resulted in a net decrease in fair value of these instruments. Decreases in fair value of embedded options resulting from a modification should not be recognized and accordingly are not reflected on the Company’s financial statements.

Interest Expense: Interest expense recognized for the period ended September 30, 2008 in connection with certain notes payable to related parties amounted to $1,175,370. Of this total $277,045 relates to the interest coupon and $878,325 to the amortization of note discount associated with loan origination fees and detachable warrants. The amounts reported under the related party caption on the face of the financial statement includes payments to four accredited investors with certain associations to related parties.

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

The Bridge Loans had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company, with higher interest rates to apply to each such extension. On March 31, 2008, we sent notice to the investors of our intention to extend the loan until April 30, 2008. In accordance with the option terms contained in the loan agreement, three of the investors chose to convert a total of $328,984 into equity under the same terms offered to Quercus. One of these investors later rescinded his election, opting for repayment. This resulted in a net conversion of $276,484 into equity under the same terms offered to Quercus. The extension entitled the remaining investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. On April 29, 2008, we sent notice to the investors of our intention to extend the loan until May 31, 2008. The extension entitles investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 16%.  On May 29, 2008, a related party converted $4,200 of his Bridge Loan into equity under the same terms offered to Quercus, with the balance repaid under the terms of the note for the Bridge Loan. On May 30, 2008, we sent notice to the remaining investors of our intentions to extend the loan until June 30, 2008. The interest rate during the extension period increased to 18% with an extension fee equal to 2% of the original loan and an extension fee of 2% of the original loan was paid to the holders of the Bridge Loans. A loan origination fee was paid equal to 8% of the original loan. The origination fee decreased by one-half percent each week after December 15, 2007 until the loan closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included. For each $100,000 increment of the Bridge Loan, the investors were issued warrants as follows: 3,405 warrants upon occurrence of the secured bridge loan:
851 additional warrants upon the extension of the loan to April 30, 2008; 1,276 additional warrants upon extension of the loan to May 31, 2008 and 2,128 additional warrants upon extension of the loan to June 30, 2008. Typical anti-dilution provisions apply to the warrants as do piggyback registration rights.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

On June 30, 2008, the Company completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that the Company had previously entered into. By June 30, certain of the bridge lenders had converted $1,080,000 into 514,611 shares of common stock and warrants to purchase 580,940 shares of common stock at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment. As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments as of July 1, 2008

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

11.	Subsequent Events

On October 6, 2008, the Company received notice that it is the recipient of a federal grant in the amount of $1,200,000 for development of new lightweight, highpowered batteries used in vehicles operated by the U.S. Marine Corps. In December of 2006 and January of 2007, the Company presented its unique technology to branches of the Armed Forces. In February of 2007, after receiving a letter of support from the Office of Naval Research, the Company submitted a proposal to the Department of Defense. The proposal to further study the applicability of the Company’s PbC technology for use in military assault vehicles was sponsored by Congressman Jason Altmire . The grant was not approved in the 2008 federal budget, but was resubmitted and approved in the 2009 budget and the Company received formal notice on October 6, 2008. The potential 3 year $5,000,000 grant has an initial year funding of $ 1,200,000. and Congressman Altmire personally presented Axion with a replica check in early October. Under the grant program, the Company and the Navy and Marine Corps will study the feasibility of utilizing one of the Company's PbC products in their assault and silent watch vehicles.  The next phase is the joint development and testing of the product, which is expected to be lighter in weight and more powerful in discharge than some of the existing products in use.

On October 15, 2008, the Company filed its Definitive Proxy Statement for its Annual Meeting of Shareholders to be held on November 12, 2008 on Schedule 14A.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On November 3, 2008, the Company received the first purchase order in what will be a series of "confirming purchase orders and delivery release" pursuant to an agreement  for toll contract manufacturing of standard flooded lead acid batteries for a large North American lead acid battery company . The initial three types of batteries covered in this purchase order have successfully completed customer testing, and shipment is expected to begin in November of this year. . The initial purchase order calls for the shipment of  92,250 batteries, spread fairly equally over 11 months, with  a total aggregate base purchase price of $6,400,000.  Raw materials will have an agreed upon base price with  regular adjustments (not less than monthly) to account for market price fluctuations, which could cause fluctuations in the final purchase invoice.  The Company has begun preparations for the next set of battery types scheduled for customer acceptance and shipping beginning in the first quarter of 2009.  When all anticipated battery types are phased in, which is anticipated to occur by the end of the second quarter in 2009, the anticipated battery production for this contract will be approximately 50,000 units per month.  All production will take place on an ancillary "flooded battery line" so the production will not reduce capacity from the Company’s development of its proprietary PbC technologies, which will utilize the primary "AGM battery line" for production.

The Cypress Avenue Partners, LLC litigation was settled on November 7, 2008, with the exchange of general releases and certain consideration, which is not deemed to be material.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, APC has been engaged in R&D of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our proprietary lead/carbon (“PbC”) devices. As of December 31, 2003, APC engaged in a reverse acquisition with Tamboril, a public shell company. Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. We formed a new corporation, Axion Power Battery Manufacturing Inc., which purchased the foreclosed assets of a failed battery manufacturing plant and now conducts our manufacture of specialty batteries.

At September 30, 2008, we have incurred cumulative net losses of approximately $8.3 million applicable to the common shareholder. This includes approximately $1.2 million in accrued interest of which $0.6 million relates to discount on notes. We have an additional $0.8 million in accumulated preferred stock dividends. We had approximately $9.3 million in current assets and $1.8 million in current liabilities at September 30, 2008, which left a net working capital surplus of approximately $7.5 million. As discussed below, we received an aggregate amount of $16.5 million, net of offering costs, in long term equity financing on January 14, 2008, April 7, 2008, and June 30, 2008 from Quercus. Management believes those funds will support operations through the next 15 months.

On July 3, 2008 we moved from the Pink Sheets back to the OTCBB. We lost our OTCBB listing and moved to the Pink Sheets in October of 2006 when our filings became delinquent due to the restatements of its financial statements that the Company undertook for the years 2003, 2004 and 2005. Our financial reporting became current at the beginning of the second quarter of 2008, and it is our intention to remain current on a going forward basis.

During the 3rd quarter of 2008, we fabricated several different types of lead acid batteries to prepare for the testing of those products by another company under a purchase order. At the end of September 2008, we were released to begin production on three of eleven items covered by the order. On November 3, 2008, the Company received the first purchase order in what will be a series of "confirming purchase orders and delivery releases" pursuant to the original agreement. See further discussion under subsequent events” In order to continue following our business plan, we expect to make use of our short term excess manufacturing capacity by producing standard lead acid batteries on a contract manufacturing basis for other battery companies. We have devoted time and financial resources to upgrading, and where necessary replacing, existing battery manufacturing equipment as part of our long range business plan. In the future, a large portion of this upgraded equipment will be used to manufacture our proprietary PbC lead carbon product. The Quercus Trust investment of $4 million in April allowed us to move this upgrade forward. Likewise the Quercus $10 million investment that we received on June 30th will allow us to pursue automated fabrication equipment, which will be used in the manufacture of the PbC carbon electrode device in commercialization quantities.

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

The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our research and development efforts. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to full commercial readiness for deployment. After consideration of the working capital balance on September 30, 2008 we believe we can maintain operations and fund R&D for approximately 15 months without further capital infusions.

We believe we need to continue to characterize and perfect our products in house and through a limited number of demonstration projects before moving into mass production. While the results of this work are promising to date, we cannot assure you that the products will be successful in their present design or that further research and development will not be needed. The successful completion of present and future characterization and demonstration projects are critical to the development and acceptance of our technology.

We must devise methodologies to manufacture our energy storage devices in commercial quantities. While we have assembled a management team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully mass produce our product.

If we successfully complete our characterization and demonstration projects, we must present sufficiently compelling evidence to prospective users of energy storage devices in order to persuade them to purchase our technology.

Material Trends and Uncertainties

We will continue to require substantial funds for R&D. Even with adequate funding there is no assurance our new technology can be successfully commercialized. While we intend to continue to manufacture specialty batteries and other standard lead-acid products, there is no assurance of profits or whether those profits will be sufficient to sustain our operations as we continue to develop our new technology.

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

The Bridge Loans had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company, with higher interest rates to apply to each such extension. On March 31, 2008, we sent notice to the investors of our intention to extend the loan until April 30, 2008. In accordance with the option terms contained in the loan agreement, three of the investors chose to convert a total of $328,984 into equity under the same terms offered to Quercus. One of these investors later rescinded his election, opting for repayment. This resulted in a net conversion of $276,484 into equity under the same terms offered to Quercus. The extension entitled the remaining investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 15%. On April 29, 2008, we sent notice to the investors of our intention to extend the loan until May 31, 2008. The extension entitled investors to earn an additional 1% extension fee based on the original loan amount and interest at the annual rate of 16%.  On May 29, 2008, a related party converted $4,200 of his Bridge Loan into equity under the same terms offered to Quercus, with the balance repaid under the terms of the note for the Bridge Loan. On May 30, 2008, we sent notice to the remaining investors of our intention to extend the Loans until June 30, 2008. The interest rate during the extension period increased to 18% with an extension fee equal to 2% of the original loan and an extension fee of 2% of the original loan was paid to the holders of the Bridge Loans. A loan origination fee was paid equal to 8% of the original principal amount of the Loan. The origination fee decreased by one-half percent each week after December 15, 2007 until the loan closed on January 7, 2008. Warrants exercisable at $2.35 until December 31, 2012 are included. For each $100,000 increment of the Bridge Loan, the investors were issued warrants as follows: 3,405 warrants upon occurrence of the secured bridge loan: 851 additional warrants upon the extension of the loan to April 30, 2008; 1,276 additional warrants upon extension of the loan to May 31, 2008 and 2,128 additional warrants upon extension of the loan to June 30, 2008. Typical anti-dilution provisions apply to the warrants as do registration rights.

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

On June 30, 2008, the Company completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that the Company had previously entered into. By June 30, certain of the bridge lenders had converted $1,080,000 into 514,611 shares of common stock and warrants to purchase 580,940 shares of common stock at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment. As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments as of July 1, 2008

The warrants contain conventional anti-dilution provisions and full ratcheting of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

Results of Operations

Overview

The comparative data below presents our results of operations for the three months and nine months ended September 30, 2008 and 2007. While certain of the data is not strictly comparable because some line items are positive and some negative, the provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

•
Our primary operations in our current development stage consist of research and development efforts for advanced battery applications and PbC carbon electrode devices. Revenues are for batteries sold to customers. Manufacturing costs includes raw materials, components, labor and manufacturing overhead including the costs of excess capacity.

•
Selling, general and administrative expenses include substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, public relations, registration and litigation costs and also one time employee costs in relation to restructuring of employment agreements.

•	Research & development expenses are incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC).

•	Interest expense was incurred for the bridge loan financing offered during the fourth quarter of 2007. The bridge loans were retired as of July 1, 2008.

Statements of Operations

The following table shows the percentage relationship of the line items to the net loss applicable to the common shareholder.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statements of Operations	2008	% of net loss	2007	% of net loss	2008	% of net loss	2007	% of net loss

Revenues	$149,441		$135,059		$541,248		$432,650
Manufacturing costs	596,004		268,302		1,243,737		694,397
Gross (loss)	(446,563)	20.4%	(133,243)	6.7%	(702,489)	8.4%	(261,747)	2.2%

Expenses
Selling, general & administrative	993,479	45.5%	985,257	49.7%	4,172,675	50.2%	2,722,081	22.9%
Research & development	518,976	23.8%	303,051	15.3%	1,460,952	17.6%	981,308	8.2%
Impairment of assets	-	0.0%	(6,929)		-	0.0%	-	0.0%
Interest expense - related party	(2,500)	-0.1%	135,560	6.8%	1,175,370	14.1%	135,560	1.1%
Derivative revaluation	-	0.0%	(59,358)	-3.0%	(2,844)	0.0%	(59,358)	-0.5%
Interest & other income, net	(42,961)	-2.0%	(451)	0.0%	(34,524)	-0.4%	(46,969)	-0.4%
Net loss before income taxes	(1,913,557)	87.6%	(1,490,373)	75.2%	(7,474,118)	89.9%	(3,994,369)	33.6%

Income Taxes	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Deficit accumulated during development stage	(1,913,557)	87.6%	(1,490,373)	75.2%	(7,474,118)	89.9%	(3,994,369)	33.6%

Less preferred stock dividends and beneficial conversion feature	(270,944)	12.4%	(492,089)	24.8%	(843,230)	10.1%	(7,902,251)	66.4%
Net loss applicable to common shareholders	$(2,184,501)	100.0%	$(1,982,462)	100.0%	$(8,317,348)	100.0%	$(11,896,620)	100.0%

Basic and diluted net loss per share	$(0.08)		$(0.12)		$(0.39)		$(0.73)

Weighted average common shares outstanding	26,045,156		16,247,298		21,263,533		16,247,299

Summary of Consolidated Results for period ending September 30, 2008 compared with September 30, 2007

Revenue

Revenues for the quarter and nine months ended September 30, 2008 were approximately $.1 million and $.5 million, respectively, compared to revenues of approximately $.1 million and $.4 million, respectively, for the same periods in 2007. This represents an increase of 11% and 25% in revenues for the quarter and nine months ended September 30, 2008 as compared to the same time periods last year. This increase is primarily due to another year of exposure, especially in the race car and classic car industries, and the sale of uninterruptable power supply batteries to one of our customers. We have one customer that accounted for approximately 11% of revenue in each of the nine months ended September 30, 2008 and 2007.

Manufacturing Costs

Manufacturing costs include various raw materials with lead being the most prominent and costly. We also use components such as plastic battery cases and covers and separators. Our PbC batteries use specialty activated carbon for the negative electrode component of the battery. The cost of lead has increased over 2007 price levels despite recent softening in the global market. We also incur manufacturing labor and overhead costs as well as costs for packaging and shipping. Manufacturing costs increased by approximately $.3 million and $.5 million, respectively, for the quarter and nine months ended September 30, 2008, as compared to the same time period last year. Year to date, 2008 costs are 79% higher than for the first nine months of 2007. Whereas 25% of the increase is attributable to volume, the remaining increase is primarily attributable to additional costs incurred to prepare the manufacturing plant for expected future increased production. Gross loss for the quarter and nine months ended September 30, 2008 includes gross profit from the sale of batteries and loss from manufacturing activities primarily in preparing the plant for increased production Under utilization of the plant’s capacity; pilot production; and developmental activities have also contributed to the loss. Gross loss was approximately $.4 million and $.7 million, respectively. This compares to gross losses of $.1 million and $.3 million, respectively, for the same periods last year. Gross losses for the quarter and nine months ended September 30, 2008, and for the respective periods in 2007, reflect the manufacturing facilities being utilized at significantly less than full capacity during this development stage.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include compensation for employees and contractors, legal and accounting fees, and costs incurred for investor relations and activities associated with fund raising. Selling, general and administrative costs for the quarter and nine months ended September 30, 2008 were approximately $1.0 million and $4.2 million, respectively, compared to $1.0 million and $2.7 million, respectively, for the same periods in 2007. This represents a 53% year to date increase in spending over the same period during 2007. Cost increases are primarily due to substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, public relations, registration and litigation costs and also one-time employee costs with respect to restructuring of employment agreements.

Research & Development Expenses

Research and development expenses include compensation for employees and contractors, as well as small test equipment, supplies and overhead.  Research and development expenses for the quarter and nine months ended September 30, 2008 were $.5 million and $1.5 million, respectively, compared to $.3 million and $1.0 million, respectively, for the same periods in 2007, representing a year to date 49% increase in spending, as compared to the same period in 2007. The increase is due to increased costs associated with additional efforts incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC).

Interest Expense - Related Party

Interest expense - related party represents interest costs incurred primarily for the bridge loan financing offered during the fourth quarter of 2007. Related party interest expense includes the coupon value of interest on debt, as well as the debt discount on detachable warrants and origination fees. Expenses incurred during the nine months ended September 30, 2008 were approximately $1.2 million as compared to $.1 million, for the same period in 2007. Whereas 2007 financing was sustained through the issuance of the Series A preferred offering, 2007 did not have a comparable level of interest expense as was recognized during 2008 The 2007 bridge loans were retired as of June 30, 2008.

Derivative Revaluation

Derivative revaluations are recognized whenever the Company incurs a liability to issue an equity instrument. The instrument is revalued quarterly until the point in time that the liability is settled. There were no derivative revaluations during the quarter ended September 30, 2008 and only $(.06) during the comparable period of 2007. Derivative revaluation expense for the period ended September 30, 2008 year to date resulted in a credit of $(.003) million compared with an expense of $(.06) million in the period ended September 30, 2007 year to date. During 2007, the Company funded its capital needs with debt that offered detachable warrants. These warrants were not settled until March 2008, at which point the Company’s stock values were lower, giving rise to the nominal credit in 2008. There are no new obligations as of September 30, 2008.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception until the fiscal year ended December 31, 2005, we generated no revenue from operations. We believe we had sufficient funds on September 30, 2008 to conduct our operations for the next 15 months. If we do not significantly increase our revenues over the next 15 months we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations after this period. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in further dilution to our stockholders.

Cash, Cash Equivalents and Working Capital

At September 30, 2008, we had approximately $8.0 million of cash and cash equivalents compared to approximately $0.7 million at December 31, 2007. At September 30, 2008 working capital was $7.5 million compared to a working capital deficit of $(2.9) million at December 31, 2007. Cash equivalents consist of short-term liquid investments readily convertible into cash and consist of the following at September 30, 2008:

	Coupon / Yield	Maturity	September 30, 2008
Certificate of Deposit, Pacific Capital	2.9%	Mar-09	$94,000
Certificate of Deposit, Wachovia MTG FSB	2.9%	Mar-09	$94,000
United States Treasury Bills		Nov-08	$2,996,280
United States Treasury Bills		Feb-09	$1,990,060
Fidelity Institutional Money Market	2.86%	n/a	$2,196,236

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2008 was $(6.6) million. Cash used in operations for this same period ended September 30, 2007 was approximately $(3.1) million, an increase of $3.5 million or 112.9%. The use of cash in operations is reflective of the development stage of the business from an operations standpoint. The cash used in operations for the nine months ended September 30, 2008 is also reflective of the buildup of inventories as we gear up production, non-recurring legal and accounting costs as well as one-time compensation costs arising from restructuring of employment contracts.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 was $(1.1) million compared to $(1.0) million for the same period ended September 30, 2007, an increase of $0.1 million or 10%. Cash used by investing activities was predominately used for the purchase of equipment for both production and research and development for both periods.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2008 was approximately $15.0 million compared to $0.6 million for the same period ended September 30, 2007, an increase of $14.4 million or 2,571.4%. Financing activities for the nine months ended September 30, 2008 consisted of $16.5 million from the issuance of common stock less repayment of $1.5 million for retirement of the 2007 bridge loans during 2008.

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

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Axion Power Battery Manufacturing, Inc., APC and C&T. All significant inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition: The Company recognizes revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable and collection is reasonably assured.

Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock option awards in accordance with the recognition and measurement provisions of APB 25 and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, the Company reported pro-forma disclosures presenting results and earnings as if the Company had used the fair value recognition provisions of SFAS 123 in the Notes to the Condensed Consolidated Financial Statements.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. See footnote captioned “Equity Compensation” for further detail on the impact of SFAS 123R to the Company’s condensed consolidated financial statements.

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying condensed consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•
In June 2008, we hired a CFO and in August 2008, we promoted a controller, both of whom have a significant background with GAAP. We are evaluating formal training plans and continuing education programs to ensure accounting personnel stay abreast of updates to GAAP.

•	We are in the process of hiring a Director of Human Resources who will conduct employee training sessions and have all employees acknowledge key policies and sign the Code of Conduct.

•
On September 24, 2008, we formalized our whistleblower policy and announced the program to our employees. The policy is posted on a corporate web site in the governance section and in the common areas of the office. We contracted with Ethics Point, a third party whistleblower company, to monitor the hotline and provide monthly reports of activity to our board of directors.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Taylor  Litigation

On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, Rene Pardo, Marvin Winick, Kirk Tierney, Joseph Piccirilli, Ronald Bibace, Robert Averill, James Smith, James Eagan, Thomas Granville, Joseph Souccar, Glenn W. Patterson, Canadian Consultants Bureau Inc., Robert Appel, Harold Rosen, Igor Filipenko, Valeri Shtemberg, Yuri Volfkovich, Pavel Shmatko, Michael Kishinevsky, Mega-C Power Corporation (Nevada), Mega-C Power Corporation (Ontario), C&T, Turitella Corporation, Gary Bouchard, Fogler Rubinoff LLP, Netprofitetc Inc., 503124 Ontario Ltd., HAP Investments LLC, Infinity Group LLC, James Keim, Benjamin Rubin and John Doe Corporation as defendants (the “Taylor Litigation”). As discussed more fully below, by virtue of an order entered on February 11, 2008 by the Bankruptcy Court in the Mega-C bankruptcy case, this action against us, Mega-C Power Corporation (Nevada), Robert Averill, Glenn Patterson, Igor Filipenko, Thomas Granville and HAP Investments is subject to the permanent injunction of the confirmed Chapter 11 Plan of Mega-C. No amounts have been provided for in the accompanying financial statements pursuant to the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We have offered to provide a coordinated legal defense for all individual defendants who agree to be represented by counsel for us in Canada. Any named defendant will be free to retain independent legal counsel, but we are not responsible for the costs of separate legal counsel. We have not agreed to indemnify any party against damage awards rendered against them or amounts paid in settlement of claims.

In February 2005, the Bankruptcy Court stayed the Taylor Litigation pending resolution of Mega-C’s Chapter 11 bankruptcy case. On December 12, 2005, we entered into a settlement agreement with Mega-C, through its Chapter 11 Trustee, and various others that was approved by an order entered in the bankruptcy case on February 1, 2006 and which became fully effective when the Court confirmed Mega-C’s Chapter 11 Plan of Reorganization in an order entered on November 8, 2006. The details of the settlement agreement and the current state of the Taylor Group's litigation are discussed below.

Bankruptcy Court Litigation

•
In April 2004, we filed an involuntary Chapter 11 petition against Mega-C in the U.S. Bankruptcy Court for the District of Nevada (Case No. 04-50962-gwz). In March 2005, the Bankruptcy Court appointed William M. Noall (“Noall”) to serve as Chapter 11 Trustee for the Mega-C case. On June 7, 2005, the Chapter 11 Trustee commenced an adversary proceeding against Sally Fonner (“Fonner”), the trustee of the Mega-C Trust (Adversary Proceeding No. 05-05042-gwz), demanding, among other things, the turnover of at least 7,327,500 shares held by the Mega-C Trust as property of the bankruptcy estate. On July 27, 2005, we commenced an adversary proceeding against Noall and Fonner (Adversary Proceeding No. 05-05082-gwz).

Settlement Agreement

On December 12, 2005, we entered into the Settlement Agreement with Mega-C, represented by Chapter 11 Trustee Noall, and the Mega-C Trust, represented by its trustee Fonner. Additional signatories to the Settlement Agreement include: (1) our subsidiaries APC and C&T, (2) Fonner in both her capacity as Mega-C’s sole officer and director and as trustee of the Mega-C Trust, (3) certain former Stockholders of APC including Robert Averill, Joe Piccirilli, Canadian Consultants Bureau Inc., James Smith, James Eagan, Tom Granville, Joe Souccar, HAP Investments, LLC, Glenn Patterson, Igor Filipenko, Ron Bibace, Kirk Tierney, Infinity Group, LLC, James Keim and Turitella Corporation, (4) Paul Bancroft and (5) certain former Stockholders of C&T, including Yuri Volkovich, Pavel Shmatko, Albert Shtemberg, Edward Shtemberg, C&T Co., Inc. in Trust, Oksana Fylypenko, Andriy Malitskiy, Valeri Shtemberg, Yuri Shtemberg, Victor Eshkenazi, Miraslav E. Royz, and Rimma Shtemberg.

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

•
the Mega-C Trust has been restated as the Second Amended Stockholders Trust of Mega-C Power Corporation and retained title to 4,700,000 shares that will be sold to pay creditor claims that remain unsatisfied from the Liquidation Trust described below, with the balance to be proportionately distributed to the holders of allowed equity interests in Mega-C. The Second Amended Stockholders Trust also has title to certificates for 685,002 shares of our common stock, which serve as collateral for loans in the amount of $2,055,000 paid to the newly created Liquidation Trust to fund the confirmed Chapter 11 plan;

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

The litigation settlement and releases provided by the Chapter 11 plan are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan of reorganization. In an order entered on February 11, 2008, the Bankruptcy Court granted our motion for partial summary judgment, holding that the alleged “oral” agreement creating rights or interests in the Technology in favor of the Taylor Group never existed and, even if it had, the Taylor Group transferred any such rights to the Debtor which were then transferred to us by the confirmed Chapter 11 plan. The Bankruptcy Court held that the Taylor Group has no interest in or rights to the Technology. The Bankruptcy Court held that the only rights the Taylor Group has are as putative creditors or Stockholders of Mega-C and that any attempts to claim an interest in or contest our title to the technology are contrary to the permanent injunction of the Chapter 11 plan. The Bankruptcy Court held that the Taylor Litigation against us is barred by the permanent injunction of the confirmed Chapter 11 plan.

In orders entered on June 9, 2008, the Bankruptcy Court mandated that the Taylor Group litigation against us be dismissed. On June 18, 2008, the Taylor Group filed a notice of appeal from these orders. The Taylor Group signed a pleading consenting to dismiss us from the Taylor Group litigation in Canada.  On June 27, 2008, we filed a notice of cross-appeal from the Bankruptcy Court’s orders denying our request for sanctions and our request to hold the Taylors in contempt of court for their failure to comply with the permanent injunction of the confirmed chapter 11 plan.  The Taylors appeal and our cross-appeal are pending in the United States Bankruptcy Appellate Panel for the Ninth Circuit.

While certain aspects of the bankruptcy litigation discussed above relating to the confirmation of the Chapter 11 plan are on appeal to the United States District Court for the District of Nevada, we believe the possibility of any adverse decision to us to be remote.  In connection with a related adversary proceeding in the Bankruptcy Court, the Liquidation Trustee and the Taylors placed a settlement agreement on the record whereby, among other things, the Taylors agreed to dismiss their appeals from the confirmation order and from the settlement agreement.  The Taylors’ appeals from the confirmation order and from the settlement agreement have now been dismissed. The Ninth Circuit recently dismissed the appeal from the Settlement Agreement by a group identifying themselves as the “Unaffiliated Shareholders,” The Ninth Circuit awarded double costs on appeal to the Company.

By virtue of the confirmed Chapter 11 plan, all of the Mega-C’s right, title and interest, if any, in the technology was transferred to us. By virtue of the February 11, 2008 orders of the Bankruptcy Court, the Taylor Group has no interest in or rights to the technology.

Contingent Shares

We agreed to sell 1,000,000 shares of common stock to a foreign partnership, Mercatus & Partners Limited at a price of $2.50 per share as part of a group of comparable transactions where the purchaser planned to contribute a portfolio of small public company securities to a pair of offshore funds in exchange for fund units, and then use the fund units as security for bank financing that would be used to pay for the underlying securities. Contrary to the terms and conditions of our agreement, the foreign partnership was in possession of a stock certificate representing these 1,000,000 shares; however, completion of the transaction was contingent upon receipt of the proceeds from the foreign partnership, which were not received. The 1,000,000 shares were recovered on December 4, 2007 and forwarded to Continental Stock Transfer Agency for cancellation, which took place that same month.

In connection with the offering described above, four holders of warrants to purchase shares of our common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock (the “Incompletely Exercised Warrant Shares”) for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one we entered into with the same foreign partnership. These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares. Contrary to the terms and conditions of their agreements, the foreign partnership transferred the shares to two of its creditors who both hold the shares as holders-in-due-course.  We are pursuing the partnership and the custodians of the stock for the monetary value of the stock. We retained counsel to cause the parties who have possession of the Incompletely Exercised Warrant shares to return the shares absent payment. Counsel was retained October 6, 2007.

Peter Roston Litigation:

A prior Chief Financial Officer, Mr. Peter Roston, filed a lawsuit to recover the full amount of compensation and benefits that would have been paid to him through the initial term of his employment for alleged breaches in his employment agreement after he was discharged for cause by us in December 2006. We determined the range of potential loss to be CAD $250,000 to CAD $275,000.  Arbitration proceedings for this matter began in April 2008 and were adjourned to July 2, 2008.  On July 2, 2008, following mediation, a potential settlement was reached to resolve the claim.  By agreement, the terms of this potential settlement are confidential, although the settlement amount is substantially below the range of potential losses and are not material to Axion’s financial position.

Cypress Avenue Partners, LLC

On May 8, 2008, Cypress Avenue Partners, LLC (“Cypress”), filed a complaint against us and several others in the United States District Court for the Northern District of California. The complaint alleges, among other things, that Cypress entered into a contract with us under which Cypress was to act as a finder and was entitled to certain remuneration which it was not paid. Cypress claims it is entitled to purchase 200,000 shares of our common stock and is owed $900,000, representing a five percent placement fee on the amount of $18 million which reflects the closing of all rounds of Quercus financing. We have denied any obligation to pay the cash placement fee to Cypress under the terms of an October 2006 letter agreement between us and Cypress. We filed a Motion to Dismiss the Complaint on June 30, 2008. The Motion to Dismiss was granted by Order dated August 4, 2008, and Defendant’s Motion by Plaintiff to reconsider was denied on August 11, 2008.  The Cypress Avenue Partners, LLC litigation was settled on November 7, 2008, with the exchange of general releases and certain consideration, which is not deemed to be material.

ITEM 1A.	RISK FACTORS

Risks related to our business

We are a development stage company and our business and prospects are extremely difficult to evaluate.

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

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products for 9 to 15 months.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of our PbC technology, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the year ended December 31, 2007, we had net losses of approximately $14.3 million, a net loss of $7.9 million for the year ended December 31, 2006 and cumulative losses from inception (September 18, 2003) to September 30, 2008 of $46.8 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology and we will not be in a position to commercialize such products until we complete the development and testing activities. We believe the development and testing process will require a minimum of an additional 9 to 15 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

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

Our management believes our current financial resources will support operations for the next 15 months. We will not be able to continue our operations at planned levels of effort beyond that time frame without increased revenues or additional financing. We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to generate sufficient revenues or obtain additional capital when needed, our research, development and testing activities will be materially and adversely affected and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to generate revenue or raise capital when we require it would seriously harm our business.

We are currently involved in litigation.

We are currently involved in other litigation as described in Item 1 of this Part II of this Quarterly Report on Form 10-Q. There are no assurances that we will prevail on any litigation to which we are a party and, if we do prevail, at what cost in terms of financial and personnel resources, as well as on what terms.

We are in breach of certain registration rights.

We have outstanding obligations to register approximately 3,950,000 shares of common stock held by the Mega-C Trust, and 750,000 shares held by the Mega-C liquidation trust, in addition we have outstanding obligations to register approximately 1,063,262 shares of common stock that may be issued upon conversion of our 8% Cumulative Convertible Senior Preferred Stock, 7,992,941 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, approximately 539,611 shares of common stock and issued pursuant to a certain secured bridge loan arrangement and an additional 14,316,272 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are still in breach of all of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against the Company for our failure to meet these registration obligations and, as a result, our business operations, or our ability to raise additional capital in the future, may be adversely affected.

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

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Commission rules and regulations have made some activities more time consuming and expensive and required us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2007, we spent approximately $528,246 for public accounting and compliance. During 2008, these expenses are exceeding those incurred in 2007 with $822,212 in compliance costs incurred through September 30, 2008. We expect Commission rules and regulations to continue to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

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

Risks related to our PbC technology

We need to improve the performance of our commercial prototypes to achieve large scale production.

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

We cannot begin full-scale commercial production of our PbC technology for 9 to 15 months.

We will not be able to begin full commercial production of our PbC energy storage devices until we complete our current testing operations, our planned application evaluation and our planned product development. We believe our commercialization path will require a minimum of 9 to 15 months. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC batteries or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

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

Risks relating to our intellectual property

We may rely on licenses for our PbC technology, which may affect our continued operations with respect thereto.

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

If we are unable to protect our proprietary technology and preserve our trade secrets, we will increase our vulnerability to competitors which could materially adversely impact our ability to remain in business.

Our ability to commercialize successfully our products will depend, in large measure, on our ability to protect those products and our technology with domestic and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of technology companies, including our Company, are uncertain and involve complex legal and factual issues.

We cannot assure you that our patents will prevent other companies from developing similar products or products which produce benefits substantially the same as our products, or that other companies will not be issued patents that may prevent the sale of our products or require us to pay significant licensing fees in order to market our products. Accordingly, if our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued.

From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties in order to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. Additionally, we cannot assure investors that any of our products or technology will be patentable or that any future patents we obtain will give us an exclusive position in the subject matter claimed by those patents. Furthermore, we cannot assure investors that our pending patent applications will result in issued patents, that patent protection will be secured for any particular technology, or that our issued patents will be valid or enforceable or provide us with meaningful protection.

If we are required to engage in expensive and lengthy litigation to enforce our intellectual property rights, the costs of such litigation could be material to our results of operations, financial condition and liquidity and, if we are unsuccessful, the results of such litigation could materially adversely impact our entire business.

We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. We plan to aggressively defend our proprietary technology and any issued patents, if funding is available to do so. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be time-consuming and expensive and, as with litigation generally, the outcome is inherently uncertain.

Although we have entered into invention assignment agreements with our employees and with certain advisors, if those employees or advisors develop inventions or processes independently which may relate to products or technology under development by us, disputes may also arise about the ownership of those inventions or processes. Time-consuming and costly litigation could be necessary to enforce and determine the scope of our rights under these agreements.

We also rely on confidentiality agreements with our strategic partners, customers, suppliers, employees and consultants to protect our trade secrets and proprietary know-how. We may be required to commence litigation to enforce such agreements and it is certainly possible that we will not have adequate remedies for breaches of our confidentiality agreements.

Other companies may claim that our technology infringes on their intellectual property or proprietary rights and commence legal proceedings against us which could be time-consuming and expensive and could result in our being prohibited from developing, marketing, selling or distributing our products.

Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, we cannot assure you that our products or technology will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business. We cannot assure investors that we would prevail in any such litigation. If we are found to have infringed on a third party's intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

Other parties may challenge certain of our foreign patent applications. If such parties are successful in opposing our foreign patent applications, we may not gain the protection afforded by those patent applications in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in another jurisdiction.

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

Effective August 5, 2008, we registered 2,782,837 shares of our common stock for resale by certain Selling Stockholders. These shares represent approximately 7.3% of our capitalization assuming the exercise of certain warrants and options and conversion of preferred stock. The sale of a significant number of these shares may cause the market price of our common stock to decline.

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

We had 26,414,437 shares of common stock outstanding on the date of this report, and (a) our Series A Convertible Preferred Stock is presently convertible into 7,618,569 shares of common stock, (b) our shares of Cumulative Convertible Senior Preferred Stock is presently convertible into 1,084,527 shares of common stock, (c) we have warrants outstanding that, if exercised, would generate proceeds of $42,015,303 and cause us to issue up to an additional 14,278,772 shares of common stock and (d) we have options to purchase common stock that, if exercised, would generate proceeds of $10,513,018 and result in the issuance of an additional 2,460,885 shares of common stock.

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

We may wish to acquire complementary technologies, additional facilities and other assets. Whenever possible, we will try to use our stock as an acquisition currency in order to conserve our available cash for operations, but use of stock as an acquisition currency will also dilute the ownership of then current existing stockholders. Future acquisitions may give rise to substantial charges for the impairment of goodwill and other intangible assets that would materially and adversely affect our reported operating results. Any future acquisitions will involve numerous business and financial risks, including:

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

Because of the relatively small number of shares currently available for resale, the large number of shares that we are in the process of registering on behalf of Quercus, the development stage of our business and numerous other factors, the trading price of our common stock has been and is likely to continue to be highly volatile. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by competitors; changes in competitive conditions or trends in the battery industry; changes in governmental regulation and changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, could adversely affect our future stock price. Investors should not purchase our shares if they are unable to suffer a complete loss of their investment.

Our stock price may not stabilize at current levels.

Our stock is quoted on the OTCBB. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of October 31, 2008 [the latest practicable date] was $1.28 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

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
Dated: November 10, 2008

/s/ Donald T. Hillier

Donald T. Hillier, Principal Financial Officer and
Principal Accounting Officer
Dated: November 10, 2008