Form 10-K
period 2008-12-31
Axion Power International, Inc.
filed 2009-04-01
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___ until ___

Commission File Number 000-22573

AXION POWER INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

3601 Clover Lane
New Castle, Pennsylvania	16105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(724) 654-9300

Securities Registered under Section 12(b) of the Act
None

Securities Registered under Section 12(g) of the Act
Common Stock, par value $.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the 8,361,836 shares of voting stock held by non-affiliates of the registrant  based on the closing price on the Over the Counter Bulletin Board on June 30, 2008 was $14,884,068.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 24, 2009
Common Stock	26,417,437

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-K, in particular Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which were subject to various risks and uncertainties.

When used in this Report on Form 10- K and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to, such factors as the following. With regard to the risks the Company may face, we advise you to carefully consider the following risks and uncertainties:

•	we have incurred net losses since inception, and we may not be able to generate sufficient revenue and gross margin in the future to achieve or sustain profitability;

•	our planned level of operations depends upon increased revenues or additional financing;

•	we may be unable to enforce or defend our ownership of proprietary technology;

•	we have never manufactured carbon electrode assemblies in large commercial quantities;

•	we may be unable to develop a cost effective alternative to conventional lead electrodes;

•	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

•	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC®”) batteries;

•
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC™ battery technology;

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised;

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or do not improve in a timely manner; and

•	we are subject to stringent environmental regulation.

PART I

Item 1   Description of Business

Our Corporate History

Axion Power Corporation (APC) was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, APC has been engaged in Research and Development (R&D) of the new technology for the production of PbC batteries. On December 31, 2003, APC engaged in a reverse acquisition with Tamboril Cigar Company, a public shell company, whereby APC became a wholly-owned subsidiary of Tamboril and the shareholders of Axion obtained a 95% ownership in the surviving entity. Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. Tamboril changed its name to Axion Power International, Inc. (API) following the reverse acquisition.

Since inception, our operations have been financed by a small group of individuals with little to no revenue generated from operations. As a result, trading in our common stock has been sporadic, volumes have been low, and the market price has been volatile. We believe that a successful transition from R&D to manufacturing, and therefore marketing and selling our proprietary products, will improve our cash balances and market profile and may result in a more active trading market for our stock. However, we can provide no guarantees that our transition efforts will be successful.

The Battery Industry

There are two principal types of lead acid batteries; flooded batteries and valve regulated lead acid (“VRLA”). The choice of battery depends mainly on the specific application that the battery serves. Typical standby or stationary applications use VRLA batteries due to their inherent advantages including spill proof design, low maintenance, compact form, low self-discharge and high performance. On the other hand, applications like industrial equipment, traction and railroad applications are better served by the flooded lead acid battery types due to their superior performance in continuous deep discharge applications and at high operating temperatures, among other features. Technology within the lead-acid battery industry has remained relatively stable for the last 30 years, and an industry-wide lack of innovation has generally restrained growth into new applications and emerging markets.

Alternative energy applications like wind and solar power require an energy storage solution that combines low cost and long deep discharge cycle life. Lead-acid batteries are currently one of the gold standards in large-scale power storage applications, but the short cycle-life of lead acid chemistry at deep discharge levels is a primary inhibitor to growth. Due primarily to the cycle-life limitations of lead acid batteries, a number of battery manufacturers are experimenting with alternative battery technologies that are far more expensive to implement, but offer substantial cycle-life advantages.

The North American lead acid battery industry is mature with a few leading vendors that have a global presence and a larger number of smaller regional and local vendors that cater to the needs of the North American market. The first tier companies that have a global presence include EnerSys, Exide Technologies, Johnson Controls and FIAMM. The second tier companies that cater mainly to the North American Markets include, among others, East Penn Manufacturing, C&D Technologies, GS Batteries, Crown Batteries, Trojan Battery and Eagle Picher Technologies. The user segments that rely on lead acid batteries include automotive applications, standby applications ranging from uninterruptible power supplies to telecommunication applications, limited power storage for wind and solar systems and motive power for heavy-duty equipment and railroad applications.

Our Business

We are a development stage company that has invested five years and approximately $14.0 million in R&D expense to develop a patented energy storage device that uses carbon electrode assemblies to replace the lead-based negative electrodes found in conventional lead-acid batteries. Our PbC energy storage device is a battery-supercapacitor hybrid that combines the simplicity of lead-acid batteries with the fast recharge rate and longer cycle life of supercapacitors, resulting in a relatively low-cost device that has versatility of design that will allow differing iterations to deliver maximum power; maximum energy; or a range of balances between the two.

Our PbC™ technology is protected by six issued U.S. patents, nine pending U.S. patent applications and other proprietary features and structures. The resulting devices are technically sophisticated and yet simple in design. The carbon electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The electrodes are then assembled into PbC batteries that can employ the same cases, covers, positive electrodes, separators and electrolyte as conventional lead-acid batteries, and can be assembled with the same equipment and manufacturing methods used throughout the world for manufacturing conventional lead-acid batteries. PbC batteries use significantly less lead than standard lead-acid batteries with a comparable size, and the lead, plastics and acid employed are routinely and profitably recycled at existing recycling facilities around the world, which makes the PbC battery extremely environmentally friendly and far more so than most  competing  battery technologies.

In February 2007, our PbC technology received the Frost & Sullivan Technology Innovation Award for the best development in the field of lead acid batteries for 2006.

We believe that for large-scale deep-discharge energy storage systems (10 kWh or greater), our PbC devices may prove to offer the lowest total cost of ownership solution available in comparison to alternative battery storage technologies. As ongoing development work on our technologies progress, we believe that further cost reductions and performance gains will be likely.

We believe our advanced battery technologies are uniquely situated to answer the current challenges facing the conventional lead-acid battery and that industry as a whole. While we explore the various potential applications for our PbC technology, our battery manufacturing plant in New Castle, Pennsylvania provides us with both an excellent R&D facility and a near perfect pilot production plant in which to produce our advanced energy storage devices. This plant allows us to manufacture our PbC carbon electrodes in limited quantity and to assemble our new energy storage batteries for laboratory testing and for small scale demonstration projects. In manufacturing this battery assembly using conventional lead acid battery production equipment, we provide proof to our future PbC carbon negative electrode customers that our product is suitable to immediate use in their factories.

The PbC battery production is limited at this time by our inability to make the carbon electrodes in large numbers. As part of our plan to transition from pilot production of PbC electrodes to commercial manufacturing we entered into a letter agreement in the fourth quarter of 2008 for a sublease agreement for a second facility in New Castle, Pennsylvania that provides us with an additional 54,000 square feet of production, R&D and office space. It is anticipated that this facility will be used primarily to produce our PbC electrode assemblies. In addition, this transition will require that we:

•         refine our planned fabrication methods for carbon electrode assemblies;

•         demonstrate the feasibility of manufacturing our PbC device, and our other technologies, using standard techniques and equipment;

•         demonstrate and document the performance of our products in key applications; and

•         respond appropriately to anticipated and unanticipated technical and manufacturing challenges.

Our battery plant has a permitted manufacturing capacity of 3,000 lead-acid and or PbC batteries per day and so we currently have excess battery manufacturing capacity that we are able to dedicate to production of high margin specialty batteries that are required in relatively small numbers for direct sales and to also perform toll manufacturing for one of the largest lead-acid battery manufacturers in North America. We continue efforts to increase our sales of such batteries and have hired personnel to further that end.

We plan to develop our lead carbon technology for use in a variety of applications including:

•	motive power applications;

•	stationary power applications;

•	hybrid electric vehicle applications; and

•	military applications.

We believe demand for cost-effective energy storage systems produced using our PbC™ technology will grow rapidly. We also believe our technologies can be among the leaders in the high performance battery market. We believe our competitive advantages will include:

•	Cost effectiveness: Due to an extended cycle life and relatively low production costs

•
Ease of integration: Our planned carbon electrode assemblies will be designed to replace the standard lead negative electrodes in conventional lead-acid batteries. In some applications that require fixed voltage operations, voltage conversion may be needed;

•
Superior flexibility: By changing the number, geometry and arrangement of the electrode assemblies, we expect to be able to configure our devices to favor either maximum energy storage or maximum power delivery; and

•
Reduced lead content: Depending on the energy, power and cycling requirements of a particular application, our fully recyclable device will use substantially less lead than conventional lead acid batteries.

We anticipate our ability to establish and maintain a competitive position will be dependent on several factors, including:

•	the availability of raw materials and key components;

•	our ability to design and manufacture commercial carbon electrode assemblies;

•	our ability to establish and operate facilities that can fabricate electrode assemblies and commercially manufacture our PbC device with consistent quality at a predictable cost;

•	our ability to establish and expand a customer base;

•	our ability to execute and perform on any future strategic distribution agreements with tier one and/or tier two battery manufacturers;

•	our ability to compete against established and emerging battery and other storage technologies;

•	general worldwide economic conditions;

•	the market for batteries in general; and

•	our ability to retain key personnel.

Our objective is to become an industry leader in low cost, high performance energy storage systems. We plan to achieve this objective by pursuing the following core strategies:

•
Platform technology business model. We plan to implement a platform technology business model where we will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to use our PbC carbon electrode products in their batteries.

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

•
Leverage relationships with battery manufacturers. Our business model is based on the premise that we can most effectively address the needs of the market by selling electrode assemblies to established  lead-acid battery manufacturers who want to add advanced battery technology to their existing product lines. This business model should allow us to leverage the business abilities, manufacturing facilities and distribution networks of established manufacturers, in order to reduce our time to market and increase our potential market penetration.

•
Build a recognized brand. We believe strong brand name recognition is important to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost of ownership per storage cycle.

•
Secondary focus on emerging markets. Emerging markets for hybrid electric vehicles and conventional utility applications are becoming increasingly attractive. We are actively evaluating the potential for using our lead carbon technology products in these emerging markets.

•
Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in R&D to improve the performance of our PbC devices and other technologies and to continue to lower our manufacturing costs.

The battery industry is mature, capital intensive, heavily regulated, highly competitive and averse to product performance risks associated with radical departures from established technology and, with the severe decline in worldwide automobile sales, currently experiencing unprecedented cutbacks. Additionally, due to the nature of the industry, we do not believe we will be able to make a credible entry into the battery market until we have proven the advantages of our PbC device technology in demonstration projects with end users. Therefore, our business plan contemplates two discrete phases: the Development Phase (including prototype and demonstration) and the Commercialization Phase.

Development Phase. During the Development Phase, we  are focusing on producing small quantities of commercial prototypes in our own manufacturing facilities. These commercial prototypes will serve as the foundation for a series of paid demonstration projects with established end users. If the projects are successful and end user testing validates the advantages of our PbC device technology under real-world operating conditions, it will be easier to proceed to the full commercialization phase. In general, our development path in each identified target market will include the following:

•
Prototype manufacturing. We are finalizing design work and manufacturing methods for our commercial prototype PbC carbon electrodes. These electrode assemblies will be the key component in the on site manufacturing of our PbC batteries.

•
Demonstration projects. When we have developed and bench tested our commercial prototype PbC devices for a particular target market, we will negotiate additional demonstration projects for each of the intended applications. In some of the larger projects we may partner with a larger battery manufacturer in order to provide the required quantity of PbC™ devices. Our goal is to document the superior performance of our products in real-world applications.

•
Commercial production. When we have developed sufficient data to support a decision to commence full scale production of a product or product line, we intend to use our New Castle Pennsylvania facility until we reach our maximum permitted capacity, after which we plan to pursue strategic relationships with other battery manufacturers that are willing to manufacture co-branded commercial PbC products. Those products will contain our proprietary negative electrode assembly, which we will continue to manufacture at our New Castle facility and build our brand recognition.

Our planned demonstration projects are not expected to generate sufficient gross profit to offset our expected operating costs. Accordingly, we do not expect to attain profitability during the demonstration phase. If we enter into a commercialization relationship for a specific product or product line, we believe our margins may improve based on efficiencies of scale. However, there is no assurance that the commercialization of products for one or more market segments will generate sufficient revenue to offset our anticipated R&D and other operating expenses and yield a profit.

Commercialization Phase. During the commercialization phase, we intend to implement a platform technology business model where we will develop and manufacture the PbC carbon electrode assemblies that are unique to our PbC batteries. In addition to using these assemblies in our batteries, we eventually intend to sell our propriatary assemblies to other established battery manufacturers who are seeking to market more advanced batteries. We believe a platform technology business model will reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our PbC products, while allowing us to focus on a narrow band of value-added activities that should minimize our investment and maximize our profitability.

Until we complete our planned demonstration projects, our negotiation position with respect to manufacturing relationships with established battery manufacturers may be impaired. Even if our planned demonstration projects are successful, we may be unable to negotiate manufacturing relationships on terms acceptable to us. If we decide to manufacture and distribute a line of commercial battery products ourselves, rather than sell carbon electrode assemblies to established battery manufacturers, our time to market and our anticipated capital costs may increase dramatically.

We plan to initially focus on high-value market segments where the total cost of ownership is the primary determining factor in product selection. We believe our commercial PbC device will be most appealing where longer life, high performance, and low maintenance are fully valued.

Acquisition of Our PbC Device Technology

We incorporated APC in September 2003, for the purpose of acquiring rights to a lead carbon technology, that we have since named PbC, from C&T, the original owner of the patents. The founders of APC were passive stockholders of Mega-C Power Corp. (“Mega-C”), which from 2001 until mid 2003 held a limited, nonexclusive license to market products utilizing the lead carbon technology that we currently own and have since expanded upon. In February 2003, the Ontario Securities Commission began an investigation into Mega-C’s stock sales that terminated Mega-C’s ability to finance its operations and continue in business. The founders of APC had collectively invested approximately $3.9 million in Mega-C and were facing a total loss of this investment when Mega-C was unable to continue in business. In connection with the organization of APC, the founders invested approximately $1.4 million dollars.

In late December 2003, Tamboril had 1,875,000 shares outstanding. After evaluating the lead carbon technology and APC, Tamboril’s management negotiated a series of related transactions that included:

•	a reverse acquisition between Tamboril and APC;

•
the establishment of the Mega-C Trust for the stated purpose of preserving the potential equitable rights of Mega-C’s creditors and stockholders while potentially insulating APC and Tamboril from the litigation risks associated with the activities of Mega-C and its promoters; and

•	a purchase of the PbC device technology from C&T.

Of the 10,739,500 common shares that Tamboril issued for the outstanding securities of APC, 7,327,500 shares, or approximately 58% of our post-transaction capitalization, were deposited in the Mega-C Trust. The remaining 3,412,000 shares were distributed among APC’s stockholders. After the closing, APC’s stockholders, C&T’s stockholders and the Mega-C Trust owned 95% of our stock. For financial reporting purposes, APC was deemed to be the accounting acquirer of Tamboril, followed by a recapitalization.

Our Patents and Intellectual Property

We own six issued U.S. patents and have nine patent applications pending at the date of this report covering various aspects of our PbC technologies. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

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

We have no duty to pay any royalties or license fees with respect to the commercialization of our PbC device technology, and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know-how and other intellectual property, will be critical to our success.

Our ability to compete effectively with other companies will depend on our ability to maintain and protect the PbC device intellectual property and technology. We plan to file additional patent applications in the future. However, the degree of protection offered by our existing patents or the likelihood that our future applications will be granted is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our PbC device technology. Competitors may also intentionally infringe on our patents. The prosecution and defense of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

We also rely on trade secrets, know-how and other unpatented technology, and there is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all employees, consultants, advisors and collaborators to enter into strict confidentiality agreements. These agreements may not provide meaningful protection for our unpatented technology in the event of an unauthorized use, misappropriation or disclosure. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise.

We may license technology from third parties. Our proposed products are still in the development stage, and we may need to license additional technologies to optimize the performance of our products. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our proposed products. Our inability to obtain any necessary licenses could delay our product development and testing until alternative technologies can be identified, licensed and integrated.

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

Our Competition

We plan to compete with a number of established competitors in the battery and supercapacitor industry, including:

• Maxwell	• Enersys

• Energy Conversion Devices	• Exide

• Panasonic	• Japan Storage Battery

• Nippon-Chemicon	• Ness

In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including:

•	symmetric supercapacitors;

•	asymmetric supercapacitors with organic electrolytes;

•	nickel metal hydride batteries;

•	lithium ion batteries; and

•	other advanced lead-acid devices and

•	flow batteries

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

Most of our potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we.

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

The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of rechargeable batteries requires large capital expenditures. In order to minimize our capital investment in manufacturing facilities and establish strong brand name recognition for our products, our overall strategy is to negotiate strategic alliances and other production agreements with established battery manufacturers that want to add a high-performance co-branded products to their existing product lines. There can be no assurance, however, that our platform technology business model will succeed in the battery industry.

Raw Materials

During the research stage, we used readily available raw materials, off-the-shelf components manufactured by others and hand-made components fabricated by our staff. As we begin manufacturing in commercial quantities, we will need to establish reliable supply channels for commercial quantities of raw materials and components. We believe established suppliers of raw materials and components will be able to satisfy our requirements on a timely basis. However we do not have any long-term supply contracts and the unavailability of necessary raw materials or components could delay the production of our products and adversely impact our results of operations.

Lead is the primary raw material in lead-acid batteries and currently accounts for approximately 80% of our raw material and component costs in the specialty conventional lead-acid batteries we now manufacture. Lead prices have fluctuated dramatically over the last two years, similar to other industrial grade commodity metals. Our PbC technology will require substantially less lead than conventional batteries, providing a distinct competitive cost advantage if lead prices increase above historical averages.

Environmental Protection

Lead is a toxic material that is a primary raw material in our PbC batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations. In January of 2009, our facility was tested and found to be in compliance with emission standards as established by new federal guidelines in accordance with the Clean Air Act – Title III.

Our Research and Development

We engage in extensive R&D for the purpose of improving our PbC technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our R&D organization works closely with our engineering team, our suppliers and potential customers to improve our product design and lower manufacturing costs. During the years ended December 31, 2008 and 2007, we spent $4.0 million and $2.2 million respectively on R&D, and $14.0 million since inception. While our limited financial resources and short operating history make it difficult for us to estimate our future expenditures, we expect to incur R&D expenditures of consistent magnitude for the foreseeable future.

Our Employees

We presently employ a staff of 50, including an 11 member scientific and engineering team, and 26 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees.

Description of Properties

In April of 2008 we signed a new lease that added to our existing space at our manufacturing plant in New Castle, Pennsylvania. The new lease calls for a monthly payment of $16,142 with an initial term of two years which commenced in April 2008. The lease includes two successive five-year renewal options, with future rent to be negotiated at a commercially reasonable rate. The battery manufacturing facility includes approximately 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises. Our battery manufacturing operations at this facility are conducted through a wholly owned subsidiary named Axion Power Battery Manufacturing, Inc. Management believes our property is in good condition.

In December 2008, we signed a letter agreement to sublease from a current tenant, on a month-to-month basis, a building consisting of 54,000 square feet, also located in New Castle, Pennsylvania. This space provides 48,000 of combined manufacturing and warehouse space and 6,000 square feet of combined office and R&D space. This letter agreement is effective through December 31, 2010. We can enter into a sales agreement at any time during the sublease letter agreement. Rental for this space is $19,300 per month.  In addition to the monthly rent, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.  We intend to conduct our PbC carbon electrode manufacturing and R&D operations from this facility.

Item 1A  Risk Factors

Risks related to our business

We are a development stage company and our business and prospects are extremely difficult to evaluate.

Since our inception in September 2003, the majority of our resources have been dedicated to our R&D efforts and we have only recently begun to transition into the very early stages of commercial PbC prototype production. We do not have a stable operating history that you can rely on in connection with your evaluation of our business and our future business prospects. Our business and prospects must be carefully considered in light of the limited history of PbC technology and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have sporadic revenues and are committed to focusing on research, development and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have and expect to continue to encounter include, but are not limited to, our ability to:

•	Raise the necessary capital to finance our business until we can sell products on a full-scale and profitable basis;

•	Maintain effective control over the cost of our research, development and product testing activities;

•	Develop cost effective manufacturing methods for essential components of our proposed products;

•	Improve the performance of our commercial prototype batteries;

•	Successfully transition from our laboratory research and pilot production efforts to commercial manufacturing and sales of our battery technologies;

•	Adapt and successfully execute our rapidly evolving and inherently unpredictable business plan;

•	Implement and improve operational, financial and management control systems and processes;

•	License complementary technologies if necessary and successfully defend our intellectual property rights against potential claims;

•	Respond effectively to competitive developments and changing market conditions;

•	Continue to attract, retain and motivate qualified personnel; and

•	Manage each of the other risks set forth below.

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

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products for 9 to 12 months.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the year ended December 31, 2008, we had a net loss of approximately $10.6 million, a net loss of $14.3 million for the year ended December 31, 2007 and cumulative losses from inception (September 18, 2003) to December, 2008 of $49.1 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. We believe the development and testing process will require a minimum of an additional 9 to 12 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

Our revenues may suffer if general economic conditions continue to worsen.

Our revenues and our ability to generate earnings are affected by the general economic factors that are adversely impacting the global economy, such as lack of liquidity in the capital markets, reduced demand for consumer and industrial products, excessive inflation, currency fluctuations, increased commodity prices and employment levels, resulting in a temporary or longer-term overall decline in demand for our products. This trend has already commenced with excess supply beginning to build up in the industries in which we operate. Therefore, any prolonged significant downturn or recession in the United States or Canada is expected to have a material adverse effect on our business, results of operations and financial condition.

Our business will not succeed if we are unable to raise additional capital.

Our management believes our current financial resources will support operations through 2009. We will not be able to continue our operations at planned levels of effort beyond that time frame without increased revenues, receipt of awarded grant proceeds or additional financing. We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to generate sufficient revenues or obtain additional capital when needed, our research, development and testing activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to generate revenue or raise capital when we require it would seriously harm our business.

We are currently involved in litigation.

We are currently involved in other litigation as described in this Annual Report on Form 10-K. There are no assurances that we will prevail on any litigation to which we are a party and, if we do prevail, at what cost in terms of financial and personnel resources, as well as on what terms.

We are in breach of certain registration rights.

As of March 24, 2009, we have outstanding obligations to register approximately 3,755,500 shares of common stock held by the Mega-C Trust, and 750,000 shares held by the Mega-C liquidation trust, in addition we have outstanding obligations to register approximately 1,106,217 shares of common stock that may be issued upon conversion of our 8% Cumulative Convertible Senior Preferred Stock, 7,809,033 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, and an additional 1,870,690 shares of common stock issuable upon the exercise of certain of our outstanding options, and an additional 14,228,772 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are still in breach of all of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against the Company for our failure to meet these registration obligations and, as a result, our business operations, or our ability to raise additional capital in the future, may be adversely affected.

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

Lead is a toxic material that is a primary raw material in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We are required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or inadequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or be forced to suspend certain operations.  In January of 2009, our facility was tested and found to be in compliance with emission standards as established by new federal guidelines in accordance with the Clean Air Act – Title III.

We are subject to stringent environmental regulation.

We use or generate certain hazardous substances in our research and manufacturing facilities. We do not carry environmental impairment insurance. We believe that all permits and licenses required for the operation of our business are in place. Although we do not know of any material environmental, safety or health problems in our property or processes, there can be no assurance that problems will not develop in the future which could have a material adverse effect on our business, results of operation, or financial condition.  In January of 2009, our facility was tested and found to be in compliance with emission standards as established by new federal guidelines in accordance with the Clean Air Act – Title III.

The growth we seek is substantial and challenging to achieve and maintain.

The realization of our business objectives will require substantial future growth. Even in the event we are able to complete the development of our prototypes, introduce our products to the market and grow our business, we expect that rapid growth will significantly challenge our managerial, operational and financial resources. We must continue to prepare for our growth, if any, through appropriate systems and controls. We must also establish, train and manage a much larger work force, which will again require advance planning. If we do not prepare for and manage the growth of our business effectively, our potential for success could be materially and adversely affected.

Being a public company increases our administrative costs significantly.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Commission rules and regulations have made some activities more time consuming and expensive and require us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2008, we spent approximately $930,000 for public accounting and compliance. Of this amount, approximately $455,000 was incurred in relation to prior years filing requirements, approximately $105,000 for legal opinions and other SEC related matters, and approximately $370,000 for 2008 filings including the S-1 registration statement. We do not anticipate these costs to be at these same levels for 2009. We expect Commission rules and regulations to continue to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key scientists, engineers and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Currently, all of our key employees have employment contracts which have remaining terms of at least 12 months and non-compete provisions that extend an additional 24 months.

Our certificate of incorporation and by-laws provide for indemnification and exculpation of our officers and directors.

Our certificate of incorporation provides for indemnification of our officers, directors and employees to the fullest extent permitted by Delaware law. It also provides exculpation of our directors for monetary damages arising from breach of their fiduciary duties in cases that do not involve fraud or willful misconduct. The Commission has advised that it believes that indemnification for liabilities arising under the securities laws is against public policy as expressed in the securities laws and is therefore unenforceable.

We have limited manufacturing experience which may translate into substantial cost overruns in manufacturing and marketing our products.

As we transition into the commercial production of our prototype devices, we may experience substantial cost overruns in manufacturing and marketing our PbC technologies, and may not have sufficient capital in the future to successfully complete such tasks. In addition, we may not be able to manufacture or market our products because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. Either of these inabilities could cause us to abandon our current business plan and may cause our operations to eventually fail.

Risks related to our PbC™ technology

We need to improve the performance of our commercial prototypes to achieve large scale production.

Our commercial prototypes do not satisfy all of our performance expectations, and we need to continue to improve various aspects of our PbC technology as we move forward with larger scale production of our commercial prototypes. There is no assurance that we will be able to resolve the known technical issues. Future testing of our prototypes may reveal additional technical issues that are not currently recognized as obstacles. If we cannot improve the performance of our prototypes in a timely manner, we may be forced to redesign or delay the large scale production of commercial prototypes or possibly cause us to abandon our product development efforts altogether.

We cannot begin full-scale commercial production of our PbC technology for 9 to 12 months.

We will not be able to begin full commercial production of our PbC energy storage devices until we complete our current testing operations, our planned application evaluation and our planned product development. We believe our commercialization path will require a minimum of 9 to 12 months. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC batteries and other technologies or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful, there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

We do not have any long term vendor contracts.

We currently purchase the raw materials for our carbon electrodes and a variety of other components from third parties. We then fabricate our carbon electrodes and build our prototypes in-house. We do not have any long-term contracts with suppliers of raw materials and components, and our current suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials and components could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components or redesign our proposed products to accommodate available substitutes.

We do not have extensive manufacturing experience.

We do not have extensive manufacturing experience with respect to manufacturing our commercial prototypes in quantities required to achieve our operational goals, and there is no assurance that we will be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products when we are ready to do so.

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

Although this is a remote possibility, as we develop our PbC technology, we may need to license additional technologies to optimize the performance of our products. We may not be able to license these technologies on commercially reasonable terms or at all. In addition, we may fail to successfully integrate any licensed technology into our proposed products. Our inability to obtain any necessary licenses could delay our product development and testing until alternative technologies can be identified, licensed and integrated. The inability to obtain any necessary third-party licenses could cause us to abandon a particular development path, which could seriously harm our business, financial position and results of our operations.

If we are unable to protect our proprietary technology and preserve our trade secrets, we will increase our vulnerability to competitors which could materially adversely impact our ability to remain in business.

Our ability to successfully commercialize our products will depend, in large measure, on our ability to protect those products and our technology with domestic and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of technology companies, including us, are uncertain and involve complex legal and factual issues.

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

We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. We plan to aggressively defend our proprietary technology and any issued patents if funding is available to do so. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be time-consuming and expensive and, as with litigation generally, the outcome is inherently uncertain.

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

We also rely on confidentiality agreements with our strategic partners, customers, suppliers, employees and consultants to protect our trade secrets and proprietary know-how. We may be required to commence litigation to enforce such agreements, and it is certainly possible that we will not have adequate remedies for breaches of our confidentiality agreements.

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

Research into the electrochemical applications for carbon nanotechnology and other storage technologies is proceeding at a rapid pace, and many private and public companies and research institutions are actively engaged in the development of new battery technologies based on carbon nanotubes, nanostructured carbon materials and other non-carbon materials. These new technologies may, if successfully developed, offer significant performance or price advantages when compared with our technologies. There is no assurance that our existing patents or our pending and proposed patent applications will offer meaningful protection if a competitor develops a novel product based on a new technology.

Risks relating to our common stock

The number of shares of common stock we are obligated to register could depress our stock price.

Effective August 5, 2008, we registered 2,782,837 shares of our common stock for resale by certain Selling Stockholders. These shares represent approximately 7.1% of our capitalization assuming the exercise of certain warrants and options and conversion of preferred stock. The sale of a significant number of these shares may cause the market price of our common stock to decline.

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

We had 26,417,437 shares of common stock outstanding at December 31, 2008, and (a) our Series A Convertible Preferred Stock is presently convertible into 7,809,033 shares of common stock, (b) our shares of Cumulative Convertible Senior Preferred Stock are presently convertible into 1,106,217 shares of common stock, (c) we have warrants outstanding that, if exercised, would generate proceeds of $41,715,303 and cause us to issue up to an additional 14,228,772 shares of common stock and (d) we have options to purchase common stock that, if exercised, would generate proceeds of $11,221,886 and result in the issuance of an additional 2,819,940 shares of common stock.

We have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

As a key component of our growth strategy, we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation. In particular:

•
Our incentive stock plan authorized incentive awards for up to 2,000,000 shares of our common stock; we have issued incentive awards for an aggregate of 782,950 shares at the date of this report; and we have the power to issue incentive awards for an additional 1,217,050 shares without stockholder approval;

•
Our independent directors’ stock option plan authorized options for up to 500,000 shares of our common stock; we have issued options for an aggregate of 349,155 shares at the date of this report; and have the power to issue options for an additional 150,845 shares without stockholder approval;

•
We have issued contractual options for an aggregate of 1,943,000 shares of our common stock, of which 1,503,000 are currently outstanding, to executive officers under the terms of their employment agreements with us ; and

•
We have issued contractual options for an aggregate of 1,144,700 shares of our common stock, of which 945,400 are currently outstanding, to certain employees, attorneys and consultants under the terms of their agreements with us.

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

Because of the relatively small number of shares currently available for resale, the large number of shares that we have registered and will register in the future on behalf of Quercus Trust, the development stage of our business and numerous other factors, the trading price of our common stock has been and is likely to continue to be highly volatile. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by competitors; changes in competitive conditions or trends in the battery industry; changes in governmental regulation and changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, could adversely affect our future stock price. Investors should not purchase our shares if they are unable to suffer a complete loss of their investment.

Our stock price may not stabilize at current levels.

Our stock is quoted on the OTCBB. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of March 24, 2009 [the latest practicable date] was $0.90 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

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

Item 2  Properties

In April of 2008, we signed a new lease that added to our existing space at our manufacturing plant in New Castle, Pennsylvania. The new lease calls for a monthly payment of $16,142 with an initial term of two years beginning April 2008. The lease includes two successive five-year renewal options, with future rent to be negotiated at a commercially reasonable rate. The battery manufacturing facility includes approximately 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises. Our battery manufacturing operations at this facility are conducted through a wholly owned subsidiary named Axion Power Battery Manufacturing, Inc. Our management believes our property is in good condition.

In December 2008, we signed a letter agreement to sublease from a current tenant on a month-to-month basis a building consisting of 54,000 square feet in New Castle, Pennsylvania. This space provides 48,000 of combined manufacturing and warehouse space and 6,000 square feet of combined office and R&D space. This letter agreement is effective through December 31, 2010. We can enter into a sales agreement at any time during the sublease letter agreement.  The rent is $19,300 on a monthly basis.  In addition to the monthly rent, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.  We intend to conduct our PbC and R&D operations from this facility.

Item 3  Legal Proceedings

Taylor  Litigation

On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, and others as defendants (the “Taylor Litigation”). As discussed more fully below, by virtue of an order entered on February 11, 2008 by the Bankruptcy Court in the Mega-C bankruptcy case, this action against us is subject to the permanent injunction of the confirmed Chapter 11 Plan of Mega-C.

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

In orders entered on June 9, 2008, the Bankruptcy Court mandated that the Taylor Group litigation against us be dismissed. On June 18, 2008, the Taylor Group filed a notice of appeal from these orders. The Taylor Group signed a pleading consenting to dismiss us from the Taylor Group litigation in Canada.  On June 27, 2008, we filed a notice of cross-appeal from the Bankruptcy Court’s orders denying our request for sanctions and our request to hold the Taylors in contempt of court for their failure to comply with the permanent injunction of the confirmed chapter 11 plan.  The Taylors’ appeal and our cross-appeal are have been dismissed as interlocutory by the Bankruptcy Appellate Panel for lack of jurisdiction.  On February 10, 2009, the Taylors filed a second motion to vacate the February 11, 2008 order granting summary judgment in our favor.  We believe this second motion lacks any basis in the facts or the law and we intend to vigorously oppose that motion, which is currently set for hearing in April 2009 in Bankruptcy Court.

In connection with a related adversary proceeding in the Bankruptcy Court, the Liquidation Trustee and the Taylors entered into a settlement agreement whereby, among other things, the Taylors agreed to withdraw virtually all of their claims in the Mega C bankruptcy case, dismiss their appeals from the confirmation order and dismiss their appeal from the settlement agreement.    The Taylors’ appeals from the confirmation order and from the settlement agreement have now been dismissed.  The Ninth Circuit recently dismissed the appeal from the Settlement Agreement by a group identifying themselves as the “Unaffiliated Shareholders~~,~~.” The Ninth Circuit awarded double costs on appeal to the Company.  The Unaffiliated Shareholders’ appeal from the Confirmation Order was also recently dismissed.  As a result, all appeals from the Settlement Agreement and the Confirmation Order have been resolved in the Company’s favor.

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

In connection with the offering described above, four holders of warrants to purchase shares of our common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 shares of common stock (the “Incompletely Exercised Warrant Shares”) for the purpose of selling them to the foreign partnership in a transaction that was substantially similar to the one we entered into with the same foreign partnership. These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares. Contrary to the terms and conditions of their agreements, the foreign partnership transferred the shares to two of its creditors who both hold the shares as holders-in-due-course.  We are pursuing the partnership and the custodians of the stock for the monetary value of the stock. We retained counsel to cause the parties who have possession of the Incompletely Exercised Warrant shares to return the shares absent payment and commenced litigation soon thereafter.

On or about March 24, 2009, we were awarded judgment by default against the partnership and an individual defendant for $1,499,100 plus accrued and unpaid interest thereon. The net result to the Company will be a cash infusion of approximately $1,000,000.  Like most judgments, there is no guarantee the Company will be able to fully collect on this amount.

Peter Roston Litigation

A prior Chief Financial Officer, Mr. Peter Roston, filed a lawsuit to recover the full amount of compensation and benefits that would have been paid to him through the initial term of his employment for alleged breaches in his employment agreement after he was discharged for cause by us in December 2006. We determined the range of potential loss to be CAD $250,000 to CAD $275,000.  Arbitration proceedings for this matter began in April 2008 and a settlement was reached in October 2008.  By agreement, the terms of the settlement are confidential, although the settlement amount is substantially below the range of potential losses and are not material to Axion’s financial position.

Cypress Avenue Partners, LLC

On May 8, 2008, Cypress Avenue Partners, LLC (“Cypress”), filed a complaint against us and several others in the United States District Court for the Northern District of California. The complaint alleges, among other things, that Cypress entered into a contract with us under which Cypress was to act as a finder and was entitled to certain remuneration which it was not paid. Cypress claims it is entitled to purchase 200,000 shares of our common stock and is owed $900,000, representing a five percent placement fee on the amount of $18 million which reflects the closing of all rounds of Quercus financing. We denied any obligation to pay the cash placement fee to Cypress under the terms of an October 2006 letter agreement between us and Cypress. We filed a Motion to Dismiss the Complaint on June 30, 2008. The Motion to Dismiss was granted by Order dated August 4, 2008, and Defendant’s Motion by Plaintiff to reconsider was denied on August 11, 2008.  The Cypress Avenue Partners, LLC litigation was settled on November 7, 2008, with the exchange of general releases and certain consideration, which is not deemed to be material.

Item 4  Submission of Matters to a Vote of Security Holders

On November 12, 2008, we held an Annual Meeting of Shareholders.  At the Annual Meeting, the following matters were put forth to a vote of our shareholders, and passed with the following numbers of shares voted for, against or withheld as set forth:

After review and tabulation by class of stock, the ballots and proxies cast for and against the reelection of each of the five current directors of the Company, who were candidates for reelection:

Holders of common stock and our Series A Preferred Stock, voting together as a class (on an as-converted basis), were entitled to elect four members of our board at the 2008 Annual Meeting.

Dr. Igor Filipenko, M.D.:

For:	31,983,028
Against:	5,579
Abstain:	50,200

Robert G. Averill:

For:	31,988,207
Against:	400
Abstain:	50,200

Thomas Granville:

For:	31,988,207
Against:	50,400
Abstain:	200

Michael Kishinevsky:

For:	31,983,928
Against:	4,679
Abstain:	50,200

Holders of our Senior Preferred Stock were entitled to elect one member of our board.

Dr. Howard K. Schmidt, Ph.D.:

For:	757,520
Against:	-
Abstain:	-

Furthermore, the following director’s terms of office as a director continued after the meeting: Glenn Patterson, Stanley A. Hirschman and Walker Wainwright.

A majority of the shares entitled to vote at the shareholder meeting were voted by general proxy in favor of ratification of Rotenberg & Co., LLP as the Corporation’s independent auditors.

After review and tabulation, the ballots and proxies cast for and against the amendment to the Corporation’s Certificate of Incorporation to increase authorized shares:

For:	31,352,000
Against:	761,466
Abstain:	682,859

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Market information

At the start of the year ended December 31, 2007, our stock was trading on the OTC Pink Sheets under the symbol AXPW.PK.  On July 3, 2008, our stock resumed trading on the OTCBB under the symbol “AXPW”.Trading in our stock has historically been sporadic, trading volumes have been low, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTC Pink Sheets and the OTC Bulletin Board, as the case may be, for each quarter since the beginning of 2007. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low

First Quarter 2007	$4.05	$2.25

Second Quarter 2007	$3.30	$2.50

Third Quarter 2007	$3.10	$2.20

Fourth Quarter 2007	$2.50	$2.00

First Quarter 2008	$2.74	$1.85

Second Quarter 2008	$2.50	$1.15

Third Quarter 2008	$2.05	$1.30

Fourth Quarter 2008	$1.72	$1.01

On March 24, 2009, the sale price for our common stock as reported on the OTCBB was $0.90 per share.

Securities outstanding and holders of record

On March 24, 2009 there were approximately 395 record holders of our common stock.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information The following table provides summary information on our equity compensation plans as of December 31, 2008.

Plan category:	Number of shares issuable on exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders

2004 Incentive Stock Plan	51,950	$3.48	1,217,050

2004 Directors’ Option Plan	319,590	$2.05	150,845
Equity compensation plans not approved by stockholders

Contract options held by officers	1,503,000	$4.26

Contract options held by employees, consultants and attorneys	945,955	$4.22

Total equity awards	2,819,940	$3.98

The Company has two stockholder approved equity compensation plans and occasionally enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans. The following sections summarize the Company’s equity compensation arrangements.

Equity Incentives Plans Not Approved by Stockholders: The Company issued 629,300, 228,000 and 789,500 stock purchase options in the fiscal years ended December 31, 2006, 2007 and 2008, respectively, to officers, employees, attorneys and consultants in connection with contractual agreements that do not reduce the shares available under the shareholder’s approved plans. The following paragraphs summarize these contractual stock options.

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

In April 2005, a European financial advisor was granted a contractual option to purchase 30,000 shares of common stock at a price of $2.50 per share. Options for an aggregate of 20,000 shares vested during the year ended December 31, 2005 and will be exercisable for five years. On December 31, 2005, a total of 10,000 unvested options were forfeited when the advisory agreement was terminated. The options were valued at $35,998 using the Black-Scholes-Merton option pricing model and included as expense in 2005.

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

In March 2006, two employees were granted options to purchase a total of 24,000 shares of common stock at an exercise price of $4.00 and $6.00. The options vest at a rate of 2,500 per month over the first 6 months and 1,500 per month thereafter. The options are exercisable through March 2009. These options are valued at $28,257 utilizing the Black-Scholes-Merton option pricing model with $24,408 of compensation recorded in 2006.

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

In February 2006, a consultant, Trey Fecteau, was granted an option to purchase 97,000 shares of common stock at an exercise price of $4.00. The options vested upon completion of contractual services in December 2006. The options are exercisable through December 2009. These options are valued at $150,702 utilizing the Black-Scholes-Merton option pricing model. This amount reduced the proceeds of the Series A Preferred Stock offering in 2006.

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

In March 2008, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 30,000 shares of common stock at an exercise price of $4.50. 10,000 options vested immediately upon grant and are exercisable through December 2009, and the remaining 20,000 options vested in May 2008 and are exercisable through May 2010.These options are valued at $15,600 utilizing the Black-Scholes-Merton option pricing model with $15,600 recorded as compensation in 2008.

In June 2008, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 10,000 shares of common stock at an exercise price of $4.50. These options vested in June 2008. These options are valued at $5,200 utilizing the Black-Scholes-Merton option pricing model and recorded as compensation in 2008.

In June 2008, the following Equity Awards were issued as part of a restructuring of key employee contracts that was designed to provide for the long term stability of the Company:

(i) Our Chief Executive Officer, Thomas Granville, was granted a contractual option to purchase an additional 90,000 shares of our common stock at a price of $2.50 per share. The options vest prorated over the 24-month term of his contract, and are exercisable for a period of five years from the vesting date. These options are valued at $79,872, utilizing the Black-Scholes-Merton option pricing model with $23,296 of compensation recorded in 2008.

(ii) Our Chief Technical Officer, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $2.50 per share. The options cliff vest on May 31, 2011, and are exercisable for a period of five years from the vesting date. These options are valued at $95,436, utilizing the Black-Scholes-Merton option pricing model with $18,557 of compensation recorded in 2008.

(iii) Our Chief Financial Officer, Donald Hillier, was granted an option to purchase 180,000 shares of our common stock. The exercise price of the option is $2.50 per share, and the option vests at the rate of 5,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $179,244, utilizing the Black-Scholes-Merton option pricing model with $34,853 of compensation recorded in 2008.

Three employees were granted contractual options to purchase an additional 200,000 shares of our common stock at a price of $2.50 per share. 5,000 of these options vested in June upon execution of the employment contracts, with the balance cliff vesting on June 15, 2011, and are exercisable for a period of three years from the vesting date. These options are valued at $165,041, utilizing the Black-Scholes-Merton option pricing model with $34,222 of compensation recorded in 2008.

Seven employees were granted contractual options to purchase an additional 179,500 shares of our common stock at a price of $2.50 per share. 43,500 of these options vested in December upon execution of the employment contracts, with the balance vesting through the term of the employment agreement and are exercisable for a period of three years from the vesting date. These options are valued at $36,171, utilizing the Black-Scholes-Merton option pricing model with $5,330 of compensation recorded in 2008.

Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

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

At December 31, 2008, we have incurred cumulative net losses of approximately $49.1 million applicable to the common shareholder. This includes approximately $2.1 million in interest of which $1.3 million relates to discount on notes. We have an additional $13.6 million in accumulated preferred stock dividends. We had approximately $6.9 million in current assets and $1.5 million in current liabilities at December 31, 2008, which left a net working capital surplus of approximately $5.4 million. As discussed below, we received an aggregate amount of $16.5 million, net of offering costs, in long term equity financing on January 14, 2008, April 7, 2008, and June 30, 2008 from Quercus Trust. Management believes those funds will support operations through 2009.

On July 3, 2008 we moved from the Pink Sheets back to the OTCBB. We lost our OTCBB listing and moved to the Pink Sheets in October of 2006 when our filings became delinquent due to the restatements of our financial statements for the years 2003, 2004 and 2005. Our financial reporting became current at the beginning of the second quarter of 2008, and it is our intention to remain current on a going forward basis.

During the third quarter of 2008, we fabricated several different types of lead acid batteries to prepare for the testing of those products by another company under a purchase order. At the end of September 2008, we were released to begin production on three of eleven items covered by the order. On November 3, 2008, the Company received the first purchase order in what will be a series of "confirming purchase orders and delivery releases" pursuant to the original agreement. We have devoted time and financial resources to upgrading, and where necessary replacing, existing battery manufacturing equipment as part of our long range business plan. In the future, a large portion of this upgraded equipment will be used to manufacture our proprietary PbC lead carbon product. The Quercus Trust investment of $4 million in April allowed us to move this upgrade forward. Likewise the Quercus $10 million investment that we received on June 30th has allowed us to continue to pursue automated fabrication equipment, which will be used in the manufacture of the PbC carbon electrode device in commercialization quantities.

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

The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our research and development efforts. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to a state of prepared readiness for commercial deployment. We believe we can maintain operations and fund R&D through 2009 without further capital infusions.

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

We must devise methodologies to manufacture our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully mass produce our product.

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

Recent Financing Activities

Bridge Loan Financing  In November of 2007 we structured short term secured bridge loan arrangements in increments of $100,000 (the "Bridge Loans") with certain of our directors, officers and significant investors, such loans to bear interest at the rate of 14% and were secured by all of our assets, including our intellectual property and all of the equipment and inventory assets of our wholly-owned subsidiary, Axion Power Battery Manufacturing Inc. Total funding received under the Bridge Loans was approximately $2,640,000, of which $100,000 was received in 2008.

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

On June 30, 2008, the Company completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that the Company had previously entered into. By June 30, certain of the bridge lenders had converted $1,080,684 into 514,611 shares of common stock and warrants to purchase 580,940 shares of common stock at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment. As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments as of July 1, 2008

The warrants contain conventional full ratchet anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

Grant Activities

On October 6, 2008, the Company received notice that it was the recipient of a federal grant for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. The first year, of an anticipated ongoing three year grant, provides $1,200,000 to us for the project. In December of 2006 and January of 2007, the Company presented its unique technology to branches of the Armed Forces. In February of 2007, after receiving a letter of support from the Office of Naval Research, the Company submitted a proposal to the Department of Defense. The proposal to further study the applicability of the Company’s PbC technology for use in military assault vehicles was sponsored by a U.S. Congressman. The grant was not approved in the 2008 federal budget, but was resubmitted and approved in the 2009 budget, and the Company received formal notice on October 6, 2008. The potential three year $5,000,000 grant has an initial year funding of $1,200,000 expected to be received in 2009. Under the grant program, the Company and the Navy and Marine Corps will study the feasibility of utilizing one of the Company's PbC products in their assault and silent watch vehicles.  The next phase is the joint development and testing of the product, which is expected to be lighter in weight and more powerful in discharge than some of the existing products in use.

On February 5, 2009, the Company received a pair of grants from the Advanced Lead-Acid Battery Consortium, the leading industry association made up in part by the largest companies supplying the world’s battery market. The pair of grants totals approximately $380,000 and will help support research into two key areas. (1) The first grant seeks to identify the mechanism by which the optimum specification of carbon, when included in the negative active material of a valve-regulated lead-acid battery, provides protection against accumulation of lead sulfate during high-rate partial-state-of-charge operation. (2) The second grant seeks simply to characterize Axion’s proprietary PbC™ battery in hybrid electric vehicle (HEV) type duty-cycle testing. The grants are administered through the Durham, NC-based International Lead Zinc Research Organization acting on behalf of the ALABC. The research work is expected to be completed in 2009.

On February 9, 2009, the Company received notice that it is the recipient a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 first-year grant, which was announced by Governor Edward Rendell on January 29th, is part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages the Axion proprietary PbC battery technology provides in a variety of electric vehicle types including: hybrids (HEVs), such as the popular Toyota Prius;  “plug-ins” (PHEVs)  used in commuter, delivery and other vehicles; and in electric vehicles (EV’s) and converted (from combustion engine operation) EV’s. The grant proceeds are expected to be received in 2009.

A summary of awarded grants expected to be received in 2009 are summarized as follows:

DOD Office of Naval Research	$1,200,000
ALABC	380,000
PA Alternative Fuels Incentive Grant Program	800,000

$2,380,000

Results of Operations

The comparative data below presents our results of operations for the year ended December 31, 2007 and 2008. While certain of the data is not strictly comparable because some line items are positive and some negative, the provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

•
Our primary operations in our current development stage consist of research and development efforts for advanced battery applications and PbC carbon electrode devices. Revenues are for specialty collector and racing car, uninterruptable power supply (UPS) and flooded batteries  sold to customers. Cost of goods sold represent the  raw materials, components, labor and manufacturing overhead absorbed in producing batteries sold to customers.

•
Selling, general and administrative expenses include substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, investor and public relations, registration and litigation costs and also one time employee costs in relation to restructuring of employment agreements.

•
 Research & development expenses are incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon technology (PbC). These costs include engineering and research and development employee labor and expenses, materials and components consumed in production for pilot products, demonstration projects, testing and prototypes. These costs also include manufacturing costs incurred for research and development activities including the creation, testing and improvement of plant production processes needed for production of our proprietary technologies.

•	Interest expense was incurred for the bridge loan financing offered during the fourth quarter of 2007. The bridge loans were retired as of July 1, 2008.

	Years Ended
	December 31,
Statements of Operations	2008	% of net loss	2007	% of net loss

Revenues	$679,559		$533,911
Cost of goods sold	368,922		283,357
Gross profit	310,637	-2.9%	250,554	-1.7%

Expenses
Selling, general & administrative	4,846,189	45.6%	3,720,632	26.0%
Research & development	3,960,909	37.3%	2,155,873	15.1%
Interest expense - related party	1,137,436	10.7%	276,651	1.9%
Derivative revaluation	(2,844)	0.0%	(72,236)	-0.5%
Interest & other income, net	(57,224)	-0.5%	(47,708)	-0.3%
Net loss before income taxes	(9,573,829)	90.2%	(5,782,658)	40.5%

Income Taxes Expense (Benefit)	(79,170)	-0.7%	83,469	0.6%
Deficit accumulated during development stage	(9,494,659)	89.5%	(5,886,127)	41.1%

Less preferred stock dividends and beneficial conversion feature	(1,117,699)	10.5%	(8,417,955)	58.9%
Net loss applicable to common shareholders	$(10,612,358)	100.0%	$(14,284,082)	100.0%

Basic and diluted net loss per share	$(0.46)		$(0.88)

Weighted average common shares outstanding	22,826,187		16,247,299

Summary of Consolidated Results for the Year Ended December 31, 2008 compared with the Year Ended December 31, 2007

Revenue

Revenues for year ended December 31, 2008 were approximately $0.7 million compared to revenues of approximately $0.5 million for the same period in 2007. This represents an increase of 27% in revenues reported during 2008 over the same period in 2007. This increase is primarily due to another year of exposure, especially in the race car and classic car industries, increased sales of uninterruptable power supply (UPS) batteries and the sale of flooded lead-acid batteries to a large battery manufacturer under our manufacturing subcontract agreement.  We have one customer that accounted for approximately 10% of revenue or the year ended December 31, 2008 and another customer accounted for 12.5% of revenue for the same period in 2007.  Our relatively low revenue is indicative of our predominant development stage activities.

Cost of Goods Sold

Costs of goods sold represent costs for batteries sold to customers and include various raw materials with lead being the most prominent and costly.  We also use components such as plastic battery cases and covers as well as separators and acid.    The cost of lead during 2008 decreased from the historical highs of 2007 similar to other industrial-grade metals partially as a result of the global economic slowdown.  We also incur manufacturing labor and overhead costs as well as costs for packaging and shipping.  Costs of goods sold increased by approximately $.10 million for the year ended December 31, 2008, as compared to the same time period last year.  2008 costs are 30% higher than that the 2007 respective period consistent with our increase in revenue.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include compensation for employees and contractors, legal and accounting fees, and costs incurred for investor relations and activities associated with fund raising and shareholder awareness. Selling, general and administrative costs for year ended December 31, 2008 were approximately $4.8 million compared to $3.7 million, respectively, for the same period in 2007. This represents a 30% increase in spending over the same period during 2007. Cost increases are primarily due to substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, investor and public relations, registration and litigation costs and also one-time employee costs with respect to restructuring of employment agreements.

Research & Development Expenses

Research and development expenses include compensation for employees and contractors, as well as small test equipment, supplies and overhead.  These costs also include manufacturing employee compensation, manufacturing facility and overhead costs attributed to research and development activities. Research and development also includes prototype production and testing costs. Research and development expenses for the year ended December 31, 2008 were approximately $4.0 million compared to $2.2 million for the same periods in 2007, representing an increase in spending of 46% as compared to the same period in 2007. The increase is due to increased costs associated with additional efforts incurred to design, develop and test advanced batteries and energy storage products based on our patented lead carbon battery (PbC) including  manufacturing activities to prepare the plant for future PbC production, pilot product production and demonstration project production activities. In 2008, we increased our R&D staff by approximately 50% and signed them to long term contracts. We also restructured existing R&D employment contracts to ensure long term continuity. The expense of all of these measures is reflected in the increased R&D expenditures for 2008.

Interest Expense - Related Party

Interest expense – related party represents interest costs incurred primarily for the bridge loan financing offered during the fourth quarter of 2007. Related party interest expense includes the coupon value of interest on debt, as well as the debt discount on detachable warrants and origination fees.  Expenses incurred during the year ended December 31, 2008 were approximately $1.14 million as compared to $.28 million, for the same period in 2007. Whereas 2007 financing was sustained through the issuance of the Series A preferred offering, 2007 did not have a comparable level of interest expense as was recognized during 2008. The 2007 bridge loans were completely retired as of July 1, 2008.

Derivative Revaluation

Derivative revaluations are recognized whenever the Company incurs a liability to issue an equity instrument. The instrument is revalued quarterly until the point in time that the liability is settled.  Derivative revaluation expense for the year ended December 31, 2008 resulted in a credit of $(.003) million compared with a credit of $(.072) million for the same period ended in 2007.  During 2007, the Company funded its capital needs with debt that offered detachable warrants. These warrants were not settled until March 2008, at which point the Company’s stock values were lower, giving rise to the nominal credit in 2008.  There are no new obligations as of December 31, 2008.

Net Loss

For the fiscal year ended December 31, 2008, our net loss before income taxes increased $3.8 million, or 65%, to $9.6 million on revenue of $.7 million, from an operating loss of approximately $5.8 million on revenue of $.6million for the fiscal year ended December 31, 2007. As discussed above, the factors primarily affecting this increase in operating loss were increased selling, general and administrative costs, increased research and development costs and increased interest expense of related party debt.

The net loss applicable to common shareholders of $10.6 million for the year ended December 31, 2008 compared to a loss of $14.3 million for the year ended December 31, 2007 reflects a decrease of approximately 26%. The loss includes non-cash charges related to preferred stock dividends and beneficial conversion feature of $1.1 million in 2008 compared with $8.4 million in 2007.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception through fiscal year ended December 31, 2008, we generated insignificant revenue from operations. We believe we had sufficient funds on December 31, 2008 to conduct our operations through 2009, which were primarily the result of the closings of financing with the Quercus Trust. If we do not significantly increase our revenues, obtain additional government grants or raise more money through sale of equity during 2009 we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations after this period. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Cash, Cash Equivalents, Short Term Investments and Working Capital

At December 31, 2008, we had approximately $3.1 million of cash and cash equivalents compared to approximately $0.7 million at December 31, 2007.  At December 31, 2008 working capital was $5.4 million compared to a working capital deficit of $(2.9) million at December 31, 2007. Cash equivalents consist of short-term liquid investments with original maturities of no more than three months and are readily convertible into cash and consisted of the following at December 31, 2008:

	Coupon / Yield	Maturity	December 31, 2008

United States Treasury Bills		Feb-09	$999,840
Fidelity Institutional Money Market	2.08%	n/a	$1,756,105

At December 31, 2008, we had the following short term investments of $2,193,920 consisting of short-term liquid investments with original maturities that exceed three months at December 31, 2008:

	Coupon / Yield	Maturity
Certificate of Deposit, Pacific Capital	2.9%	Mar-09	$97,000
Certificate of Deposit, Wachovia MTG FSB	2.9%	Mar-09	$97,000
United States Treasury Bills		Feb -09	$1,999,920

Cash Flows from Operating Activities

Net cash used in operations for the year ended December 31, 2008 was $(8.9) million. Cash used in operations for this same period ended December 31, 2007 was approximately $(3.7) million. The use of cash in operations is reflective of the net loss before income taxes at this developmental stage of the business. The cash used in operations for the year ended December 31, 2008 is also reflective of the growth of inventories.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2008 was $(3.6) million compared to $(1.2) million for the same period ended December 31, 2007.  Cash used by investing activities for the year ended December 31, 2008 was used to purchase short-term investments and for the purchase of equipment for both production and research and development for both years ended December 31, 2008 and 2007.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 was approximately $15.0 million compared to $2.0 million for the same period ended December 31, 2007. Financing activities for the year ended December 31, 2008 consisted of $16.5 million from the issuance of common stock and the repayment of $1.5 million for retirement of the 2007 bridge loans during 2008.  Financing activities for the year ended December 31, 2007 consisted of $1.6 million received from the bridge loan financing and $.4 million from the issuance of preferred stock.

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

The Quercus Investment: On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus Trust, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with a five-year common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

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

On June 30, 2008, the Company completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that the Company had previously entered into. Prior to June 30, certain of the bridge lenders had converted $280,684 into 133,659 shares of common stock and warrants to purchase 199,988 shares of common stock at an exercise price of $2.60 per share. On June 30, 2008, one of the Company’s directors converted $800,000 of Bridge Loan indebtedness into 380,952 shares of common stock and a warrant to purchase 380,952 shares at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment. As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments.

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $1.00 per share.

Critical Accounting Policies, Judgments and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Item 8   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Axion Power International, Inc.

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity and comprehensive income for the years then ended and for the period since inception (September 18, 2003) through December 31, 2008. Axion Power International Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period since inception (September 18, 2003) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 24, 2009

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,124,168	$671,244
Short-term investments	2,193,920	-
Accounts receivable	128,035	133,646
Other receivables	64,456	341,801
Inventory	1,269,515	375,635
Prepaid expenses	78,989	82,102
Total current assets	6,859,083	1,604,428

Property & equipment, net	3,274,183	2,119,252
Other receivables, non-current	28,388	-
TOTAL ASSETS	$10,161,654	$3,723,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,324,287	$1,573,436
Other current liabilities	162,580	583,591
Notes payable to related parties	-	2,259,826
Liability to issue equity instrument	-	106,183
Total current liabilities	1,486,867	4,523,036

Deferred revenue	751,096	840,945
Total liabilities	2,237,963	5,363,981

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
. Senior preferred – 1,000,000 shares designated . 137,500 issued and outstanding (137,500 in 2007)	1,656,735	1,515,376
. Series A preferred – 2,000,000 shares designated . 718,997 shares issued and outstanding (822,997 in 2007)	9,440,359	9,802,894
Common stock-100,000,000 shares authorized $0.0001 par value 26,417,437 issued & outstanding (16,498,298 in 2007)	2,641	1,625
Additional paid in capital	46,184,287	25,768,331
Deficit accumulated during development stage	(49,111,062)	(38,498,704)
Cumulative foreign currency translation adjustment	(249,269)	(229,823)
Total Stockholders' Equity	7,923,691	(1,640,301)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,161,654	$3,723,680

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Years Ended		Inception
	December 31,		(9/18/2003) to
	2008	2007	December 31, 2008

Revenues	$679,559	$533,911	$1,488,847
Costs of goods sold	368,922	283,357	1,210,262
Gross profit	310.637	250.554	278.585

Expenses
Selling, general & administrative	4,846,189	3,720,632	18,015,381
Research & development	3,960,909	2,155,873	13,951,670
Impairment of assets	-	-	1,391,485
Interest expense - related party	1,137,436	276,651	2,151,923
Derivative revaluation	(2,844)	(72,236)	362,508
Mega C Trust Share Augmentation (Return)	-	-	400,000
Interest & other income, net	(57,224)	(47,708)	(534,152)
Net loss before income taxes	(9,573,829)	(5,782,658)	(35,460,230)

Income Taxes Expense (Benefit)	(79,170)	83,469	4,299
Deficit accumulated during development stage	(9,494,659)	(5,886,127)	(35,464,529)

Less preferred stock dividends and beneficial conversion feature	(1,117,699)	(8,417,955)	(13,646,533)
Net loss applicable to common shareholders	$(10,612,358)	$(14,284,082)	$(49,111,062)

Basic and diluted net loss per share	$(0.46)	$(0.88)	$(3.11)

Weighted average common shares outstanding	22,826,187	16,247,299	15,776,245

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Years Ended		Inception
	December 31,		(9/18/2003) to
	2008	2007	12/31/2008

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(9,494,659)	$(5,866,127)	$(35,464,529)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities
Depreciation	189,804	176,196	543,286
Impairment of assets	-	-	1,391,486
Non-cash interest expense	868,211	224,536	1,830,583
Derivative revaluations	(2,844)	(72,236)	362,508
Equity instruments issued for services	861,705	478,113	4,350,499
Mega C Trust Share Augmentation (Return)	-	-	400,000
Changes in Operating Assets & Liabilities
Accounts receivable	5,612	(88,639)	(134,905)
Other receivables	277,345	87,233	(42,496)
Prepaid expenses	3,113	10,478	(76,401)
Inventory	(893,879)	(108,449)	(1,269,514)
Accounts payable	(249,149)	661,969	2,978,931
Other current liabilities	(421,009)	(252,500)	183,712
Deferred revenue and other	(2,370)	840,945	838,575
Liability to issue equity instruments	-	178,419	178,419
Net cash used by operating activities	(8,858,120)	(3,730,062)	(23,929,846)

Cash Flows from Investing Activities
Short term investments	(2,193,920)	-	(2,193,920)
Long term notes, net	(28,388)	-	(1,245,404)
Purchase of property & equipment	(1,432,213)	(1,250,643)	(3,814,180)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(3,654,521)	(1,250,643)	(7,421,392)

Cash Flow from Financing Activities
Proceeds from related party debt, net	(1,483,485)	1,630,032	5,179,771
Proceeds from sale of common stock; net of costs	16,468,500	-	20,185,905
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	390,500	7,472,181
Net cash provided by financing activities	14,985,015	2,020,532	34,493,357

Net Change in Cash and Cash Equivalents	2,472,374	(2,960,173)	3,142,119
Effect of Exchange Rate on Cash	(19,450)	21,137	(17,951)
Cash and Cash Equivalents - Beginning	671,244	3,610,280	-
Cash and Cash Equivalents - Ending	$3,124,168	$671,244	$3,124,168

The Accompanying Notes are an Integral Part of the Financial Statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For Periods Ended December 31, 2003; 2004; 2005; 2006; 2007; 2008
(A Development Stage Company)

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Inception September 18, 2003	0	$0		0	$0	$0	$0	$0	$0	$0
Shares to founders upon formulation of APC				1,360,000	137	(137)	0			0
Stock based compensation				170,000	17	48,936				48,953
Conversion of debt to equity				1,108,335	111	1,449,889	(350,000)			1,100,001
Debt Discount from convertible debt						86,402				86,402
Unamortized discount on convertible debt						(77,188)				(77,188)
Fair value of options issued as loan inducements						15,574				15,574
Shared issued during Recapitalization
- Shares issued to Mega-C trust				6,147,483	615	(615)				0
- Equity acquired in recapitalization				1,875,000	188	(188)				0
Net Loss December 31, 2003								(3,097,030)		(3,097,030)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(56,547)	(56,547)
Comprehensive loss										(3,153,577)
Balance at December 31, 2003	0	$0		10,660,818	$1,067	$1,522,674	$(350,000)	$(3,097,030)	$(56,547)	$(1,979,836)
Shares issued to founders				445,000	45	(45)				0
Augmentation shares issued to Mega-C trust				180,000	18					0
Conversion of debt				283,333	28	451,813	350,000			801,841
Warrants in consideration for technology purchased						563,872				563,872
Common stock offering - net of cost				823,800	81	1,607,053				1,607,134
Proceeds from exercise of warrants				475,200	48	867,972				868,020
Liability converted as partial prepayment on options						306,000				306,000
Stock based compensation				45,000	5	191,738				191,742
Fraction Shares Issued Upon Reverse Spilt				48,782	5	(5)				0
Net Loss December 31, 2004								(3,653,637)		(3,653,637)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(74,245)	(74,245)
Comprehensive loss										(3,727,882)
Balance at December 31, 2004	0	$0		12,961,933	$1,296	$5,511,054	$0	$(6,750,667)	$(130,792)	$(1,369,109)
Proceeds From Exercise of Warrants & Options				853,665	85	1,283,395	(496,000)			787,480
Common Stock Offering Proceeds				600,000	60	1,171,310	(200,000)			971,370
Preferred Stock Offering proceeds	385,000	3,754,110					(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)		1,470,000	147	2,475,260				0
Stock issued for services				500,000	50	1,524,950				1,525,000
Fair Value of Options for Non-Employee Services						237,568				237,568
Employee incentive share grants				219,000	22	647,480				647,502
Impact of beneficial conversion feature						3,099,156		(3,099,156)		0
Preferred Stock Dividends		176,194						(176,194)		0
Net Loss December 31, 2005								(6,325,113)		(6,325,113)

Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(24,780)	(24,780)
Comprehensive loss										(6,349,893)
Balance at December 31, 2005	140,000	$1,454,897		16,604,598	$1,661	$15,950,173	$(721,000)	$(16,351,130)	$(155,572)	$179,028

Preferred Series A Proceeds	782,997		7,571,768							7,571,768
Preferred - Dividends		119,092	103,101					(222,193)		0
Senior Preferred Cancellation	(2,500)	(25,000)					25,000			0
Common Stock Offering Proceeds				80,000	8	199,992	696,000			896,000
Proceeds from exercise of warrants				56,700	6	113,394				113,400
Employee incentive share grants				6,000	1	23,999				24,000
Augmentation shares issued to Mega-C trust				(500,000)	(50)	(1,124,950)				(1,125,000)
Stock based compensation						1,241,231				1,241,231
Fair value of warrants with related party debt						885,126				885,126
Modification of preexisting warrants						392,811				392,811
Fair value warrants issued for services						86,848				86,848
Beneficial conversion feature on related party debt						95,752				95,752
Beneficial conversion feature on Preferred Stock			(6,096,634)			6,709,970		(613,336)		0
Net Loss December 31, 2006								(7,027,963)		(7,027,963)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(95,387)	(95,387)
Comprehensive loss										(7,123,350)

Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	1,625	24,574,346	-	(24,214,622)	(250,959)	$3,237,614

Preferred Series A Proceeds	40,000		337,270							337,270
Preferred - Dividends		130,566	1,790,755					(1,921,321)		0
Employee incentive share grants				1,000	0	315,950				315,950
Stock based compensation						215,393				215,393
Fair value of warrants with related party debt						98,463				98,463
Modification of preexisting warrants		(164,179)				164,179				0
Beneficial conversion feature on Preferred Stock			6,096,634			400,000		(6,496,634)		0
Net Loss December 31, 2007								(5,866,127)		(5,866,127)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									21,136	21,136
Comprehensive loss										(5,844,991)

Balance at December 31, 2007	960,497	$1,515,376	$9,802,894	16,248,298	$1,625	$25,768,331	$0	$(38,498,704)	$(229,823)	$(1,640,301)

Preferred - Dividends		141,359	976,340					(1,117,699)		0
Preferred Converted into Common Stock	(104,000)		(1,338,875)	1,071,099	107	1,338,768				0
Bridge Loans Converted into Common Stock				514,611	51	1,080,633				1,080,684
Proceeds from Quercus Trust-net of costs				8,571,429	857	15,273,908				15,274,765
Employee incentive share grants				12,000	1	435,725				435,726
Stock based compensation						425,979				425,979
Fair value of warrants with related party debt						667,208				667,208
Fair value warrants issued for services						1,193,735				1,193,735
Net Loss December 31, 2008								(9,494,659)		(9,494,659)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(19,446)	(19,446)
Comprehensive loss										(9,551,990)

Balance at December 31, 2008	856,497	$1,656,735	$9,440,359	26,417,437	$2,641	$46,184,287	$0	$(49,111,062)	$(249,269)	$7,923,691

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

Axion is developing innovative battery/energy storage device technology. The Company continues its research and development and has entered the testing phase of its unique battery designs. Development activities, testing and prototype manufacturing is performed at the Company’s manufacturing facility. The Company also manufactures on a limited basis specialty batteries for resale.

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

Fair Value of Financial Instruments: FASB No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

On January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in SFAS No. 157 is applicable to fair value measurement where it is permitted or required under other accounting pronouncements.
SFAS No. 157 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

•	Level 1 consists of observable market data in an active market for identical assets or liabilities.
•	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.
•
Level 3 consists of unobservable market data. The input may reflect the assumptions of the Company of what a market participant would use in pricing an asset or liability. If there is little available market data, then the Company’s own assumptions are the best available information.

 In the case of multiple inputs being used in a fair value measurement, the lowest level input that is significant to the fair value measurement represents the level in the fair value hierarchy in which the fair value measurement is reported.

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

Accounts Receivable: The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts and established an allowance for doubtful accounts for specific accounts that are considered at risk as to collection. When a customer account is considered to be uncollectible it is written off against the related allowance. . No interest is accrued on past due accounts receivable.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of December 31, 2008, no reserve for obsolescence was deemed necessary. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities. As of December 31, 2008, inventory costs of $1,270,000 consisted of $354,000 of finished goods, $344,000 of work-in-process and $572,000 of raw materials. These amounts include $535,000 of finished batteries, work-in-process and raw materials for our manufacturing subcontract. As of December 31, 2007 inventory costs of $376,000 consisted of  $302,000 of raw materials,  $55,000 of work-in-process and $19,000 of finished goods.

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

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB No. 144 (FASB 144), “Accounting for the Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. There were no impairments recognized for years ended December 31, 2008 and 2007.

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

Recent Accounting Pronouncements:

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115,” (FASB 159), was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008, with early adoption permitted. The adoption of FASB No. 159 did not have a material impact on the Company’s consolidated financial position, results of operation, or cash flows.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”).  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a material effect.

Reclassifications

Certain reclassifications have been made to the 2007 financial statement presentation to correspond to the current year’s presentation. Total equity and net income are unchanged due to these reclassifications.

Note 3 -            Grant Revenue

Grants from Commonwealth of Pennsylvania: On April 30, 2007, the Company was awarded a series of retroactive grants from the Commonwealth of Pennsylvania with an aggregate value of $1.2 million. Grants for $900,000 were specifically designated for equipment purchases and the remaining $300,000 for job training and tax credits. The $150,000 Opportunity Grant Program grant requires the Company to hire 86 full-time employees by March 31, 2009, spend a total of $6,492,300 of non-public funds as part of the company’s operating expenses and equipment purchases by March 31, 2009 and maintain an operation in Neshannock Township through March 31, 2011. Failure to meet these goals could result in a partial return of the $150,000 grant allocation. During the year ended December 31, 2007, the Company recognized amounts related to these grants for the purchase of equipment. The Company records equipment grants as other receivables and deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement at a rate of 75% of the amount paid by the Company. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2008, deferred revenue was $751,096. During the year 2008, $89,849 of income was recorded for the amortization of deferred revenue. As of December 31, 2007, other receivables included $239,861 and deferred revenue of $840,945 was recorded for equipment grants. During the year ended December 31, 2007, $662,000 of cash was received and $60,916 of income was recorded for the amortization of the deferred revenue.

Note 4 -            Fair Value Measures

The Company has determined the fair value of certain assets through application of SFAS No. 157, Fair Value Measurements.

Fair value of assets and liabilities measured at December 31, 2008 are as follows:

Fair Value Measurements at Reporting Date Using:

		Quoted Prices In Active Markets for
	Fair Value	Identical Assets/Liabilities (Level 1)
December 31, 2008:

Available-for-sale securities

Certificates of Deposit	$194,000	$194,000

United States Treasury Bills	$1,999,920	$1,999,920

The Company did not hold any securities for the year ended December 31, 2007.

There were no gains or losses (realized and unrealized) included in earnings for the periods reported in investment income.

Financial assets and liabilities valued using level 1 inputs are based on unadjusted quoted market prices within active market.

Note 5 — Property and Equipment

A summary of property and equipment at December 31, 2008 and 2007is as follows:

	Estimated useful
	life	2008	2007
Asset deposit		$-	$-
Leasehold improvements	10	105,888	92,525
Machinery & equipment	3-22 years	3,801,600	2,382,749
Less accumulated depreciation		633,305	356,022
Net		$3,274,183	$2,119,252

Note 6 - Related Party Debt Financing

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

Mr. Averill’s loan obligations specifically state that the warrant will be dated three years from date of issue. Whereas none of these warrants were issued during 2007, the expiration date on his warrants relating to both the 2006 carryover and the 2007 was not determined until 2008. In conjunction with this loan obligation carried over from 2007, the Company satisfied the remainder of its obligation to issue 366,000 warrants to Mr. Averill. Because of the delay in processing, these 3 year warrants, exercisable at a price of $6.00, were issued with an expiration date of March 31, 2011. Due to lower stock prices at the time of modification, the modification of these instruments resulted in a net decrease in fair value of these instruments.

In October 2007, Igor Filipenko, a member of the Board of Directors,  loaned the Company $115,000 under substantially the same agreement as Mr. Averill’s loan agreement of August 2007. Mr. Filipenko earns interest at a coupon rate of 12% per annum with a scheduled maturity of December 31, 2007. As additional consideration for this loan, Mr. Filipenko is to receive a 3-year warrant to purchase 5,250 shares of common stock upon loan inception, and an additional 500 warrants for each business day between the loan inception date and repayment date. The number of warrants pegged to repayment is not to exceed 26,500 warrants.  At the end of 2007, the Company had an obligation to issue an additional 31,750 warrants from this loan upon extinguishment on December 17, 2007. In conjunction with this loan obligation carried over from 2007, the Company satisfied the remainder of its obligation to issue 31,750 warrants to Mr. Filipenko. Because of the delay in processing, these 3 year warrants, exercisable at a price of $6.00, were issued with an expiration date of March 31, 2011. Due to lower stock prices at the time of modification, the modification of these instruments resulted in a net decrease in fair value of these instruments.  (See discussion of this loan under the caption “Secured Bridge Loan Financing” below). (See discussion of this loan under the caption “Secured Bridge Loan Financing” below).

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

In December 2007, Glenn Patterson (HAP), a member of the Board of Directors, contributed $92,000 in cash and received a note discount of $8,000 reflecting loan origination fees by participating in the fourth quarter short-term bridge loan arrangement offered by the Company. The loan has an original maturity of March 31, 2008, bears an initial interest rate of 14% per annum, and is jointly secured, along with all other investors in the Secured Bridge Loan, by all the assets including intellectual property assets of the Company and its subsidiaries. As additional consideration for this loan, Mr. Patterson is to receive a warrant to purchase 3,405 shares of common stock. The warrants are exercisable for a period of five years from loan inception at a price of $2.35 per share. (See discussion of this loan under the caption “Secured Bridge Loan Financing” below).

2008 Activity:

The 2007 Bridge Loans had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company, with higher interest rates to apply to each such extension.

On May 29, 2008, Glenn Patterson (HAP) converted $4,200 of his Bridge Loan into equity under the same terms offered to Quercus discussed in Item 7 “Recent Financing Activities” , with the $95,800 in principal repaid under the terms of the note for the Bridge Loan. Mr. Patterson received 4,627 warrants valued at $3,990 utilizing the Black-Scholes-Merton option pricing model.

 On June 30, 2008, Igor Filipenko was repaid $225,000 in principal under the terms of the note for the Bridge Loan.  Mr. Filipenko received 9,148 warrants valued at $9,768 utilizing the Black-Scholes-Merton option pricing model.

On June 30, 2008, Robert Averill, converted $800,000 under the same terms offered to Quercus discussed in Item 7 “Recent Financing Activities”, with the $1,000,000 in principal repaid  on July 1, 2008 under the terms of the note for the Bridge Loan.  Mr. Averill received 457,542 warrants valued at $342,748 utilizing the Black-Scholes-Merton option pricing model.

Options and Warrants: The loan agreements disclosed above provided for the aggregate issuance of 484,278 common stock purchase warrants, with only 86,528 having been issued as of December 31, 2007. We satisfied our obligation to issue the remainder of 397,750 warrants in March 2008 by issue to two of our directors.  As of December 31, 2007, the warrants due under these agreements had been valued at 276,882 and recorded as a note discount. Note discount of $154,201 had been amortized during the year ended December 31, 2007, of which $152,884 relates to the warrant obligations under these 2007 loans. $289,075 of unamortized debt discount relating to the 2007 obligations was amortized during the 1st quarter of 2008.  Because of the delay in processing, these 3 year warrants, exercisable at a price of $6.00, the settlement warrants were issued with an expiration date of March 31, 2011. Due to lower stock prices at the time of modification, the modification of these instruments resulted in a net decrease in fair value of these instruments. Decreases in fair value of embedded options resulting from a modification should not be recognized and accordingly are not reflected on the Company’s financial statements.

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

Total funding received under the Secured Bridge Loan as of December 31, 2007 amounted to $2,541,216, with additional funding of $100,000 in January of 2008. $2,125,000 was funded by three members of the Board of Directors, with the balance funded by four accredited investors.

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

On June 30, 2008, a director, exercising his rights to convert under the same terms converted $800,000 of indebtedness under the Bridge Loans into 380,952 shares of common stock and warrants to purchase 380,952 shares of common stock at an exercise price of $2.60 per share, such warrants will expire on June 29, 2013. The remaining balance due, $1,235,028, of indebtedness from the Bridge Loans was repaid on July  1, 2008 with a portion of the proceeds from the Final Quercus Investment (as described below). The Bridge Loans have been fully repaid or converted, and there is no remaining indebtedness under these instruments.

Interest Expense:  Interest expense recognized for the year ended December 31, 2008 in connection with certain notes payable to related parties amounted to $1,137,485.  Of this total $277,045 relates to the interest coupon and $860,443 to the amortization of note discount associated with loan origination fees and detachable warrants.   The amounts reported as interest expense-related party on the income statement include payments to four accredited investors with certain associations to related parties. Interest expense recognized for the year ended December 31, 2007 in connection with these notes and related liabilities amounted to $276,651, of which $117,058 relates to the amortization of the note discount for warrants granted, $37,143 relates to the amortization of note discount reflected by the Secured Bridge Loan’s origination fees, and the remainder relates to the stated interest rate on the outstanding balance. In December 2007, loan origination fees of $202,216 were recognized as note discounts related to funding received in the fourth quarter on the Secured Bridge Loan. In January 2008, $7,500 in origination fees were recognized as a note discount in connection with an additional $92,500 of cash received for these notes. These note discounts are being amortized as interest expense over the life of the respective notes.

Note 7— Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 100,000,000 shares of common stock and 12,500,000 shares of preferred stock. This represents an increase in the number of authorized common shares from 50,000,000 pursuant to the Shareholder meeting vote on November 12, 2008.

 Common Stock:  At December 31, 2008, 26,417,437 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

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

At December 31, 2008, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding, and 718,997 shares of Series A Convertible Preferred stock were issued and outstanding.

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

Senior Preferred: During 2006, a subscription for senior preferred shares was cancelled, reducing the balance by 2,500 shares or $25,000. The senior preferred had an initial stated value of $10.00 per share. Accrued dividends that are not paid in cash within 10 days of a payment date will automatically be added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the earnings through 2008 and the expected future stated value of the senior preferred at the end of each quarter through December 31, 2009.

Quarter Ended	Adjusted Stated Value	Quarter Ended	Adjusted Stated Value

31-Mar-08	$12.72	31-Mar-09	$13.77

30-Jun-08	$12.97	30-Jun-09	$14.04

30-Sep-08	$13.23	30-Sep-09	$14.32

31-Dec-08	$13.50	31-Dec-09	$14.61

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

Because the Company was not current with respect to its reporting obligations through December 31, 2007, the series A preferred annual dividend rate increased to 20% of the stated value. All but one of the series A preferred shareholders elected to reinvest their preferred dividends back into series A preferred shares. As of December 31, 2006, $103,101 of dividends has been accrued, including $97,896 in non-cash and $5,205 in cash dividends. No cash dividends have been paid with respect to the series A preferred shares. Non-cash dividends have increased the value of the series A preferred shares by $0.13 to a stated value of $10.13 as of December 31, 2006.

The series A preferred had an initial stated value of $10.00 per share. Non-cash dividends are automatically added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. The following table summarizes the earnings through 2008 and the expected future stated value of the series A preferred at the end of each quarter through December 31, 2009.

Quarter Ended	Adjusted Stated Value	Quarter Ended	Adjusted Stated Value

31-Mar-08	$12.61	31-Mar-09	$13.92

30-Jun-08	$12.93	30-Jun-09	$14.26

30-Sep-08	$13.25	30-Sep-09	$14.62

31-Dec-08	$13.58	31-Dec-09	$14.99

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

Equity Transactions –Year ended December 31, 2008

Senior Preferred: At December 31, 2008, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. As of December 31, 2008, $567,181 in dividends has been accrued to cover the Company’s obligations with regard to the 8% Cumulative Convertible Senior Preferred stock. No cash dividends have been paid with respect to these shares. Non-cash dividends have increased the value of the Senior Preferred shares by $3.50 to a stated value of $13.50 per share.

Series A Preferred: With the Company becoming current with respect to its reporting obligations under the Securities Exchange Act of 1934, the dividend rate on its Series A Preferred reduced to an annual rate of 10% of the Stated Value. During the year ended December 31, 2008, 104,000 Series A Preferred shares along with accrued dividends of $298,875 were converted into 1,071,099 common shares. As of December 31, 2008, $2,571,321in dividends have been accrued. No cash dividends have been paid with respect to the Series A Preferred shares. Non-cash dividends have increased the value of Series A Preferred shares by $3.58 to a stated value of $13.58 per share. As of December 31, 2008, 718,997 shares of Series A Convertible Preferred stock were issued and outstanding.

Common Stock Issuances: The following table represents per share issuances of common stock from inception through December 31, 2008, pursuant to FASB No. 7, “Development Stage Enterprises”:

2003

Description:	Date	Shares	Per share valuation	Business reason:

Shares issued to founders	9/18/2003	1,360,000	$0.00	original capitalization-no contributed capital

APC Founder	9/18/2003	170,000	$0.29	services rendered with respect to formation

Seed debt financing	12/31/2003	500,000	$1.00	conversion of debt and accrued interest to common stock

Series I convertible debt	12/31/2003	533,334	$1.50	conversion of debt and accrued interest to common stock

Series II convertible debt	12/31/2003	75,000	$2.00	conversion of debt and accrued interest to common stock

Mega-C Trust	12/31/2003	6,147,484	$0.00	In lieu of shares issuable to founders

Tamboril shareholders	12/31/2003	1,875,000	$0.00	recapitalization measured at fair market value of Tamboril assets

2003 Totals		10,660,818	$0.14

2004

Description:	Date	Shares	Per share valuation	Business reason:

Shares issued to founders	1/9/2004	445,000	$0.00	In lieu of shares issuable to founders

Mega-C Trust	1/9/2004	180,000	$0.00	adjustment is shares issuable to founders

Officer	1/9/2004	45,000	$1.60	services rendered by former officer

Series I convertible debt-Igor Filipenko	1/9/2004	50,000	$1.00	conversion of debt and accrued interest to common stock

Series II convertible debt-Turitella	1/9/2004	133,333	$1.50	conversion of debt and accrued interest to common stock

Series III convertible debt-Turitella	1/9/2004	100,000	$2.00	conversion of debt and accrued interest to common stock

Series II common stock offering	2/1/2004	175,000	$2.00	common stock & warrants issued for cash

Series III common stock offering	3/31/2004	288,100	$3.00	common stock & warrants issued for cash

Exercise of Series I warrants	various	316,700	$1.50	warrants exercised pursuant to original terms

Exercise of Series II warrants	various	125,000	$2.28	warrants exercised pursuant to original terms

Exercise of Series II warrants	various	33,500	$3.23	warrants exercised pursuant to original terms

November emergency funding	11/1/2004	314,000	$1.50	common stock & warrants issued for cash

December emergency funding	12/1/2004	46,700	$1.50	common stock & warrants issued for cash

Fractional shareholders	12/31/2004	48,782	$0.00	shares issued due to reverse split rounding formula

2004 Totals		2,301,115	$1.37

2005

Description:	Date	Shares	Per share valuation	Business reason:

Mega-C Trust	2/28/2005	500,000	$3.05	Trust augmentation

Banca di Unionale	3/18/2005	30,000	$2.00	conversion of Preferred and accrued dividends

Banca di Unionale	4/20/2005	20,000	$2.00	conversion of Preferred and accrued dividends

C&T employees	4/1/2005	219,000	$2.50	employee incentive share grants

7 individuals	6/10/2005	29,565	$3.57	Exercise of Director options

3 individuals	7/11/2005	190,000	$1.58	conversion of Preferred and accrued dividends

Banca di Unionale	7/11/2005	10,000	$1.60	exercise of preferred warrants

3 individuals	8/28/2005	150,000	$1.67	conversion of Preferred and accrued dividends

James Smith	9/7/2005	30,000	$1.67	conversion of Preferred and accrued dividends

2 individuals	9/28/2005	1,050,000	$1.69	conversion of Preferred and accrued dividends

2 individuals	various	226,900	$1.79	exercise of Series I warrants

3 individuals	various	91,200	$2.40	exercise of Series III warrants

2 individuals	various	25,000	$1.60	exercise of Preferred warrants

Officer	10/20/2005	446,000	$1.00	exercise of warrants and options

Officer	10/20/2005	25,000	$2.00	exercise of warrants

6 individuals	12/1/2005	600,000	$2.00	common stock and warrants

2005 Totals		3,642,665	$1.94

2006

2 individuals	4/21/06	80,000	2.50	Common stock and warrants issued for cash

Officer	4/21/06	56,700	2.00	Exercise of non-plan incentive option granted to CEO

Officer	4/21/06	6,000	4.00	Unrestricted share grant to CTO

Mega-C Trust	11/28/06	(500,000)	2.25	Return of shares per settlement agreement

2006 Totals		(357,300)	$2.20

2007

Officer	12/01/07	1,000	2.30	Unrestricted share grant to VP Mfg Engineering

2007 Totals		1,000	$2.30

 2008

Officer	01/01/08-12/01/08	12,000	1.85	Unrestricted share grant to VP Mfg Engineering

Quercus Trust	1/14/08	1,904,762	2.15	Common stock and warrants issued for cash

Individual	3/31/08	106,659	2.30	Conversion of bridge loan and accrued interest

Quercus Trust	4/08/08	1,904,762	2.25	Common stock and warrants issued for cash

Individual	4/21/08	25,000	2.30	Conversion of bridge loan and accrued interest

Individual	5/06/08	508,512	2.10	Conversion of Series A Preferred Shares and accrued dividends

Director	5/29/08	2,000	2.10	Conversion of bridge loan and accrued interest

Quercus Trust	6/30/08	4,761,905	1.78	Common stock and warrants issued for cash

Director	6/30/08	380,952	1.78	Conversion of bridge loan and accrued interest

Individual	8/20/08	520,787	1.79	Conversion of Series A Preferred Shares and accrued dividends

Individual	9/11/08	41,800	1.75	Conversion of Series A Preferred Shares and accrued dividends

2008 Totals		10,169,139	$1.94

Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2008.. The table provides summary information on the various warrants issued by the Company in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

	2008		2007
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Warrants outstanding January 1	2,588,391	$4.39	3,761,213	$3.21

Granted during year	12,163,881	2.6	484,278	$5.35

Exercised	-	0.00	-	0.00

Lapsed	(473,500)	2.00	(1,657,100)	$2.00

Outstanding at December 31	14,278,772	$2.94	2,588,391	$4.39

Weighted average years remaining	3.9		2.10

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

During 2006 and 2007, as a response to substantial unanticipated registration delays, the Company extended the expiration dates of certain warrants that were issued in 2003, 2004 and 2005. Under the extensions, which presently expire in December 2007 and March 2008, the Company has retained the right to redeem the warrants at a price of $.01 per warrant if the underlying stock has been included in an effective registration statement under the Securities Act and has traded at an average bid price of $4 per share or more for at least 30 days before the call for redemption. The accounting treatment for the modifications is discussed above.

Note 8 - Equity Compensation

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

The compensation cost that has been charged against income for options granted under the plans was $425,979 for the year ended December 31, 2008. The impact of these expenses to basic and diluted loss per share was approximately $0.02 per share during the year. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2008, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

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

In June 2008, the Company issued 80,000 shares of restricted common stock to the Company’s Chief Technical Officer, Edward Buiel, pursuant to his 2008 employment agreement, which were valued at $143,500 on the date of grant. 30,000 will vest on December 29, 2009, and 50,000 will vest on May 31, 2011. The Company will recognize this as compensation over the requisite service period. $35,063 in compensation expense was recorded for the year ended December 31, 2008.

In June 2008, the Company issued 90,000 shares of restricted common stock to the Company’s Chief Financial Officer, Donald Hillier, pursuant to his 2008 employment agreement, which were valued at $166,500 on the date of grant, which will vest in equal 30,000 share amounts on June 16 of each of 2009, 2010 and 2011.  The Company will recognize this as compensation over the requisite service period. $30,062 in compensation expense was recorded for the year ended December 31, 2008.

In June 2008, the Company issued 50,000 shares of restricted common stock to an employee, pursuant to his 2008 employment agreement, which were valued at $92.500 on the date of grant, which cliff vest on June 15, 2011.  The Company will recognize this as compensation over the requisite service period. $16,701 in compensation expense was recorded for the year ended December 31, 2008.

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

During the year ended December 31, 2008, the Company issued 179,555 5-year options to five of its directors. Of this amount 5,555 with an exercise price of $3.60 per share vested in November 2008 and the remainder vest 1/3 per year over the next three years. These options are exercisable at a price of $1.38 per share, expiring five years from vest date and are valued at $130,150 utilizing the Black-Scholes-Merton option pricing model, of which $16,230 was expensed in 2008.

Non-plan Equity Incentives Not Approved by Stockholders: The Company has issued 789,500, 228,000, 1,131,000, 300,000 and 629,300 stock purchase options in the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively, to officers, employees, attorneys and consultants in connection with contractual agreements that do not reduce the shares available under the shareholder’s approved plans. The following paragraphs summarize these contractual stock options.

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

In March and June 2008, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 40,000 shares of common stock at an exercise price of $4.50. All of these options were vested by June 2008. These options are valued at $20,625 utilizing the Black-Scholes-Merton option pricing model with $20,625 recorded as compensation in 2008.

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

Seven employees were granted contractual options to purchase an additional 179,500 shares of our common stock at a price of $2.50 per share. 43,500 of these options vested in December upon execution of the employment contracts, with the balance vesting over the life of these contracts and are exercisable for a period of three years from the vesting date. These options are valued at $36,171, utilizing the Black-Scholes-Merton option pricing model with $5,330 of compensation recorded in 2008.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2004	3.8%	0.0%	59.1%	60 months
2005	4.0%	0.0%	52.0%	100 months
2006	4.7%	0.0%	53.6%	45 months
2007	3.9%	0.0%	54.4%	62 months
2008	2.8%	0.0%	51.4%	58 months

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

The following table provides consolidated summary information on the Company’s equity compensation plans for the years ended December 31 2004, 2005, 2006, 2007 and 2008.

		2004
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2003	-	$0.00	$$0.00
Granted	736,350	$3.53	$$2.87
Exercised	-	$0.00	$$0.00
Forfeited or lapsed	-	$0.00	$$0.00
Options outstanding at December 31,2004	736,350	$3.53	$$2.87	6.34

		2005
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2004	736,350	$3.53	$$2.87
Granted	1,254,500	$2.48	$$1.34
Exercised	(358,865)	$1.65	$$2.32
Forfeited or lapsed	(182,100)	$3.04	$$1.44
Options outstanding at December 31,2005	1,449,885	$3.12	$$1.86	7.73

		2006
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2005	1,449,885	$3.12	$1.86
Granted	1,191,000	$5.42	$0.82
Exercised	-	$0.00	$0.00
Forfeited or lapsed	(894,000)	$3.24	$1.94
Options outstanding at December 31,2006	1,746,885	$4.62	$1.05	3.70	$634,903
Options exercisable at December 31,2006	1,192,385	$5.11	$0.97	2.90	$254,903

		2007
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2006	1,746,885	$4.65	$1.03
Granted	228,000	$4.82	$0.87
Exercised	-	$0.00	$0.00
Forfeited or lapsed	(124,000)	$2.50	$1.14
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00	1.5	$18,000
Options exercisable at December 31,2007	1,442,385	$4.88	$0.93	2.0	$6,000

		2008
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00
Granted	969,055	$2.38	$0.73
Exercised	-	$0.00	$0.00
Forfeited or lapsed	-	$0.00	$0.00
Options outstanding at December 31,2008	2,819,940	$3.98	$0.91	3.1	$0
Options exercisable at December 31,2008	1,831,690	$4.75	$0.90	1.4	$0

The following table summarizes the status of the Company’s non-vested options under the stock option plans:

All non-vested stock options as of December 31, 2008	Shares	Fair Value
Options subject to future vesting at December 31,2007	408,500	$1.25
Options granted	969,055	$0.73
Options forfeited or lapsed	-	$0.00
Options vested	(389,305)	$.77
Options subject to future vesting at December 31,2008	988,250	$.93

As of December 31, 2008, there was $714,192 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.6 years. The total fair value of options vested during the year ended December 31, 2008 was $300,061 ($236,054 during the year ended December 31, 2007).

Note 9—Earnings/Loss Per Share

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004, 2005, 2006,2007 and 2008, weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612, 2,970,730, 2,135,938, 8,975,643 and 9,566,738, respectively, for the fiscal years, reflecting the addition of dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period (September 18, 2003 to December 31, 2008) is 4,542,647 shares.

Note 10 — Income Taxes Expense (Benefit)

Following is a summary of the components giving rise to the income tax expense (benefit) for the periods ended December 31, 2008 and 2007.

Currently payable:	2008	2007
Federal	$-	$-
State	(79,170)	$83,469
Foreign	-	-
Total currently payable	(79,170)	$83,469
Deferred:
Federal	2,477,000	1,817,000-
State	821,000	537,000
Foreign	(404,000)	446,000
Total deferred	2,894,000	2,800,000
Less increase in allowance	(2,894,000)	(2,800,000)
Net deferred	-	-
Total income tax expense (recovery)	$(79,170)	$$83,469

Individual components giving rise to the deferred tax asset are as follows:

	2008	2007
Future tax benefit arising from net operating loss carry forwards	$7,927,000	$5,977,000
Future tax benefit arising from available tax credits	734,000	1,026,000
Future tax benefit arising from options/warrants issued for Services	775,000	602,000
Other	37,000	98,000
Total	9,473,000	7,703,000
Less valuation allowance	(9,473,000)	(7,703,000)
Net deferred	$-	$-

The components of pretax net loss are as follows:

	2008	2007
United States	$(9,538,115)	$(5,776,191)
Foreign	(35,714)	(6,457)
	$(9,573,829)	$(5,782,658)

The Company has net operating loss carryforwards of approximately $17,725,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carryforwards expire at various dates between 2024 and 2028. The Canadian carryforwards expire at various dates between 2010 and 2028. The Company also has generated Canadian tax credits related to research and development activities. A portion of this credit, amounting to approximately $58,000 is refundable and has been presented as such in the accompanying balance sheet. The remaining credit, amounting to $734,000, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2026. The Company has adopted FASB 109 which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carryforwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carryforwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying consolidated statements of operations is as follows:

	2008	2007
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
State taxes, net	(5.5)%	(6.4)%
Equity based compensation	-	1.0%
Foreign tax credits	1.9%	0.0%
Foreign currency fluctuation	2.5%	0.0%
Other	4.6%	1.7%
Change in valuation allowance	30.5%	37.7%
Effective income tax rate	0.0%	0.0%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008. As the result of the implementation of the FASB interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2008, the Company has no unrecognized tax benefits.

By statute, tax years ending December 31, 2007 through 2004 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 — Related Party Transactions

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

Related party notes payable: During the years ending December 31, 2008 and December 31, 2007, the Company borrowed certain amounts from related parties; certain of these borrowings were extinguished through the issuance of the Company’s Series A Preferred Stock in 2006 and through the issuance of the Secured Bridge Financing during the fourth quarter of 2007. Refer to Notes captioned “Related Party Debt Financing” and “Stockholders’ Equity” for discussion on these matters.

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

Note 12- Significant Non-Cash Transactions

The following table provides summary information on our significant non-cash investing and financing transactions during the twelve-month periods ended December 31, 2008 and 2007.

	2008	2007

Preferred Dividends attributable to warrant modifications	$-		$164,179

Dividend accrued to preferred stock – Senior	$141,359		$130,566

Dividend accrued to preferred stock – Series A	$976,341		$1,790,755

Beneficial conversion feature on preferred stock	$-		$6,496,634

Preferred converted to common stock	$1,338,875	$

Warrants issued for commission on sale of stock	$1,193,735	$

Interest converted to common stock	$7,768	$

Origination fees issued with related party note	$7,500	$

Notes payable converted to common stock	$1,072,916	$

Conversion of Interest and fees into debt instrument	$-		$74,573

Satisfaction of 2005 Liability to issue stock	$103,340	$

Warrants issued for commission on sale of preferred	$-		$53,230

Fair value of warrants issued with related party note	$563,868		$276,882

Cash payments for interest during the year ended 2008 were $269.274. There were only minor cash payments for interest in 2007 and no payments of income taxes during the years ended 2008 and 2007.

Note 13 — Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation

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

Note 14 — Commitments and Contingencies and Significant Contracts

Facilities During 2006 the Company closed the facilities in Woodbridge, Ontario and moved to New Castle, Pennsylvania. The agreement provided for an initial term of two years with two renewal terms of five years each. The monthly rent payable for the initial term of the agreement was $10,000. During the two extension terms, the rent was to be based on market rates as determined by negotiation between the parties, or if the parties are unable to reach a mutually agreed rental rate, by an independent appraisal process. In April of 2008, the company signed a new lease that also added to our existing space at our manufacturing plant in New Castle, Pennsylvania. The new lease calls for a monthly payment of $16,142 with an initial term of two (2) years beginning April 2008. In addition to the monthly rental, APB is obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises. Rent expense for this plant amounted to approximately $202,000 and $135,800 for the years ended December 31, 2008 and 2007, respectively. Future commitments under the term of this lease amount to $194,000 for 2009 and $48,000 in 2010.

In December 2008, we signed a letter agreement to sublease from a current tenant on a month-to-month basis a building consisting of 54,000 square feet in New Castle, Pennsylvania. Monthly rental for this space is $19,300 on a monthly basis, subject to an annual inflation adjustment in January of each year.  In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.  Rent expense for this facility amounted to $53,000 for the year ended December 31, 2008. This month-to-month rental agreement continues until the earlier of (1) purchase of the building by the Company or a third party; (2) termination of the letter agreement by either party; or (3) December 31, 2010.

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

Purchase Orders

On November 3, 2008, the Company received the first purchase order for toll contract manufacturing of standard flooded lead acid batteries for a large North American lead acid battery company. The initial three types of batteries covered in this purchase order have successfully completed customer testing, and shipment was expected to begin late in the fourth quarter. The initial purchase order calls for the shipment of 92,250 batteries, spread fairly equally over 11 months, with a total aggregate base purchase price of $6,400,000. Raw materials will have an agreed upon base price with regular adjustments (not less than monthly) to account for market price fluctuations, which could cause fluctuations in the final purchase invoice. Due to economic conditions caused by the steep downturn in the economy, our customer was unable to accept product based on their original delivery schedule, resulting in only 1,500 batteries being shipped before the end of 2008. The Company, however, continued to make product and store it at our facility. The customer has informed the Company that it intends to honor its purchase order commitment, but in view of the current economic conditions there is no guarantee it will be able to do so. In early March 2009, the customer began taking delivery of the manufactured product and has set up a schedule to accept all of the remaining manufactured inventory, (approximately 13,500 batteries), by the end of April 2009.  All existing production, and future production, will take place on an ancillary "flooded battery line" so the production will not reduce capacity from the Company’s development of its proprietary PbC technologies, which will utilize the primary "AGM battery line" for production.

Note 15 — Subsequent Events

On February 5, 2009, the Company received a pair of grants from the Advanced Lead-Acid Battery Consortium, the leading industry association made up in part by the largest companies supplying the world’s battery market. The pair of grants total approximately $380,000, and will help support research into two key areas: (1) to identify the mechanism by which the optimum specification of carbon, when included in the negative active material of a valve-regulated lead-acid battery, provides protection against accumulation of lead sulfate during high-rate partial-state-of-charge operation; and (2) the second grant seeks simply to characterize Axion’s proprietary PbC™ battery in hybrid electric vehicle (HEV) type duty-cycle testing. The grants are administered through the Durham, NC-based International Lead Zinc Research Organization acting on behalf of the ALABC. The research work is expected to be completed in 2009.

On February 9, 2009, the Company received notice that is the recipient a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 first-year grant, which was announced by Governor Edward Rendell on January 29th, is part of the State’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages the Axion proprietary PbC™ battery technology provides in a variety of electric vehicle types including: hybrids (HEVs), such as the popular Toyota Prius;  “plug-ins” (PHEVs)  used in commuter, delivery and other vehicles; and in electric vehicles (EV’s) and converted (from combustion engine operation) EV’s. The grant proceeds are expected to be received in 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2008:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•	We hired during March 2009 an experienced manager of Human Resources who will conduct employee training sessions and have all employees acknowledge key policies and sign the Code of Conduct.

•	We have documented job descriptions for most of our positions and we will conduct performance appraisals for each employee as required by their employment agreements.

•
We have put in place a credit policy and assigned the accounting manager, who has extensive prior credit experience as being responsible for verifying the credit worthiness of new customers. Additionally, with the implementation of our new ERP system, sales order entry will be approved by a person outside sales before a shop order is processed. .

•
We have hired an experienced purchasing manager and along with the implementation of our ERP system we are developing processes and procedures to separating purchasing from receipt of goods functions and restrict system access accordingly.

•
We are implementing a new Enterprise Resource Planning (ERP) system and accounting system that will restrict access and add needed layers of approvals and internal audit processes. With this implementation employees with accounts payable responsibilities will not be able to unilaterally add, delete or change vendor accounts.

•	We are improving our financial reporting controls by:

o	Establishing procedures for changing and maintaining account structures and system access accordingly.
o	Implemented a process to review all journal entries prior to entry into the General Ledger.
o	Documenting all key financial reporting processes.
o	Establishing an effective document control and retention procedure.
o	Establishing budgets and examining on a month to month basis budget versus actual variances.
o	Generation of detailed monthly Board of Director financial reports and discussion with the Board financial results.

•
We are documenting along with the implementation of our ERP system all key inventory control processes, bills of materials, measurement and valuation processes, purchasing and production forecasts and inventory management.

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

•	We will implement a process to document key business processes and procedures and make them accessible to all appropriate personnel.

•	We are have documented authorization levels stating who is allowed to approve key transactions and at what level of spending.

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

PART III

Item 10  Directors, Executive Officers and Corporate Governance

Information with respect to our executive officers and directors and disclosure of delinquent Form 3, 4 or 5 filers required by this item will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Code of business conduct and ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics, which has been distributed to all directors, officers, and employees and is given to new employees at the time of hire. The Code of Business Conduct and Ethics contains a number of provisions that apply principally to our President, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Information” section of our website at www.axionpower.com. We intend to disclose any amendments or waivers of our Code of Business Conduct and Ethics on our website.

Item 11  Executive Compensation

A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13  Certain Relationships and Related Transactions, and Director Independence

A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 14  Principal Accounting Fees and Services

A description of principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2009 Annual Meeting of Stockholders; said information is incorporated herein by reference.

PART IV

Item 15  Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)

2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)

3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)

3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)

3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)

3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004.	(3)

4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)

4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)

4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)

4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)

4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)

4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)

4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)

4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)

4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)

4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006	(19)

4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)

4.12	Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)

4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)

9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)

10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)

10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004	(A)

10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004	(A)

10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004	(1)

10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)

10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)

10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.10	Executive Employment Agreement of Charles Mazzacato.	(9)

10.11 10.12	Executive Employment Agreement of Peter Roston. Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005	(9) (C)

10.13	Retainer Agreement dated January 2, 2004 between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company.	(10)

10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005	(E)

10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)

10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

10.17	Loan agreement dated January 31, 2006 between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan.	(14)

10.18	Security agreement dated January 31, 2006 between Axion Battery Products, Inc. as debtor and Robert Averill as secured party.	(14)

10.19	Security agreement dated January 31, 2006 between Axion Power International, Inc. as debtor and Robert Averill as secured party.	(14)

10.20	Promissory Note dated February 14, 2006 between Axion Battery Products, Inc. as maker and Robert Averill as payee.	(14)

10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)

10.22	Commercial Lease Agreement dated February 14, 2006 between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors.	(14)

10.23	Asset Purchase Agreement dated February 10, 2006 between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller.	(14)

10.24	Escrow Agreement dated February 14, 2006 between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents.	(14)

1.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)

10.26	Consulting Agreement, dated as of September 27, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)

10.27	Amendment No. 1 to Consulting Agreement, dated as of October 31, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)

10.28	Securities Purchase Agreement dated as of January 14, 2008, by and between Axion Power International, Inc. and Quercus Trust.	(17)

10.29	Common Stock Purchase Warrant dated January 14, 2008, executed by Axion Power International, Inc.	(17)

10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)

14.1	Code of Business Conduct and Ethics	(6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.

(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 26, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2007 and 2008, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Chief Executive Officer and Director

Date: March 31, 2009

By:	/s/ Donald T. Hillier
Donald T. Hillier, Chief Financial Officer

Date: March 31, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Director	March 31, 2009

/s/ Robert G. Averill
Robert G. Averill	Director	March 31, 2009

/s/ Glenn Patterson
Glenn Patterson	Director	March 31, 2009

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	March 31, 2009

/s/ Igor Filipenko
Igor Filipenko	Director	March 31, 2009

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	March 31, 2009

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	March 31, 2009