Form 10-Q
period 2009-03-31
Axion Power International, Inc.
filed 2009-05-14
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
(724) 654-9300 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐ Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at May 7, 2009
Common Stock, $0.0001 par value	26,420,437

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

When used in this Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

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

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised;

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or do not improve in a timely manner; and

•	we are subject to stringent environmental regulation.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,212,217	$3,124,168
Short-term investments	-	2,193,920
Accounts receivable	250,861	128,035
Other receivables	6,527	64,456
Prepaid expenses	119,505	78,989
Inventory	1,470,624	1,269,515
Total current assets	5,059,734	6,859,083

Property & equipment, net	3,337,271	3,274,183
Other receivables, non-current	64,623	28,388
TOTAL ASSETS	$8,461,628	$10,161,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,470,857	$1,324,287
Other current liabilities	120,655	162,580
Total current liabilities	1,591,512	1,486,867

Deferred revenue	730,082	751,096
Total liabilities	2,321,594	2,237,963

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized Senior preferred – 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2008)	1,693,851	1,656,735
Series A preferred – 2,000,000 shares designated 718,997 shares issued and outstanding (718,997 in 2008)	9,684,392	9,440,359
Common stock-100,000,000 shares authorized $0.0001 par value 26,420,437 issued & outstanding (26,417,437 in 2008)	2,641	2,641
Additional paid in capital	46,419,195	46,184,287
Deficit accumulated during development stage	(51,407,716)	(49,111,062)
Cumulative foreign currency translation adjustment	(252,329)	(249,269)
Total Stockholders' Equity	6,140,034	7,923,691

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8,461,628	$10,161,654

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2009	2008	March 31, 2009

Revenues	$327,093	$215,727	$1,815,940
Cost of goods sold	235,687	105,090	1,445,949
Gross profit	91,406	110,637	369,991

Expenses
Research & development	1,233,967	671,163	15,185,637
Selling, general & administrative	881,543	1,713,165	18,896,924
Interest expense - related party	-	419,673	2,151,923
Impairment of assets	-	-	1,391,485
Derivative revaluation	-	(2,844)	362,508
Mega C Trust Share Augmentation (Return)	-	-	400,000
Interest & other income, net	(8,600)	(11,328)	(542,752)
Net loss before income taxes	(2,015,504)	(2,679,192)	(37,475,734)

Income Taxes	-	-	4,299
Deficit accumulated during development stage	(2,015,504)	(2,679,192)	(37,480,033)

Less preferred stock dividends and beneficial conversion feature	(281,150)	(287,415)	(13,927,683)
Net loss applicable to common shareholders	$(2,296,654)	$(2,966,607)	$(51,407,716)

Basic and diluted net loss per share	$(0.09)	$(0.17)	$(3.16)

Weighted average common shares outstanding	26,419,404	17,861,987	16,250,211

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2009	2008	3/31/2009

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(2,015,504)	$(2,679,192)	$(37,480,033)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows
used by operating activities
Depreciation	95,956	61,111	639,242
Non-cash interest expense	-	307,493	1,830,583
Impairment of assets	-	-	1,391,486
Derivative revaluations	-	(2,844)	362,508
Mega C Trust Share Augmentation (Return)	-	-	400,000
Equity instruments issued for services	234,908	150,058	4,585,407
Changes in Operating Assets & Liabilities
Accounts receivable	(122,826)	(22,467)	(257,731)
Other receivables	57,929	6,480	15,433
Prepaid expenses	(40,516)	(13,517)	(116,917)
Inventory	(201,109)	(100,281)	(1,470,623)
Accounts payable	146,570	(689,598)	3,125,501
Other current liabilities	(41,925)	605,725	141,787
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(21,014)	(24,734)	817,561

Net cash used by operating activities	(1,907,531)	(2,401,766)	(25,837,377)

Cash Flows from Investing Activities
Short term investments	2,193,920	-	-
Long term notes, net	(36,235)	-	(1,281,639)
Purchase of property & equipment	(159,045)	(294,567)	(3,973,225)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	1,998,611	(294,567)	(5,422,781)

Cash Flow from Financing Activities
Proceeds from related party debt, net	-	92,315	5,179,771
Proceeds from sale of common stock; net of costs	-	3,626,000	20,185,905
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	-	7,472,181
Net cash provided by financing activities	-	3,718,315	34,493,357

Net Change in Cash and Cash Equivalents	91,080	1,021,982	3,233,199
Effect of Exchange Rate on Cash	(3,060)	(3,253)	(21,011)
Cash and Cash Equivalents - Beginning	3,124,168	671,244	-
Cash and Cash Equivalents - Ending	$3,212,217	$1,689,973	$3,212,217

The accompanying notes are an integral part of these condensed consolidated financial statements

 AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the accounting policies described in Axion Power International, Inc.’s Annual Report on Form 10-K, for the year ended December 31, 2008, and should be read in conjunction with the Notes that appear in that report. Unless otherwise noted, the terms “the Company,” “our Company,” “we,” “us,” and “our” refer to Axion Power International, Inc. and its subsidiaries. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Axion Power Corporation (“APC”), Axion Power Battery Manufacturing Inc. (“APB”) and C&T Co. Inc. (“C&T”).

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the periods ended March 31, 2009 and 2008, as well as the cumulative period from inception through March 31, 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the year ending December 31, 2009.

2.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its condensed consolidated financial statements. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. The FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of March 31, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 141(R)” and “SFAS 160”, respectively). These new standards will significantly change the accounting for and reporting of business combinations and non-controlling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 141(R) did not have an impact on the Company’s consolidated results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective for the financial statements beginning June 30, 2009, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The adoption of  SFAS 163 is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Reclassifications

Certain reclassifications have been made to the 2008 financial statement presentation to correspond to the current year’s presentation. The total equity and net income are unchanged due to these reclassifications.

3.	Inventory

 Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of March 31, 2009, no reserve for obsolescence was deemed necessary. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities. As of March 31, 2009, inventory costs of approximately $1,470,624 consisted of $469,799 of raw materials and $1,000,825 of finished goods and finished subassemblies.

4.	Warrants

The following table provides summary information on warrants outstanding as of March 31, 2009. There were no new warrants issued during the first three months of 2009.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2008	14,278,772	$2.94	3.9
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	50,000	$6.00	-
Warrants outstanding at March 31, 2009	14,228,772	$2.93	3.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.	Preferred Stock

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

At March 31, 2009, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. For the three months ending March 31, 2009, $37,117 in dividends was accrued, bringing the stated value of that preferred stock to $13.77 per share.

For the three months ending March 31, 2009, no shares of Series A Convertible Preferred Stock were converted to the Company’s common stock, par value $0.0001 per share. A 20% annual dividend rate was accrued to the account of the shareholder through December 2007. Beginning in March 2008 (upon bringing our filing status current), the dividend accrual reduced to 10% per annum. At March 31, 2009, 718,997 shares of Series A Convertible Preferred stock were issued and outstanding. For the three months ending March 31, 2009, $244,033 in dividends was accrued, bringing the stated value of that preferred stock to $13.92 per share.

6.	Equity Compensation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the three months ended March 31, 2009, the Company granted a total of 36,000 contractual stock options to an employee at an exercise price of $2.50 per share. 6,000 of these options vested in January upon execution of the employment contract, with the balance vesting at a rate of 1,000 per month, and are exercisable for a period of five years from vesting date. These options are valued at $14,507, utilizing the Black-Scholes-Merton model with $4,835 expected to be recorded during 2009.

The assumptions noted in the following table were used for the options granted for the period ended March 31, 2009.

Risk-free interest rate	1.6%
Dividend yield	$-
Expected volatility	50.6%
Expected term (in years)	5.7

The compensation cost that has been charged against income for options was $108,926 for the period ended March 31, 2009. The impact of this expense was to increase basic and diluted loss per share by $.004 for the period ended March 31, 2009. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the period ended March 31, 2009, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summary information on all outstanding options as of March 31, 2009, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2008	2,819,940	$3.98	$0.91	3.1
Granted	36,000	$2.50	$0.40	5.7
Exercised	-	-	-	-
Forfeited or lapsed	-	-	-	-
Options outstanding at March 31, 2009	2,855,940	$3.96	$0.90	2.9	$0
Options exercisable at March 31, 2009	1,881,940	$4.71	$0.90	1.3	$0

The weighted-average grant date fair value of options granted during the period ended March 31, 2008 was $0.52. The total intrinsic value of options exercised during the period ended March 31, 2008 was $0.00.

The following table provides summary information on all non-vested stock options as of March 31, 2009:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2008	988,250	$0.93
Options granted	36,000	$0.40
Options forfeited or lapsed	-	-
Options vested	(50,250)	$0.84
Options subject to future vesting at March 31, 2009	974,000	$0.91

As of March 31, 2009, there was $619,773 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.4 years. The total fair value of options which newly vested during the period ended March 31, 2009 was $42,135 ($45,083 during the comparable period ended March 31, 2008).

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

If the Company had generated earnings during the period ended March 31, 2009, the Company would have added 9,685,345 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the period ended March 31, 2008, the Company would have added 9,245,438 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.	Comprehensive Income and Significant Non-Cash Transactions

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Deficit accumulated during development stage	$(2,296,654)	$(2,966,607)
Foreign currency translation adjustment	$(3,060)	$(3,253)
Comprehensive Income/(loss)	$(2,299,714)	$(2,969,860)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Satisfaction of 2007 liability to issue equity instruments	$-	$103,339
Dividend accrued to preferred stock - Senior	$37,117	$34,319
Dividend accrued to preferred stock - Series A	$244,033	$253,096
Fair value of warrants issued with related party note	$-	$3,153
Origination fees issued with related party note	$-	$7,500
Notes payable converted to common stock	$-	$223,984

9.	Commitments and Contingencies

Employment Agreements:
The Company has entered into executive employment agreements with Thomas Granville, Edward Buiel, Jr., Robert Nelson and Donald T. Hillier. These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate, without cost, in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties. The provisions of the individual agreements set forth in the following table:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/23/08	2-year	$324,000	90,000	$2.50	Monthly	0
Donald T. Hillier (2)	CFO	6/18/08	3-year	$150,000	180,000	$2.50	Monthly	90,000
Dr. Edward Buiel (3)	VP and CTO	6/23/08	2-year	$180,000	100,000	$2.50	05/31/10	80,000
Dr. Robert Nelson (4)	VP Mfg. Eng.	12/1/07	2-year	$132,000	108,000	$5.00	Monthly	36,000

1.
Thomas Granville. On June 23, 2008, the Company entered into an Executive Employment Agreement with Thomas Granville as Chief Executive Officer. Pursuant to this agreement, Mr. Granville receives a monthly base salary of $27,000 for the period commencing June 1, 2008, and terminating May 31, 2010. Mr. Granville’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Mr. Granville’s and the Company’s performance. In addition, Mr. Granville received a signing bonus of $250,000, paid 50% within ten (10) days of the execution of the agreement and 50% upon receipt of the final $10,000,000 investment from the Quercus Trust. The Company also granted Mr. Granville an option to purchase 90,000 shares of our common stock at a price of $2.50 per share at a vesting rate of 3,750 shares per month through the term of the agreement. Mr. Granville is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs.

2.
Donald T.  Hillier.  On June 18, 2008, the Company entered into an Executive Employment Agreement with Donald T. Hillier as Chief Financial Officer.  Pursuant to this agreement, Mr. Hillier receives a monthly base salary of $12,500 for the period commencing June 16, 2008, and terminating June 15, 2011.  Mr. Hillier's base salary is subject to review after six (6) months and then on an annual basis thereafter, and such salary is subject to renegotiation on the basis of Mr. Hillier's and the Company's performance.  The Company also granted to Mr. Hillier 90,000 shares of common stock which will vest in equal 30,000 share amounts on June 16 of each of 2009, 2010 and 2011.  In addition, Mr. Hillier was granted an option to purchase 180,000 shares of common stock at a price of $2.50 per share at a vesting rate of 5,000 shares per month through the term of the agreement.  Mr. Hillier is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs.

3.
Edward Buiel, Ph.D. On June 23, 2008, the Company entered into an Executive Employment Agreement with Dr. Edward Buiel as Vice President and Chief Technology Officer. Pursuant to this agreement, Dr. Buiel receives a monthly salary of $15,000 for the period commencing June 1, 2008 and terminating May 31, 2010. Dr. Buiel’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Dr. Buiel’s and the Company’s performance. In addition, Dr. Buiel received a signing bonus of $110,000, paid 90% within ten (10) days of the execution of the agreement and 10% upon the receipt of the final $10,000,000 investment from the Quercus Trust. Also, if Dr. Buiel is still employed with the Company on June 1, 2011, he will receive a bonus of $50,000, notwithstanding any other bonus arrangement. The Company also reconfirmed Dr. Buiel’s option to purchase 100,000 shares of our common stock, which had been previously granted in his prior Executive Employment Agreement dated December 29, 2006. These existing options remain exercisable at a price of $3.75 per share and shall vest 50% on December 29, 2009 and 50% on December 29, 2010 assuming Dr. Buiel is still employed by the company on each of those respective dates. In addition, Dr. Buiel was granted an option to purchase 100,000 shares of our common stock in recognition of the opportunity cost associated with the one year extension of his new Executive Employment Agreement. These options are exercisable at a price of $2.50 per share and shall vest on May 31, 2011. Dr Buiel was also granted 80,000 shares of common stock, of which 30,000 vests on December 29, 2009, and 50,000 will vest on May 31, 2011. Dr. Buiel is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs. Certain of these equity awards were awarded under Dr. Buiel’s 2006 employment agreement and the terms of such awards have been incorporated into his new Executive Employment Agreement.

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

The Company has no retirement plans or other similar arrangements for any directors, executive officers or employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.	Subsequent Events

Registration Rights Penalty

Pursuant to Section 4.1(d)(v) of the Securities Purchase Agreement, dated January 14, 2008, between the Quercus Trust and the Company, liquidated damages accrue at the rate of one percent (1%) per month (based upon the purchase price of Registrable Securities not registered (which is the securities purchased by Quercus less the “cut back shares” which were not registered) if a Post Effective Amendment to the S-1 Registration Statement, which became effective on August 5, 2008, registering shares for resale on behalf of Quercus Trust, is not filed by certain stated deadlines, including within 30 days after the Company’s Annual Report on Form 10-K is due.  The Company did not file its Post Effective Amendment by April 30, 2009, as required, and has thus incurred liquidated damages equal to $44,054 per month plus interest accruing at the rate of 18% per annum on any payment not made within 7 business days of the date due.  Interest on the initial $44,054 shall continue to accrue until the amount is paid, and further liquidated damages shall accrue if we do not file the Post Effective Amendment by May 30, 2009 or if it is not declared effective within 15 business days of April 30, 2009.

Exide Technologies

On or about April 8, 2009, Axion signed a definitive Memorandum of Understanding for a multi-year, global supply relationship with Alpharetta, GA-based Exide Technologies (Nasdaq: XIDE) for the purchase of Axion PbC® batteries and other Axion Technologies. Axion is a developer of advanced batteries and energy storage products that incorporate patented lead carbon battery PbC™ Technology. Exide Technologies, one of the three largest battery companies in the world, is a global leader in stored electrical energy solutions.

According to the terms of the agreement, three consecutive phased purchase- and test-periods will commence immediately, with Axion supplying an escalating number of batteries to Exide on a monthly basis. The first two phases will span 18 months and if successful the parties will move to the final phase of the agreement. The quantity of the products supplied will need to achieve certain defined milestones, commensurate with what the market potentials could be, over the final 2.5 year period of the agreement if exclusivity is to be maintained. Shipments delineated under the agreement would begin in Phase I, which is scheduled to last 10 months and would ramp up at each phase point, assuming successful testing. No further details on anticipated shipments and schedules were released.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, APC has been engaged in research and development (“R&D”) of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our proprietary lead/carbon (“PbC®”) devices. As of December 31, 2003, APC engaged in a reverse acquisition with Tamboril, a public shell company. Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. We formed a new corporation, Axion Power Battery Manufacturing Inc., which purchased the foreclosed assets of a failed battery manufacturing plant.   The new operating entity now conducts research and development manufacturing activities and also manufactures lead-acid battery product for sale  to distributors and end user customers.

At March 31, 2009, we have incurred cumulative net losses of approximately $51.4 million applicable to the common shareholders. This includes approximately $2.1 million in interest of which $1.3 million relates to discount on notes. We have an additional $13.9 million in accumulated preferred stock dividends. We had approximately $5.0 million in current assets and $1.6 million in current liabilities at March 31, 2009, which results in working capital surplus of approximately $3.4 million.

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

We believe we need to continue to characterize and perfect our products in house and through a limited number of demonstration projects before moving into mass production. While the results of this work are moving toward that goal, we cannot assure you that the products will be successful in their present design or that further research and development will not be needed. The successful completion of present and future characterization and demonstration projects are critical to the development and acceptance of our technology.

We must devise methodologies to manufacture our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can assist us in accomplishing this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully mass produce our product.

If we successfully complete our characterization and demonstration projects, we must present sufficiently compelling evidence to prospective users of energy storage devices in order to persuade them to purchase our technology.

Material Trends and Uncertainties

We will continue to require substantial funds for R&D. Even with adequate funding, there is no assurance our new technology can be successfully commercialized. While we intend to continue to manufacture specialty batteries and commence contract manufacturing there is no assurance of profits or whether those profits will be sufficient to sustain us as we continue to develop our new technology.

Grant Activities

On October 6, 2008, we received notice that we were the recipient of a federal grant for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. The first year, of an anticipated ongoing three year grant, provides $1,200,000 to us for the project. In December of 2006 and January of 2007, we presented our technology to branches of the Armed Forces. In February of 2007, after receiving a letter of support from the Office of Naval Research, we submitted a proposal to the Department of Defense. The proposal to further study the applicability of our  PbC™  technology for use in military assault vehicles was sponsored by a U.S. Congressman. The grant was not approved in the 2008 federal budget, but was resubmitted and approved in the 2009 budget, and we received formal notice on October 6, 2008. The potential three year $5,000,000 grant has an initial year funding of $1,200,000 and is expected begin in calendar year 2009. Under the grant program, we, and the Navy and Marine Corps, will study the feasibility of utilizing one of our PbC® products in their assault and silent watch vehicles.  The next phase is the joint development and testing of the product, which is expected to be lighter in weight and more powerful in discharge than some of the existing products in use.

On February 5, 2009, we received two grants from the Advanced Lead-Acid Battery Consortium, the leading industry association made up in part by the largest companies supplying the world’s battery market. The two grants totals approximately $380,000 and will help support research into two key areas. The first grant seeks to identify the mechanism by which the optimum specification of carbon, when included in the negative active material of a valve-regulated lead-acid battery, provides protection against accumulation of lead sulfate during high-rate partial-state-of-charge operation. The second grant seeks simply to characterize our proprietary PbC® battery in hybrid electric vehicle (HEV) type duty-cycle testing. The grants are administered through the Durham, NC-based International Lead Zinc Research Organization acting on behalf of the ALABC. The research work is already underway and will continue for a period of 14 months.

On February 9, 2009, we received notice that we are the recipient a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000  initial grant, which was announced by Governor Edward Rendell on January 29th, is part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages our proprietary  PbC™   battery technologies provide in a variety of electric vehicle types including: hybrids (HEVs), such as the popular Toyota Prius;  “plug-ins” (PHEVs)  used in commuter, delivery and other vehicles; and in electric vehicles (EV’s) and converted (from combustion engine operation) EV’s. The grant proceeds are expected to begin in the second quarter of 2009.

A summary of awarded grants is listed as follows:

DOD Office of Naval Research	$1,200,000
ALABC	380,000
PA Alternative Fuels Incentive Grant Program	800,000
$2,380,000

Results of Operations

Overview

The comparative data below presents our results of operations for the three months ended March 31, 2009 and March 31, 2008. While certain of the data is not strictly comparable because some line items are positive and some negative, the provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

•	Our primary activity in our current development stage consists of research and development efforts for advanced battery applications and PbC® carbon electrode devices.

•
Revenues are for specialty collector and racing car, uninterruptable power supply (UPS) and flooded batteries sold to customers. Cost of goods sold represent the raw materials, components, labor and manufacturing overhead absorbed in producing batteries sold to customers.

•
Selling, general and administrative expenses include employee compensation, legal, auditing and other costs associated with our SEC filings, selling and marketing costs, investor public relations, and legal costs associated with litigation.

•
Research & development expenses are incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon technology. These costs include engineering and research and development employee labor and expenses, materials and components consumed in production for pilot products, demonstration projects, testing and prototypes. These costs also include manufacturing costs incurred for research and development activities including the creation, testing and improvement of plant production processes needed for production of our proprietary technologies.

Statements of Operations

The following table shows the percentage relationship of the lines to the net loss applicable to the common shareholders.

	Three Months Ended
	March 31,
Statements of Operations	2009	% of net loss	2008	% of net loss

Revenues	$327,093		$215,727
Cost of goods sold	235,687		105,090
Gross profit	91,406	-4.0%	110,637	-3.7%

Expenses
Research & development	1,233,967	53.7%	671,163	22.6%
Selling, general & administrative	881,543	38.4%	1,713,165	57.7%
Interest expense - related party	-	0.0%	419,673	14.1%
Derivative revaluation	-	0.0%	(2,844)	-0.1%
Interest & other income, net	(8,600)	-0.4%	(11,328)	-0.4%
Net loss before income taxes	(2,015,504)	87.8%	(2,679,192)	90.3%
Deficit accumulated during development stage	(2,015,504)	87.8%	(2,679,192)	90.3%
Less preferred stock dividends	(281,150)	12.2%	(287,415)	9.7%
Net loss applicable to common shareholders	$(2,296,654)	100.0%	$(2,966,607)	100.0%

Basic and diluted net loss per share	$(0.09)		$(0.17)
Weighted average common shares outstanding	26,419,404		17,861,987

Summary of Consolidated Results for period ending March 31, 2009 compared with March 31, 2008

Revenue

Revenues for the three months ended March 31, 2009 was approximately $0.3 million, compared to revenues of approximately $0.2 million in 2008. This 50% increase in 2009 over 2008 results from our manufacturing contract for a large North American lead-acid battery manufacturing company. We have two customers that accounted for approximately 61% of revenue for the three months ended March 31, 2009 and two customers which accounted for approximately 32% of the revenue for the same period in 2008. Due to the developmental stage of our technology, the revenue generated remains insignificant to total operations.

Cost of Goods Sold

Cost of goods sold represents costs for batteries sold to customers and include various raw materials with lead being the most significant.  We also use components such as plastic battery cases and covers as well as separators and acid.  We also incur manufacturing labor and overhead costs as well as costs for packaging and shipping. Cost of goods sold for the three months ended March 31, 2009 was approximately $0.2 million, compared to cost of goods sold of approximately $0.1 million for the same period in 2008.  This represents approximately a 124% increase in cost of goods sold, which we believe is consistent with the increase in volume of lower gross margin product sold under our manufacturing contract purchase order.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include compensation for employees  and contractors, legal and accounting fees, and costs incurred for investor relations and activities associated with fund raising. Selling, general and administrative costs for the three months ended March 31, 2009 were approximately $0.9 million compared to $1.7 million for the same period in 2008. This represents a 49% year to date decrease in spending over the same period during 2008. The first quarter of 2008 included substantial nonrecurring accounting and auditing costs to become current with our SEC filings amounting to $0.4 million, and other substantial nonrecurring legal and other compliance costs amounting to $0.5 million.

Research & Development Expenses

Research and development expenses include compensation for employees and contractors, as well as small test equipment, supplies and overhead.   These costs also include manufacturing employee compensation, manufacturing facility and overhead costs attributed to research and development activities. Research and development also includes prototype production and testing costs. Research and development expenses for the three months ended March 31, 2009 were $1.2 million compared to $0.7 million for the same period in 2008, representing a year to date 84% increase in spending, as compared to the same period in 2008. This increase is due to increased costs associated with additional efforts incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC®) including  manufacturing activities to prepare the plant for future PbC® production, pilot product production and demonstration project production activities.

Interest Expense

Interest expense during the three months ended March 31, 2009 was $0.0 million as opposed to $0.4 million during the three months ended March 31, 2008.  This was due to the satisfaction of indebtedness in 2008.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of equity or debt securities. From inception through March 31, 2009, we generated insignificant revenue from operations. We believe we had sufficient funds on March 31, 2009, along with expected proceeds from grants, to conduct our operations through 2009. If we do not significantly increase our revenues, obtain additional government grants and/or raise more money through sale of equity during 2010, we will likely be unable to implement our business plan, fund our liquidity needs or even continue our operations after this period. Any equity or debt financings, if available at all, may be on terms which are not favorable to us and, in the case of equity financings, most likely will result in dilution to our stockholders.

Cash, Cash Equivalents and Working Capital

At March 31, 2009, we had approximately $3.2 million of cash and cash equivalents compared to approximately $3.1 million at December 31, 2008. At March 31, 2009 working capital was $3.5 million compared to working capital of $5.4 million at December 31, 2008. Cash equivalents consist of short-term liquid investments with original maturities of no more than three months and are readily convertible into cash and included the following at March 31, 2009:

	Coupon / Yield	Maturity	March 31, 2009
Fidelity Institutional Money Market	0.98%	n/a	$2,858,214

Cash Flows from Operating Activities

Net cash used in operations for the three months ended March 31, 2009 was $1.9 million. Net cash used in operations for this same period in 2008 was approximately $2.4 million. Our negative cash flow is consistent with our development stage of business.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2009 was $2.0 million compared to net cash used by investing activities of $0.3 million for the same period in 2008. Activities in 2009 include cash provided by the maturity of $2.3 million of short term investments deposited into cash equivalents and $0.2 million used to purchase equipment for both production and research and development and notes receivable.

Cash Flows from Financing Activities

There were no financing activities for the three months ended March 31, 2009, compared to approximately $3.7 million of cash provided  for the same period ended March 31, 2008. Financing activities for the three months ended March 31, 2008 resulted from the net proceeds of the 2007 Bridge Loans and the net proceeds from the Quercus Investment.

Significant Financing Arrangements

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

On June 30, 2008, we completed the third and final tranche of the Quercus investment, whereby Quercus invested $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that we had previously entered into. Prior to June 30, certain of the bridge lenders had converted $335,000 into 158,659 shares of common stock and warrants to purchase 237,488 shares of common stock at an exercise price of $2.60 per share. On June 30, 2008, one of our directors converted $800,000 of Bridge Loan indebtedness into 380,952 shares of common stock and a warrant to purchase 380,952 shares at an exercise price of $2.60 per share. The warrant expires on June 29, 2013 and the entire conversion was under the same terms as the Quercus investment.

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

Revenue Recognition: From product sales, we recognize revenue upon transfer of title at the time of shipment (F.O.B. shipping point), when all significant contractual obligations have been satisfied, the price is fixed or determinable and collection is reasonably assured.
Stock-Based Compensation: Prior to January 1, 2006, we  accounted for stock option awards in accordance with the recognition and measurement provisions of APB 25 and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”). Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings as if we had used the fair value recognition provisions of SFAS 123 in the Notes to the Condensed Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying condensed consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Research and Development: R&D costs are recorded in accordance with FASB No. 2, “Accounting for Research and Development Costs,” which requires that costs incurred in R&D activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of R&D activities relate to (1) in-house work conducted by us, (2) costs incurred in connection with contracts that outsource R&D to third party developers and (3) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process R&D. All R&D costs have been expensed.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of March 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2009:

•
We do not have documented job descriptions for each position in the Company. Performance appraisals have not been performed consistently on an annual basis and, as a result, our employees may not have a clear understanding of their responsibilities or performance compared to these responsibilities

•	We have not maintained sufficient segregation of duties as evidenced by:

•
Our Sales team has the ability and responsibility for entering sales orders into our accounting system. In addition, a sales member can ship very small orders. Segregation of duties should be established, where practical, for all sales in regards to shipping to end customers.

•	Some of our employees have the ability to purchase and receive small dollar goods. There needs to be a formal policy established that sets forth the policy for purchasing small dollar goods.

•
Our accounting staff employees with payable responsibilities also have access to vendor maintenance controls. Access to vendor maintenance controls should be kept separate from the accounts payable functions.

•	We have concluded that there were not effective financial reporting controls in the following areas that could lead to inaccurate financial reporting:

•	Documented processes do not exist for approval of General Ledger journal entries prior to entry.
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

•
Documented inventory valuation processes are lacking or do not exist including costs to be expensed versus inventoried, standard cost changes, actual versus standard cost analysis and the accurate accumulation of total production costs.

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

•
We do not have formal documented guidelines for creating properly authorized levels for entering into agreements (i.e. purchase orders, non-disclosure agreements, sales and other contracts) or distributing cash (signing checks, creating authorizing wire transfers).

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•
During the first quarter of 2009, we hired an experienced manager of Human Resources who is establishing formal HR policies and procedures, will conduct employee training sessions and have all employees acknowledge key policies and sign the Code of Conduct.

•
We are implementing a new Enterprise Resource Planning (ERP) system and accounting system that will restrict access and add needed layers of approvals and internal audit processes. With this implementation employees with accounts payable responsibilities will not be able to unilaterally add, delete or change vendor accounts.

•	We are improving our financial reporting controls by:

o	Implementing a process to review all journal entries prior to entry into the General Ledger.
o	Documenting all key financial reporting processes.
o	Establishing an effective document control and retention procedure.
o	Establishing budgets and examining on a month to month basis budget versus actual variances.
o	Generating a detailed monthly Board of Director financial reports and discussion with the Board financial results.

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

•	We will implement a process to document key business processes and procedures and make them accessible to all appropriate personnel.

•	We will document authorization levels stating who is allowed to approve key transactions and at what level of spending.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Taylor Litigation and Bankruptcy Court Litigation

On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, APC, and others as defendants (the “Taylor Litigation”). As discussed more fully below, by virtue of orders entered on February 11, 2008 and June 9, 2008 by the Bankruptcy Court in the Mega-C bankruptcy case, this action against us is subject to the permanent injunction of the confirmed Chapter 11 Plan of Mega-C.  On April 14, 2009, the Ontario Superior Court entered an order dismissing us from the Taylor Litigation.

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

The litigation settlement and releases provided by the Chapter 11 plan are now binding on Mega-C, the Chapter 11 trustee, the Taylor Group and all other parties described in the plan of reorganization. In an order entered on February 11, 2008, the Bankruptcy Court granted our motion for partial summary judgment, holding that the alleged “oral” agreement creating rights or interests in the Technology in favor of the Taylor Group never existed and, even if it had, the Taylor Group transferred any such rights to the Debtor which were then transferred to us by the confirmed Chapter 11 plan. The Bankruptcy Court held that the Taylor Group has no interest in or rights to the Technology. The Bankruptcy Court held that any attempts to claim an interest in or contest our title to the Technology are contrary to the permanent injunction of the Chapter 11 plan. The Bankruptcy Court held that the Taylor Litigation against us is barred by the permanent injunction of the confirmed Chapter 11 plan.

In orders entered on June 9, 2008, the Bankruptcy Court mandated that the Taylor Group litigation against us be dismissed. On June 18, 2008, the Taylor Group filed a notice of appeal from these orders. The Taylor Group signed a pleading consenting to dismiss us from the Taylor Group litigation in Canada.  On June 27, 2008, we filed a notice of cross-appeal from the Bankruptcy Court’s orders denying our request for sanctions and our request to hold the Taylors in contempt of court for their failure to comply with the permanent injunction of the confirmed chapter 11 plan.  The Taylors’ appeal and our cross-appeal have been dismissed as interlocutory by the Bankruptcy Appellate Panel for lack of jurisdiction.  On February 10, 2009, the Taylors filed a second motion to vacate the February 11, 2008 order granting summary judgment in our favor.    At a hearing on the Taylors’ second motion to vacate the February 11, 2008 summary judgment order on April 23, 2009, the Bankruptcy Court denied the Taylors’ motion in its entirety.

In connection with a related adversary proceeding in the Bankruptcy Court, the Liquidation Trustee and the Taylors entered into a settlement agreement whereby, among other things, the Taylors agreed to withdraw virtually all of their claims as creditors and shareholders in the Mega C bankruptcy case, dismiss their appeals from the confirmation order and dismiss their appeal from the Settlement Agreement.    The Taylors’ appeals from the confirmation order and from the settlement agreement have now been dismissed.  The Ninth Circuit dismissed the appeal from the Settlement Agreement by a group identifying themselves as the “Unaffiliated Shareholders~~,~~.” The Ninth Circuit awarded double costs on appeal to the Company.  The Unaffiliated Shareholders’ appeal from the Confirmation Order has also  been dismissed.  As a result, all appeals from the Settlement Agreement and the Confirmation Order have been resolved in the Company’s favor.

By virtue of the confirmed Chapter 11 plan, all of the Mega-C’s right, title and interest, if any, in the technology was transferred to us. By virtue of the February 11, 2008 orders of the Bankruptcy Court, the Taylor Group has no interest in or rights to the technology.  By virtue of the April 14, 2009 order from the Ontario Superior Court, the Taylor Litigation has been dismissed against us.

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

ITEM 1A.                   RISK FACTORS

Risks related to our business

We have incurred net losses from inception and do not expect to introduce our first commercial PbC® products for 6 to 9 months.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC® devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the three months ended March 31, 2009, we had a net loss of approximately $2.3 million and cumulative losses from inception (September 18, 2003) to March 31, 2009 of $51.4 million. Our PbC™ technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. We believe the development and testing process will require a minimum of an additional 6 to 9 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

  Our business will not succeed if we are unable to raise additional capital.

Our management believes our current financial resources, along with expected proceeds from grants, will support operations through 2009. We will not be able to continue our operations at planned levels of effort beyond that time frame without increased revenues, receipt of awarded grant proceeds or additional financing. We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to generate sufficient revenues or obtain additional capital when needed, our research, development and testing activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures. Any inability to generate revenue or raise capital when we require it would seriously harm our business.

We are in breach of certain registration rights.

As of May 7, 2009, we have outstanding obligations to register approximately 3,690,502 shares of common stock held by the Mega-C Trust, and 750,000 shares held by the Mega-C liquidation trust, in addition we have outstanding obligations to register approximately 1,128,341 shares of common stock that may be issued upon conversion of our 8% Cumulative Convertible Senior Preferred Stock, 8,004,259 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, and an additional 1,881,940 shares of common stock issuable upon the exercise of certain of our outstanding options, and an additional 14,228,772 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are still in breach of all of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against us for our failure to meet these registration obligations and, as a result, our business operations, or our ability to raise additional capital in the future, may be adversely affected.

Being a public company increases our administrative costs significantly.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Commission rules and regulations have made some activities more time consuming and expensive and require us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2009, we spent $28,000 on these expenses, however, we do expect Commission rules and regulations, including the prospective requirements of auditor attestation under Section 404 of the Sarbanes Oxley Act of 2002, to increase above first quarter levels during the rest of 2009 and to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

We cannot begin full-scale commercial production of our PbC™ technology for 6 to 9 months.

We will not be able to begin full commercial production of our PbC® energy storage devices until we complete our current testing operations, our planned application evaluation and our planned product development. We believe our commercialization path will require a minimum of 6 to 9 months. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC® batteries and other technologies or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful, there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

Risks relating to our common stock

The number of shares of common stock we are obligated to register could depress our stock price.

Effective August 5, 2008, we registered 2,782,837 shares of our common stock for resale by certain Selling Stockholders, and under various agreements with certain Selling Shareholders, we will seek to register an additional 534,865 shares. These shares represent approximately 1% of our capitalization assuming the exercise of certain warrants and options and conversion of preferred stock. The sale of a significant number of these shares may cause the market price of our common stock to decline.

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

We had 26,420,437 shares of common stock outstanding at March 31, 2009, and (a) our Series A Convertible Preferred Stock is presently convertible into 8,004,259 shares of common stock, (b) our shares of Cumulative Convertible Senior Preferred Stock are presently convertible into 1,128,341 shares of common stock, (c) we have warrants outstanding that, if exercised, would generate proceeds of $41,715,303 and cause us to issue up to an additional 14,228,772 shares of common stock and (d) we have options to purchase common stock that, if exercised, would generate proceeds of $11,311,886 and result in the issuance of an additional 2,855,940 shares of common stock.

Our stock price may not stabilize at current levels.

Our stock is quoted on the OTCBB. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of May 7, 2009, the latest practicable date, was $1.48 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Our complete list of risk factors is set forth in our 10-K for the year ended December 31, 2009.

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
Dated: May 13, 2009

/s/ Donald T. Hillier
Donald T. Hillier, Principal Financial Officer and
Principal Accounting Officer
Dated: May 13, 2009