Form 10-Q
period 2009-06-30
Axion Power International, Inc.
filed 2009-08-14
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at June 30, 2009
Common Stock, $0.0001 par value	26,453,437

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

When used in this Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

•	we have incurred net losses since inception, and we may not be able to generate sufficient revenue and gross margin in the future to achieve or sustain profitability;

•	our planned level of operations depend upon increased revenues or additional financing, which may be difficult to generate given the current economic environment;

•	we may be unable to enforce or defend our ownership of proprietary technology;

•	we have never manufactured carbon electrode assemblies in large commercial quantities;

•	we may be unable to develop a cost effective alternative to conventional lead electrodes;

•	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

•	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC®”) batteries;

•
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC™ battery technology;

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised;

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or do not improve in a timely manner; and

•	we are subject to stringent and evolving environmental regulation.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$950,013	$3,124,168
Escrow deposits for foreign patent applications	68,160	-
Short-term investments	-	2,193,920
Accounts receivable	253,906	128,035
Other receivables	13,037	64,456
Prepaid expenses	35,133	78,989
Inventory	1,725,542	1,269,515
Total current assets	3,045,791	6,859,083

Property & equipment, net	3,625,654	3,274,183
Other receivables, non-current	50,404	28,388
TOTAL ASSETS	$6,721,849	$10,161,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,700,592	$1,324,287
Other current liabilities	174,646	162,580
Total current liabilities	1,875,238	1,486,867

Deferred revenue	709,068	751,096
Total liabilities	2,584,306	2,237,963

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Senior preferred – 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2008)	1,731,710	1,656,735
Series A preferred – 2,000,000 shares designated 718,997 shares issued and outstanding (718,997 in 2008)	9,934,525	9,440,359

Common stock-100,000,000 shares authorized $0.0001 par value
26,453,437 issued & outstanding (26,417,437 in 2008)	2,645	2,641

Additional paid in capital	46,655,209	46,184,287
Deficit accumulated during development stage	(53,934,342)	(49,111,062)
Cumulative foreign currency translation adjustment	(252,204)	(249,269)
Total Stockholders' Equity	4,137,543	7,923,691

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,721,849	$10,161,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (9/18/2003) to
	2009	2008	2009	2008	June 30, 2009

Revenues	$277,890	$176,080	$604,983	$391,807	$2,093,830
Cost of goods sold	163,963	80,235	399,650	185,325	1,609,912
Gross profit	113,927	95,845	205,333	206,482	483,918

Expenses
Research & development	1,223,817	733,221	2,457,784	1,404,384	16,409,454
Selling, general & administrative	1,132,841	1,466,031	2,014,384	3,179,196	20,029,765
Interest expense - related party	-	758,197	-	1,177,870	2,151,923
Impairment of assets	-	-	-	-	1,391,485
Derivative revaluation	-	-	-	(2,844)	362,508
Mega C Trust Share Augmentation (Return)	-	-	-	-	400,000
Interest & other income, net	(4,098)	19,765	(12,698)	8,437	(546,850)
Net loss before income taxes	(2,238,633)	(2,881,369)	(4,254,137)	(5,560,561)	(39,714,367)

Income Taxes	-	-	-	-	4,300
Deficit accumulated during development stage	(2,238,633)	(2,881,369)	(4,254,137)	(5,560,561)	(39,718,667)

Less preferred stock dividends and beneficial conversion feature	(287,992)	(284,917)	(569,142)	(572,332)	(14,215,675)
Net loss applicable to common shareholders	$(2,526,625)	$(3,166,286)	$(4,823,279)	$(6,132,893)	$(53,934,342)

Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.18)	$(0.32)	$(3.24)

Weighted average common shares outstanding	26,427,019	20,290,404	26,423,233	18,990,487	16,623,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Six Months Ended		Inception
	June 30,		(9/18/2003) to
	2009	2008	6/30/2009

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(4,254,137)	$(5,560,561)	$(39,718,667)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows
used by operating activities
Depreciation	196,685	83,671	739,971
Non-cash interest expense	-	906,096	1,830,583
Impairment of assets	-	-	1,391,486
Derivative revaluations	-	(2,844)	362,508
Mega C Trust Share Augmentation (Return)	-	-	400,000
Share based compensation expense	470,926	410,834	4,821,425
Changes in Operating Assets & Liabilities
Accounts receivable	(125,871)	(16,652)	(260,776)
Other receivables	51,419	269,083	8,923
Prepaid expenses	43,856	(5,560)	(32,545)
Inventory	(456,027)	(534,065)	(1,725,541)
Accounts payable	376,305	368,262	3,355,236
Other current liabilities	12,066	424,451	195,778
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(42,028)	(2,370)	796,547

Net cash used by operating activities	(3,726,806)	(3,659,655)	(27,656,652)

Cash Flows from Investing Activities
Escrow deposits for foreign patent applications	(68,160)	-	(68,160)
Short term investments	2,193,920	-	-
Long term notes, net	(22,016)	-	(1,267,420)
Purchase of property & equipment	(548,158)	(661,691)	(4,362,338)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	1,555,586	(661,691)	(5,865,806)

Cash Flow from Financing Activities
Proceeds from related party debt, net	-	(248,457)	5,179,771
Proceeds from sale of common stock; net of costs	-	16,521,000	20,185,905
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	-	7,472,181
Net cash provided by financing activities	-	16,272,543	34,493,357

Net Change in Cash and Cash Equivalents	(2,171,220)	11,951,197	970,899
Effect of Exchange Rate on Cash	(2,935)	(2,316)	(20,886)
Cash and Cash Equivalents - Beginning	3,124,168	671,244	-
Cash and Cash Equivalents - Ending	$950,013	$12,620,125	$950,013

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended June 30, 2009 and 2008, as well as the cumulative period from inception through June 30, 2009. The condensed consolidated balance sheet as of June 30, 2009 has been derived from those unaudited condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the year ending December 31, 2009.

2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the fiscal year ended December 31, 2008, the Company raised a total of $15.0 million, net of offering expenses and fees, from investing activities and had revenues of $ 0.7 million. During the first six months of 2009, the Company had revenues of $ 0.6 million.  Gross margin from sales and financings in fiscal year 2008 and through June 30, 2009 will not continue to provide sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations and pay other requirements. No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its condensed consolidated financial statements. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. The FSP 157-3 is applicable to the valuation of auction-rate securities held by the Company for which there was no active market as of June 30, 2009. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2008, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In May 2008, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective for the financial statements beginning June 30, 2009, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2008, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The adoption of SFAS 163 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning July 1, 2009 through [August 13, 2009], the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting” (Codification), which replaces SFAS No. 162. This Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Company’s adoption is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Reclassifications

Certain reclassifications have been made to the 2008 financial statement presentation to correspond to the current year’s presentation. The total equity and net income are unchanged due to these reclassifications.

4.	Inventory

Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of June 30, 2009, no reserve for obsolescence was deemed necessary. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities. As of June 30, 2009, inventory costs of $1,725,542 consisted of $571,017 of raw materials and $1,154,525 of finished goods and finished subassemblies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

5.	Warrants

The following table provides summary information on warrants outstanding as of June 30, 2009. There were no new warrants issued during the first six months of 2009.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2008	14,278,772	$2.94	3.9
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	(150,000)	$6.00	-
Warrants outstanding at June 30, 2009	14,128,772	$2.91	3.4

6.	Preferred Stock

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

At June 30, 2009, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. For the six months ending June 30, 2009, $74,975 in dividends was accrued, bringing the stated value of that preferred stock to $14.04 per share.

For the six months ended June 30, 2009, no shares of Series A Convertible Preferred Stock were converted to the Company’s common stock, par value $0.0001 per share. A 20% annual dividend rate was accrued to the account of the shareholder through December 2007. Beginning in March 2008 (upon bringing our filing status current), the dividend accrual reduced to 10% per annum. At June 30, 2009, 718,997 shares of Series A Convertible Preferred stock were issued and outstanding. For the six months ending June 30, 2009, $494,165 in dividends was accrued, bringing the stated value of that preferred stock to $14.26 per share.

7.	Equity Compensation

In December 2004, FASB issued FASB 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R supersedes SFAS 123, and Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption. Prior periods have not been restated for the effects of SFAS 123R. Under SFAS 123R, employee-compensation expense related to stock based payments are recorded over the requisite service period based on the grant date fair value of the awards.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

During the six months ended June 30, 2009, the Company granted a total of 36,000 contractual stock options to an employee at an exercise price of $2.50 per share. 6,000 of these options vested in January upon execution of the employment contract, with the balance vesting at a rate of 1,000 per month, and are exercisable for a period of five years from vesting date. These options are valued at $14,507, utilizing the Black-Scholes-Merton model with $4,835 expected to be recorded during 2009.

The assumptions noted in the following table were used for the options granted for the period ended June 30, 2009.

Risk-free interest rate	1.6%
Dividend yield	$-
Expected volatility	50.6%
Expected term (in years)	5.8

The compensation cost that has been charged against income for options was $218,960 for the period ended June 30, 2009. The impact of this expense was to increase basic and diluted loss per share by $.008 for the period ended June 30, 2009. The adoption of SFAS 123R did not have an impact on cash flows from operating or financing activities.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the period ended June 30, 2009, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

The following table provides summary information on all outstanding options as of June 30, 2009, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2008	2,819,940	$3.98	$0.91	3.1
Granted	36,000	$2.50	$0.40	5.8
Exercised	-	$-	$-
Forfeited or lapsed	(944,035)	$5.96	$0.61
Options outstanding at June 30, 2009	1,911,905	$2.98	$1.05	4.1	$3,480
Options exercisable at June 30, 2009	1,038,655	$3.33	$1.15	2.6	$1,160

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The weighted-average grant date fair value of options granted during the period ended June 30, 2008 was $0.89. The total intrinsic value of options exercised during the period ended June 30, 2008 was $0.00.

The following table provides summary information on all non-vested stock options as of June 30, 2009:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2008	988,250	$0.93
Options granted	36,000	$0.40
Options forfeited or lapsed	-	-
Options vested	(151,000)	$0.81
Options subject to future vesting at June 30, 2009	873,250	$0.93

As of June 30, 2009, there was $509,739 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.3 years. The total fair value of options which newly vested during the period ended June 30, 2009 was $121,932.  ($115,657 during the comparable period ended June 30, 2008).

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

If the Company had generated earnings during the period ended June 30, 2009, the Company would have added 9,667,571 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the period ended June 30, 2008, the Company would have added 9,723,571 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.	Comprehensive Income and Significant Non-Cash Transactions

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net loss applicable to common shareholders	$(4,823,279)	$(6,132,893)
Foreign currency translation adjustment	$(2,935)	$(2,316)
Comprehensive Income/(loss)	$(4,826,214)	$(6,135,209)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Satisfaction of 2007 liability to issue equity instruments		$-	$103,339
Preferred converted to common stock		$-	$635,641
Dividend accrued to preferred stock – Senior		$74,975	$69,295
Dividend accrued to preferred stock – Series A		$494,165	$502,991
Warrants issued for commission on sale of stock	$		$1,193,735
Fair value of warrants issued with related party note	$		$601,753
Origination fees issued with related party note	$		$7,500
Notes payable to converted to common stock		$-	$1,072,716
Interest converted to common stock		$-	7,768

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.	Commitments and Contingencies

Employment Agreements:

The Company has entered into executive employment agreements with Thomas Granville, Edward Buiel, Jr., Robert Nelson and Donald T. Hillier. These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate, without cost, in our standard employee benefit programs, including medical/hospitalization insurance as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties. The provisions of the individual agreements set forth in the following table:

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/23/08	2-year	$324,000	90,000	$2.50	Monthly	0
Donald T. Hillier (2)	CFO	6/18/08	3-year	$150,000	180,000	$2.50	Monthly	90,000
Dr. Edward Buiel (3)	VP and CTO	6/23/08	2-year	$180,000	100,000	$2.50	05/31/10	80,000
Dr. Robert Nelson (4)	VP MfgEng.	12/1/07	2-year	$132,000	108,000	$5.00	Monthly	36,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company has no retirement plans or other similar arrangements for any directors, executive officers or employees.

11.	Liquidated Damages

Pursuant to Section 4.1(d)(v) of the Securities Purchase Agreement, dated January 14, 2008, between the Quercus Trust and the Company, liquidated damages accrue at the rate of one percent (1%) per month (based upon the purchase price of Registrable Securities not registered (which is the securities purchased by Quercus less the “cut back shares” which were not registered) if a Post Effective Amendment to the S-1 Registration Statement, which became effective on August 5, 2008, registering shares for resale on behalf of Quercus Trust, is not filed by certain stated deadlines, including within 30 days after the Company’s Annual Report on Form 10-K is due.  The Company did not file its Post Effective Amendment by April 30, 2009, as required, and has thus incurred liquidated damages equal to $44,054 per month plus interest accruing at the rate of 18% per annum on any payment not made within 7 business days of the date due.  Interest on the initial $44,054 shall continue to accrue until the amount is paid.  As of June 30, 2009, liquidated damages and related interest in the amount of $45,380 is included in selling, general and administrative expenses and other current liabilities.  Further liquidated damages do not accrue as our Post Effective Amendment became effective on May 29, 2009.

12.	Subsequent Events

On July 22, 2009, the Pennsylvania Department of Community and Economic Development approved Axion’s application for a loan from the Machinery and Equipment Loan Fund (MELF) in the maximum amount of $791,055. The proceeds of the loan will be used to defray part of the cost of equipment purchased for use at the Company’s facility on Green Ridge Road. The loan will bear interest at the rate of 3% interest per annum and will be payable in equal monthly installments of principal and interest over a period of seven years. The Company is required to create and/or retain the number of full-time equivalent jobs specified in the loan application within three (3) years after the date of disbursement of MELF loan proceeds. The Company has been informed by the Commonwealth that disbursements of MELF loan proceeds for loans approved after July 1, 2009 are being deferred until the Pennsylvania general budget for the current fiscal year is signed into law by Governor Rendell. As of the date of this filing, the Commonwealth has not passed its budget for its current fiscal year, thus the loan remains unfunded.

On August 5, 2009, the United States Department of Energy (DOE) announced that “Exide Technology with Axion Power International” was awarded a $34.3 million grant for the production of advanced lead-acid batteries using lead-carbon electrodes for micro and mild hybrid applications under a program to Accelerate the Manufacturing and Deployment of the Next Generation of U.S. Batteries and Electric Vehicles. The final details will still require further negotiation with all parties.

In August 2009, partially in response to the ongoing Pennsylvania budget deadlock that has prevented the MELF loan proceeds as well as the Pennsylvania DEP grant proceeds ($800,000) from being released to us, the Company began discussions with the group of individuals that had previously provided bridge funding to the Company. The group is poised to provide the Company with a bridge loan in an amount not to exceed $1,000,000 with terms that are substantially the same as the 2008 bridge financing except that the current bridge has a four month term. $600,000 of the bridge loan has already been funded.

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

At June 30, 2009, we have incurred cumulative net losses since inception of approximately $53.9 million applicable to the common shareholders. This includes approximately $2.2 million in interest of which $1.8 million was settled through non cash transactions. We have an additional $14.2 million in accumulated preferred stock dividends. We had approximately $3.0 million in current assets and $1.9 million in current liabilities at June 30, 2009, which results in working capital surplus of approximately $1.1 million.

Key Performance Indicators

Because of our early stage of development, the usual financial measures are not particularly relevant or helpful in the assessment of our operations.

We do not use non-financial measures to evaluate our performance other than the degree of success of our R&D and demonstration projects. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and deep discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our research and development efforts. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to a state of prepared readiness for commercial deployment. We will require additional government grants, debt or equity funding to maintain operations and fund R&D beyond September 30, 2009.

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

On February 5, 2009, we received two grants from the Advanced Lead-Acid Battery Consortium, the leading industry association made up in part by the largest companies supplying the world’s battery market. The two grants totals approximately $380,000 and will help support research into two key areas. The first grant seeks to identify the mechanism by which the optimum specification of carbon, when included in the negative active material of a valve-regulated lead-acid battery, provides protection against accumulation of lead sulfate during high-rate partial-state-of-charge operation. The second grant seeks simply to characterize our proprietary PbC® battery in hybrid electric vehicle (HEV) type duty-cycle testing. The grants are administered through the Durham, NC-based International Lead Zinc Research Organization acting on behalf of the ALABC. The research work is already underway and will continue for a period of 14 months. The grant proceeds are expected to begin to be released in the third quarter of 2009.

On February 9, 2009, we received notice that we are the recipient a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 initial grant, which was announced by Governor Edward Rendell on January 29, 2009, is part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages our proprietary  PbC™   battery technologies provide in a variety of electric vehicle types including: hybrids (HEVs), such as the popular Toyota Prius;  “plug-ins” (PHEVs) used in commuter, delivery and other vehicles; and in electric vehicles (EV’s) and converted (from combustion engine operation) EV’s.

A summary of awarded grants is listed as follows:

DOD Office of Naval Research	$1,200,000
ALABC	380,000
PA Alternative Fuels Incentive Grant Program	800,000
$2,380,000

Contract Activities

Exide Technologies

On or about April 8, 2009, we signed a definitive Memorandum of Understanding for a multi-year, global supply relationship with Alpharetta, GA-based Exide Technologies (Nasdaq: XIDE) for the purchase of our PbC® batteries and other Axion technologies. We are a developer of advanced batteries and energy storage products that incorporate patented lead carbon battery PbC™ technology. Exide Technologies, one of the three largest battery companies in the world, is a global leader in stored electrical energy solutions.

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

Product Opportunities

In April of 2009, the Company entered into a long term supply agreement with Exide Technologies.  Under that agreement, Axion will provide batteries and electrodes to Exide for resale to their customers.  Markets that the Company has targeted, both individually and in partnership with Exide through this agreement, include the European Micro-Hybrid and Mild-Hybrid. The hybrid market in Europe is driven by legislation passed April 23, 2009. This legislation requires car manufacturers to reduce CO2 emissions from the current level of 160 grams per/km, to a level of 120 grams per/km. Beginning in 2012, 65% average of the fleet must meet that standard. By January 1, 2015, there must be 100% adoption.  Stiff penalties will be enforced for lack of compliance starting with the first gram of CO2 over 120.  The fine will be assessed on the entire fleet (e.g. In 2015, X car maufacturer sells 1M cars but has CO2 emissions of 125 grams per/km. That OEM will be fined 235M Euros). Of the 10,000,000 or more hybrid cars testimated to be manufactured in 2012, 80% will be micro-hybrid. The PbC Battery provides an inexpensive solution for the Micro-Hybrid and Mild-Hybrid markets.  Our current levels of production are inadequate for this market, so additional capacity must be put in place.  In order to fund that added capacity, we will be required to secure additional funding.

Increased Production Plans

Our Exide agreement underscores the need for increased electrode production capacity.  The single line, that is now on the ground in New Castle, was the first step in ramping up production, but several more production lines are needed.  The interest of the European OEM’s, and the deadlines they must meet, has served to provide further focus on this production requirement if the Company is to take full advantage of the large scale emerging market opportunity.  In addition, Exide received a recently announced DoE funding that will include Axion’s PbC Technology™. This $34.3 million award to “Exide Technology with Axion Power International”, that partially funds increased AGM production capacity at Exide, places a production burden on the Company. While it enhances our opportunity to more quickly reach our long term goal of selling electrodes to lead acid battery companies for their AGM products, it strains our projected production equipment ramp up. Our second strategic partner, East Penn Manufacturing, also received a $33.1 million award for production of a battery product containing carbon.  Although this opportunity is smaller than the one provided from the Exide funding, it would further tax our existing production capabilities.

Results of Operations

Overview

The comparative data below presents our results of operations for the three and six months ended June 30, 2009 and June 30, 2008, respectively. While certain of the data is not strictly comparable because some line items are positive and some negative, the provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

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

Statements of Operations

The following table shows the percentage relationship of the line items to the net loss applicable to the common shareholder.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Statements of Operations	2009	% of net loss	2008	% of net loss	2009	% of net loss	2008	% of net loss

Revenues	$277,890		$176,080		$604,983		$391,807
Cost of goods sold	163,963		80,235		399,650		185,325
Gross profit	113,927	-4.5%	95,845	-3.0%	205,333	-4.3%	206,482	-3.4%

Expenses
Research & development	1,223,817	48.4%	733,221	23.2%	2,457,784	51.0%	1,404,384	22.9%
Selling, general & administrative	1,132,841	44.8%	1,466,031	46.3%	2,014,384	41.8%	3,179,196	51.8%
Interest expense - related party	-	0.0%	758,197	23.9%	-	0.0%	1,177,870	19.2%
Derivative revaluation	-	0.0%	-	0.0%	-	0.0%	(2,844)	0.0%
Interest & other income, net	(4,098)	-0.2%	19,765	0.6%	(12,698)	-0.3%	8,437	0.1%
Net loss before income taxes	(2,238,633)	88.6%	(2,881,369)	91.0%	(4,254,137)	88.2%	(5,560,561)	90.7%

Deficit accumulated during development stage	(2,238,633)	88.6%	(2,881,369)	91.0%	(4,254,137)	88.2%	(5,560,561)	90.7%

Less preferred stock dividends And beneficial conversion feature	(287,992)	11.4%	(284,917)	9.0%	(569,142)	11.8%	(572,332)	9.3%
Net loss applicable to common shareholders	$(2,526,625)	100.0%	$(3,166,286)	100.0%	$(4,823,279)	100.0%	$(6,132,893)	100.0%

Basic and diluted net loss per share	$(0.10)		$(0.16)		$(0.18)		$(0.32)

Weighted average common shares outstanding	26,427,019		20,290,404		26,423,233		18,990,487

Summary of Consolidated Results for period ending June 30, 2009 compared with June 30, 2008

Revenue

Revenues for the three and six months ended June 30, 2009 was approximately $0.3 million and $0.6 million, respectively, compared to revenues of approximately $0.2 million and $0.4 million, respectively, for the corresponding periods in 2008. This represents a 58% and 54% increase, respectively, in revenue for the three and six months ended June 30, 2009 over the corresponding periods in 2008 and derives from increased sales of traditional batteries to a large scale buyers group and our manufacturing contract for a large North American lead-acid battery manufacturing company. We had two customers that accounted for approximately 27% and 12% of revenue respectively for the six months ended June 30, 2009 and one customer which accounted for approximately 19% of the revenue for the same period in 2008. Due to the developmental stage of our technology, the revenue generated remains insignificant when compared to total operations.

Cost of Goods Sold

Cost of goods sold represents costs for batteries sold to customers and include various raw materials with lead being the most significant.  We also use components such as plastic battery cases and covers as well as separators and acid.  We also incur manufacturing labor and overhead costs as well as costs for packaging and shipping. Cost of goods sold for the three and six months ended June 30, 2009 was approximately $0.2 million and $0.4 million, respectively, compared to cost of goods sold of approximately $0.1 million and $0.2 million, respectively, for the same periods in 2008.  This represents approximately a 104% and116% increase, respectively, in cost of goods sold for the three and six month ended June 30, 2009 and is consistent with the increase in sales volume of lower margin products.

Research & Development Expenses

Research and development expenses include compensation for employees and contractors, as well as small test equipment, supplies and overhead.  These costs also include manufacturing employee compensation, manufacturing facility and overhead costs attributed to research and development activities. Research and development also includes prototype production and testing costs. Research and development expenses for the three and six months ended June 30, 2009 were approximately $1.2 million and $2.5 million, respectively,  compared to approximately $0.7 million and $1.4 million, respectively, for the same periods in 2008, representing a 67% and 75% increase, respectively, in spending, as compared to the same periods in 2008. This increase is due to increased costs associated with additional efforts incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC®) including manufacturing activities to prepare the plant for future PbC® production, pilot product production and demonstration project production activities.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include compensation for employees and contractors, legal and accounting fees, and costs incurred for investor relations and activities associated with fund raising. Selling, general and administrative costs for the three and six months ended June 30, 2009 were approximately $1.1million  and $2.0 million, respectively, compared to approximately $1.5 million and $3.2 million, respectively, for the same periods in 2008. This represents a 23% and 37% decrease in spending over the same periods during 2008. In 2008, we experienced cost increases primarily due to substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, public relations, registration and litigation costs and also one-time employee costs with respect to restructuring of employment agreements.

Interest Expense

Interest expense during the three and six months ended June 30, 2009 were $0.0 and $0.0 million, respectively, as compared to approximately $0.8 and $1.2 million during the three and six months ended June 30, 2008.  This decrease was due to the satisfaction of indebtedness in 2008.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, we believe that our cash and cash equivalents of $1.0 million, as of June 30, 2009 are not sufficient to allow us to continue operations without additional funding. Especially given the current economic climate, no assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products.  Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. Since January 2009, our only source of financing has been from working capital carried over from 2008, which predominantly arose from the Quercus Trust investments that occurred during 2008.  These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue as a going concern.

Despite the capital available as of June 30, 2009, we have experienced some current encouraging trends.  In July 2009, we sold batteries with an aggregate sales price of approximately $450,000, and we have a verbal commitment from a new customer to purchase batteries in minimum amounts of $500,000 per month over 12 months commencing in August 2009.  These two events provide potential for significantly improved cash from operations for the third and fourth quarters of 2009.

Furthermore, we have made significant strides in our hybrid battery program, which shows potential for revenue from sales in 2010.  We also have some feedback, although no assurances, that we will receive material funds from recent grant submissions both with the federal government, through the “Stimulus Package” programs, and the Commonwealth of Pennsylvania.  While these latter two events do not currently have a direct effect on liquidity, they do provide the basis of potential liquidity sources in 2010.

On June 30, 2009, our cash position was $1.0 million, and we had working capital of $1.1 million.

Cash, Cash Equivalents and Working Capital

At June 30, 2009, we had approximately $1.0 million of cash and cash equivalents compared to approximately $3.1 million at December 31, 2008. At June 30, 2009 working capital was approximately $1.1 million compared to working capital of approximately $5.4 million at December 31, 2008. Cash equivalents consist of short-term liquid investments with original maturities of no more than three months and are readily convertible into cash and included the following at June 30, 2009:

	Coupon / Yield	Maturity	June 30, 2009
Fidelity Institutional Money Market	0.71%	n/a	$761,845

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2009 was approximately $(3.7) million. Net cash used in operations for this same period in 2008 was approximately $(3.7) million. The use of cash in operations is consistent with the development stage of this business from an operations standpoint.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2009 was approximately $1.6 million compared to net cash used by investing activities of approximately $(0.7) million for the same period in 2008. Activities in 2009 include cash provided by the maturity of approximately $2.2 million of short term investments deposited into cash equivalents net of approximately $(0.5) million used to purchase equipment for both production and research and development and notes receivable.

Cash Flows from Financing Activities

There were no financing activities for the six months ended June 30, 2009, compared to approximately $16.3 million of cash provided during the same period ended June 30, 2008. Financing activities for the six months ended June 30, 2008 consisted of $16.5 million from the issuance of common stock (before deduction of offering expenses and fees) and the repayment of $0.2 million for retirement of the bridge loans.

Significant Financing Arrangements

The Quercus Investment.  On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with a five year common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

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

Critical Accounting Policies, Judgments and Estimates

The “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section of this report discusses our financial statements, which have been prepared in accordance with GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of June 30, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2009:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows:

•
During the first quarter of 2009, we hired an experienced manager of Human Resources who is establishing formal HR policies and procedures, will conduct employee training sessions, is documenting formal job descriptions and will have all employees acknowledge key policies and sign the Code of Conduct. Formal job descriptions have been documented for approximately 80% of our managerial, administrative and engineering positions, and approximately 50% of our plant employees.  We expect that all positions will have formal descriptions documented prior to filing our 10-Q for the quarter ending September 30, 2009.

•
We are currently implementing our new Enterprise Resource Planning (ERP) system and accounting system that restricts access and adds needed layers of approvals and internal audit processes for our primary accounting activities. With this implementation, which is expected to be completed prior to filing our 10-Q for the quarter ending September 30, 2009, employees with accounts payable responsibilities will not be able to unilaterally add, delete or change vendor accounts.

•	We are improving our financial reporting controls by:

o
All  journal entries are reviewed and approved prior to entry into the General Ledger.  A formal written policy with regard to this process will be available prior to filing our 10-Q for the quarter ending September 30, 2009.

o	We have documented many key financial reporting processes and expect to be completed with documentation of all key processes prior to filing our 10-Q for the quarter ending September 30, 2009.
o
As part of our assessing our general information technology processes and controls, we are establishing  an effective document control and retention procedure. We expect this task to be completed prior to filing our 10-Q for the quarter ending September 30, 2009.

o	We have established budgets and we examine and document on a month to month basis budget versus actual variances.
o	We generate detailed monthly Board of Director financial reports and discuss with the Board financial results on a monthly basis.

•
As part of our  implementation of our ERP system we are documenting all key inventory control processes. We have segregated inventory purchasing and receiving functions. We are establishing procedures for adding and modifying bills of materials. We are monitoring and evaluating our inventory measurement and valuation methods and processes. Also, we have just started the process to implement sales forecasts  to generate purchasing and production forecasts and for inventory management. We anticipate that these tasks will be completed prior to filing our 10-Q for the quarter ending September 30, 2009.

•
We are evaluating development of a written process for utilization of  criminal background checks for all new members of the board of directors and new employee candidates, prior to their appointment/hire.  We expect to complete consideration and implementation of any possible outcome procedures by the end of the 2009 fiscal year.

•
We are  documenting key business processes and procedures  that are critical to manage and operate our business on a daily basis. We expect this task to be completed prior to the filing of our 10-Q for the quarter ending September 30, 2009.

•
We are documenting authorization levels stating criteria as to  approvals of  business transactions including  formal documented guidelines for creating properly authorized levels for entering into agreements (i.e. purchase orders, sales and other contracts) or distributing cash (signing checks, creating authorizing wire transfers). We anticipate that this tasks will be completed prior to the issuance of our 10-Q for the quarter ending September 30, 2009.

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

ITEM 1A.  RISK FACTORS

Risks related to our business

We have incurred net losses from inception and do not expect to introduce our first commercial PbC® products for 3 to 6 months.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC® devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the six months ended June 30, 2009, we had a net loss applicable to common shareholders of approximately $4.8 million and cumulative losses from inception (September 18, 2003) to June 30, 2009 of $53.9 million. Our PbC™ technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. We believe the development and testing process will require a minimum of an additional 3 to 6 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

We are experiencing a significant cash shortage and without sufficient financing or increase in revenues we may be required to curtail operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of June 30, 2009, our cash and cash equivalents amounted to $ 1.0 million. Without any substantial revenues, we have been dependent upon more than $17.0 million in net cash provided by financing activities, since January 1, 2007 to remain in business.  If we do not continue to raise capital and increase revenue until we generate sufficient gross margin from revenue to cover our operating expenses, we will be required to discontinue or further substantially modify our business.  These factors raise substantial doubt about our ability to continue as a going concern.

We are in breach of certain registration rights.

As of June 30, 2009, we have outstanding obligations to register approximately 3,755,500 shares of common stock held by the Mega-C Trust, and 750,000 shares held by the Mega-C liquidation trust, in addition we have outstanding obligations to register approximately 1,150,911 shares of common stock that may be issued upon conversion of our 8% Cumulaive Convertible Senior Preferred Stock, 8,204,365 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, and an additional 1,911,905 shares of common stock issuable upon the exercise of certain of our outstanding options, and an additional 14,228,772 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are still in breach of all of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against us for our failure to meet these registration obligations and, as a result, our business operations, or our ability to raise additional capital in the future, may be adversely affected.

Pursuant to Section 4.1(d)(v) of the Securities Purchase Agreement, dated January 14, 2008, between the Quercus Trust and the Company, liquidated damages accrue at the rate of one percent (1%) per month (based upon the purchase price of Registrable Securities not registered (which is the securities purchased by Quercus less the “cut back shares” which were not registered) if a Post Effective Amendment to the S-1 Registration Statement, which became effective on August 5, 2008, registering shares for resale on behalf of Quercus Trust, is not filed by certain stated deadlines, including within 30 days after the Company’s Annual Report on Form 10-K is due.  The Company did not file its Post Effective Amendment by April 30, 2009, as required, and has thus incurred liquidated damages equal to $44,054 per month plus interest accruing at the rate of 18% per annum on any payment not made within 7 business days of the date due.  Interest on the initial $44,054 shall continue to accrue until the amount is paid.  As of June 30, 2009, liquidated damages and related interest in the amount of $45,380 is included in Selling, general and administrative expenses and Other current liabilities.  Further liquidated damages do not accrue as our Post Effective Amendment became effective on May 29, 2009.

Being a public company increases our administrative costs significantly.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Commission rules and regulations have made some activities more time consuming and expensive and require us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2009, we spent $88,000 on these expenses, however, we do expect Commission rules and regulations, including the prospective requirements of auditor attestation under Section 404 of the Sarbanes Oxley Act of 2002, will continue to increase during the rest of 2009 and to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

We cannot begin full-scale commercial production of our PbC™ technology for 3 to 6months.

We will not be able to begin full commercial production of our PbC® energy storage devices until we complete our current testing operations, our planned application evaluation and our planned product development. We believe our commercialization path will require a minimum of 3 to 6 months. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC® batteries and other technologies or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful, there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

Risks relating to our common stock

The number of shares of common stock we are obligated to register could depress our stock price.

Effective August 5, 2008, we registered 2,782,837 shares of our common stock for resale by certain Selling Stockholders, and under various agreements with certain Selling Shareholders, we have registered an additional 638,199 shares in May 2009. These shares represent approximately 1.2% of our capitalization assuming the exercise of certain warrants and options and conversion of preferred stock. The sale of a significant number of these shares may cause the market price of our common stock to decline.

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

We had 26,453,437 shares of common stock outstanding at June 30, 2009, and (a) our Series A Convertible Preferred Stock is presently convertible into 8,204,365 shares of common stock, (b) our shares of Cumulative Convertible Senior Preferred Stock are presently convertible into 1,150,911 shares of common stock, (c) we have warrants outstanding that, if exercised, would generate proceeds of $41,115,303 and cause us to issue up to an additional 14,128,772 shares of common stock and (d) we have options to purchase common stock that, if exercised, would generate proceeds of $5,688,148 and result in the issuance of an additional 1,911,905 shares of common stock.

Our stock price may not stabilize at current levels.

Our stock is quoted on the OTCBB. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of June 30, 2009, the latest practicable date, was $1.40 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Our complete list of risk factors is set forth in our Form 10-K for the year ended December 31, 2009 for full consideration of the risk factors involved in investing in our stock.

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
Dated: August 14, 2009

/s/ Donald T. Hillier
Donald T. Hillier, Principal Financial Officer and
Principal Accounting Officer
Dated: August 14, 2009