Form 10-Q/A
period 2009-03-31
Axion Power International, Inc.
filed 2009-11-06
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 Amendment No. 1 to Form 10-Q

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at October 30, 2009
Common Stock, $0.0001 par value	26,744,172

Cautionary Note Regarding Forward-Looking Information

This Report, in particular Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

When used in this Report and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

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

 Explanatory Note

Restatement of Historical Financial Statements

As a result of Securities and Exchange Commission comments, we have reissued the financial statements to restate the following:

The Company has recalculated its derivative liability arising from the impact of "down round protection" in certain of its financial instruments based upon the impact of FASB ASC 815-40-15-5 (formerly EITF 07-05), which became effective as of January 1, 2009.  Based upon this recalculation, the Company has recorded an additional derivative liability on its balance sheet and a resulting change in income (loss) on its condensed consolidated statement of operations.  This has reduced the deficit accumulated during development stage and the net loss applicable to common shareholders by $ 1,178,690 to $(836,814) and $(1,117,964) respectively for the three months ended March 31, 2009.

The above restatements have no effect on total Stockholders’ Equity or Net cash used by operating activities for the quarter ended March 31, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	Restated March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,212,217	$3,124,168
Short-term investments	-	2,193,920
Accounts receivable	250,861	128,035
Other receivables	6,527	64,456
Prepaid expenses	119,505	78,989
Inventory	1,470,624	1,269,515
Total current assets	5,059,734	6,859,083

Property & equipment, net	3,337,271	3,274,183
Other receivables, non-current	64,623	28,388
TOTAL ASSETS	$8,461,628	$10,161,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,470,857	$1,324,287
Other current liabilities	120,655	162,580
Total current liabilities	1,591,512	1,486,867

Deferred revenue	730,082	751,096
Derivative liabilities	1,271,852	-
Total liabilities	3,593,446	2,237,963

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
. Senior preferred – 1,000,000 shares designated . 137,500 issued and outstanding (137,500 in 2008)	1,693,851	1,656,735
. Series A preferred – 2,000,000 shares designated . 718,997 shares issued and outstanding (718,997 in 2008)	9,684,392	9,440,359
Common stock-100,000,000 shares authorized $0.0001 par value
26,420,437 issued & outstanding (26,417,437 in 2008)	2,641	2,641
Additional paid in capital	37,091,477	46,184,287
Deficit accumulated during development stage	(43,351,850)	(49,111,062)
Cumulative foreign currency translation adjustment	(252,329)	(249,269)
Total Stockholders' Equity	4,868,182	7,923,691

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8,461,628	$10,161,654

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2009 Restated	2008	March 31, 2009 Restated

Revenues	$327,093	$215,727	$1,815,940
Cost of goods sold	235,687	105,090	1,445,949
Gross profit	91,406	110,637	369,991

Expenses
Research & development	1,233,967	671,163	15,185,637
Selling, general & administrative	881,543	1,713,165	18,896,924
Interest expense - related party	-	419,673	2,151,923
Impairment of assets	-	-	1,391,485
Derivative revaluation	(1,178,690)	(2,844)	(7,693,358)
Mega C Trust Share Augmentation (Return)	-	-	400,000
Interest & other income, net	(8,600)	(11,328)	(542,752)
Net loss before income taxes	(836,814)	(2,679,192)	(29,419,868)

Income Taxes	-	-	4,299
Deficit accumulated during development stage	(836,814)	(2,679,192)	(29,424,167)

Less preferred stock dividends and beneficial conversion feature	(281,150)	(287,415)	(13,927,683)
Net loss applicable to common shareholders	$(1,117,964)	$(2,966,607)	$(43,351,850)

Basic and diluted net loss per share	$(0.04)	$(0.17)	$(2.67)

Weighted average common shares outstanding	26,419,404	17,861,987	16,250,211

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		(9/18/2003) to
	2009 Restated	2008	3/31/2009 Restated

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(836,814)	$(2,679,192)	$(29,424,167))
Adjustments required to reconcile deficit
accumulated during development stage to cash flows
used by operating activities
Depreciation	95,956	61,111	639,242
Non-cash interest expense	-	307,493	1,830,583
Impairment of assets	-	-	1,391,486
Derivative revaluations	(1,178,690)	(2,844)	(7,693,358)
Mega C Trust Share Augmentation (Return)	-	-	400,000
Equity instruments issued for services	234,908	150,058	4,585,407
Changes in Operating Assets & Liabilities
Accounts receivable	(122,826)	(22,467)	(257,731)
Other receivables	57,929	6,480	15,433
Prepaid expenses	(40,516)	(13,517)	(116,917)
Inventory	(201,109)	(100,281)	(1,470,623)
Accounts payable	146,570	(689,598)	3,125,501
Other current liabilities	(41,925)	605,725	141,787
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(21,014)	(24,734)	817,561

Net cash used by operating activities	(1,907,531)	(2,401,766)	(25,837,377)

Cash Flows from Investing Activities
Short term investments	2,193,920	-	-
Long term notes, net	(36,235)	-	(1,281,639)
Purchase of property & equipment	(159,045)	(294,567)	(3,973,225)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	1,998,611	(294,567)	(5,422,781)

Cash Flow from Financing Activities
Proceeds from related party debt, net	-	92,315	5,179,771
Proceeds from sale of common stock; net of costs	-	3,626,000	20,185,905
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	-	7,472,181
Net cash provided by financing activities	-	3,718,315	34,493,357

Net Change in Cash and Cash Equivalents	91,080	1,021,982	3,233,199
Effect of Exchange Rate on Cash	(3,060)	(3,253)	(21,011)
Cash and Cash Equivalents - Beginning	3,124,168	671,244	-
Cash and Cash Equivalents - Ending	$3,212,217	$1,689,973	$3,212,217

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

In the opinion of management, the information furnished in this Amendment No. 1 to Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the periods ended March 31, 2009 and 2008, as well as the cumulative period from inception through March 31, 2009. In addition to normal recurring adjustments, the Company restated its financial statements, in the notes captioned “Restatement of Financial Statements for Quarter Ended March 31, 2009”.The condensed consolidated balance sheet as of December 31, 2008 has been derived from those audited consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the year ending December 31, 2009.

2.         Restatement of Financial Statements for Quarter Ended March 31, 2009

	March 31, 2009
	Reported	Adjustments	Reference	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$3,212,217	$-		$3,212,217
Accounts receivable	250,861	-		250,861
Other receivables	6,527	-		6,527
Prepaid expenses	119,505	-		119,505
Inventory	1,470,624	-		1,470,624
Total current assets	5,059,734	-		5,059,734

Property & equipment, net	3,337,271	-		3,337,271
Other receivables, non-current	64,623	-		64,623
TOTAL ASSETS	$8,461,628	$-		$8,461,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,470,857	$-		$1,470,857
Other current liabilities	120,655	-		120,655
Total current liabilities	1,591,512	-		1,591,512

Deferred revenue	730,082	-		730,082
Derivative liabilities	-	1,271,852	1	1,271,852
Total liabilities	2,321,594	1,271,852		3,593,446

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stockholders' Equity:
Convertible preferred stock
. Senior preferred	1,693,851	-		1,693,851
. Series A preferred	9,684,392	-		9,684,392
Common stock	2,641	-		2,641
Additional paid in capital	46,419,195	(9,327,718)	2	37,091,477
Deficit accumulated during development stage	(51,407,716)	8,055,866	3	(43,351,850)
Cumulative foreign currency translation adjustment	(252,329)	-		(252,329)
Total Stockholders' Equity	6,140,034	(1,271,852)		4,868,182

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8,461,628	$-		$8,461,628

	Three Months Ended
	Reported	Adjustments	Reference	Restated

Revenues	$327,093	$-		$327,093
Cost of goods sold	235,687	-		235,687
Gross profit	91,406	-		91,406

Expenses
Research & development	1,233,967	-		1,233,967
Selling, general & administrative	881,543	-		881,543
Derivative revaluation	-	(1,178,690)	4	(1,178,690)
Interest & other income, net	(8,600)	-		(8,600)
Net loss before income taxes	(2,015,504)	(1,178,690)		(836,814)

Deficit accumulated during development stage	(2,015,504)	1,178,690		(836,814)

Less preferred stock dividends and beneficial conversion feature	(281,150)			(281,150)
Net loss applicable to common shareholders	$(2,296,654)	$1,178,690		$(1,117,964)

Basic and diluted net loss per share	$(0.09)			$(0.04)

Weighted average common shares outstanding	26,419,404	-		26,419,404

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 Reference Notes:

1.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock.  The derivative liability balance at March 31, 2009 is $1,271,852, of which $1,106,549 is assigned to The Quercus Trust warrants and $165,303 to the warrants issued for services in connection with The Quercus Trust offering.

2.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009.  On January 1, 2009, the Company reduced additional paid in capital by $9,327,718, representing the fair value originally assigned to The Quercus Trust warrants in the amount of $8,133,983 plus the fair value originally assigned to the warrants issued for services in connection with The Quercus Trust offering amounting to $1,193,735.

3.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009.  The adoption precipitated a reduction in the Deficit accumulated during development stage in the amount of $8,055,866 through March 31, 2009. This reduction is comprised of the cumulative effect of a change in accounting principle that decreased the Deficit accumulated during the development stage in the amount of $6,877,176, representing the change in fair value from the date of origination of the instruments though January 1, 2009, the effective date of change in accounting principle and a decrease in  the Deficit accumulated during the development stage resulting from income recognized from derivative revaluation during the three month period ending March 31, 2009 in the amount of $1,178,690.

4.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009.  The amount recorded under Derivative revaluation of $(1,178,690) reflects the reduction  in fair value of Derivative  liabilities  from the adoption date of EITF 07-5 on January 1, 2009 through the three month period ending March 31, 2009.

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

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock. See Note 5 for further discussion.

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

5.    Derivative liabilities
On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with a five year common stock purchase warrants that entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The warrants contain conventional anti-dilution provisions and also down round provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $2.60 per share.

On January 1, 2009 the Company adopted EITF 07-5, and as a result the 10,000,000 outstanding warrants issued to The Quercus Trust and another 1,485,714 warrants issued as payment of services related to this offering, both containing exercise price down round reset provisions, that were previously classified in equity were reclassified to derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to the Company’s own stock. The fair value of these derivative liabilities as of January 1, 2009 was $2,450,542 and was reclassified  from additional paid-in capital. The fair value of these derivative liabilities as of March 31, 2009 was $1,271,852. The Black Scholes Merton stock option valuation model was used to determine the fair values. The significant assumptions used in the January 1, 2009 valuation were: the exercise price of $2.60; the market value of the Company’s common stock on January 1, 2009, $1.15; expected volatility of 49.44%; risk free interest rate of 1.28%; and a remaining contract term of 4.27 years. The significant assumptions used in the March 31, 2009 valuation were: the exercise price of $2.60; the market value of the Company’s common stock on March 31, 2009, $0.90; expected volatility of 49.13%; risk free interest rate of 1.41%; and a remaining contract term of 4.02 years.

The  decrease in fair value of the Company’s derivative liabilities  of $1,178,690 was recorded as  income during the three months ended March 31, 2009.

6.     Warrants

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

7.     Preferred Stock
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

8.     Equity Compensation
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

The assumptions noted in the following table were used for the options granted for the period ended March 31, 2009.

Risk-free interest rate	1.6%
Dividend yield	$ -
Expected volatility	50.6%
Expected term (in years)	5.7

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

9.     Earnings/Loss Per Share

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

10.    Comprehensive Income and Significant Non-Cash Transactions

Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended March 31, 2009 and 2008 are as follows:

	Restated Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net loss applicable to common shareholders	$(1,117,964)	$(2,966,607)
Foreign currency translation adjustment	$(3,060)	$(3,253)
Comprehensive Income/(loss)	$(1,121,024)	$(2,969,860)

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

11.    Commitments and Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The Company has no retirement plans or other similar arrangements for any directors, executive officers or employees.

12.	Subsequent Events

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

Financing Activities

On July 22, 2009, the Pennsylvania Department of Community and Economic Development approved Axion’s application for a loan from the Machinery and Equipment Loan Fund (MELF) in the maximum amount of $791,055.  The proceeds of the loan will be used to defray part of the cost of equipment purchased for use at the Company’s facility on Green Ridge Road. The loan will bear interest at the rate of 3% interest per annum and will be payable in equal monthly installments of principal and interest over a period of seven years.  The Company is required to create and/or retain the number of full-time equivalent jobs specified in the loan application within three (3) years after the date of disbursement of MELF loan proceeds. In September 2009, the Company received $776,000 in proceeds related to this loan. The MELF loan initial proceeds in the amount of $776,244 was received by the Company on September 14, 2009. The first installment payment of the loan representing principal and interest in the amount of $10,257 was paid November 1, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

In August of 2009 the Company structured short term secured bridge loan arrangements with certain of the Company’s directors and significant investors, The “Bridge Loan”,  secured by all the Company’s intellectual property, received funding of $800,000 through September 30, 2009. The Secured Bridge Loan has an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014. Anti-dilution provisions apply to the warrants. The Holders of these Notes shall have the right to convert the Note together with interest, into any security sold by the Company in an institutional offering. Upon repayment of this Note, all conversion rights shall terminate forthwith.

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with The Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The material terms of the Amendment are as follows:

1.  The exercise for warrants previously issued to Quercus by us is reset from $2.60 per share to $0.75 per share.

2.  Any previously accrued liquidated damages under the Securities Purchase Agreement to the date of the Amendment are waived.

3.  Axion and Quercus have agreed to elect three new directors on behalf of Quercus, each to serve a three year term.

4.  Quercus has agreed to invest an additional $2,000,000 in connection with a minimum $10 million capital raise by us upon certain terms and conditions as set forth in the Amendment.

5.  Certain deadlines in the Agreement for filing of post effective amendments are extended from 7 business days and 30 calendar days are extended to 15 business days and 60 calendar days, respectively.

The Amendment provides us with a further financing commitment by Quercus as well as provision of the benefit of the experience and expertise of the three named individuals as new directors to us.  The Amendment resolves certain milestones set forth in the Agreement which were not fully met due to the noncompletion of the Production Contract which was entered into by us and delivered to Quercus on June 27, 2008.

Subsequent events were evaluated through November 6, 2009, the date the financial statements were issued.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As a result of Securities and Exchange Commission comments, we have reissued the financial statements to restate the following:

The Company has recalculated its derivative liability arising from the impact of "down round protection" in certain of its financial instruments based upon the impact of FASB ASC 815-40-15-5 (formerly EITF 07-05), which became effective as of January 1, 2009.  Based upon this recalculation, the Company has recorded an additional derivative liability on its balance sheet and resulting change in income (loss) on its condensed consolidated statement of operations.  This has reduced the deficit accumulated during the development stage and the net loss attributable to common shareholders by $ 1,178,690 to $ (836,814) and $ (1,117,964) respectively for the three months ending March 31, 2009.

The above restatements have no effect on total Stockholders’ Equity or Net cash used by operating activities for the quarter ended March 31, 2009.

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

At March 31, 2009, we have incurred cumulative net losses of approximately $43.4 million applicable to the common shareholders. This includes approximately $2.1 million in interest of which $1.3 million relates to discount on notes and settled through non cash transactions and $7.7 million in income from derivative revaluations triggered by EITF 07-5 were also settled through non cash transactions. We have an additional $13.9 million in accumulated preferred stock dividends. We had approximately $5.0 million in current assets and $1.6 million in current liabilities at March 31, 2009, which results in working capital surplus of approximately $3.4 million.

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

Statements of Operations

The following table shows the percentage relationship of the lines to the net loss applicable to the common shareholders.

	Three Months Ended
	March 31,
Statements of Operations	Restated 2009	% of net loss	2008	% of net loss

Revenues	$327,093		$215,727
Cost of goods sold	235,687		105,090
Gross profit	91,406	-8.2%	110,637	-3.7%

Expenses
Research & development	1,233,967	110.4%	671,163	22.6%
Selling, general & administrative	881,543	78.9%	1,713,165	57.7%
Interest expense - related party	-	0.0%	419,673	14.1%
Derivative revaluation	(1,178,690)	-105.4%	(2,844)	-0.1%
Interest & other income, net	(8,600)	-0.8%	(11,328)	-0.4%
Net loss before income taxes	(836,814)	74.9%	(2,679,192)	90.3%
Deficit accumulated during development stage	(836,814)	74.9%	(2,679,192)	90.3%
Less preferred stock dividends	(281,150)	25.1%	(287,415)	9.7%
Net loss applicable to common shareholders	$(1,117,964)	100.0%	$(2,966,607)	100.0%

Basic and diluted net loss per share	$(0.04)		$(0.17)
Weighted average common shares outstanding	26,419,404		17,861,987

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

Derivative revaluation

Income from derivative revaluation  for the three months ended March 31, 2009 was $1.2 million compared to $0.0 million for the same period in 2008, and represents a decrease in the fair value of derivative liabilities   resulting  from the adoption of EITF 07-5, on January 1, 2009.

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

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes warrants with down round protection as liabilities at their respective fair values on each reporting date. The derivative liabilities recorded in the balance sheet reflect accounting for some of the Company’s warrants as a liability rather than as a component of equity. These derivative liabilities are a non-cash item and reflect the fair value of the related instruments. They do not reflect an amount that is owed to the warrant holders or any requirement for payment whatsoever. Increases in the Company’s common stock price, or actual reductions in exercise will cause the related derivative liabilities to increase and will result in a charge to derivative revaluation expense. Decreases in the Company’s common stock price will cause the related derivative liabilities to decrease and will result in a derivative revaluation income. While the warrants remain unexercised, assuming no change in the common stock price, or actual reductions in the exercise price, the derivative liabilities will gradually diminish as the warrant expiration date approaches. If the warrants are exercised, any remaining derivative liabilities on the date of exercise will be credited to Additional Paid in Capital. Upon the expiration or exercise of the Company’s warrants, the applicable derivative liabilities will cease to exist and amounts charged to Additional Paid in Capital will be completely offset by charges to Accumulated deficit during development stage. Therefore, eventually the net effect of the change in accounting principle caused by the adoption of EITF 07-5 to Stockholder’s Equity will be zero, though the financial statements will be subject to material fluctuations as the Company’s common stock price increases or decreases or there are actual reductions in the exerciseprice until the applicable warrants expire or are exercised.

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

	Coupon / Yield	Maturity	March 31, 2009
Fidelity Institutional Money Market	0.98%	n/a	$ 2,858,214

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

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $2.60 per share.

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

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of EITF 07-5, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives.

Revenue Recognition:  The Company records sales when revenue is earned. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

• 	We have not maintained sufficient segregation of duties as evidenced by:

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

•	Adequate procedures to ensure appropriate application of new accounting pronouncements.

•	We have identified weaknesses in our inventory controls:

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

•
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

• 	We have key financial, sales order processing, shipping and receiving processes that are used to operate our business on a daily basis that are not formally documented.

• 
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

Remediation of Material Weaknesses in Internal Control over Financial Reporting and Actual Changes in Internal Control over Financial Reporting During the Last Fiscal Quarter That Have Materially Affected or Are Reasonably Likely to Materially Affect, Internal Control Over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows and have made the following actual changes as noted below:

• 
During the first quarter of 2009, we hired an experienced manager of Human Resources who is establishing formal HR policies and procedures, will conduct employee training sessions and have all employees acknowledge key policies and sign the Code of Conduct.

• 
During the first quarter of 2009, we made significant progress on implementation of a new Enterprise Resource Planning (ERP) system and accounting system that will restrict access and add needed layers of approvals and internal audit processes. With this implementation employees with accounts payable responsibilities will not be able to unilaterally add, delete or change vendor accounts.

• 	We are improving our financial reporting controls by:

o	Implementing a process to review all journal entries prior to entry into the General Ledger.
o	Documenting all key financial reporting processes.
o	Establishing an effective document control and retention procedure.
o	Establishing budgets and examining on a month to month basis budget versus actual variances.
o	Generating a detailed monthly Board of Director financial reports and discussion with the Board financial results.

• 
We are documenting along with the implementation of our ERP system all key inventory control processes, bills of materials, measurement and valuation processes, purchasing and production forecasts and inventory management.

• 
We are evaluating the use of criminal background checks for all new members of the board of directors, prior to their appointment. We are also evaluating the use of criminal background checks for all potential new hires.

• 	We will implement a process to document key business processes and procedures and make them accessible to all appropriate personnel.

• 	We will document authorization levels stating who is allowed to approve key transactions and at what level of spending.

Other than as described above, there have not been any other changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC® devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the three months ended March 31, 2009, we had a net loss of approximately $1.1 million and cumulative losses from inception (September 18, 2003) to March 31, 2009 of $43.3 million. Our PbC™ technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. We believe the development and testing process will require a minimum of an additional 6 to 9 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

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

As of October 30, 2009, we have outstanding obligations to register approximately 3,690,502 shares of common stock held by the Mega-C Trust, and 750,000 shares held by the Mega-C liquidation trust, in addition we have outstanding obligations to register approximately 1,128,341 shares of common stock that may be issued upon conversion of our 8% Cumulative Convertible Senior Preferred Stock, 8,004,259 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, and an additional 1,881,940 shares of common stock issuable upon the exercise of certain of our outstanding options, and an additional 14,228,772 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are still in breach of all of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against us for our failure to meet these registration obligations and, as a result, our business operations, or our ability to raise additional capital in the future, may be adversely affected.

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

Effective August 5, 2008, we registered 2,782,837 shares of our common stock for resale by certain Selling Stockholders, and under various agreements with certain Selling Shareholders, we will seek to register an additional 534,865 shares. These shares represent approximately1.0% of our capitalization assuming the exercise of certain warrants and options and conversion of preferred stock. The sale of a significant number of these shares may cause the market price of our common stock to decline.

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

Our stock is quoted on the OTCBB. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of October 30, 2009, the latest practicable date, was $1.68 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

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
PrincipalExecutive Officer
Dated: November 6,2009

/s/ Donald T. Hillier

 Donald T. Hillier, Principal Financial Officer and
Principal Accounting Officer
Dated: November 6, 2009