Form 10-Q/A
period 2009-06-30
Axion Power International, Inc.
filed 2009-11-06
CIK 1028153

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

This Report in particular Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

When used in this Report 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report 10-Q/ that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

●	we have incurred net losses since inception, and we may not be able to generate sufficient revenue and gross margin in the future to achieve or sustain profitability;

●	our planned level of operations depend upon increased revenues or additional financing, which may be difficult to generate given the current economic environment;

●	we may be unable to enforce or defend our ownership of proprietary technology;

●	we have never manufactured carbon electrode assemblies in large commercial quantities;

●	we may be unable to develop a cost effective alternative to conventional lead electrodes;

●	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

●	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC®”) batteries;

●
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC™ battery technology;

●	we will have limited market opportunities based on our anticipated manufacturing capacity;

●	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised;

●	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

●	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or do not improve in a timely manner; and

●	we are subject to stringent and evolving environmental regulation.

 Explanatory Note

Restatement of Historical Financial Statements

Amendment No. 1 to Form 10-Q As a result of Securities and Exchange Commission comments, we have reissued the financial statements to restate the following:

The Company has recalculated its derivative liability arising from the impact of "down round protection" in certain of its financial instruments based upon the impact of FASB ASC 815-40-15-5 (formerly EITF 07-05), which became effective as of January 1, 2009.  Based upon this recalculation, the Company has recorded an additional derivative liability on its balance sheet and a resulting change in income (loss) on its condensed consolidated statement of operations.  This has increased the deficit accumulated during the development stage and the net loss attributable to common shareholders by $1,544,154 to $(5,798,651) and $(6,367,793) for the six months ended June 30, 2009.

The above restatements have no effect on total stockholders’ equity or net cash used by operating activities for the quarter ended June 30, 2009.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	Restated June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$950,013	$3,124,168
Escrow deposits for foreign patent applications	68,160	-
Short-term investments	-	2,193,920
Accounts receivable	253,906	128,035
Other receivables	13,037	64,456
Prepaid expenses	35,133	78,989
Inventory	1,725,542	1,269,515
Total current assets	3,045,791	6,859,083

Property & equipment, net	3,625,654	3,274,183
Other receivables, non-current	50,404	28,388
TOTAL ASSETS	$6,721,849	$10,161,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,700,592	$1,324,287
Other current liabilities	174,646	162,580
Total current liabilities	1,875,238	1,486,867

Deferred revenue	709,068	751,096
Derivative liabilities	3,995,056	-
Total liabilities	6,579,362	2,237,963

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Senior preferred – 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2008)	1,731,710	1,656,735
Series A preferred – 2,000,000 shares designated 718,997 shares issued and outstanding (718,997 in 2008)	9,934,525	9,440,359

Common stock-100,000,000 shares authorized $0.0001 par value
26,453,437 issued & outstanding (26,417,437 in 2008)	2,645	2,641

Additional paid in capital	37,327,491	46,184,287
Deficit accumulated during development stage	(48,601,680)	(49,111,062)
Cumulative foreign currency translation adjustment	(252,204)	(249,269)
Total Stockholders' Equity	142,487	7,923,691

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,721,849	$10,161,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (9/18/2003) to
	2009 Restated	2008	2009 Restated	2008	June 30, 2009 Restated

Revenues	$277,890	$176,080	$604,983	$391,807	$2,093,830
Cost of goods sold	163,963	80,235	399,650	185,325	1,609,912
Gross profit	113,927	95,845	205,333	206,482	483,918

Expenses
Research & development	1,223,817	733,221	2,457,784	1,404,384	16,409,454
Selling, general & administrative	1,132,841	1,466,031	2,014,384	3,179,196	20,029,765
Interest expense - related party	-	758,197	-	1,177,870	2,151,923
Impairment of assets	-	-	-	-	1,391,485
Derivative revaluation	2,723,203	-	1,544,514	(2,844)	(4,970,154)
Mega C Trust Share Augmentation (Return)	-	-	-	-	400,000
Interest & other income, net	(4,098)	19,765	(12,698)	8,437	(546,850)
Net loss before income taxes	(4,961,836)	(2,881,369)	(5,798,651)	(5,560,561)	(34,381,705)

Income Taxes	-	-	-	-	4,300
Deficit accumulated during development stage	(4,961,836)	(2,881,369)	(5,798,651)	(5,560,561)	(34,386,005)

Less preferred stock dividends and beneficial conversion feature	(287,992)	(284,917)	(569,142)	(572,332)	(14,215,675)
Net loss applicable to common shareholders	$(5,249,828)	$(3,166,286)	$(6,367,793)	$(6,132,893)	$(48,601,680)

Basic and diluted net loss per share	$(0.20)	$(0.16)	$(0.24)	$(0.32)	$(2.92)

Weighted average common shares outstanding	26,427,019	20,290,404	26,423,233	18,990,487	16,623,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Six Months Ended		Inception
	June 30,		(9/18/2003) to
	2009 Restated	2008	6/30/2009 Restated

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(5,798,651))	$(5,560,561)	$(34,386,005)
Adjustments required to reconcile deficit
accumulated during development stage to cash flows
used by operating activities
Depreciation	196,685	83,671	739,971
Non-cash interest expense	-	906,096	1,830,583
Impairment of assets	-	-	1,391,486
Derivative revaluations	1,544,514	(2,844)	(4,970,154)
Mega C Trust Share Augmentation (Return)	-	-	400,000
Share based compensation expense	470,926	410,834	4,821,425
Changes in Operating Assets & Liabilities
Accounts receivable	(125,871)	(16,652)	(260,776)
Other receivables	51,419	269,083	8,923
Prepaid expenses	43,856	(5,560)	(32,545)
Inventory	(456,027)	(534,065)	(1,725,541)
Accounts payable	376,305	368,262	3,355,236
Other current liabilities	12,066	424,451	195,778
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(42,028)	(2,370)	796,547

Net cash used by operating activities	(3,726,806)	(3,659,655)	(27,656,652)

Cash Flows from Investing Activities
Escrow deposits for foreign patent applications	(68,160)	-	(68,160)
Short term investments	2,193,920	-	-
Long term notes, net	(22,016)	-	(1,267,420)
Purchase of property & equipment	(548,158)	(661,691)	(4,362,338)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	1,555,586	(661,691)	(5,865,806)

Cash Flow from Financing Activities
Proceeds from related party debt, net	-	(248,457)	5,179,771
Proceeds from sale of common stock; net of costs	-	16,521,000	20,185,905
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	-	7,472,181
Net cash provided by financing activities	-	16,272,543	34,493,357

Net Change in Cash and Cash Equivalents	(2,171,220)	11,951,197	970,899
Effect of Exchange Rate on Cash	(2,935)	(2,316)	(20,886)
Cash and Cash Equivalents - Beginning	3,124,168	671,244	-
Cash and Cash Equivalents - Ending	$950,013	$12,620,125	$950,013

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the information furnished in this Form Amendment No. 1 to Form 10-Q  reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended June 30, 2009 and 2008, as well as the cumulative period from inception through June 30, 2009. In addition to normal recurring adjustments, the Company restated its financial statements, in the notes captioned “Restatement of Financial Statements for Quarter Ended June 30, 2009”. The condensed consolidated balance sheet as of June 30, 2009 has been derived from those unaudited condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the year ending December 31, 2009.

2.	Restatement of Financial Statements for Quarter Ended June 30, 2009

	June 30, 2009
	Reported	Adjustments	Reference	Restated
ASSETS
Current assets:
Cash and cash equivalents	$950,013	$-		$950,013
Escrow deposits for foreign patent applications	68,160	-		68,160
Accounts receivable	253,906	-		253,906
Other receivables	13,037	-		13,037
Prepaid expenses	35,133	-		35,133
Inventory	1,725,542	-		1,725,542
Total current assets	3,045,791	-		3,045,791

Property & equipment, net	3,625,654	-		3,625,654
Other receivables, non-current	50,404	-		50,404
TOTAL ASSETS	$6,721,849	$-		$6,721,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,700,592	$-		$1,700,592
Other current liabilities	174,646	-		174,646
Total current liabilities	1,875,238	-		1,875,238

Deferred revenue	709,068	-		709,068
Derivative Liabilities	-	3,995,056	1	3,995,056
Total liabilities	2,584,306	3,995,056		6,579,362
Stockholders' Equity:
Convertible preferred stock
Senior preferred	1,731,710	-		1,731,710
Series A preferred	9,934,525	-		9,934,525
Common stock	2,645	-		2,645
Additional paid in capital	46,655,209	(9,327,718)	2	37,327,491
Deficit accumulated during development stage	(53,934,342)	5,332,662	3	(48,601,680)
Cumulative foreign currency translation adjustment	(252,204)	-		(252,204)
Total Stockholders' Equity	4,137,543	(3,995,056)		142,487

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$6,721,849	$-		$6,721,849

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

UNAUDITED	Six Months Ended June 30, 2009
	Restated	Adjustments	Reference	Restated

Revenues	$604,983	$-		$604,983
Cost of goods sold	399,650	-		399,650
Gross profit	205,333	-		205,333

Expenses
Research & development	2,457,784	-		2,457,784
Selling, general & administrative	2,014,384	-		2,014,384
Derivative revaluation	-	1,544,514	4	1,544,514
Interest & other income, net	(12,698)	-		(12,698)
Net loss before income taxes	(4,254,137)	(1,544,514)		(5,798,651)

Deficit accumulated during development stage	(4,254,137)	(1,544,514)		(5,798,651)

Less preferred stock dividends and beneficial conversion feature	(569,142)	-		(569,142)
Net loss applicable to common shareholders	$(4,823,279)	$(1,544,514)		$(6,367,793)

Basic and diluted net loss per share	$(0.18)			$(0.24)

Weighted average common shares outstanding	26,423,233	-		26,423,233

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reference Notes:

1.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock.  The derivative liability balance at June 30, 2009 is $3,995,056, of which $3,476,640 is assigned to The Quercus Trust warrants and $518,416 to the warrants issued for services in connection with The Quercus Trust offering.

2.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009.  On January 1, 2009, the Company reduced additional paid in capital by 9,327,718, representing the fair value originally assigned to The Quercus Trust warrants in the amount of $8,133,983 plus the fair value originally assigned to the warrants issued for services in connection with The Quercus Trust offering amounting to $1,193,735.

3.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009.  The adoption precipitated a reduction in the deficit accumulated during development stage in the amount of $5,332,662 through June 30, 2009. This reduction is comprised of the cumulative effect of a change in accounting principle that decreased the deficit accumulated during the development stage in the amount of $6,877,176, representing the change in fair value from the date of origination of the instruments though January 1, 2009, the effective date of change in accounting principle and  an increase in  the deficit accumulated during the development stage resulting from derivative revaluation during the six month period ending June 30, 2009 in the amount of $1,544,514.

4.
During the restatement of the period the Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009.  The amount recorded under derivative revaluation of $1,544,514 reflects the increase in fair value of derivative liabilities from the adoption date of EITF 07-5 on January 1, 2009 through the six month period ending June 30, 2009.

3.	Going Concern

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

4.	Recent Accounting Pronouncements

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock. See Note 6 for further discussion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Reclassifications

Certain reclassifications have been made to the 2008 financial statement presentation to correspond to the current year’s presentation. The total equity and net income are unchanged due to these reclassifications.

5.	Inventory

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

6.	Derivative liabilities

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

On January 1, 2009 the Company adopted EITF 07-5, and as a result the 10,000,000 outstanding warrants issued to The Quercus Trust and another 1,485,714 warrants issued as payment of services related to this offering, both containing exercise price down round reset provisions that were previously classified in equity, were reclassified to derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to the Company’s own stock. The fair value of these derivative liabilities as of January 1, 2009 was $2,450,542 and was reclassifiedfrom Additional paid-in capital. The fair value of these Derivative liabilities as of June 30, 2009 was $3,995,056. The Black Scholes Merton stock option valuation model was used to determine the fair values. The significant assumptions used in the January 1, 2009 valuation were: the exercise price of $2.60; the market value of the Company’s common stock on January 1, 2009, $1.15; expected volatility of 49.44%; risk free interest rate of 1.28%; and a remaining contract term of 4.27 years. The significant assumptions used in the June 30, 2009 valuation were: the exercise price of $2.60; the market value of the Company’s common stock on June 30, 2009, $1.40; expected volatility of 53.80%; risk free interest rate of 2.09%; and a remaining contract term of 3.77 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The increase in fair value of the Company’s Derivative liabilities of $2,723,204 and $1,544,514 was recorded as an expense during the three and six months ended June 30, 2009.

7.	Warrants

The following table provides summary information on warrants outstanding as of June 30, 2009. There were no new warrants issued during the first six months of 2009.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2008	14,278,772	$2.94	3.9
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	(150,000)	$6.00	-
Warrants outstanding at June 30, 2009	14,128,772	$2.91	3.4

8.	Preferred Stock

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

9.	Equity Compensation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The components of comprehensive loss for the year-to-date periods ended June 30, 2009 and 2008 are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
	Restated Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net loss applicable to common shareholders	$(6,367,793)	$(6,132,893)
Foreign currency translation adjustment	$(2,935)	$(2,316)
Comprehensive Income/(loss)	$(6,370,728)	$(6,135,209)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Satisfaction of 2007 liability to issue equity instruments		$-	$103,339
Preferred converted to common stock		$-	$635,641
Dividend accrued to preferred stock – Senior		$74,975	$69,295
Dividend accrued to preferred stock – Series A		$494,165	$502,991
Warrants issued for commission on sale of stock	$		$1,193,735
Fair value of warrants issued with related party note	$		$601,753
Origination fees issued with related party note	$		$7,500
Notes payable to converted to common stock		$-	$1,072,716
Interest converted to common stock		$-	7,768

12.	Commitments and Contingencies

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

The Company has no retirement plans or other similar arrangements for any directors, executive officers or employees.

13.	Subsequent Events

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
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

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The material terms of the Amendment are as follows:

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

Restatement

As a result of Securities and Exchange Commission comments, we have reissued the financial statements to restate the following:

The Company has recalculated its derivative liability arising from the impact of "down round protection" in certain of its financial instruments based upon the impact of FASB ASC 815-40-15-5 (formerly EITF 07-05), which became effective as of January 1, 2009.  Based upon this recalculation, the Company has recorded an additional derivative liability on its balance sheet and resulting change in income (loss) on its condensed consolidated statement of operations.  This has increased the deficit accumulated during the development stage and the net loss attributable to common shareholders by $1,544,514to $ (5,798,651) and $(6,367,793) for the six months ending June 30, 2009.

The above restatements have no effect on total Stockholders’ Equity or Net cash used by operating activities for the quarter ended June 30, 2009.

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

At June 30, 2009, we have incurred cumulative net losses since inception of approximately $48.6 million applicable to the common shareholders. This includes approximately $2.2 million in interest of which $1.8 million was settled through non cash transactions, and $5.0 million in income from derivative revaluations triggered by EITF 07-5 were also settled through non cash transactions. We have an additional $14.2 million in accumulated preferred stock dividends. We had approximately $3.0 million in current assets and $1.9 million in current liabilities at June 30, 2009, which results in working capital surplus of approximately $1.1 million.

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

●	Our primary activity in our current development stage consists of research and development efforts for advanced battery applications and PbC® carbon electrode devices.

●
Revenues are for specialty collector and racing car, uninterruptable power supply (UPS) and flooded batteries sold to customers. Cost of goods sold represent the raw materials, components, labor and manufacturing overhead absorbed in producing batteries sold to customers.

●
Selling, general and administrative expenses include employee compensation, legal, auditing and other costs associated with our SEC filings, selling and marketing costs, investor public relations, and legal costs associated with litigation.

●
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

Statements of Operations

The following table shows the percentage relationship of the line items to the net loss applicable to the common shareholder.

	Three Months Ended June 30,				Six Months Ended June 30,
Statements of Operations	Restated 2009	% of net loss	2008	% of net loss	Restated 2009	% of net loss	2008	% of net loss

Revenues	$277,890		$176,080		$604,983		$391,807
Cost of goods sold	163,963		80,235		399,650		185,325
Gross profit	113,927	-2.2%	95,845	-3.0%	205,333	-3.2%	206,482	-3.4%

Expenses
Research & development	1,223,817	23.3%	733,221	23.2%	2,457,784	38.6%	1,404,384	22.9%
Selling, general & administrative	1,132,841	21.6%	1,466,031	46.3%	2,014,384	31.6%	3,179,196	51.8%
Interest expense - related party	-	0.0%	758,197	23.9%	-	0.0%	1,177,870	19.2%
Derivative revaluation	2,723,203	51.9%	-	0.0%	1,544,514	24.3%	(2,844)	0.0%
Interest & other income, net	(4,098)	-0.1%	19,765	0.6%	(12,698)	-0.2%	8,437	0.1%
Net loss before income taxes	(4,961,836)	94.5%	(2,881,369)	91.0%	(5,798,651)	91.1%	(5,560,561)	90.7%

Deficit accumulated during development stage	(4,961,836)	94.5%	(2,881,369)	91.0%	(5,798,651)	91.1%	(5,560,561)	90.7%

Less preferred stock dividends And beneficial conversion feature	(287,992)	5.5%	(284,917)	9.0%	(569,142)	8.9%	(572,332)	9.3%
Net loss applicable to common shareholders	$(5,249,828)	100.0%	$(3,166,286)	100.0%	$(6,367,793)	100.0%	$(6,132,893)	100.0%

Basic and diluted net loss per share	$(0.20)		$(0.16)		$(0.24)		$(0.32)

Weighted average common shares outstanding	26,427,019		20,290,404		26,423,233		18,990,487

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

Derivative revaluation

Derivative revaluation for the three and six months ended June 30, 2009 resulted in recognition of non cash expense of  $2.7 and $1.5 million compared to $0.0 million for the same periods in 2008, represents an increase in the fair value of derivative liabilities resulting from the adoption of EITF 07-5, on January 1, 2009.

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

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes warrants with down round protection as liabilities at their respective fair values on each reporting date. The derivative liabilities recorded in the balance sheet reflect accounting for some of the Company’s warrants as a liability rather than as a component of equity. These derivative liabilities are a non-cash item and reflect the fair value of the related instruments. They do not reflect an amount that is owed to the warrant holders or any requirement for payment whatsoever. Increases in the Company’s common stock price, or actual reductions in exercise prices will cause the related derivative liabilities to increase and will result in a charge to derivative revaluation expense. Decreases in the Company’s common stock price will cause the related derivative liabilities to decrease and will result in a derivative revaluation income. While the warrants remain unexercised, assuming no change in the common stock price, or actual reductions in the exercise price, the derivative liabilities will gradually diminish as the warrant expiration date approaches. If the warrants are exercised, any remaining derivative liabilities on the date of exercise will be credited to Additional Paid in Capital. Upon the expiration or exercise of the Company’s warrants, the applicable derivative Liabilities will cease to exist and amounts charged to Additional Paid in Capital will be completely offset by charges to Accumulated deficit during development stage. Therefore, eventually the net effect of the change in accounting principle caused by the adoption of EITF 07-5 to Stockholder’s Equity will be zero, though the financial statements will be subject to material fluctuations as the Company’s common stock price increases or decreases or there are actual reductions in the exercise price until the applicable warrants expire or are exercised.

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

The warrants contain conventional anti-dilution provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than 2.60 per share.

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

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of EITF 07-5, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivative liabilities.

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

●
We do not have documented job descriptions for each position in the Company. Performance appraisals have not been performed consistently on an annual basis and, as a result, our employees may not have a clear understanding of their responsibilities or performance compared to these responsibilities.

●	We have not maintained sufficient segregation of duties as evidenced by:

●
Our Sales team has the ability and responsibility for entering sales orders into our accounting system. In addition, a sales member can ship very small orders. Segregation of duties should be established, where practical, for all sales in regards to shipping to end customers.

●	Some of our employees have the ability to purchase and receive small dollar goods. There needs to be a formal policy established that sets forth the policy for purchasing small dollar goods.

●
Our accounting staff employees with payable responsibilities also have access to vendor maintenance controls. Access to vendor maintenance controls should be kept separate from the accounts payable functions.

●	We have concluded that there were not effective financial reporting controls in the following areas that could lead to inaccurate financial reporting:

●	Documented processes do not exist for approval of General Ledger journal entries prior to entry.

●
Documented processes do not exist for several key processes such as a closing checklist, budget-to-actual analyses, balance sheet variation analysis, pro forma financial statements, and the usage of key spreadsheets.

●	Adequate procedures to ensure appropriate application of new accounting pronouncements.

●	We have identified weaknesses in our inventory controls:

●
Documented processes do not exist for several key inventory control processes including inventory adjustments, reserves for excess, defective and obsolete inventory, product shipments and the tracking and recording of in-transit inventory.

●
Documented inventory valuation processes are lacking or do not exist including costs to be expensed versus inventoried, standard cost changes, actual versus standard cost analysis and the accurate accumulation of total production costs.

●	We do not have a closed loop monitoring process in place, to ensure that issues, improvement and other directed actions have been completed in a timely manner.

●	We do not do criminal background checks on the board of directors and employees.

●
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

●	We have key financial, sales order processing, shipping and receiving processes that are used to operate our business on a daily basis that are not formally documented.

●
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

Remediation of Material Weaknesses in Internal Control over Financial Reporting and Actual Changes in Internal Control over Financial Reporting During the Last Fiscal Quarter That Have Materially Affected or Are Reasonably Likely to Materially Affect, Internal Control Over Financial Reporting

We are in the process of implementing remediation efforts with respect to the material weaknesses noted above as follows and have made the following actual changes as noted below::

●
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

●
During the first quarter of 2009, we made significant progress on implementation of a new Enterprise Resource Planning (ERP) system and accounting system that restricts access and adds needed layers of approvals and internal audit processes for our primary accounting activities. With this implementation, which is expected to be completed prior to filing our 10-Q for the quarter ending September 30, 2009, employees with accounts payable responsibilities will not be able to unilaterally add, delete or change vendor accounts.

●	We are improving our financial reporting controls by:

●
All  journal entries are reviewed and approved prior to entry into the General Ledger.  A formal written policy with regard to this process will be available prior to filing our 10-Q for the quarter ending September 30, 2009.

●	We have documented many key financial reporting processes and expect to be completed with documentation of all key processes prior to filing our 10-Q for the quarter ending September 30, 2009.

●
As part of our assessing our general information technology processes and controls, we are establishing  an effective document control and retention procedure. We expect this task to be completed prior to filing our 10-Q for the quarter ending September 30, 2009.

●	We have established budgets and we examine and document on a month to month basis budget versus actual variances.

●	We generate detailed monthly Board of Director financial reports and discuss with the Board financial results on a monthly basis.

●
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

●
We are evaluating development of a written process for utilization of  criminal background checks for all new members of the board of directors and new employee candidates, prior to their appointment/hire.  We expect to complete consideration and implementation of any possible outcome procedures by the end of the 2009 fiscal year.

●
We are  documenting key business processes and procedures  that are critical to manage and operate our business on a daily basis. We expect this task to be completed prior to the filing of our 10-Q for the quarter ending September 30, 2009.

●
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

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC® devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the six months ended June 30, 2009, we had a net loss applicable to common shareholders of approximately $6.4 million and cumulative losses from inception (September 18, 2003) to June 30, 2009 of $48.6 million. Our PbC™ technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. We believe the development and testing process will require a minimum of an additional 3 to 6 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

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
Principal Executive Officer
Dated: November 6, 2009

/s/ Donald T. Hillier
Donald T. Hillier, Principal Financial Officer and
Principal Accounting Officer
Dated: November 6, 2009