Form 10-K/A
period 2008-12-31
Axion Power International, Inc.
filed 2009-11-09
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDMENT NO. 1 TO FORM 10-K

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	October 30, 2009
Common Stock	26,744,172

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Explanatory Note

As a result of Securities and Exchange Commission comments, we have amended the certifications attached to this annual report on Form 10-K to conform with Item 601(b)(31) of Regulation S-K.

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

Furthermore, the following director’s terms of office as a director continued after the meeting: Glenn Patterson, Stanley A. Hirschman and D. Walker Wainwright.

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

In January 2007, D. Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These three-year options were immediately vested on the date of grant, and are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

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

/s/ Rotenberg & Co., LLP

Rotenberg & Co., LLP
Rochester, New York
March 24, 2009

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$3,124,168	$671,244
Short-term investments	2,193,920	-
Accounts receivable	128,035	133,646
Other receivables	64,456	341,801
Inventory	1,269,515	375,635
Prepaid expenses	78,989	82,102
Total current assets	6,859,083	1,604,428

Property & equipment, net	3,274,183	2,119,252
Other receivables, non-current	28,388	-
TOTAL ASSETS	$10,161,654	$3,723,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,324,287	$1,573,436
Other current liabilities	162,580	583,591
Notes payable to related parties	-	2,259,826
Liability to issue equity instrument	-	106,183
Total current liabilities	1,486,867	4,523,036

Deferred revenue	751,096	840,945
Total liabilities	2,237,963	5,363,981

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Senior preferred – 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2007)	1,656,735	1,515,376
Series A preferred – 2,000,000 shares designated 718,997 shares issued and outstanding (822,997 in 2007)	9,440,359	9,802,894
Common stock-100,000,000 shares authorized $0.0001 par value 26,417,437 issued & outstanding (16,498,298 in 2007)	2,641	1,625
Additional paid in capital	46,184,287	25,768,331
Deficit accumulated during development stage	(49,111,062)	(38,498,704)
Cumulative foreign currency translation adjustment	(249,269)	(229,823)
Total Stockholders' Equity	7,923,691	(1,640,301)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$10,161,654	$3,723,680

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

In January 2007, D. Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These three-year options were immediately vested on the date of grant, and are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

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

Warrants: In January 2007, D. Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These three-year options were immediately vested on the date of grant, and are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

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

PART IV

Item 15  Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)

2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)

3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)

3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)

3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)

3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004.	(3)

4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)

4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)

4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)

4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)

4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)

4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)

4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)

4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)

4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)

4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006	(19)

4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)

4.12	Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)

4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)

9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)

10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)

10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004	(A)

10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004	(A)

10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004	(1)

10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)

10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)

10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.10	Executive Employment Agreement of Charles Mazzacato.	(9)

10.11	Executive Employment Agreement of Peter Roston.	(9)

10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005	(C)

10.13	Retainer Agreement dated January 2, 2004 between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company.	(10)

10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005	(E)

10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)

10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

10.17	Loan agreement dated January 31, 2006 between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan.	(14)

10.18	Security agreement dated January 31, 2006 between Axion Battery Products, Inc. as debtor and Robert Averill as secured party.	(14)

10.19	Security agreement dated January 31, 2006 between Axion Power International, Inc. as debtor and Robert Averill as secured party.	(14)

10.20	Promissory Note dated February 14, 2006 between Axion Battery Products, Inc. as maker and Robert Averill as payee.	(14)

10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)

10.22	Commercial Lease Agreement dated February 14, 2006 between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors.	(14)

10.23	Asset Purchase Agreement dated February 10, 2006 between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller.	(14)

10.24	Escrow Agreement dated February 14, 2006 between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents.	(14)

1.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)

10.26	Consulting Agreement, dated as of September 27, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)

10.27	Amendment No. 1 to Consulting Agreement, dated as of October 31, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)

10.28	Securities Purchase Agreement dated as of January 14, 2008, by and between Axion Power International, Inc. and Quercus Trust.	(17)

10.29	Common Stock Purchase Warrant dated January 14, 2008, executed by Axion Power International, Inc.	(17)

10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)

14.1	Code of Business Conduct and Ethics	(6)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.

(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 26, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

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

Date: November 6, 2009

By:	/s/ Donald T. Hillier
Donald T. Hillier, Chief Financial Officer

Date: November 6, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Director	November 6, 2009

/s/ Robert G. Averill
Robert G. Averill	Director	November 6, 2009

/s/ Glenn Patterson
Glenn Patterson	Director	November 6, 2009

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	November 6, 2009

/s/ Igor Filipenko
Igor Filipenko	Director	November 6, 2009

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	November 6, 2009

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	November 6, 2009