Form 10-Q
period 2009-09-30
Axion Power International, Inc.
filed 2009-11-16
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

When used in this Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

•	we have incurred net losses since inception, and we may not be able to generate sufficient revenue and gross margin in the future to achieve or sustain profitability;

•	our planned level of operations depend upon increased revenues, which may be difficult to generate given the current economic environment, and additional financing;

•	we may be unable to enforce or defend our ownership of proprietary technology;

•	we have never manufactured carbon electrode assemblies in large commercial quantities;

•	we may be unable to develop a cost effective alternative to conventional lead electrodes;

•	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

•	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC®”) batteries;

•
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC™ battery technology;

•	we will have limited market opportunities unless we invest to significantly increase our manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding convertible securities, warrants and options are ever exercised;

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or do not improve in a timely manner; and
•	we are subject to stringent and evolving environmental regulation.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$784,756	$3,124,168
Escrow deposits for foreign patent applications	20,375	-
Short-term investments	-	2,193,920
Accounts receivable	763,863	128,035
Other receivables	13,037	64,456
Prepaid expenses	341,642	78,989
Inventory	1,206,406	1,269,515
Total current assets	3,130,079	6,859,083

Property & equipment, net	3,964,068	3,274,183
Other receivables, non-current	41,899	28,388
TOTAL ASSETS	$7,136,046	$10,161,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,910,550	$1,324,287
Other current liabilities	97,561	162,580
Notes payable, current	92,630
Notes payable to related parties	746,228	-
Total current liabilities	2,846,969	1,486,867

Deferred revenue	688,054	751,096
Derivative liabilities	16,043,259	-
Notes payable	683,614	-
Total liabilities	20,261,896	2,237,963

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Senior preferred – 1,000,000 shares designated 137,500 issued and outstanding (137,500 in 2008)	1,770,387	1,656,735
Series A preferred – 2,000,000 shares designated 693,997 shares issued and outstanding (718,997 in 2008)	9,829,340	9,440,359

Common stock-100,000,000 shares authorized $0.0001 par value 26,743,172 issued & outstanding (26,417,437 in 2008)	2,674	2,641

Additional paid in capital	41,281,221	46,184,287

Deficit accumulated during development stage	(65,757,396)	(49,111,062)

Cumulative foreign currency translation adjustment	(252,076)	(249,269)
Total Stockholders' Equity	(13,125,850)	7,923,691
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$7,136,046	$10,161,654
The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		(9/18/2003)
	2009	2008	2009	2008	to 9/30/2009

Revenues	$962,833	$149,441	$1,567,816	$541,248	$3,056,663
Cost of goods sold	981,273	81,019	1,380,923	266,344	2,591,185
Gross profit (loss)	(18,440)	68,422	186,893	274,904	465,478

Expenses
Research & development	869,892	1,033,961	3,327,676	2,438,345	17,279,346
Selling, general & administrative	873,213	993,479	2,887,597	4,172,675	20,902,978
Interest expense - related party	44,881	(2,500)	44,881	1,175,370	2,196,804
Impairment of assets	-	-	-	-	1,391,485
Derivative revaluation	12,048,203	-	13,592,717	(2,844)	7,078,049
Mega C Trust Share Augmentation (Return)	-	-	-	-	400,000
Interest & other income, net	(1,341)	(42,961)	(14,039)	(34,524)	(548,191)
Net loss before income taxes	(13,853,288)	(1,913,557)	(19,651,939)	(7,474,118)	(48,234,993)

Income Taxes	-	-	-	-	4,300
Deficit accumulated during development stage	(13,853,288)	(1,913,557)	(19,651,939)	(7,474,118)	(48,239,293)

Less preferred stock dividends and beneficial conversion feature	(3,302,428)	(270,944)	(3,871,570)	(843,230)	(17,518,103)
Net loss applicable to common shareholders	$(17,155,716)	$(2,184,501)	$(23,523,509)	$(8,317,348)	$ (65,757,396)

Basic and diluted net loss per share	$(0.64)	$(0.08)	$(0.89)	$(0.39)	$(3.84)

Weighted average common shares outstanding	26,676,678	26,045,156	26,508,643	21,263,533	17,105,621

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Nine Months Ended		Inception
	September 30,		(9/18/2003) to
	2009	2008	9/30/2009

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(19,651,939)	$(7,474,118)	$(48,239,292)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities
Depreciation	306,906	125,356	850,192
Non-cash interest expense	30,536	906,096	1,861,119
Impairment of assets	-	-	1,391,486
Derivative revaluations	13,592,717	(2,844)	7,078,049
Mega C Trust Share Augmentation (Return)	-	-	400,000
Share based compensation expense	747,441	626,937	5,097,940
Changes in Operating Assets & Liabilities
Accounts receivable	(635,828)	46,203	(770,733)
Other receivables	51,419	271,022	8,923
Prepaid expenses	25,347	25,665	(51,054)
Inventory	63,109	(734,601)	(1,206,405)
Accounts payable	586,263	(398,625)	3,565,194
Other current liabilities	(65,019)	9,776	118,693
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(63,043)	(2,370)	775,532

Net cash used by operating activities	(5,012,091)	(6,601,503)	(28,941,937)

Cash Flows from Investing Activities
Escrow deposits for foreign patent applications	(20,375)	-	(20,375)
Short term investments	2,193,920	(38,389)	-
Other receivables, non-current	(13,511)	(1,049,359)	(1,258,915)
Purchase of property & equipment	(996,792)	-	(4,810,972)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	1,163,242	(1,087,748)	(6,258,150)

Cash Flow from Financing Activities
Proceeds from related party debt, net	736,000	(1,483,485)	5,915,771
Proceeds from notes payable, net	776,244	-	776,244
Proceeds from sale of common stock; net of costs	-	16,468,500	20,185,905
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	-	7,472,181
Net cash provided by financing activities	1,512,244	14,985,015	36,005,601

Net Change in Cash and Cash Equivalents	(2,336,605)	7,295,764	805,514
Effect of Exchange Rate on Cash	(2,807)	(4,251)	(20,758)
Cash and Cash Equivalents – Beginning	3,124,168	671,244	-
Cash and Cash Equivalents – Ending	$784,756	$7,962,757	$784,756

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine  month periods ended September 30, 2009 and 2008, as well as the cumulative period from inception through September 30, 2009. The condensed consolidated balance sheet as of September 30, 2009 has been derived from those unaudited condensed consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the year ending December 31, 2009.

2.           Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the fiscal year ended December 31, 2008, the Company raised a total of $15.0 million, net of offering expenses and fees, from investing activities and had revenues of $ 0.7 million. During the first nine months of 2009, the Company had revenues of $ 1.6 million.  Gross margin from sales and financings in fiscal year 2008 and through September 30, 2009 will not continue to provide sufficient funds for the Company’s current operations. Subsequent financings will be required to fund the Company’s operations and pay other requirements. No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development of new products. Failure to obtain such financing will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

3.	Recently Issued Accounting Pronouncements

The Company adopted, as of July 1, 2009, the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change authoritative guidance. Accordingly, implementing the ASC did not change any of the Company’s accounting, and therefore, did not have an impact on the consolidated results of the Company. References to authoritative GAAP literature have been updated accordingly.

On January 1, 2009, the Company adopted the provisions of FASB ASC topic 820 Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurements), with respect to non-financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC topic 820 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted FASB ASC topic 815-40 "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock" (formerly EITF 07-5). ASC topic 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The Company adopted ASC topic 815-40 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock. See Note 5 for further discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On January 1, 2009, the Company adopted the provisions of FASB ASC Topic 320-10-65 (formerly FSP FAS 107-1 and APB 28-1) “Interim Disclosures about Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. The adoption of ASC Topic 320-10-65 did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of ASC 815-10 (formerly FASB Statement 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”).  FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities.  FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.   The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

 In May 2009, the Company adopted FASB ASC topic 855, “Subsequent Events” (formerly SFAS No. 165). This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC topic 855 did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated the period beginning October 1, 2009 through November 16, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

In June 2009, the FASB issued ASC topic 105 “Generally Accepted Accounting Principles”, (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC topic 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement is effective September 15, 2009. The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, “Earnings Per Share” Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock goes into effect in the period that includes a redemption or induced conversion.  Adoption of this new guidance did not have a material impact on the consolidated financial statements.

In October 2009, the FASB issued authoritative guidance on ASC 605-25 “Revenue Recognition - Multiple-Deliverable Revenue Arrangement “that will become effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on the consolidated financial statements.
Reclassifications

Certain reclassifications have been made to the 2008 financial statement presentation to correspond to the current year’s presentation. The total equity and net income are unchanged due to these reclassifications.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.	Inventory

Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of September 30, 2009, reserves for valuation and obsolescence totaled $75,482. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities. As of September 30, 2009, inventory costs of $1,206,406 consisted of $352,726 of raw materials and $853,680 of finished goods and finished subassemblies.

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

The warrants contain conventional anti-dilution and down round provisions for adjustment of the exercise price in the event we issue additional shares of our common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than $2.60  per share.

On January 1, 2009 the Company adopted ASC topic 815-40, and as a result the 10,000,000 outstanding warrants issued to the Quercus Trust and another 1,485,714 warrants issued as payment of services related to this offering, both containing exercise price down round reset provisions that were previously classified in equity, were reclassified to derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to the Company’s own stock. The fair value of these derivative liabilities as of January 1, 2009 was $2,450,542 and was reclassified from additional paid-in capital. The significant assumptions used in the January 1, 2009 valuation were: the exercise price of $2.60; the market value of the Company’s common stock on January 1, 2009, $1.15; expected volatility of 49.44%; risk free interest rate of 1.28%; and a remaining contract term of 4.27 years.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.  Certain deadlines in the Agreement for filing of post effective amendments are extended from 7 business days and 30 calendar days are extended to 15 business days and 60 calendar days, respectively.

The Amendment provides us with a further financing commitment by Quercus as well as provision of the benefit of the experience and expertise of the three named individuals as new directors to us.  The Amendment resolves certain milestones set forth in the Agreement which were not fully met due to the noncompletion of the Production Contract which was entered into by us on June 27, 2008.

The fair value of these derivative liabilities as of September 30, 2009 was $16,043,259. The Black-Scholes-Merton stock option valuation model was used to determine the fair values. The significant assumptions used in the September 30, 2009 valuation were: the exercise price of $0.75; the market value of the Company’s common stock on September 30, 2009, $2.08; expected volatility of 59.37%; risk free interest rate of 1.88%; and a remaining contract term of 3.52 years.

The increase in fair value of the Company’s derivative liabilities resulted in a loss of $12,048,203 and $13,592,717 for the three and nine months ended September 30, 2009, respectively and $7,078,049 since inception. The loss for the three and nine month periods includes an increase in the derivative liability in the amount of $7,211,049 resulting  from the reset in the exercise price of the warrants previously issued to Quercus from $2.60 to $0.75 per share.

6.	Warrants

The following table provides summary information on warrants outstanding as of September 30, 2009. In August 2009, we issued 27,240 five-year warrants with an exercise price of $2.00 to certain of the Company’s directors and significant investors in conjunction with the financing of new debt, pursuant to the terms of the 2009 Bridge Loan Agreement as discussed in “Recent Financing Activities” below.

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The Amendment resets the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share. See Footnote 5 to these Condensed Consolidated Financial Statements for a further discussion of the reduction in the exercise price of the Quercus warrants.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2008	14,278,772	$2.94	3.9
Granted	27,240	2.00	5.0
Exercised	-	-	-
Forfeited or lapsed	(150,000)	$6.00	-
Warrants outstanding at September 30, 2009	14,156,012	$1.60	3.2

The reset in the exercise price of the Quercus warrants decreased the weighted average exercise price for warrants outstanding at September 30, 2009 to $1.60 from $2.91 at June 30, 2009.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

At September 30, 2009, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. For the nine months ending September 30, 2009, $113,652 in dividends was accrued, bringing the stated value of that preferred stock to $14.32 per share.

During 2009, 25,000 shares of Series A Convertible Preferred Stock were converted to the Company’s common stock, par value $0.0001 per share. For the nine months ended September 30, 2009, 25,000 shares of Series A Convertible Preferred Stock were converted to the Company’s common stock, par value $0.0001 per share. A 20% annual dividend rate was accrued to the account of the shareholder through December 2007. Beginning in March 2008 (upon bringing our filing status current), the dividend accrual reduced to 10% per annum. At September 30, 2009, 693,997 shares of Series A Convertible Preferred stock were issued and outstanding. For the nine months ending September 30, 2009, $747,399 in dividends was accrued, bringing the stated value of that preferred stock to $14.63 per share.

On September 22, 2009, the Company entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. Among the material terms of the Amendment, the Company agreed to reset the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share. This triggered the anti-dilution provisions on the Company’s preferred stock. With the warrant modification, the effective conversion price of the Senior preferred shares was reduced from $1.68 to $1.43per share and the effective conversion price of the Series A preferred shares was reduced from $1.25 to $1.07 per share. This reduction in the conversion price resulted in an additional beneficial conversion feature, valued at the intrinsic value of the most beneficial number of common shares issuable for these instruments, net of prior beneficial conversions for each issue, and capped by the stated value at the time of reset, amounting to $3,010,517 for the three months ended September 30, 2009. This beneficial conversion feature is a non-cash charge against net loss applicable to common shareholders, analogous to a dividend, was recognized during September 2009.

8.	Equity Compensation

In December 2004, FASB issued FASB123R, “Share-Based Payment (now ASC 718 “Compensation – Stock Compensation”) .  On January 1, 2006, the Company adopted the provisions of FASB issued FASB123R, “Share-Based Payment (now ASC 718 “Compensation – Stock Compensation”) using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption.  Under ASC 718, employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.”).  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

During the nine months ended September 30, 2009, the Company granted a total of 36,000 contractual stock options to an employee at an exercise price of $2.50 per share. 6,000 of these options vested in January upon execution of the employment contract, with the balance vesting at a rate of 1,000 per month, and are exercisable for a period of five years from vesting date. These options are valued at $14,507, utilizing the Black-Scholes-Merton model with $4,835 expected to be recorded during 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The assumptions noted in the following table were used for the options granted for the period ended September 30, 2009.

Risk-free interest rate	1.6%
Dividend yield	$-
Expected volatility	50.6%
Expected term (in years)	5.8

The compensation cost that has been charged against income for options was $324,112 for the period ended September 30, 2009. The impact of this expense was to increase basic and diluted loss per share by $.012 for the period ended September 30, 2009.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the period ended September 30, 2009, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

The following table provides summary information on all outstanding options as of September 30, 2009, based on the grant date for options.

	Shares	Weighted average exercise price	Weighted average fair value	Weighted average remaining contract term (years)	Aggregate intrinsic value
Options outstanding at December 31,2008	2,819,940	$3.98	$0.91	3.1
Granted	36,000	$2.50	$0.40	5.8
Exercised	-	$-	$-
Forfeited or lapsed	(974,035)	$5.91	$0.60
Options outstanding at September 30, 2009	1,881,905	$2.95	$1.06	3.9	$126,600
Options exercisable at September 30, 2009	1,071,405	$3.28	$1.16	2.6	$45,400

The weighted-average grant date fair value of options granted during the period ended September 30, 2008 was $0.89.

The following table provides summary information on all non-vested stock options as of September 30, 2009:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2008	988,250	$0.93
Options granted	36,000	$0.40
Options forfeited or lapsed	-	-
Options vested	(213,750)	$0.86
Options subject to future vesting at September 30, 2009	810,500	$0.92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

As of September 30, 2009, there was $404,587 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.1 years. The total fair value of options which newly vested during the period ended September 30, 2009 was $183,118.  ($185,182 during the comparable period ended September 30, 2008).

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

If the Company had generated earnings during the period ended September 30, 2009, the Company would have added 14,959,426 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the period ended September 30, 2008, the Company would have added 9,614,969 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

As of September 30, 2009, we had 26,743,172 common shares outstanding. Including the common stock equivalents of our outstanding preferred shares, warrants and stock options, the total common shares outstanding on a fully diluted basis would have been 53,659,012.

10.	Comprehensive Income and Significant Non-Cash Transactions

FASB  ASC 220, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended September 30, 2009 and 2008 are as follows:
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net loss applicable to common shareholders	$(23,523,509)	$(8,317,348)
Foreign currency translation adjustment	$(2,807)	$(4,249)
Comprehensive Income/(loss)	$(23,526,316)	$(8,321,597)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended September 30, 2009 and 2008.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Satisfaction of 2007 liability to issue equity instruments	$-	$103,339
Beneficial conversion feature on preferred stock	$3,010,517	$-
Dividend accrued to preferred stock – Senior	$113,652	$104,970
Dividend accrued to preferred stock – Series A	$747,399	$738,260
Warrants issued for commission on sale of stock	$-	$1,193,735
Fair value of warrants issued with related party note	$20,308	$601,753
Origination fees issued with related party note	$64,000	$7,500
Notes payable to converted to common stock	$-	$1,072,916
Interest converted to common stock	$-	7,768

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.	Commitments and Contingencies

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

The Company has no retirement plans or other similar arrangements for any directors, executive officers or employees.

12.	Related Party Transactions:

Interest Expense:  Interest expense recognized for the period ended September 30, 2009 in connection with certain notes payable to related parties amounted to $44,881.  Of this total, $14,375 relates to the interest coupon, $7,336 to the amortization of note discount associated with detachable warrants, and $23,200 to loan origination fees.  The amounts reported under the related party caption on the face of the financial statement includes payments to one accredited investor with certain associations to related parties

13.	Recent Financing Activities

On July 22, 2009, the Pennsylvania Department of Community and Economic Development approved Axion’s application for a loan from the Machinery and Equipment Loan Fund (MELF) in the maximum amount of $791,055.  The proceeds of the loan will be used to defray part of the cost of equipment purchased for use at the Company’s facility on Green Ridge Road. The loan will bear interest at the rate of 3% interest per annum and will be payable in equal monthly installments of principal and interest over a period of seven years.  The Company is required to create and/or retain the number of full-time equivalent jobs specified in the loan application within three (3) years after the date of disbursement of MELF loan proceeds. The Company received its initial funding proceeds as a result of this loan in the amount of $776,244 on September 14, 2009.

Bridge Loan Financing:  In August of 2009 the Company structured short term secured bridge loan arrangements with certain of the Company’s directors and significant investors, The Company borrowed $800,000 from investors pursuant to this “Bridge Loan” through September 30, 2009.  The Company’s obligations under the Bridge Loan are secured by a lien on its intellectual property.

The Bridge Loan matures on December 31, 2009 and was subject to a loan origination fee equal to 8% of the principal amount of the Bridge Loan.  In connection with the Bridge Loan, 3,405 warrants were issued to the Bridge Loan investors for each $100,000 invested.  These warrants have an exercise price of $2.00 per share and an expiration date of August 12, 2014. Standard anti-dilution provisions apply to the warrants. The Holders of these notes issued in connection with the Bridge Loan shall have the right to convert the principal amount of the notes together with accrued and unpaid interest, into the same security (upon the same terms) sold by the Company in an institutional offering.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14.	Subsequent Events

On November 4, 2009 Fursa Global Event Driven Fund LP converted 63,100 of their Series A Convertible preferred stock into 862,466 shares of the Company’s common stock.

Our DEP grant, from the Commonwealth of Pennsylvania under the Pennsylvania Alternative Fuels Incentive Grant program, discussed under “Management’s Discussion and Analysis - Grant Activities”, has been fully approved, and we have submitted our first invoice for reimbursement of approximately $200,000 of the approximately $800,000 grant awarded.  Work will continue under this contract and we anticipate 50% completion by the end of 2009.

Subsequent to September 30, 2009, we have continued our contractual arrangement with Exide and have shipped batteries monthly in accordance with contract terms.  Our PbC® batteries continue in test programs both with Exide and automotive OEM’s.  With our October shipments, we have now shipped product conducive to both power applications such as hybrid electric vehicles, and to storage applications such as wind, solar and grid.  Our lead carbon battery plate configuration allows us to produce a product that can be pushed to either end of our performance chart - the higher power side (for hybrid vehicles) or the higher energy side (for storage applications).

We have accepted a purchase order for a Power Cube TM, and delivery is anticipated before the end of 2009.  The Power Cube is to be utilized for a prototype oil rig which, if proven successful, may lead to significant follow on business.  The Power Cube will provide emergency backup power that will allow for motor generator sets to be taken off-line resulting in a potential 20% decrease in fuel consumption, and a corresponding reduction in NoX and CO2 emissions, without sacrificing rig drilling speed. In addition, our PowerCube technology will allow the oil rig to run solely on batteries at certain times.  As compared to traditional power sources, the batteries contained within the Power Cube provide a fast rate of recharge coupled with the ability to discharge power quickly, giving us an advantage in this market.

The Company has evaluated the period beginning October 1, 2009 through November 16, 2009, the date its financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product Opportunities

In April 2009, the Company entered into a long term supply agreement with Exide Technologies.  Under that agreement, Axion will provide batteries and PbC® electrodes to Exide for testing and resale to their customers.  Markets that the Company has targeted, both individually and in partnership with Exide through this agreement, include the European market for Micro-Hybrid and Mild-Hybrid vehicles. The hybrid vehicle market opportunity in Europe is driven by legislation passed April 23, 2009 by the European Union. This legislation, Regulation (EC) No 443/2009, requires car manufacturers to reduce CO2 emissions from the current level of 160 grams per/km, to a level of 120 grams per/km. Beginning in 2012, 65%  of the manufacturer’s registered new passenger cars will be taken into account for purposes of determining each manufacturer’s average specific emissions of CO2. By January 1, 2015, 100% of registered new passenger cars will be taken into account.   Excess emissions premiums will be assessed beginning in 2015.  This premium is to be assessed on the entire fleet of new passenger cars registered during that year. The micro hybrid market is expected to grow dramatically in Europe beginning in 2012.  By 2015 it is estimated that micro hybrids will comprise 50% of the 16,000,000 vehicles that will be manufactured that year.  (Deutsche Bank Market Research, 3 November, 2009).  The United States is also mandating a 30% decrease in Co2 emissions by 2016 (“Remarks by the President on National Fuel Efficiency Standards”, May 19, 2009).  Micro hybrids will play a large roll in that reduction but the estimated percentage of the 17,000,000 vehicle market that micro hybrids will comprise varies widely, thus no further prediction as to the percentage can yet be made.

The PbC Battery provides an inexpensive solution for the Micro-Hybrid and Mild-Hybrid markets.  Our current levels of production are inadequate for this market, so additional capacity must be put in place.  In order to fund that added capacity, we will be required to secure additional funding.

Increased Production Plans

Our Exide agreement underscores the need for increased electrode production capacity.  The single line, which is now on the ground in New Castle, was the first step in ramping up production, but several more production lines are needed.  The interest of the European OEM’s, and the deadlines they must meet, has served to provide further focus on this production requirement if the Company is to take full advantage of the large scale emerging market opportunity.  In addition, Exide received a recently announced Department of Energy funding that will include Axion’s PbC Technology™. This $34.3 million award to “Exide Technology with Axion Power International”, that partially funds increased AGM production capacity at Exide, places a production burden on the Company. While it enhances our opportunity to more quickly reach our long term goal of selling PbC® electrodes to lead acid battery manufacturers for their AGM products, it strains our projected production equipment ramp up. Our second strategic partner, East Penn Manufacturing, also received a $33.1 million award for production of a battery product containing carbon.  Although this opportunity is smaller than the one provided from the Exide funding, it would further tax our existing production capabilities.

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

At September 30, 2009, we have incurred cumulative net losses since inception of approximately $66.0 million applicable to the common shareholders. This includes approximately $17.5 million in accrued preferred stock dividends and beneficial conversion feature charges, $7.1 million in expenses from derivative revaluations and $2.2 million in interest of which $1.8 million was settled through non cash transactions. We had approximately $3.1 million in current assets and $2.8 million in current liabilities at September 30, 2009, which results in a working capital surplus of approximately $0.3 million.  Our current burn rate as of September 30, 2009 is approximately $0.6 million per month.

Key Performance Indicators

As a Development Stage Company, with operational focus on the development and resultant commercialization of our PbC® electrodes and batteries, the usual financial measures are not particularly relevant or helpful in the assessment of our operations.

We do not use non-financial measures to evaluate our performance other than the degree of success of our R&D and demonstration projects. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and deep discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our research and development efforts. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to a state of prepared readiness for commercial deployment. We will require additional government grants, debt or equity funding to maintain operations and fund R&D beyond November 30, 2009.

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

We must devise processes to manufacture our  PbC® negative electrodes and batteries in commercial quantities. While we have assembled an engineering team that we believe can assist us in accomplishing this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully mass produce our product.

If we successfully complete our characterization and demonstration projects, we must present sufficiently compelling evidence to prospective users of energy storage devices in order to persuade them to purchase our technology.

Material Trends and Uncertainties

We will continue to require substantial funds for R&D. Even with adequate funding, there is no assurance our new technology can be successfully commercialized. While we intend to continue to manufacture specialty batteries, there is no assurance of profits or whether those profits will be sufficient to sustain us as we continue to develop our new technology.

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

Bridge Loan Financing: In August of 2009 we structured short term secured bridge loan arrangements with certain of our directors and significant investors, The “Bridge Loan”,  secured by all our intellectual property, received funding of $800,000 through September 30, 2009.

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

Grant Activities

On October 6, 2008, we received notice that we were the recipient of a federal grant for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. The first year, of an anticipated ongoing three year grant, provides $1,200,000 to us for the project. In December of 2006 and January of 2007, we presented our technology to branches of the Armed Forces. In February of 2007, after receiving a letter of support from the Office of Naval Research, we submitted a proposal to the Department of Defense. The proposal to further study the applicability of our PbC™ technology for use in military assault vehicles was sponsored by a U.S. Congressman. The grant was not approved in the 2008 federal budget but was resubmitted and approved in the 2009 budget, and we received formal notice on October 6, 2008. The potential three year $5,000,000 grant has an initial year funding of $1,200,000 and is expected to begin in calendar year 2009. Under the grant program, we the Navy and Marine Corps will study the feasibility of utilizing our PbC® products in their assault and silent watch vehicles.  The next phase is the joint development and testing of the product, which is expected to be lighter in weight and more powerful in discharge than some of the existing products in use.

On February 5, 2009, we received two grants from the Advanced Lead-Acid Battery Consortium, the leading industry association made up in part by the largest companies supplying the world’s battery market. The two grants total approximately $380,000 and will help support research into two key areas. The first grant seeks to identify the mechanism by which the optimum specification of carbon, when included in the negative active material of a valve-regulated lead-acid battery, provides protection against accumulation of lead sulfate during high-rate partial-state-of-charge operation. The second grant seeks simply to characterize our proprietary PbC® battery in hybrid electric vehicle (HEV) type duty-cycle testing. The grants are administered through the Durham, NC-based International Lead Zinc Research Organization acting on behalf of the ALABC. The research work is already underway and will continue for a period of 14 months. Grant proceeds of $302,000 were received in the third quarter of 2009 and recorded as a reduction against R&D expense.

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

On August 5, 2009, the United States Department of Energy (DOE) announced that “Exide Technology with Axion Power International” was awarded a $34.3 million grant for the production of advanced lead-acid batteries using lead-carbon electrodes for micro and mild hybrid applications under a program to Accelerate the Manufacturing and Deployment of the Next Generation of U.S. Batteries and Electric Vehicles.  At the time of filing of this Quarterly Report on Form 10-Q, it is still not determined what portion, if any, of this grant will be awarded to or indirectly made available for the benefit of Axion.

A summary of awarded grants is listed as follows:
DOD Office of Naval Research	$1,200,000
ALABC	380,000
PA Alternative Fuels Incentive Grant Program	800,000
$2,380,000

Contract Activities

Exide Technologies

In April of 2009, the Company entered into a long term supply agreement with Exide Technologies.  Under that agreement, Axion will provide batteries and PbC® electrodes to Exide for testing and resale to their customers.  Markets that the Company has targeted, both individually and in partnership with Exide through this agreement, include the European market for Micro-Hybrid and Mild-Hybrid vehicles. The hybrid vehicle market opportunity in Europe is driven by legislation passed April 23, 2009 by the European Union. This legislation, Regulation (EC) No 443/2009, requires car manufacturers to reduce CO2 emissions from the current level of 160 grams per/km, to a level of 120 grams per/km. Beginning in 2012, 65%  of the manufacturer’s registered new passenger cars will be taken into account for purposes of determining each manufacturer’s average specific emissions of CO2. By January 1, 2015, 100% of registered new passenger cars will be taken into account.   Excess emissions premiums will be assessed beginning in 2015. This premium is to be assessed on the entire fleet of new passenger cars registered during that year. (e.g. in 2015, X car manufacturer sells 1M registered passenger cars and  has fleet average CO2 emissions that exceeds its average specific emissions of CO2 by 5 grams per/km will be  assessed a premium of  235M Euros, or 235 Euros per registered new passenger car). Of the 15  million or more hybrid cars manufactured for the European market beginning in 2013, (as forecasted  in both the Deutsche Bank and Valero reports) up to 70%  are projected to be micro-hybrid. The PbC Battery provides an inexpensive solution for the Micro-Hybrid and Mild-Hybrid markets.  Our current levels of production are inadequate for this market, so additional capacity must be put in place.  In order to fund that added capacity, we will be required to secure additional funding.

According to the terms of the agreement, three consecutive phased purchase and test periods will commence immediately, with Axion supplying an escalating number of batteries to Exide on a monthly basis. The first two phases will span 18 months and if successful the parties will move to the final phase of the agreement. The quantity of the products supplied will need to achieve certain defined milestones, commensurate with what the market potentials could be, over the final 2.5 year period of the agreement if exclusivity is to be maintained. Shipments delineated under the agreement would begin in Phase I, which began in September and is scheduled to last 10 months, and would ramp up at each phase point, assuming successful testing.   Monthly shipments of product began in September 2009 and have continued through the end of the third quarter and into the fourth quarter under contract terms.

Results of Operations

Overview

The comparative data below presents our results of operations for the three and nine months ended September 30, 2009 and September 30, 2008, respectively. The provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

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

•
Research & development expenses are incurred to design, develop, and test advanced batteries and an energy storage product based on our patented lead carbon technology. These costs include engineering and research and development employee labor and expenses, materials and components consumed in production for pilot products, demonstration projects, testing and prototypes. These costs also include manufacturing costs incurred for research and development activities including the creation, testing and improvement of plant production processes needed for production of our proprietary technologies.

Statements of Operations

The following table shows the percentage relationship of the line items to the net loss applicable to the common shareholder.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Statements of Operations	2009	% of net loss	2008	% of net loss	2009	% of net loss	2008	% of net loss

Revenues	$962,833		$149,441		$1,567,816		$541,248
Cost of goods sold	981,273		81,019		1,380,923		266,344
Gross profit (loss)	(18,440)	0.1%	68,422	-3.1%	186,893	-0.8%	274,904	-3.3%

Expenses
Research & development	869,892	5.1%	1,033,961	47.3%	3,327,676	14.1%	2,438,345	29.3%
Selling, general & administrative	873,213	5.1%	993,479	45.5%	2,887,597	12.3%	4,172,675	50.2%
Interest expense - related party	44,881	0.3%	(2,500)	-0.1%	44,881	0.2%	1,175,370	14.1%
Impairment of assets	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Derivative revaluation	12,048,203	70.2%	-	0.0%	13,592,717	57.8%	(2,844)	0.0%
Interest & other income, net	(1,341)	0.0%	(42,961)	-2.0%	(14,039)	-0.1%	(34,524)	-0.4%
Net loss before income taxes	(13,853,288)	80.8%	(1,913,557)	87.6%	(19,651,939)	83.5%	(7,474,118)	89.9%

Income Taxes	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Deficit accumulated during development stage	(13,853,288)	80.8%	(1,913,557)	87.6%	(19,651,939)	83.5%	(7,474,118)	89.9%

Less preferred stock dividends and beneficial conversion feature	(3,302,428)	19.2%	(270,898)	12.4%	(3,871,570)	16.5%	(843,230)	10.1%
Net loss applicable to common shareholders	$17,155,716	100.0%	$(2,184,455)	100.0%	(23,523,509)	100.0%	$(8,317,348)	100.0%

Basic and diluted net loss per share	$(0.64)		$(0.08)		$(0.89)		$(0.39)

Weighted average common shares outstanding	26,676,678		26,045,156		26,508,643		21,263,533

Summary of Consolidated Results for period ending September 30, 2009 compared with September 30, 2008

Revenue

Revenues for the three and nine months ended September 30, 2009 were approximately $962,833 and  $1,567,816, respectively, compared to revenues of approximately  $149,441 and  $541,248, respectively, for the corresponding periods in 2008. This represents a 544% and 190% increase, respectively, in revenue for the three and nine months ended September 30, 2009 over the corresponding periods in 2008 and derives from increased sales of traditional batteries to a large scale buyers group and sales to a large North American lead-acid battery manufacturing company. We had two customers that accounted for approximately 49% and 13% of revenue respectively for the three and nine months ended September 30, 2009 and one customer which accounted for approximately 11% of the revenue for the nine months ended September 30, 2008. As a Development Stage Company, with operational focus on the development and commercialization of our PbC® electrodes and batteries, revenues generated from current PbC sales remain insignificant when compared to total operations.

Cost of Goods Sold

Cost of goods sold represents costs for batteries sold to customers and include various raw materials with lead being the most significant.  We also use components such as plastic battery cases and covers as well as separators and acid.  We also incur manufacturing labor and overhead costs as well as costs for packaging and shipping. Cost of goods sold for the three and nine months ended September 30, 2009 was approximately $ 981,273 and $ 1,380,923, respectively, compared to cost of goods sold of approximately $ 81,019 and $ 266,344, respectively, for the same periods in 2008.  This represents approximately a 1,111% and 418% increase, respectively, in cost of goods sold for the three and nine months ended September 30, 2009 and is consistent with the increase in sales volume of lower margin products.  Cost of goods sold for the three months ended September 30, 2009 is also reflective of additional production costs incurred for new battery products and valuation adjustments to inventory carrying values of $73,600 and promotional sales discounts offered of $15,225.

Research & Development Expenses

Research and development expenses include compensation for employees and contractors, as well as small test equipment, supplies and overhead.  These costs also include manufacturing employee compensation, manufacturing facility and overhead costs attributed to research and development activities. Research and development also includes prototype production and testing costs. Research and development expenses for the three and nine months ended September 30, 2009 were approximately $ 869,892 and $ 3,327,676, respectively,  compared to approximately $ 1,033,961  and $ 2,438,345, respectively, for the same periods in 2008, representing a 16%  decrease and 36% increase, respectively, in spending, as compared to the same periods in 2008. The three month period costs are lower than the comparable period in 2008 due to the recognition of $302,000 in grant proceeds received in the third quarter of 2009 and recorded as a reduction against R&D expense.  The year to date increase is due to increased costs associated with additional efforts incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC®) including manufacturing activities to prepare the plant for future PbC® production, pilot product production and demonstration project production activities.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include compensation for employees and contractors, legal and accounting fees, and costs incurred for investor relations and activities associated with fund raising. Selling, general and administrative costs for the three and nine months ended September 30, 2009 were approximately $ 873,213 and $ 2,887,597, respectively, compared to approximately $ 993,479  and $ 4,172,675, respectively, for the same periods in 2008. This represents a 12% and 31% decrease in spending over the same periods during 2008. In 2008, we experienced cost increases primarily due to substantial non-recurring legal, auditing, accounting and other costs associated with becoming current with our public filings, public relations, registration and litigation costs and also one-time employee costs with respect to restructuring of employment agreements.

Derivative revaluation

Losses from derivative revaluation for the three and nine months ended September 30, 2009 were $12,048,203  and $13,592,717 compared to $0 and  $(2,844) for the same periods in 2008, which represents an increase in the fair value of derivative liabilities resulting from the adoption of ASC 815-40, on January 1, 2009. The loss for the three and nine month periods includes an increase in the derivative liability in the amount of $7,211,049 resulting  from the reset in the exercise price of the warrants previously issued to Quercus from $2.60 to $0.75 per share.

Interest Expense

Interest expense during the three and nine months ended September 30, 2009 were $ 44,881 and $44,881, respectively, as compared to approximately $(2,500) and $1,175,370 during the three and nine months ended September 30, 2008.  This decrease was due to the satisfaction of indebtedness in 2008.

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern; however, at our current and planned rate of spending, our cash and cash equivalents of $0.8 million, as of September 30, 2009 are not sufficient to allow us to continue operations without additional funding from grant or financing sources. Especially given the current economic climate, no assurance can be given that we will be successful in arranging additional financing needed to continue the execution of our business plan, which includes the development of new products.  Failure to obtain such financing may require management to substantially curtail operations, which may result in a material adverse effect on our financial position and results of operations. Since January 2009, our primary source of financing has been from working capital carried over from 2008, which predominantly arose from the 2008 Quercus Trust investments.  $1.5 million in proceeds from secured loans received during the third quarter of 2009 were required to help sustain operations through a planned capital raise. These factors raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue as a going concern.

We may also receive funds from recent grant submissions both with the federal government, through the “Stimulus Package” programs, and the Commonwealth of Pennsylvania.  While these latter two events do not currently have a direct effect on liquidity, they do provide the basis for potential liquidity sources in 2010.

On September 30, 2009, our cash position was $0.8 million, and we had working capital of $0.3 million.

Cash, Cash Equivalents and Working Capital

At September 30, 2009, we had approximately $0.8 million of cash and cash equivalents compared to approximately $3.1 million at December 31, 2008. At September 30, 2009 working capital was approximately $0.3 million compared to working capital of approximately $5.4 million at December 31, 2008. Cash equivalents consist of short-term liquid investments with original maturities of no more than three months and are readily convertible into cash and included the following at September 30, 2009:

	Coupon / Yield	Maturity	September 30, 2009
Fidelity Institutional Money Market	0.42%	n/a	$162,260

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2009 was approximately $(5.0) million. Net cash used in operations for this same period in 2008 was approximately $(6.6) million. This is a reduction in cash used of 24%. The use of cash in operations is consistent with the development stage of this business from an operations standpoint.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2009 was approximately $1.2 million compared to net cash used by investing activities of approximately $(1.1) million for the same period in 2008. Activities in 2009 include cash provided by the maturity of approximately $2.2 million of short term investments deposited into cash equivalents net of approximately $1.0 million used to purchase equipment for both production and research and development and notes receivable.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $1.5, compared to approximately $15.0 million of cash provided during the same period ended September 30, 2008. Financing activities for the nine months ended September 30, 2009 consisted of $0.7 in cash on notes received from accredited investors and $0.8 in MELF financing from the Commonwealth of Pennsylvania. Financing activities for the nine months ended September 30, 2008 consisted of $16.5 million from the issuance of common stock less repayment of $1.5 million for retirement of the 2007 bridge loans.

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

The Amendment provides us with a further financing commitment by Quercus as well as provision of the benefit of the experience and expertise of the three named individuals as new directors to us.  The Amendment resolves certain milestones set forth in the Agreement which were not fully met due to the noncompletion of the Production Contract which was entered into by us on June 27, 2008.

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

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 "Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives.

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

Proceeds from Grant: The Company records proceeds from grants over the period necessary to match them with the related costs for which such grants are to compensate. Grants for assets are recorded as deferred revenue and amortized over the expected life of such asset as a reduction of depreciation expense. Grants relating to income that are deemed significant in amount are recorded as other income, whereas grants that are deemed not significant are recorded as a reduction against the related expense. The Company recognizes proceeds from grants only when (a) there is reasonable assurance that the Company has complied with all conditions attached to the grant, and (b) the grant proceeds will be received.

Stock-Based Compensation: Prior to January 1, 2006, we accounted for stock option awards in accordance with the recognition and measurement provisions of former authoritative literature APB 25 and related interpretations, as permitted by former authoritative literature Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,”. Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings as if we had used the fair value recognition provisions of SFAS 123 in the Notes to the Condensed Consolidated Financial Statements.

Effective January 1, 2006, we adopted the provisions of ASC topic 718 using the modified prospective transition method. Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying condensed consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.”) The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Research and Development: R&D costs are recorded in accordance with FASB ASC topic 730, “Accounting for Research and Development Costs,” which requires that costs incurred in R&D activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of R&D activities relate to (1) in-house work conducted by us, (2) costs incurred in connection with contracts that outsource R&D to third party developers and (3) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process R&D. All R&D costs have been expensed.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our Annual Report on Form 10-K for the year ended December 31, 2008, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.

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

  Management’s assessment of internal control over financial reporting is governed by the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of September 30, 2009:

•
Performance appraisals for the managerial and administrative staff have not been performed consistently on an annual basis and, as a result, these  employees may not have a clear understanding of their responsibilities or performance compared to these responsibilities.

•	As a small company with limited personnel, we do not maintain sufficient segregation of duties as evidenced by the following:

•
Our Sales team has the ability and responsibility for entering sales orders into our accounting system. In addition, a sales member can ship very small orders. Segregation of duties should be established, where practical, for all sales in regards to shipping to end customers.

•
Some of our employees have the ability to purchase and receive small dollar goods.  There needs to be implemented a written policy that sets forth the formal procedures for purchasing of these small dollar goods.

•
Our accounting staff employees with vendor accounts payable responsibilities also have access to vendor maintenance controls. Access to vendor maintenance controls should be kept separate from the accounts payable functions.

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

•	We have not implemented the formal documented guidelines for authorizations for entering into agreements (i.e. purchase orders, non-disclosure agreements, sales and other contracts)

  Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting and Actual Changes in Internal Control over Financial Reporting During the Last Fiscal Quarter That Have Materially Affected or Are Reasonably Likely to Materially Affect, Internal Control Over Financial Reporting

We are in the process of implementing remediation efforts with respect to eliminating material weaknesses noted above as follows and have made the following actual changes to internal controls during the quarter ended September 30, 2009 as noted below (and other than as noted below we have made no changes in internal controls over financial reporting for the period ended September 30, 2009):

•
Formal job descriptions have been documented for substantially all of our  employees.  We expect that any new positions that arise as a result of increased PbC manufacturing will be documented coincident with assigning employees to those positions.

•
We  have implemented our new Enterprise Resource Planning (ERP) system and accounting system that restricts access and adds needed layers of approvals and internal audit processes for our primary accounting activities..

•	We are improving our financial reporting controls by:

o
All journal entries are reviewed and approved prior to entry into the general ledger.  A formal written policy with regard to this process has been implemented during the quarter ending September 30, 2009.

o	We have documented all key financial reporting processes prior to filing our 10-Q for the quarter ending September 30, 2009.
o	As part of our assessing our general information technology processes and controls, we have documented document controls and retention procedures during the quarter ending September 30, 2009.

•
As part of our implementation of our ERP system we have documented all key inventory control processes. We have segregated inventory purchasing and receiving functions. We have established written procedures for adding and modifying manufacture bills of materials. We have also established written procedures to monitor and evaluate our inventory measurement and valuation methods and processes, including ongoing inventory cycle counts as deemed necessary and comparisons and reconciliations of physical inventory quantities as reported in our ERP system with quantities reported in our materials quality control system.

•
We have documented key business processes and procedures that are critical to manage and operate our business on a daily basis. We expect the implementation of the majority of these processes to be completed prior to the filing of our 10-K for the year ending December 31, 2009.

•
We have documented authorization levels stating criteria as to approvals of  business transactions including  formal documented guidelines for creating properly authorized levels for entering into agreements (i.e. purchase orders, sales and other contracts). We have also segregated the functions of initiating wire transfers.

•
We implemented project and contract accounting processes during the quarter ending September 30, 2009 as a means to accumulate and increase controls over costs associated with internal projects as well as costs incurred that are subject to reimbursement for certain grant projects.

•	Internal control weaknesses that may arise as a result of lack of segregation of duties are mitigated by other business and financial process controls.

•	A formal policy has been established to mitigate the risk of inadequate procedures to ensure appropriate application of new accounting pronouncements.

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

            In orders entered on June 9, 2008, the Bankruptcy Court mandated that the Taylor Group litigation against us be dismissed. On June 18, 2008, the Taylor Group filed a notice of appeal from these orders. The Taylor Group signed a pleading consenting to dismiss us from the Taylor Group litigation in Canada.  On June 27, 2008, we filed a notice of cross-appeal from the Bankruptcy Court’s orders denying our request for sanctions and our request to hold the Taylors in contempt of court for their failure to comply with the permanent injunction of the confirmed Chapter 11 plan.  The Taylors’ appeal and our cross-appeal have been dismissed as interlocutory by the Bankruptcy Appellate Panel for lack of jurisdiction.  On February 10, 2009, the Taylors filed a second motion to vacate the February 11, 2008 order granting summary judgment in our favor.    At a hearing on the Taylors’ second motion to vacate the February 11, 2008 summary judgment order on April 23, 2009, the Bankruptcy Court denied the Taylors’ motion in its entirety.  The order denying the Taylors’ second motion to vacate and judgment were entered on November 10, 2009.

            In connection with a related adversary proceeding in the Bankruptcy Court, the Liquidation Trustee and the Taylors entered into a settlement agreement whereby, among other things, the Taylors agreed to withdraw virtually all of their claims as creditors and shareholders in the Mega C bankruptcy case, dismiss their appeals from the confirmation order and dismiss their appeal from the Settlement Agreement.    The Taylors’ appeals from the confirmation order and from the settlement agreement have now been dismissed.  The Ninth Circuit dismissed the appeal from the Settlement Agreement by a group identifying themselves as the “Unaffiliated Shareholders”. The Ninth Circuit awarded double costs on appeal to the Company.  The Unaffiliated Shareholders’ appeal from the Confirmation Order has also been dismissed.  As a result, all appeals from the Settlement Agreement and the Confirmation Order have been resolved in the Company’s favor.

            By virtue of the confirmed Chapter 11 plan, all of the Mega-C’s right, title and interest, if any, in the technology was transferred to us. By virtue of the February 11, 2008 orders of the Bankruptcy Court, as subsequently confirmed in the judgment entered on November 10, 2009, the Taylor Group has no interest in or rights to the technology.  By virtue of the April 14, 2009 order from the Ontario Superior Court, the Taylor Litigation has been dismissed against us.

Contingent Shares

On or about March 24, 2009, we were awarded judgment by default against the partnership and an individual defendant for $1,499,100 plus accrued and unpaid interest thereon. The net result to the Company will be a cash infusion of approximately $1,000,000.  Like most judgments, there is no guarantee the Company will be able to fully collect on this amount.

ITEM 1A.  RISK FACTORS

Risks related to our business

We have incurred net losses from inception and do not expect to introduce our first commercial PbC® products for 3 months.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC® devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the nine months ended September 30, 2009, we had a net loss applicable to common shareholders of approximately $23.7 million and cumulative losses from inception (September 18, 2003) to September 30, 2009 of $66.0 million. Our PbC™ technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. We believe the development and testing process will require a minimum of an additional 3 months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

We are experiencing a significant cash shortage and without sufficient financing or increase in revenues we may be required to curtail operations, and this demonstrates uncertainty as to our ability to continue as a going concern.

As of September 30, 2009, our cash and cash equivalents amounted to $ 0.8 million. Without any substantial revenues, we have been dependent upon more than $18.5 million in net cash provided by financing activities, since January 1, 2007 to remain in business.  If we do not continue to raise capital and increase revenue until we generate sufficient gross margin from revenue to cover our operating expenses, we will be required to discontinue or further substantially modify our business.  These factors raise substantial doubt about our ability to continue as a going concern.

We are in breach of certain registration rights.

As of September 30, 2009, we have outstanding obligations to register approximately 3,755,500 shares of common stock held by the Mega-C Trust, and 750,000 shares held by the Mega-C liquidation trust, in addition we have outstanding obligations to register approximately 1,381,925 shares of common stock that may be issued upon conversion of our 8% Cumulative Convertible Senior Preferred Stock, 9,495,998 shares of common stock that may be issued upon conversion of our Series A Convertible Preferred Stock, and an additional 1,881,905 shares of common stock issuable upon the exercise of certain of our outstanding options, and an additional 14,156,012 shares of common stock issuable upon the exercise of certain of our outstanding warrants. We are still in breach of all of our obligations to register these shares. There are no liquidated damages stipulated for our failure to register such shares; however, the holders of these securities may still elect to pursue remedies against us for our failure to meet these registration obligations and, as a result, our business operations, or our ability to raise additional capital in the future, may be adversely affected. It should be noted that as of September 30, 2009, 702,152 shares of the  Senior Preferred Stock and 5,655,294 shares of the Series A Convertible Preferred Stock are eligible  upon conversion to be issued without a restrictive legend under Rule 144; therefore; registering these shares provides no additional benefit to the holders thereof.

Being a public company increases our administrative costs significantly.

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Commission rules and regulations have made some activities more time consuming and expensive and require us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2009, we spent $139,736 on these expenses, however, despite the delay for smaller companies to comply with 404(b) provision to fiscal years ending on or after June 15, 2010,we do expect Commission rules and regulations, including the prospective requirements of auditor attestation under Section 404 of the Sarbanes Oxley Act of 2002, will continue to increase during the rest of 2009 and to make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

We cannot begin commercial production of our PbC™ technology for 3months.

We will not be able to begin full commercial production of our PbC® energy storage devices until we complete our current testing operations, our planned application evaluation and our planned product development. We believe our commercialization path will require a minimum of 3 months. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC® batteries and other technologies or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful, there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

Risks relating to our common stock

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

We had 26,743,172 shares of common stock outstanding at September 30, 2009, and (a) our Series A Convertible Preferred Stock is presently convertible into 9,495,998 shares of common stock, (b) our shares of Cumulative Convertible Senior Preferred Stock are presently convertible into 1,381,925 shares of common stock, (c) we have warrants outstanding that, if exercised, would generate proceeds of $22,669,782 and cause us to issue up to an additional 14,156,012 shares of common stock and (d) we have options outstanding to purchase common stock that, if exercised, would generate proceeds of $5,553,148 and result in the issuance of an additional 1,881,905 shares of common stock.

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

Our complete list of risk factors is set forth in our Form 10-K for the year ended December 31, 2008 for full consideration of the risk factors involved in investing in our stock.

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
Dated: November 16, 2009

/s/ Donald T. Hillier
Donald T. Hillier, Principal Financial Officer and
Principal Accounting Officer
Dated: November 16, 2009