Form 10-K
period 2009-12-31
Axion Power International, Inc.
filed 2010-03-30
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the 10,263,109 shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on June 30, 2009 was $14,368,353.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 17, 2010
Common Stock	84,653,302

DOCUMENTS INCORPORATED BY REFERENCE
None

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K, in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing herein, contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

When used in this Annual Report on Form 10-K as well as in reports, statements, and information we have filed with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this periodic report that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors, including, but not limited to such factors as the following. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

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

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding warrants and options are ever exercised;

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or may not improve in a timely manner; and

•	we are subject to stringent environmental regulation.

PART I

Item 1   Description of Business

Our Corporate History

Axion Power Corporation was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception Axion Power Corporation has been engaged in research and development (“R&D”) of the new technology for the production of our PbC batteries. As of December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company (“Tamboril”), a public shell company whereby Axion Power Corporation became a wholly-owned subsidiary of Tamboril. Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. Tamboril changed its name to Axion Power International, Inc. immediately following the reverse acquisition.

Since inception, our operations have been financed by investors with little to no revenue generated from operations. As a result, trading in our common stock has been sporadic, volumes have been low, and the market price has been volatile. We believe that a successful transition from R&D to manufacturing will improve our cash balances and market profile and may result in a more active trading market for our stock. However, we can provide no guarantees that our transition efforts will be successful.

Since early in 2008, we have devoted time and financial resources to upgrading, and where necessary replacing, existing battery manufacturing equipment as part of our long range business plan.  In the future, a large portion of this upgraded equipment will be used to manufacture our proprietary PbC lead carbon product.

On December 18, 2009, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue common stock at a price of $0.57 per share for total gross proceeds of $26,081,816 and net cash proceeds of $24,928,323 after “breakup” fees and cash offering costs. The transaction was consummated on December 22, 2009.

During 2009, we continued to make improvements to our production processes including capital acquisitions and quality control systems. We also received, installed and continued to engineer our first automated electrode manufacturing line. Manufacturing activity for 2009 consisted of continued production of PbC prototype and test batteries, as well as manufacturing traditional batteries pursuant to sales orders. Manufacturing of traditional batteries enables us to train factory personnel, test systems and make production and quality improvements with the focus on future PbC battery production.  Some of the proceeds from the private placement funding we closed in December 2009 are intended to be used to fully complete our first electrode production line and add the proper automated quality control components. This basic line will then be duplicated and improved as additional electrode production lines are added to allow us to get to meaningful commercialization levels. We will also use a portion of the proceeds for working capital.

The Battery Industry

There are two principal types of lead-acid batteries: flooded batteries and valve regulated lead-acid. The choice of battery depends mainly on the specific application that the battery serves. Typical standby or stationary applications use valve regulated lead-acid batteries due to their inherent advantages, including spill proof design, low maintenance, compact form, low self-discharge and high performance. On the other hand, applications like industrial equipment, traction and railroad applications are better served by the flooded lead-acid battery types due to their superior performance in continuous deep discharge applications and at high operating temperatures, among other features. Technology within the lead-acid battery industry has remained relatively stable for the last 30 years, and an industry-wide lack of innovation has generally restrained growth into new applications and emerging markets.

Alternative energy applications like wind and solar power require an energy storage solution that combines low cost and long deep discharge cycle life. Lead-acid batteries are currently one of the gold standards in large-scale power storage applications, but the short cycle-life of lead-acid chemistry at deep discharge levels is a primary inhibitor to growth. Due primarily to the cycle-life limitations of lead-acid batteries, a number of battery manufacturers are experimenting with alternative battery technologies that are far more expensive to implement, but offer substantial cycle-life advantages.

The North American lead-acid battery industry is mature with a few leading vendors that have a global presence and a larger number of smaller regional and local vendors that cater to the needs of the North American market. The first tier companies that have a global presence include EnerSys, Exide Technologies and Johnson Controls.  The second tier companies that cater mainly to the North American Markets include, among others, East Penn Manufacturing, C&D Technologies, GS Batteries, Crown Batteries, Trojan Battery and Eagle Picher Technologies (which was recently purchased by OM Group). The user segments that rely on lead-acid batteries include automotive applications, standby applications ranging from uninterruptible power supplies to telecommunication applications, limited power storage for wind and solar systems and motive power for heavy-duty equipment and railroad applications.

Our Business

We are a development stage company that has invested six years and approximately $18.4 million through December 31, 2009 in R&D expense to develop a patented energy storage device that uses carbon electrode assemblies to replace the lead-based negative electrodes found in conventional lead-acid batteries. Our PbC energy storage device is a battery-supercapacitor hybrid that combines the simplicity of lead-acid batteries with the fast recharge rate and longer cycle life of supercapacitors, resulting in a relatively low-cost device that has versatility of design that will allow differing iterations to deliver maximum power; maximum energy; or a range of balances between the two.

Our PbC technology is protected by six issued U.S. patents, nine pending U.S. patent applications and other proprietary features and structures. The resulting devices are technically sophisticated and yet simple in design. The carbon electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The electrodes are then assembled into PbC batteries that can employ the same cases, covers, positive electrodes, separators and electrolyte as conventional lead-acid batteries, and can be assembled with the same equipment and manufacturing methods used throughout the world for manufacturing conventional lead-acid batteries. PbC batteries use significantly less lead than standard lead-acid batteries with a comparable size, and the lead, plastics and acid employed are routinely and profitably recycled at existing recycling facilities around the world, which makes the PbC battery extremely environmentally friendly and far more so than most competing battery technologies.

In February 2007, our PbC technology received the Frost & Sullivan Technology Innovation Award for the best development in the field of lead-acid batteries for 2006.

In January 2009, our facility was tested and found to be in compliance with emission standards established by new federal guidelines in accordance with the Clean Air Act–Title III; however, this does not ensure continued or future compliance by the Company.

We believe that for large-scale deep-discharge energy storage systems (10 kWh or greater), our PbC devices may prove to offer the lowest total cost of ownership solution available in comparison to alternative battery storage technologies. As ongoing development work on our technologies progresses, we believe that further cost reductions and performance gains will be likely.

We believe our advanced battery technologies are uniquely situated to answer the current challenges facing the conventional lead-acid battery and that industry as a whole. While we explore the various potential applications for our PbC technology, our battery manufacturing plant in New Castle, Pennsylvania provides us with both an excellent R&D facility and a near perfect pilot production plant in which to produce our advanced energy storage devices. This plant allows us to manufacture our PbC carbon electrodes in limited quantity and to assemble our new energy storage batteries for laboratory testing and for small scale demonstration projects. In manufacturing this battery assembly using conventional lead-acid battery production equipment, we provide proof to our future PbC carbon negative electrode customers that our product is suitable to immediate use in their factories.

The PbC battery production is limited at this time by our inability to make the carbon electrodes in large numbers. As part of our plan to transition from pilot production of PbC electrodes to commercial manufacturing we entered into a letter agreement in the fourth quarter of 2008 for a sublease agreement for a second facility in New Castle, Pennsylvania that provides us with an additional 54,000 square feet of production, R&D and office space. It is anticipated that this facility will be used primarily to produce our PbC electrode assemblies. In addition, this transition will require that we:

•	refine our planned fabrication methods for carbon electrode assemblies;

•	demonstrate the feasibility of manufacturing our PbC device and our other technologies, using standard techniques and equipment;

•	demonstrate and document the performance of our products in key applications; and

•	respond appropriately to anticipated and unanticipated technical and manufacturing challenges.

Our battery plant has a permitted manufacturing capacity of 3,000 batteries per day, so we currently have excess battery manufacturing capacity that we are able to dedicate to production of high margin specialty batteries that are required in relatively small numbers for direct sales.

We plan to develop our lead carbon technology for use in a variety of applications including:

•	motive power applications;

•	stationary power applications;

•	hybrid electric vehicle applications; and

•	military applications.

We believe demand for cost-effective energy storage systems produced using our PbC technology will grow rapidly. We also believe that our technologies can be among the leaders in the high performance battery market, and that our competitive advantages will include:

•	Cost effectiveness: Due to an extended cycle life and relatively low production costs;

•
Ease of integration: Our planned carbon electrode assemblies will be designed to replace the standard lead negative electrodes in conventional lead-acid batteries. In some applications that require fixed voltage operations, voltage conversion may be needed;

•
Superior flexibility: By changing the number, geometry and arrangement of the electrode assemblies, we expect to be able to configure our devices to favor either maximum energy storage or maximum power delivery; and

•
Reduced lead content: Depending on the energy, power and cycling requirements of a particular application, our fully recyclable device will use substantially less lead than conventional lead-acid batteries.

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

•
Leverage relationships with thought leaders. We are engaged in discussions with industry consortia, research institutions, automotive OEM’s and other thought leaders in the fields of utility applications and hybrid electric vehicles technology. As we develop our relationships in the field of energy research, we believe the opportunities for government funding and consortia participation will expand rapidly and improve our access to potential suppliers and customers.

•
Leverage relationships with battery manufacturers. Our business model is based on the premise that we can most effectively address the needs of the market by selling electrode assemblies to established lead-acid battery manufacturers who want to add advanced battery technology to their existing product lines. This business model should allow us to leverage the business abilities, manufacturing facilities and distribution networks of established manufacturers in order to reduce our time to market and increase our potential market penetration.

•
Build a recognized brand. We believe strong brand name recognition is important to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost of ownership per storage cycle.

•
Focus on specific markets. Markets for hybrid electric vehicles and conventional utility applications are becoming increasingly attractive. We are actively pursuing the use of our lead carbon technology products in these emerging markets.

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

Development Phase. We are currently in the development phase of our business, and we are focusing on producing small quantities of commercial prototypes in our own manufacturing facilities. These commercial prototypes will serve as the foundation for a series of paid demonstration projects with established end users. If the projects are successful and end user testing validates the advantages of our PbC device technology under real-world operating conditions, it will be easier to proceed to the full commercialization phase. In general, our development path in each identified target market will include the following:

•
Prototype manufacturing. We are finalizing design work and manufacturing methods for our commercial prototype PbC carbon electrodes. These electrode assemblies will be the key component in the onsite manufacturing of our PbC batteries.

•
Demonstration projects. When we have developed and bench tested our commercial prototype PbC devices for a particular target market, we will negotiate additional demonstration projects for each of the intended applications. In some of the larger projects we may partner with a larger battery manufacturer in order to provide the required quantity of PbC devices. Our goal is to document the superior performance of our products in real-world applications.

•
Commercial production. When we have developed sufficient data to support a decision to commence full scale production of a product or product line, we intend to use our New Castle, Pennsylvania facility until we reach our maximum permitted capacity, after which we plan to pursue strategic relationships with other battery manufacturers that are willing to manufacture co-branded commercial PbC products. Those products will contain our proprietary negative electrode assembly, which we will continue to manufacture at our New Castle facility and build our brand recognition.

Our planned demonstration projects are not expected to generate sufficient gross profit to offset our expected operating costs. Accordingly, we do not expect to attain profitability during the development phase. If we enter into a commercialization relationship for a specific product or product line, we believe our margins may improve based on efficiencies of scale. However, there is no assurance that the commercialization of products for one or more market segments will generate sufficient revenue to offset our anticipated R&D and other operating expenses and yield a profit.

Commercialization Phase. During the commercialization phase, we intend to implement a platform technology business model where we will develop and manufacture the PbC carbon electrode assemblies that are unique to our PbC batteries. In addition to using these assemblies in our batteries, we eventually intend to sell our proprietary assemblies to other established battery manufacturers who are seeking to market more advanced batteries. We believe a platform technology business model will reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our PbC products, while allowing us to focus on a narrow band of value-added activities that should minimize our investment and maximize our profitability.

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

Our Competition

We plan to compete with a number of established competitors in the battery and supercapacitor industry, including:

• Maxwell	• Enersys
• Energy Conversion Devices	• Exide
• Panasonic	• Japan Storage Battery
• Nippon-Chemicon	• Ness

In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including:

•	symmetric supercapacitors;

•	asymmetric supercapacitors with organic electrolytes;

•	nickel metal hydride batteries;

•	lithium ion batteries;

•	other advanced lead-acid devices; and

•	flow batteries.

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

The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of rechargeable batteries require large capital expenditures. In order to minimize our capital investment in manufacturing facilities and establish strong brand name recognition for our products, our overall strategy is to negotiate strategic alliances and other production agreements with established battery manufacturers that want to add high-performance co-branded products to their existing product lines. There can be no assurance, however, that our platform technology business model will succeed in the battery industry.

Raw Materials

During the research stage, we used readily available raw materials, off-the-shelf components manufactured by others and hand-made components fabricated by our staff. As we begin manufacturing in commercial quantities, we will need to establish reliable supply channels for commercial quantities of raw materials and components. We believe established suppliers of raw materials and components will be able to satisfy our requirements on a timely basis. However, we do not have any long-term supply contracts and the unavailability of necessary raw materials or components could delay the production of our products and adversely impact our results of operations.

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

Environmental Protection

Lead is a toxic material that is a primary raw material in our PbC batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations. In January 2009, our facility was tested and found to be in compliance with emission standards as established by new federal guidelines in accordance with the Clean Air Act – Title III.

Our Research and Development

We engage in extensive R&D for the purpose of improving our PbC technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our R&D organization works closely with our engineering team, our suppliers and potential customers to improve our product design and lower manufacturing costs. During the years ended December 31, 2009 and 2008, we spent $4.4 million and $4.0 million, respectively, on R&D, and $18.4 million since inception. While our limited financial resources and short operating history makes it difficult for us to estimate our future expenditures, we expect to incur R&D expenditures of consistent magnitude for the foreseeable future.

Our Employees

We presently employ a staff of 54, including a 16 member scientific and engineering team, and 26 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees.

Description of Properties

In April 2008, we signed a new lease that added to our existing space at our manufacturing plant in New Castle, Pennsylvania. The lease calls for a monthly payment of $16,142 with an initial term of two years beginning April 2008. The lease includes two successive five-year renewal options, with future rent to be negotiated at a commercially reasonable rate. We entered into a new lease for this space on March 28, 2010, for the period commencing April 3, 2010 with a monthly rental payment of $16,700, which is fixed through 2013, and an initial term of three years, with two successive five-year renewal options and with future rent to be negotiated at a commercially reasonable rate.  The battery manufacturing facility includes approximately 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises. Our battery manufacturing operations at this facility are conducted through a wholly owned subsidiary named Axion Power Battery Manufacturing, Inc. Our management believes our property is in good condition.

In December 2008, we signed a letter agreement to sublease from a current tenant on a month-to-month basis a building consisting of 54,000 square feet in New Castle, Pennsylvania. This space provides 48,000 of combined manufacturing and warehouse space and 6,000 square feet of combined office and R&D space. This letter agreement is effective through December 31, 2010. We can enter into a sales agreement or a long-term lease for this space at any time during the sublease letter agreement.  The rent is $19,300 on a monthly basis.  In addition to the monthly rent, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.  We intend to conduct our PbC and R&D operations from this facility.

Item 1A Risk Factors

Investing in our common stock is very speculative and involves a high degree of risk. You should carefully consider all of the information in this report before making an investment decision. The following are among the risks we face related to our business, assets and operations. They are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also arise. Any of these risks could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of our common stock. You should not purchase our shares unless you can afford to lose your entire investment.

We are a development stage company, and our business and prospects are extremely difficult to evaluate.

Since our inception in September 2003, the majority of our resources have been dedicated to our R&D efforts, and we have only recently begun to transition into the very early stages of commercial PbC prototype production. We do not have a stable operating history that you can rely on in connection with your evaluation of our current business and our future business prospects. Our business and prospects must be carefully considered in light of the limited history of PbC technology and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have sporadic revenues and are committed to focusing on research, development and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have encountered and expect to continue to encounter include, but are not limited to, our ability to:

•	Maintain effective control over the cost of our research, pace of progress, development and product testing activities;

•	Develop cost effective manufacturing methods for essential components of our proposed products;

•	Improve the performance of our commercial prototype batteries;

•	Successfully transition from our laboratory research and pilot production efforts to commercial manufacturing and sales of our battery technologies;

•	Adapt and successfully execute our business plan;

•	Implement and improve operational, financial and management control systems and processes;

•	License complementary technologies if necessary and successfully defend our intellectual property rights against potential claims;

•	Respond effectively to competitive developments and changing market conditions;

•	Continue to attract, retain and motivate qualified personnel; and

•	Manage each of the other risks set forth below.

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

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products for a minimum of three months.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the year ended December 31, 2009, we had a net loss applicable to common shareholders of approximately $18.6 million.  In addition, we had cumulative losses from inception (September 18, 2003) to December 31, 2009 of $60.9 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. We believe the development and testing process will require a minimum of an additional three months. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable. If we do not realize sufficient revenue to achieve profitability, our business could be harmed.

Our revenues may suffer if general economic conditions do not begin to improve.

Our revenues and our ability to generate earnings are affected by the general economic factors that are adversely impacting the global economy, such as lack of liquidity in the capital markets, reduced demand for consumer and industrial products, excessive inflation, currency fluctuations, increased commodity prices and employment levels, resulting in a temporary or longer-term overall decline in demand for our products. This trend continues with excess supply in the industries in which we operate.

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

As a public company, we incur significant legal, accounting and other expenses that would not be incurred by a comparable private company. Securities and Exchange Commission rules and regulations have made some activities more time consuming and expensive and require us to implement corporate governance and internal control procedures that are not typical for development stage companies. We also incur a variety of internal and external costs associated with the preparation, filing and distribution of the periodic public reports and proxy statements required by the Securities Exchange Act of 1934, as amended. During the twelve months ended December 31, 2009, we spent $230,433 on these expenses, however, we do expect that Securities and Exchange Commission rules and regulations, including the prospective requirements of auditor attestation under Section 404 of the Sarbanes Oxley Act of 2002, will make it more difficult and expensive for us to attract and retain qualified directors and executive officers.

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key scientists, engineers and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Currently, all of our key employees have employment contracts which have remaining terms of at least four months and non-compete provisions that extend an additional 24 months beyond contract termination.

We cannot begin automated production of our PbC technology for a minimum of three months.

We will not be able to begin full commercial production of our PbC energy storage devices until we complete our current testing operations, our planned application evaluation and our planned product development. We believe our path to automated production will require a minimum of three months. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC batteries and other technologies or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful, there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

Our certificate of incorporation and by-laws provide for indemnification and exculpation of our officers and directors.

Our certificate of incorporation provides for indemnification of our officers, directors and employees to the fullest extent permitted by Delaware law. It also provides exculpation of our directors for monetary damages arising from breach of their fiduciary duties in cases that do not involve fraud or willful misconduct. The Securities and Exchange Commission has advised that it believes that indemnification for liabilities arising under the securities laws is against public policy as expressed in the securities laws and is therefore unenforceable.

We have limited manufacturing experience which may translate into substantial cost overruns in manufacturing and marketing our products.

As we transition into the commercial production of our prototype devices, we may experience substantial cost overruns in manufacturing and marketing our PbC technologies, and we may not have sufficient capital in the future to successfully complete such tasks. In addition, we may not be able to manufacture or market our products because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. Either of these inabilities could cause us to abandon our current business plan and may cause our operations to eventually fail.

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

We do not have any long-term vendor contracts.

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

The lead-acid battery industry is large, intensely competitive and resistant to technological change. If our product development efforts are successful, we will have to compete or enter into further strategic relationships with well-established companies that are much larger and have greater financial capital and other resources than we do. We may be unable to convince end users that products based on our PbC technology are superior to available alternatives. Moreover, if competitors introduce similar products, they may have a greater ability to withstand price competition and finance their marketing programs. There is no assurance that we will be able to compete effectively.

To the extent we enter into strategic relationships, we will be dependent upon our partners.

Some of our products are not intended for direct sale to end users and our business strategy is likely to require us to enter into strategic relationships with manufacturers of other power industry equipment that use batteries and other energy storage devices as important components of their finished products. The agreements governing any future strategic relationships are unlikely to provide us with control over the activities of any strategic relationship we negotiate and our future partners, if any, could retain the right to terminate the strategic relationship at their option. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

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

We may find it necessary to initiate further litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. We plan to aggressively defend our proprietary technology and any issued patents if funding is available to do so. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be time-consuming and expensive and, as with litigation generally, the outcome is inherently uncertain.

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

Because of the complex and difficult legal and factual questions that relate to patent positions in our industry, we cannot assure you that our products or technology will not be found to infringe upon the intellectual property or proprietary rights of others. Third parties may claim that our products or technology infringe on their patents, copyrights, trademarks or other proprietary rights and demand that we cease development or marketing of those products or technology or pay license fees. We may not be able to avoid costly patent infringement litigation, which will divert the attention of management away from the development of new products and the operation of our business. We cannot assure investors that we would prevail in any such litigation. If we are found to have infringed on a third party’s intellectual property rights, we may be liable for money damages, encounter significant delays in bringing products to market or be precluded from manufacturing particular products or using particular technology.

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

Effective May 29, 2009, we registered 3,421,036 shares of our common stock for resale by certain selling stockholders.  Pursuant to a private placement transaction of our Common Stock, which closed on December 22, 2009, and which is the subject of a registration statement on Form S-1 which we filed with the SEC on January 15, 2010, we are obligated to register an additional 45,757,572 shares of our common stock for resale by the selling stockholders. The sale of a significant number of these shares may cause the market price of our common stock to decline.

We have issued a large number of convertible securities, warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

As of March 17, 2010, we had 84,653,302 shares of common stock outstanding, (a) we have 100,000 unvested common shares that have been granted and not issued, (b) we have warrants outstanding and that, if exercised, would generate proceeds of $18,979,625 and cause us to issue up to an additional 13,865,433 shares of common stock. 1,385,714 of these warrants were classified as derivative liabilities, and (c) we have options outstanding to purchase common stock that, if exercised, would generate proceeds of $4,655,799 and result in the issuance of an additional 1,721,270 shares of common stock.

We have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

As a key component of our growth strategy, we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation. In particular:

•
Our incentive stock plan authorized incentive awards for up to 2,000,000 shares of our common stock; we have issued incentive awards for an aggregate of 782,950 shares; and we have the power to issue incentive awards for an additional 1,217,050 shares without stockholder approval;

•
Our independent directors’ stock option plan authorized options for up to 500,000 shares of our common stock; we have issued options for an aggregate of 467,685 shares; and have the power to issue options for an additional 32,315 shares without stockholder approval;

•
We have issued contractual options for an aggregate of 1,943,000 shares of our common stock, of which 908,000 are currently outstanding, to executive officers under the terms of their employment agreements with us; and

•
We have issued contractual options for an aggregate of 1,180,700 shares of our common stock, of which 485,400 are currently outstanding to certain employees, attorneys and consultants under the terms of their agreements with us.

We are required to account for the fair market value of equity compensation awards as operating expenses. As our business matures and expands, we expect to incur increasing amounts of non-cash compensation expense, which may materially and adversely affect our future operating results.

We may issue stock to finance acquisitions.

We may wish to acquire complementary technologies, additional facilities and other assets. Whenever possible, we will try to use our stock as an acquisition currency in order to conserve our available cash for operations, but use of stock as an acquisition currency will also dilute the ownership of then currently existing stockholders. Future acquisitions may give rise to substantial charges for the impairment of goodwill and other intangible assets that would materially and adversely affect our reported operating results. Any future acquisitions will involve numerous business and financial risks, including:

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

Due to the large number of shares that we have registered and will register in the future on behalf of certain selling stockholders, the development stage of our business and numerous other factors, the trading price of our common stock has been and is likely to continue to be highly volatile. In addition, actual or anticipated variations in our quarterly operating results; the introduction of new products by competitors; changes in competitive conditions or trends in the battery industry; changes in governmental regulation and changes in securities analysts’ estimates of our future performance or that of our competitors or our industry in general, could adversely affect our future stock price. Investors should not purchase our common stock if they are unable to suffer a complete loss of their investment.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of March 17, 2010, the latest practicable date, was $1.15 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Item 2  Properties

In April 2008, we signed a new lease that added to our existing space at our manufacturing plant in New Castle, Pennsylvania. On March 28, 2010, we entered into a new lease for the space with a monthly rental payment of $16,700 and a term of three years, with two successive five-year renewal options and with future rent to be negotiated at a commercially reasonable rate.  The battery manufacturing facility includes approximately 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises. Our battery manufacturing operations at this facility are conducted through a wholly owned subsidiary named Axion Power Battery Manufacturing, Inc. Our management believes our property is in good condition.

In December 2008, we signed a letter agreement to sublease from a current tenant on a month-to-month basis a building consisting of 54,000 square feet in New Castle, Pennsylvania. This space provides 48,000 square feet of combined manufacturing and warehouse space and 6,000 square feet of combined office and R&D space. This letter agreement is effective through December 31, 2010. We can enter into a sales agreement or a long-term lease at any time during the sublease letter agreement.  The rent is $19,300 on a monthly basis.  In addition to the monthly rent, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.  We intend to continue occupying this space and to conduct our PbC and R&D operations from this facility.

Item 3  Legal Proceedings

Taylor Litigation and Bankruptcy Court Litigation

On February 10, 2004, Lewis “Chip” Taylor, Chip Taylor in Trust, Jared Taylor, Elgin Investments, Inc. and Mega-C Technologies, Inc. (collectively the “Taylor Group”) filed a lawsuit in the Ontario Superior Court of Justice Commercial List (Case No. 04-CL-5317) that named Tamboril, Axion Power Corporation, and others as defendants (the “Taylor Litigation”). As discussed more fully below, by virtue of orders entered on February 11, 2008 and June 9, 2008 by the Bankruptcy Court in the Mega-C bankruptcy case, as confirmed by a judgment entered on November 10, 2009, this action against us is subject to the permanent injunction of the confirmed Chapter 11 Plan of Mega-C.  On April 14, 2009, the Ontario Superior Court entered an order dismissing us from the Taylor Litigation.

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

By virtue of the confirmed Chapter 11 plan, all of the Mega-C’s right, title and interest, if any, in the technology was transferred to us. By virtue of the February 11, 2008 orders of the Bankruptcy Court, as subsequently confirmed in the judgment entered on November 10, 2009, the Taylor Group has no interest in or rights to the technology.  By virtue of the April 14, 2009 order from the Ontario Superior Court, the Taylor Litigation has been dismissed against us.  The Taylors filed a notice of appeal from the November judgment, which is pending in the Bankruptcy Appellate Panel for the Ninth Circuit.  We filed a cross-appeal from the portion of the judgment denying Axion’s requests for sanctions and to hold the Taylors in contempt.

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

On or about March 15, 2010  Axion Power International, Inc., Traci and William Ahearn, Sally Fonner and Dr. James Smith (“Axion and the Four Shareholders”) have entered into a settlement agreement with Banca M.B., Sp.A. under which Banca M.B. Sp.A. has paid to Axion and the Four Shareholders the sum of Four Hundred and Ninety Thousand Dollars in full settlement of all claims.  The case against Banca M.B., Sp.A. by Axion and the Four Shareholders has been dismissed with prejudice.  The cases against Mr. Masi and Brown Brothers Harriman & Company are continuing.  Axion and the Four Shareholders also have a judgment in the amount of $1,500,000 against Mercatus & Partners, Ltd. and Stephano Cevolo which is being domesticated in Italy with the intention of being executed against the assets of both Mercatus & Partners, Ltd. and Mr. Cevolo in Italy.

Item 4  Submission of Matters to a Vote of Security Holders

On December 10, 2009, the holders of the issued and outstanding shares of our common stock and Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Stock”) representing 21,703,959 votes, which constituted a majority of all votes entitled to be cast, together with holders of the holders of the issued and outstanding shares of our Series A Stock representing 430,000 shares, which constituted two-thirds of the issued and outstanding shares of our Series A Stock, voting alone as a separate class, executed a written consent in accordance with the provisions set forth in §228 of the Delaware General Corporation Law that approved certain amendments to our certificate of incorporation.  These amendments amend the Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, par value $0.0001 per share to provide that, simultaneously with or subsequent to the closing by us of a sale of our common stock at a price of at least $0.50 per share and with an aggregate purchase price of at least $18,420,000, the remaining 630,897 issued and outstanding shares of Series A Stock, including any dividends otherwise owing with respect thereto, shall be automatically converted into 8,785,483 shares of our common stock without any further action required on the part of the holders of Series A Stock, and the powers, designations, preferences and rights of holders of Series A Stock shall automatically become null and void.  An Information Statement pertaining to these amendments mailed to shareholders on or about January 15, 2010.  Our Series A Convertible Preferred Stock has been converted into 8,785,483 shares of common stock pursuant to an amendment to the Series A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

At the start of the year ended December 31, 2008, our common stock was trading on the OTC Pink Sheets under the symbol AXPW.PK.  On July 3, 2008, our common stock resumed trading on the Over the Counter Bulletin Board under the symbol “AXPW”.  Trading in our common stock has historically been sporadic, trading volumes have been low, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTC Pink Sheets and the OTC Bulletin Board, as the case may be, for each quarter since the beginning of 2007. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
First Quarter 2008	$2.74	$1.85
Second Quarter 2008	$2.50	$1.15
Third Quarter 2008	$2.05	$1.30
Fourth Quarter 2008	$1.72	$1.01
First Quarter 2009	$1.25	$0.80
Second Quarter 2009	$2.10	$0.78
Third Quarter 2009	$2.75	$1.05
Fourth Quarter 2009	$2.25	$1.20

On March 17, 2010, the sale price for our common stock as reported on the Over the Counter Bulletin Board was $1.15 per share.

Securities outstanding and holders of record

On December 31, 2009 there were approximately 463 record holders of our common stock and 75,767,818 shares of our common stock issued and outstanding.

Dividend Policy

We have not paid and do not expect to pay dividends on our common stock. Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition and capital requirements.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information: The following table provides summary information on our equity compensation plans as of December 31, 2009:

Plan category:	Number of shares issuable on exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders
2004 Incentive Stock Plan	51,950	$3.48	1,217,050
2004 Directors’ Option Plan	438,120	$1.78	32,315

Equity compensation plans not approved by stockholders
Contract options held by officers	908,000	$3.22
Contract options held by employees, consultants and attorneys	485,400	$2.74
Total equity awards	1,883,470	$2.77

The Company has two stockholder approved equity compensation plans and occasionally enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans. The following sections summarize the Company’s equity compensation arrangements.

Equity Incentive Plans Not Approved by Stockholders: The Company issued 629,300, 228,000, 789,500 and 36,000 stock purchase options in the fiscal years ended December 31, 2006, 2007, 2008 and 2009, respectively, to officers, employees, attorneys and consultants in connection with contractual agreements that do not reduce the shares available under the stockholder’s approved plans. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Fefer, Petersen & Cie, general corporate counsel (of which one member was a director of the Company at the time) were granted two-year contractual options to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered, valued at $68,296. These members also received 116,700 warrants as consideration of pre-merger Tamboril debt. In August 2004, $1.00 of the exercise price of the total 306,000 options and warrants owned by these members was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded $306,000 related to this reduction. All of the warrants and options were exercised in the fourth quarter of 2005; however, $306,000 of the amount is included in stock subscription receivable as of December 31, 2005 and was received in 2006.

In July 2004, the President and Chief Operating Officer of the Company, Charles Mazzacato, was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option vests on a monthly basis at the rate of 60,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of our common stock at the date of grant was greater than the exercise price, which resulted in a total intrinsic value of $180,000. In accordance with  Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) the Company expensed the intrinsic value over the vesting period which resulted in expense of $18,750 and $45,000 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of ASC718 “Compensation – Stock Compensation” using the modified prospective transition method as discussed below and recorded compensation of $124,364 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In July 2004, the Chief Financial Officer of the Company, Peter Roston, was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest on a monthly basis at the rate of 50,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company’s common stock at the date of grant was greater than the exercise price, which resulted in a total intrinsic value of $150,000. In accordance with APB 25 the Company has expensed the intrinsic value over the vesting period, which resulted in expense of $15,625 and $37,500 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of ASC 718 (formerly FASB 123R) as discussed below and recorded compensation of $138,182 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In April 2005, the Chief Executive Officer of the Company, Thomas Granville, was granted a contractual option to purchase 180,000 shares of common stock at a price of $2.50 per share. This option vests at the rate of 7,500 shares per month commencing May 1, 2005 and is exercisable for five years after each vesting date. The market value of our common stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of ASC 718 as discussed below and recorded compensation of $112,500 during the year ended December 31, 2006.

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

In September 2005, the Chief Technical Officer of the Company, Edward Buiel, was granted a contractual option to purchase 90,000 shares of common stock at a price of $4.00 per share. This option vests at the rate of 2,500 shares per month commencing October 2005 and is exercisable for five years after each vesting date. The market value of our common stock at the date of grant was less than the exercise price which resulted in no intrinsic value in accordance with APB 25. On January 1, 2006, the Company adopted the provisions of ASC 718 as discussed below and recorded compensation of $68,100 during the year ended December 31, 2006.

In February 2006, the Chief Executive Officer of the Company, Thomas Granville, was granted a three year option to purchase 500,000 shares of common stock at an exercise price of $6.00. Of this total 300,000 options vested immediately and the balance is expected to vest, subject to the attainment of certain specified objectives, over the next one to three years. These options are valued at $300,187 utilizing the Black-Scholes-Merton option pricing model with $259,027 of compensation recorded in 2006.

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

In February 2006, members and affiliates of the law firm of Fefer, Petersen & Cie, general corporate counsel (of which one member was a director of the Company at the time) were granted a three year option to purchase 360,000 shares of common stock at an exercise price of $6.00. Of this total 240,000 options vested immediately and the balance will vest at the rate of 10,000 shares per month during the year ended December 31, 2006. These options are valued at $193,449 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

In February 2006, the external bankruptcy counsel of the Company, Cecilia Rosenauer, was granted a three year option to purchase 15,000 shares of common stock at an exercise price of $6.00. The options vested on the effective date of Mega-C’s Chapter 11 plan of reorganization, which took place in November 2006. These options are valued at $2,483 utilizing the Black-Scholes-Merton option pricing model and are recorded as legal expense in 2006.

In March 2006, two employees were granted three year options to purchase a total of 24,000 shares of common stock at an exercise price of $4.00 and $6.00. The options vest at a rate of 2,500 per month over the first 6 months and 1,500 per month thereafter. The options are exercisable through March 2009. These options are valued at $28,257 utilizing the Black-Scholes-Merton option pricing model with $24,408 of compensation recorded in 2006.

In December 2006, the Chief Technical Officer of the Company, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $3.75 per share. A total of 50,000 options vested on December 29, 2009 and the remaining 50,000 will vest on December 29, 2010. The options will be exercisable for a period of five years from the vesting date. These options are valued at $267,372, utilizing the Black-Scholes-Merton option pricing model with $6,481 of compensation recorded in 2006.

In February 2006, a consultant, Trey Fecteau, was granted a three year option to purchase 97,000 shares of common stock at an exercise price of $4.00. The options vested upon completion of contractual services in December 2006. The options are exercisable through December 2009. These options are valued at $150,702 utilizing the Black-Scholes-Merton option pricing model. This amount reduced the proceeds of the Series A Preferred Stock offering in 2006.

In January 2007, D. Walker Wainwright, a director of the Company, was granted an option to purchase 40,000 shares of common stock at an exercise price of $5.00 as compensation for services related to due diligence, negotiation and sale of the 2006 Series A Preferred Stock offering. These three-year options were immediately vested on the date of grant, are valued at $52,230 utilizing the Black-Scholes-Merton option pricing model and are recorded as offering costs in 2007.

In August 2007, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 80,000 shares of common stock at an exercise price of $4.50. 20,000 options vest immediately upon contract inception and the remainder vest at a rate of 10,000 per month over the life of his six-month employment contract. These two-year options are valued at $37,356 utilizing the Black-Scholes-Merton option pricing model with $24,904 recorded as compensation in 2007.

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

In March 2008, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 30,000 shares of common stock at an exercise price of $4.50. 10,000 options vested immediately upon grant and are exercisable through December 2009, and the remaining 20,000 options vested in May 2008 and are exercisable through May 2010.  These options are valued at $15,600 utilizing the Black-Scholes-Merton option pricing model with $15,600 recorded as compensation in 2008.

In June 2008, the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 10,000 shares of common stock at an exercise price of $4.50. These options vested in June 2008 and are exercisable through June 2010. These options are valued at $5,200 utilizing the Black-Scholes-Merton option pricing model and recorded as compensation in 2008.

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

(ii) Our Chief Technical Officer, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $2.50 per share. The options will cliff vest on May 31, 2011, and are exercisable for a period of five years from the vesting date. These options are valued at $95,436, utilizing the Black-Scholes-Merton option pricing model with $18,557 of compensation recorded in 2008.

(iii) Our former Chief Financial Officer, Donald Hillier, was granted an option to purchase 180,000 shares of our common stock. The exercise price of the option is $2.50 per share, and the option vests at the rate of 5,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $179,244, utilizing the Black-Scholes-Merton option pricing model with $34,853 of compensation recorded in 2008.

(iv) Three employees were granted contractual options to purchase an additional 200,000 shares of our common stock at a price of $2.50 per share. 5,000 of these options vested in June 2008 upon execution of the employment contracts, with the balance cliff vesting on June 15, 2011, and are exercisable for a period of three years from the vesting date. These options are valued at $165,041, utilizing the Black-Scholes-Merton option pricing model with $34,222 of compensation recorded in 2008.

(v) Seven employees were granted contractual options to purchase an additional 179,500 shares of our common stock at a price of $2.50 per share. 43,500 of these options vested in December 2008 upon execution of the employment contracts, with the balance vesting through the term of the employment agreement and are exercisable for a period of three years from the vesting date. These options are valued at $36,171, utilizing the Black-Scholes-Merton option pricing model with $5,330 of compensation recorded in 2008.

During 2009 the Company granted a total of 36,000 contractual stock options to an employee at an exercise price of $2.50 per share. 6,000 of these options vested in January 2009 upon execution of the employment contract, with the balance vesting at a rate of 1,000 per month, and are exercisable for a period of five years from vesting date. These options are valued at $14,507, utilizing the Black-Scholes-Merton model with $4,835 of expense expected to be recorded during 2009.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, Axion Power Corporation, (“APC”) has been engaged in R&D of the new technology for the production of lead-acid-carbon energy storage devices that we refer to as our PbC devices. As of December 31, 2003, APC engaged in a reverse acquisition with Tamboril, a public shell company. Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998 and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. We formed a new corporation, Axion Power Battery Manufacturing Inc., which purchased the foreclosed assets of a failed battery manufacturing plant and now conducts our manufacture of specialty batteries.

At December 31, 2009, we have incurred cumulative net losses of approximately $60.9 million applicable to the common shareholder. This includes approximately $2.3 million in interest of which $1.4 million relates to discount on notes. We have an additional $17.7 million in accumulated preferred stock dividends. We had approximately $24.7 million in current assets and $1.6 million in current liabilities at December 31, 2009, which left a net working capital surplus of approximately $23.2 million. As discussed below, we netted $24.9 million in cash proceeds and converted $0.4 of notes payable including fees into the sale of our common stock in December 2009, along with $0.8 million in debt financing proceeds and $0.6 million in grant funding proceeds. Management believes those funds will support operations through 2012.

During 2009, we continued to make improvements to our production processes including capital acquisitions and quality control systems. We also received, installed and continued to engineer our first automated electrode manufacturing line. Manufacturing activity for 2009 consisted of continued production of PbC prototype and test batteries, as well as manufacturing traditional batteries pursuant to sales orders. Manufacturing of traditional batteries enables us to train factory personnel, test systems and make production and quality improvements with the focus on future PbC battery production.  Additionally, some of the proceeds from the December 2009 private placement will be used to complete our first electrode production line and add the proper automated quality control components. This basic line will then be duplicated and improved as additional electrode production lines are added to allow us to get to meaningful commercialization levels. We will also use a portion of the proceeds for working capital.

Since early in 2008, we have devoted time and financial resources to upgrading, and where necessary replacing, existing battery manufacturing equipment as part of our long range business plan. In the future, a large portion of this upgraded equipment will be used to manufacture our proprietary PbC lead carbon product. The Quercus Trust invested $18 million in us in 2008 which, among other things, moved these upgrades forward.  The investment also allowed us to pursue design and fabrication of automated electrode manufacturing equipment, which will be used in the manufacture of the negative carbon electrode component of our PbC battery.

Key Performance Indicators

Because of our early stage of development, the usual financial measures are not particularly relevant or helpful in the assessment of company operations.

We do not use non-financial measures to evaluate our performance other than the degree of success of our R&D and demonstration projects. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our R&D efforts and move to the commercialization of our proprietary product. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to commercial deployment. We believe we can maintain operations and fund R&D and production through 2012 without further capital infusions.

We believe we need to continue to characterize and perfect our products in house and through a limited number of demonstration projects before moving into mass production. While the results of this work are moving toward that goal, we cannot assure you that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our technology.

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

Material Trends and Uncertainties

We will continue to utilize substantial portions of our available cash funds for R&D. Even with adequate funding, there is no assurance our new technology can be successfully commercialized. While we intend to continue to manufacture specialty batteries and AGM batteries, there is no assurance of profits or whether those profits will be sufficient to sustain us as we continue to develop our new technology.

Recent Financing Activities

The Quercus Investment. On January 14, 2008, we entered into the Securities Purchase Agreement with Quercus, pursuant to which we agreed to issue to Quercus up to 8,571,429 shares of our common stock, together with five year common stock purchase warrants that will entitle the holder to purchase up to 10,000,000 additional shares of our common stock.

At the initial closing on January 14, 2008, Quercus invested $4.0 million in exchange for 1,904,762 shares and warrants to purchase an additional 2,857,143 shares at an exercise price of $2.60 per share. At the second closing on April 17, 2008, Quercus invested an additional $4.0 million in exchange for 1,904,762 shares of our common stock and warrants to purchase an additional 2,380,953 shares of common stock at an exercise price of $2.60 per share.

On June 30, 2008, Quercus invested the final $10.0 million in exchange for 4,761,905 shares of our common stock and warrants to purchase an additional 4,761,905 shares of stock at an exercise price of $2.60 per share. All of the warrants issued to Quercus expire by June 29, 2013. A portion of the proceeds of the June 30, 2008 financing were used to retire the remainder of the $2,640,000 December 2007 Bridge Loan that we had previously entered into. By June 30, certain of the bridge lenders had converted $1,080,684 into 514,611 shares of common stock and warrants to purchase 580,940 shares of common stock at an exercise price of $2.60 per share. The warrant expires on June 29, 2013.  As a result of conversion and repayment, the December 2007 Bridge Loans have been completely retired, extinguishing all indebtedness under those instruments as of July 1, 2008.

Machinery and Equipment Loan Fund.  On July 22, 2009, the Pennsylvania Department of Community and Economic Development approved our application for a loan from the Machinery and Equipment Loan Fund in the maximum amount of $791,055.  The proceeds of the loan will be used to defray part of the cost of equipment purchased for use at our facility on Green Ridge Road in New Castle. The loan will bear interest at the rate of 3% interest per annum and will be payable in equal monthly installments of principal and interest over a period of seven years, maturing on October 1, 2016.  We are required to create and/or retain the number of full-time equivalent jobs specified in the loan application within three (3) years after the date of disbursement of Machinery and Equipment Loan Fund loan proceeds. The Machinery and Equipment Loan Fund loan initial proceeds in the amount of $776,244 were received by us on September 14, 2009.

2009 Secured Bridge Loan Financing.  In August of 2009 we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009.

The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014. Anti-dilution provisions apply to the warrants. On or about December 8, 2009, we borrowed an additional $541,666 from Robert Averill, one of our directors, on substantially similar terms to the bridge loans in August 2009. The new bridge loan bears no interest but has a fee of 8% of the principal amount thereof.  The holders of these notes had the right to convert the note together with interest, into any security sold by us in an institutional offering.  $371,353 of the principal amount and fee was converted into an investment in us as part of the December 22, 2009 private placement described below, and $970,313 of principal amount and accrued fees thereon was repaid in December of 2009.   Upon repayment of the note, all conversion rights terminated.

The December 2009 Private Placement.  On December 18, 2009, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue common stock at a price of $0.57 per share for total gross proceeds of $26,081,816 and net cash proceeds of $24,928,323 after “breakup” fees and cash offering costs. The transaction was consummated on December 22, 2009.

In connection with the execution of the Securities Purchase Agreement, The Quercus Trust entered into a Lock Up Agreement with regard to all of its shares of our common stock held by The Quercus Trust and any warrants to purchase shares of our common stock for a period of one year, and an Amendment No. 2 to the Securities Purchase Agreement with The Quercus Trust pursuant to which it agreed (i) to waive further registration rights on shares owned by The Quercus Trust that have not yet been registered; (ii) to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share; and (iii) to pay the Company $500,000 in lieu of acquiring an additional $2,000,000 of our common stock under the Securities Purchase Agreement with the Quercus Trust.

In the registration rights agreement entered into in conjunction with the Securities Purchase Agreement with those selling stockholders, we agreed to file one or more registration statements under the Securities Act of 1933, as amended, covering the resale by those selling stockholders of the shares of our common stock issued pursuant to the Securities Purchase Agreement. The registration rights provisions contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event the required registration statements are not filed, or are not declared effective, prior to deadlines set forth in the Securities Purchase Agreement.

Grant Activities

On October 6, 2008, we received notice that we were the recipient of a federal grant for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. The first year, of this grant, provides $1,200,000 to us for the project. In December of 2006 and January of 2007, we presented our technology to branches of the Armed Forces. In February of 2007, after receiving a letter of support from the Office of Naval Research, we submitted a proposal to the Department of Defense. The proposal to further study the applicability of our PbC technology for use in military assault vehicles was sponsored by a U.S. Congressman. The grant was not approved in the 2008 federal budget, but was resubmitted and approved in the 2009 budget.  Under the grant program, we will be working with the Navy and Marine Corps to study the feasibility of utilizing one of our PbC ® products in their assault and silent watch vehicles.  We expect to complete negotiation of our agreement for this project in 2010 and would expect to commence activities immediately thereafter.

On February 5, 2009, we received two grants from the Advanced Lead-Acid Battery Consortium (the “ALABC”), the leading industry association made up in part by the largest companies supplying the world’s battery market. The two grants total approximately $380,000 and will help support research into two key areas. The first grant seeks to identify the mechanism by which the optimum specification of carbon, when included in the negative active material of a valve-regulated lead-acid battery, provides protection against accumulation of lead sulfate during high-rate partial-state-of-charge operation. The second grant seeks simply to characterize our proprietary PbC battery in hybrid electric vehicle (HEV) type duty-cycle testing. The grants are administered through the Durham, NC-based International Lead Zinc Research Organization acting on behalf of the ALABC. The research work is already underway and will continue into the first quarter of 2010.

On February 9, 2009, we received notice that we are the recipient a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 initial grant, which was announced by Governor Edward Rendell on January 29, 2009, is part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages our proprietary PbC battery technologies provide in a variety of electric vehicle types including: HEVs, such as the popular Toyota Prius;  “plug-ins” (PHEVs)  used in commuter, delivery and other vehicles; and in electric vehicles (EVs) and converted (from combustion engine operation) EVs. The grant was initially billed against in the fourth quarter of 2009 and the project will continue into the fourth quarter of 2010.

On August 5, 2009, the United States Department of Energy announced that “Exide Technology with Axion Power International” was awarded a $34.3 million grant for the production of advanced lead-acid batteries using lead-carbon electrodes for micro and mild hybrid applications under a program to accelerate the Manufacturing and Deployment of the Next Generation of U.S. Batteries and Electric Vehicles.  As of the date of this report, it is still not determined what portion, if any, of this grant will be awarded to or indirectly made available for the benefit of the Company.

On December 22, 2009,  the Pennsylvania Energy Development Authority awarded us a $248,650 grant to assist us in the development and deployment of an Axion PowerCube™ battery energy storage system using the our PbC battery technology. The 500 kilowatt PowerCube will be built and installed at our New Castle battery manufacturing facility and will be designed to enhance a Smart Grid electrical distribution system, that will potentially include  a future solar-powered electric vehicle charging station and a potential wind-powered energy system.   We expect to begin work on this project in the first quarter of 2010.

 In a press release dated February 22, 2010, it was announced that Axion Power Battery Manufacturing, Inc. will receive a $298,605 solar energy program grant to assist with solar power energy storage research and development. This grant, along with proceeds from the December 22, 2009 Pennsylvania Energy Development Authority award will contribute funding to our development program with an estimated total project cost of $1 million.

A summary of awarded grants is listed as follows:
	Total Grant Amount	2009 Cost Reimbursement

DOD Office of Naval Research	$1,200,000	$—
ALABC	380,000	380,000
PA Alternative Fuels Incentive Grant Program	800,000	195,000
Pennsylvania Energy Development Authority	248,650	—
Pennsylvania Department of Community and Economic Development	298,605	—
	$2,927,255	$575,000

Results of Operations

The comparative data below presents our results of operations for the years ended December 31, 2009 and 2008. While certain of the data is not strictly comparable because some line items are positive and some negative, the provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

•	Our primary activity in our current development stage consists of R&D efforts for advanced battery applications and PbC carbon electrode devices.

•
Revenues are for specialty collector and racing car, AGM batteries, flooded batteries, all sold to customers, as well as PbC test batteries sold to a strategic partner. Cost of goods sold represent the raw materials, components, labor and manufacturing overhead absorbed in producing batteries sold to customers.

•
Research & development expenses are incurred to design, develop, and test advanced batteries and an energy storage product based on our patented lead carbon technology. These costs include engineering and R&D employee labor and expenses, materials and components consumed in production for pilot products, demonstration projects, testing and prototypes. These costs also include manufacturing costs incurred for R&D activities including the creation, testing and improvement of plant production processes needed for production of our proprietary technologies.

•
Selling, general and administrative expenses include employee compensation, legal, auditing and other costs associated with our Securities and Exchange Commission filings, selling and marketing costs, investor public relations, and legal costs associated with litigation.

	Years Ended
	December 31,

Statements of Operations	2009	% of net loss	2008	% of net loss

Revenues	$1,843,592		$679,559
Cost of goods sold	1,693,714		368,922
Gross profit	149,878	-0.8%	310,637	-2.9%

Expenses
Research & development	4,426,956	23.8%	3,960,909	37.3%
Selling, general & administrative	3,837,526	20.6%	4,846,189	45.7%
Interest expense - related party	186,063	1.0%	1,137,436	10.7%
Derivative revaluation	6,292,401	33.8%	(2,844)	0.0%
Interest & other income, net	(14,641)	-0.1%	(57,224)	-0.5%
Net loss before income taxes	(14,578,427)	78.3%	(9,573,829)	90.2%

Income Taxes	-	0.0%	(79,170)	-0.7%
Deficit accumulated during development stage	(14,578,427)	78.3%	(9,494,659)	89.5%

Less preferred stock dividends and beneficial conversion feature	(4,046,836)	21.7%	(1,117,699)	10.5%
Net loss applicable to common shareholders	$(18,625,263)	100.0%	$(10,612,358)	100.0%

Basic and diluted net loss per share	$(0.67)		$(0.46)

Weighted average common shares outstanding	27,619,839		22,826,187

Summary of Consolidated Results for the Year Ended December 31, 2009 compared with the Year Ended December 31, 2008

Revenue

Revenues for year ended December 31, 2009 were approximately $1.8 million compared to revenues of approximately $0.7 million for the same period in 2008. This represents an increase of 157% in revenues reported during 2009 over the same period in 2008. This increase  is primarily the result of  increased sales of flooded batteries to a large scale buyers group and  to a large North American lead-acid battery manufacturing company and also from sales of PbC test batteries to a strategic partner.  We have two customers that accounted for approximately 61% of revenue for the year ended December 31, 2009 and one customer accounted for 10% of revenue for the same period in 2008.  As a Development Stage Company, with operational focus on the development and commercialization of our PbC electrodes and batteries, revenues generated from current PbC sales remain insignificant when compared to total operations.

Cost of Goods Sold

Cost of goods sold represents costs for batteries sold to customers and includes various raw materials with lead being the most significant.  We also use components such as plastic battery cases and covers as well as separators and acid.  We also incur manufacturing labor and overhead costs as well as costs for packaging and shipping. Cost of goods sold for the year ended December 31, 2009 was approximately $1.7 million compared to cost of goods sold of approximately $0.4 million for the year ended December 31, 2008.  This represents approximately a 325% increase, and is consistent with the increase in sales volume and the increase in sales of lower margin products.  Included in cost of goods sold is a lower of cost or market adjustment for inventory for the year ended December 31, 2009 which was $0.1 million as compared to $0 at December 31, 2008. This represents a reduction of carrying costs for inventory items in which the expected net realizable value exceeds the historical carrying costs.  As of December 31, 2009, inventory costs of $1,008,092 consisted of $432,385 of finished goods, $212,844 of work-in-process and $364,557 of raw materials. As of December 31, 2008, inventory costs of $1,269,515 consisted of $353,657 of finished goods, $343,776 of work-in-process and $572,082 of raw materials.

Research & Development Expenses

Research and development expenses include compensation for employees and contractors, as well as small test equipment, supplies and overhead.  These costs also include manufacturing employee compensation, manufacturing facility and overhead costs attributed to research and development activities. Research and development also includes prototype production and testing costs. Research and development expenses for year ended December 31, 2009 were approximately $4.4 million compared to approximately $4.0 million for year ended December 31, 2008, representing a 10% increase in spending in the year ended December 31, 2009 over the year ended December 31, 2008. During 2009 research and development expenses were reduced by $0.4 for cost reimbursements arising from research grant proceeds invoiced and earned during the second half of 2009.  The increase in expense is due to additional efforts incurred to design, develop and test advanced batteries and an energy storage product based on our patented lead carbon battery (PbC) including manufacturing activities to prepare the plant for future PbC production, pilot product production and demonstration project production activities.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include compensation for employees and contractors, legal and accounting fees, and costs incurred for investor relations and activities associated with fund raising. Selling, general and administrative costs for the year ended December 31, 2009 were approximately $3.8 million compared to approximately $4.8 million for the year ended December 31, 2008. This represents a 21% decrease in spending compared with the same period during 2008. In 2008, expenses included some non recurring costs due to substantial legal, auditing and accounting expenses associated with becoming current with our public filings.

 Interest Expense - Related Party

Interest expense during the year ended December 31, 2009 was $0.2 million, as compared to approximately $1.1 million for the year ended December 31, 2008, representing an 82% decrease.  This decrease was due to the satisfaction of indebtedness in 2008, thus lowering interest accruing and payable in 2009.

Derivative Revaluation

FASB ASC 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity" became effective January 1, 2010 and required that derivative revaluations be recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Losses from derivative revaluation for the year ended December 31, 2009, were $6.2 million. $5.0 million of the loss is attributed to revaluations of the warrants issued to The Quercus Trust, comprised of a $7.2 million loss due to the reset in the exercise price of the warrants previously issued to Quercus from $2.60 to $0.75 per share, offset by $2.2 million of income from revaluations attributable to lower stock prices. As part of the most recent amendment to the Quercus Securities Purchase Agreement, The Quercus Trust waived any future “down round” protection below $0.75; therefore, the liability attributed to those warrants has been reclassified into stockholders’ equity. $1.3 million of the December 31, 2009 loss results from revaluation of warrants issued to placement agents associated with the 2008 sale of Common Stock of the Company to The Quercus Trust. Of this loss, $1.0 million arose as a result of the reduction of the warrant exercise price in accordance with the warrant agreement from $2.60 to $0.57 per share as a result of the December 2009 private placement.  There was $2,844 in derivative revaluation income during 2008 prior to the adoption of FASB ASC 815-40.

Net Loss

For the fiscal year ended December 31, 2009, our net loss before income taxes increased $5.0 million, or 52%, to $(14.6) million on revenue of $1.8 million, from an operating loss of approximately $9.6 million on revenue of $0.7 million for the fiscal year ended December 31, 2008. As discussed above, the factors primarily affecting this increase in operating loss were the non-cash derivative revaluation losses resulting from the January 1, 2009 adoption of FASB ASC 815-40 offset in part by lower selling, general, administrative and interest expenses. Excluding derivative revaluation, loss before income taxes would have been $8.3 million and $9.6 million for the years ended December 31, 2009 and 2008, respectively, a decrease of 14%.

The net loss applicable to common shareholders for the year ended December 31, 2009 of $18.6 million includes $4.0 million of non-cash charges related to the preferred stock dividend. The net loss applicable to common shareholders of $10.6 million for the year ended December 31, 2008 includes non-cash charges related to preferred stock dividends of $1.1 million.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception through fiscal year ended December 31, 2009, we generated insignificant revenue from operations. Given the recent financing proceeds from our December 2009 private placement with gross proceeds of $26 million, we expect to be able to continue operations through 2012 without additional funding from grants or financing resources.

We may also receive funds from recent grant submissions both with the federal government, through the “Stimulus Package” programs, and the Commonwealth of Pennsylvania.  While these latter two events do not currently have a direct effect on liquidity, they do provide the basis for potential liquidity sources in 2010.

Cash, Cash Equivalents, Short Term Investments and Working Capital

At December 31, 2009, we had approximately $23.3 million of cash and cash equivalents compared to approximately $3.1 million at December 31, 2008.  At December 31, 2009 working capital was $23.2 million compared to a working capital of $5.4 million at December 31, 2008. Cash equivalents consist of short-term liquid investments with original maturities of no more than three months and are readily convertible into cash.  Due to the timing of recent financing, on December 31, 2009, none of our cash had been deposited into short-term liquid investments and remained as cash on deposit fully insured by the FDIC Temporary Liquidity Guarantee Program.

Cash Flows from Operating Activities

Net cash used in operations for the year ended December 31, 2009 was $6.6 million. Cash used in operations for this same period ended December 31, 2008 was approximately $8.9 million. The use of cash in operations is reflective of the net loss before income taxes at this developmental stage of the business. The 26% reduction of cash used in operations for the year ended December 31, 2009 as compared to the prior year is primarily due to $1.0 million decrease in selling, general and administrative costs, a $0.9 million reduction of interest expense, and $0.4 million due to changes in components of operating assets and liabilities.

Cash Flows from Investing Activities

 Net cash provided by investing for year ended December 31, 2009 was approximately $0.8 million compared to net cash used by investing activities of approximately $(3.6) million for the same period ended December 31, 2008. Activities in 2009 include cash provided by the maturity of approximately $2.2 million of short term investments deposited into cash equivalents offset by approximately $1.4 million used to purchase equipment for both production and research and development and notes receivable.

Cash Flows from Financing Activities

 Financing activities for the year ended December 31, 2009 consisted of $0.8 million in Machinery and Equipment Loan Fund financing received from the Commonwealth of Pennsylvania. $24.9 million in cash received from a private placement offering, plus $0.3 million from the conversion of related party notes into common stock as part of the December 2009 private placement offering.

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

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The material terms of the Amendment are as follows:

•	The exercise for warrants previously issued to Quercus by us is reset from $2.60 per share to $0.75 per share.

•	Any previously accrued liquidated damages under the Securities Purchase Agreement to the date of the Amendment are waived.

•	Axion and Quercus have agreed to elect three new directors on behalf of Quercus, each to serve a three year term.

•	Quercus has agreed to invest an additional $2,000,000 in connection with a minimum $10 million capital raise by us upon certain terms and conditions as set forth in the Amendment.

•	Certain deadlines in the Agreement for filing of post effective amendments are extended from 7 business days and 30 calendar days are extended to 15 business days and 60 calendar days, respectively.

This Amendment provided us with a further financing commitment by Quercus as well as provision of the benefit of the experience and expertise of the three named individuals as new directors to us.  The Amendment resolved certain milestones set forth in the Agreement which were not fully met due to the non completion of the Production Contract which was entered into by us on June 27, 2008. See further discussion under the caption entitled 2009 Private Placement below.

Machinery and Equipment Loan Fund.  On July 22, 2009, the Pennsylvania Department of Community and Economic Development approved our application for a loan from the Machinery and Equipment Loan Fund in the maximum amount of $791,055.  The proceeds of the loan will be used to defray part of the cost of equipment purchased for use at our facility on Green Ridge Road in New Castle. The loan will bear interest at the rate of 3% interest per annum and will be payable in equal monthly installments of principal and interest over a period of seven years maturing on October 1, 2016.  We are required to create and/or retain the number of full-time equivalent jobs specified in the loan application within three (3) years after the date of disbursement of Machinery and Equipment Loan Fund loan proceeds. The Machinery and Equipment Loan Fund loan initial proceeds in the amount of $776,244 were received by us on September 14, 2009.

2009 Secured Bridge Loan Financing.  In August of 2009 we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009.

The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014. Anti-dilution provisions apply to the warrants. On or about December 8, 2009, we borrowed an additional $541,666 from Robert Averill, one of our directors, on substantially similar terms to the bridge loans in August 2009. The new bridge loan bears no interest but has a fee of 8% of the principal amount thereof.  The holders of these notes had the right to convert the note together with interest, into any security sold by us in an institutional offering.  $371,353 of the principal amount and fee was converted into an investment in us as part of the December 22, 2009 private placement described below, and $970,313 of principal amount and accrued fees thereon was repaid in December of 2009.   Upon repayment of the note, all conversion rights terminated.

 2009 Private Placement. On December 18, 2009, we entered into a Securities Purchase Agreement as a Private Placement, pursuant to which we agreed to issue 45,757,572 shares of our common stock at a price of $0.57 per share for total gross proceeds of $26,081,816. ($371,366 of which was a non-cash conversion of outstanding bridge loan indebtedness plus fees and interest thereon), The net cash proceeds, from this transaction of $24,928,323, include $500,000 in “breakup” fees from the Quercus Trust, cash offering costs of $1,282,127  and $50,000 in legal fees related to the transaction. We also issued 719,665 shares of our common stock for $410,209 of non cash offering costs. The transaction was consummated on December 22, 2009.

On December 15, 2009, in connection with the execution of the Securities Purchase Agreement, The Quercus Trust entered into a Lock Up Agreement with regard to all of its shares of our common stock held by The Quercus Trust and any warrants to purchase shares of our common stock for a period of one year, and an Amendment No. 2 to the Securities Purchase Agreement with The Quercus Trust pursuant to which it agreed (i) to waive further registration rights on shares owned by The Quercus Trust that have not yet been registered; (ii) to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share; and (iii) to pay the Company $500,000 in lieu of acquiring an additional $2,000,000 of our common stock under the Stock Purchase Agreement with the Quercus Trust.

Research Grant . On December 22, 2009, the Pennsylvania Energy Development Authority awarded us a $248,650 grant to assist us in the development and deployment of an Axion PowerCube battery energy storage system using our PbC batteries. The 500 kilowatt PowerCube will be built and installed at our New Castle battery manufacturing facility and will be designed to enhance a Smart Grid electrical distribution system, including a potential future solar-powered electric vehicle charging station and a potential wind-powered energy system.

The “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section of this prospectus discusses our financial statements, which have been prepared in accordance with GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Critical Accounting Policies, Judgments and Estimates

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

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of December 31, 2009, $118,257 in inventory valuation reserves was established. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities. As of December 31, 2009, inventory costs of $1,008,092 consisted of $432,385 of finished goods, $212,844 of work-in-process and $364,557 of raw materials. As of December 31, 2008, inventory costs of $1,269,515 consisted of $353,657 of finished goods, $343,776 of work-in-process and $572,082 of raw materials.

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment in full is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2009.

Proceeds from Grants: The Company records proceeds from grants over the period necessary to match them with the related costs for which such grants are to compensate. Grants for assets are recorded as deferred revenue and amortized over the expected life of such asset as a reduction of depreciation expense. As permitted by IAS 20.29, a grant relating to income may be reported separately as other income or deducted from the related expenses. The Company records grants as deduction from related expenses or as other income as follows: (i) grants not deemed significant by management are considered to be reimbursements for specific research activities and are recorded as such, and (ii) grants that are considered material are those activities performed under a contract, typically with a governmental agency, in which there is required a significant allocation of Company resources, including personnel and materials, and thus are recorded as other income.

The Company recognizes proceeds from grants only when (a) there is reasonable assurance that the Company has complied with all conditions attached to the grant, and (b) the grant proceeds are collectible. To date proceeds from grants, other than proceeds for assets, have been direct reimbursements for costs incurred for research activities on behalf of a trade group that are deemed not significant and are reported as a reduction of the direct research costs incurred. To date, other than proceeds for assets and the two grants totaling $380,000 from the ALABC, there have not been any proceeds recognized from grants that are considered significant.

Stock-Based Compensation: Prior to January 1, 2006, we accounted for stock option awards in accordance with the recognition and measurement provisions of former authoritative literature APB 25 and related interpretations, as permitted by former authoritative literature Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings as if we had used the fair value recognition provisions of SFAS 123 in the Notes to the Condensed Consolidated Financial Statements.

Effective January 1, 2006, we adopted the provisions of FASB ASC topic 718 using the modified prospective transition method. Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying condensed consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.”) The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Research and Development: R&D costs are recorded in accordance with FASB ASC topic 730, “Accounting for Research and Development Costs,” which requires that costs incurred in R&D activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of R&D activities relate to (1) in-house work conducted by us, (2) costs incurred in connection with contracts that outsource R&D to third party developers and (3) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process R&D. R&D includes the conceptual formulation, design and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other ongoing operations, even though those alterations may represent improvements, and it also does not include market research or market-testing activities. All R&D costs have been expensed

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Item 8   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Axion Power International, Inc.

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity and comprehensive income for the years then ended and for the period since inception (September 18, 2003) through December 31, 2009. Axion Power International Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period since inception (September 18, 2003) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for certain warrants pursuant to new authoritative guidance in FASB ASC topic 815-40, “Contract in Entity’s Own Equity.”

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 30, 2010

AXION POWER INTERNATIONAL, INC
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$23,279,466	$3,124,168
Short-term investments	-	2,193,920
Accounts receivable	194,315	128,035
Other receivables	208,179	64,456
Prepaid expenses	79,987	78,989
Inventory	1,008,092	1,269,515
Total current assets	24,770,039	6,859,083

Property & equipment, net	4,216,080	3,274,183
Other receivables, non-current	34,601	28,388
TOTAL ASSETS	$29,020,720	$10,161,654

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,375,292	$1,324,287
Other current liabilities	82,326	162,580
Notes payable, current	101,684	-
Total current liabilities	1,559,302	1,486,867

Deferred revenue	856,237	751,096
Derivative liabilities	1,616,788	-
Notes payable, long term	649,549	-
Total liabilities	4,681,876	2,237,963

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
. Senior preferred – 1,000,000 shares designated . 0 issued and outstanding (137,500 in 2008)	-	1,656,735
. Series A preferred – 2,000,000 shares designated . 630,897 shares issued and outstanding (718,997 in 2008)	9,069,871	9,440,359

Common stock-100,000,000 shares authorized $0.0001 par value 75,767,818 issued & outstanding (26,417,437 in 2008)	7,576	2,641
Additional paid in capital	76,372,520	46,184,287
Deficit accumulated during development stage	(60,859,150)	(49,111,062)
Cumulative foreign currency translation adjustment	(251,973)	(249,269)
Total Stockholders' Equity	24,338,844	7,923,691
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$29,020,720	$10,161,654

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Years Ended		Inception
	12/31/2009		(9/18/2003) to
	2009	2008	12/31/2009

Revenues	$1,843,592	$679,559	$3,332,439
Cost of goods sold	1,693,714	368,922	2,903,976
Gross profit (loss)	149,878	310,637	428,463

Expenses
Research & development	4,426,956	3,960,909	18,378,626
Selling, general & administrative	3,837,526	4,846,189	21,852,907
Interest expense - related party	186,063	1,137,436	2,337,986
Impairment of assets	-	-	1,391,485
Derivative revaluation	6,292,401	(2,844)	(222,267)
Mega C Trust Share Augmentation (Return)	-	-	400,000
Interest & other income, net	(14,641)	(57,224)	(548,793)
Net loss before income taxes	(14,578,427)	(9,573,829)	(43,161,481)

Income Taxes	-	(79,170)	4,300
Deficit accumulated during development stage	(14,578,427)	(9,494,659)	(43,165,781)

Less preferred stock dividends and beneficial conversion feature	(4,046,836)	(1,117,699)	(17,693,369)
Net loss applicable to common shareholders	$(18,625,263)	$(10,612,358)	$(60,859,150)

Basic and diluted net loss per share	$(0.67)	$(0.46)	$(3.45)

Weighted average common shares outstanding	27,619,839	22,826,187	17,650,362

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Years Ended		Inception
	December 31,		(9/18/2003) to
	2009	2008	12/31/2009

Cash Flows from Operating Activities:
Deficit accumulated during development stage	$(14,578,427)	$(9,494,659)	$(43,165,781)
Adjustments required to reconcile deficit accumulated during development stage to cash flows used by operating activities
Depreciation	441,005	189,804	984,291
Non-cash interest expense	139,668	868,211	1,970,251
Impairment of assets	-	-	1,391,486
Derivative revaluations	6,292,401	(2,844)	(222,267)
Mega C Trust Share Augmentation (Return)	-	-	400,000
Share based compensation expense	986,982	861,705	5,337,481
Changes in Operating Assets & Liabilities
Accounts receivable	(66,280)	5,612	(201,184)
Other receivables	(143,723)	277,345	(186,219)
Prepaid expenses	(998)	3,113	(77,399)
Inventory	261,423	(893,879)	(1,008,091)
Accounts payable	51,005	(249,149)	3,029,936
Other current liabilities	(80,254)	(421,009)	103,458
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	105,151	(2,370)	943,726

Net cash used by operating activities	(6,592,047)	(8,858,120)	(30,521,893)

Cash Flows from Investing Activities
Short term investments	2,193,920	(2,193,920)	-
Other receivables, non-current	(6,213)	(28,388)	(1,251,617)
Purchase of property & equipment	(1,382,902)	(1,432,213)	(5,197,082)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	804,805	(3,654,521)	(6,616,587)

Cash Flow from Financing Activities
Proceeds from related party debt, net	265,687	(1,483,485)	5,445,458
Proceeds from notes payable, net	751,234	-	751,234
Proceeds from sale of common stock; net of costs	24,928,323	16,468,500	45,114,228
Proceeds from exercise of warrants	-	-	1,655,500
Proceeds from sale of preferred stock, net of costs	-	-	7,472,181
Net cash provided by financing activities	25,945,244	14,985,015	60,438,601

Net Change in Cash and Cash Equivalents	20,158,002	2,472,374	23,300,121
Effect of Exchange Rate on Cash	(2,704)	(19,450)	(20,655)
Cash and Cash Equivalents - Beginning	3,124,168	671,244	-
Cash and Cash Equivalents - Ending	$23,279,466	$3,124,168	$23,279,466

The accompanying notes are an integral part of these condensed consolidated financial statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For Periods Ended December 31, 2003 through 2009
(A Development Stage Company)

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Inception September 18, 2003	0	$0	$0	0	$0	$0	$0	$0	$0	$0
Shares to founders upon formulation of APC				1,360,000	137	(137)	0			0
Stock based compensation				170,000	17	48,936				48,953
Conversion of debt to equity				1,108,335	111	1,449,889	(350,000)			1,100,001
Debt Discount from convertible debt						86,402				86,402
Unamortized discount on convertible debt						(77,188)				(77,188)
Fair value of options issued as loan inducements						15,574				15,574
Recapitalization:
- Shares issued to Mega-C trust				6,147,483	615	(615)				0
- Equity acquired in recapitalization				1,875,000	188	(188)				0
Net Loss December 31, 2003								(3,097,030)		(3,097,030)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(56,547)	(56,547)
Comprehensive loss										(3,153,577)
Balance at December 31, 2003	0	$0		10,660,818	$1,067	$1,522,674	$(350,000)	$(3,097,030)	$(56,547)	$(1,979,836)
Shares issued to founders				445,000	45	(45)				0
Augmentation shares issued to Mega-C trust				180,000	18	(18)				0
Conversion of debt				283,333	28	451,813	350,000			801,841
Warrants in consideration for technology purchased						563,872				563,872
Common stock offering - net of cost				823,800	81	1,607,053				1,607,134
Proceeds from exercise of warrants				475,200	48	867,972				868,020
Liability converted as partial prepayment on options						306,000				306,000
Stock based compensation				45,000	5	191,738				191,742
Fraction Shares Issued Upon Reverse Spilt				48,782	5	(5)				0
Net Loss December 31, 2004								(3,653,637)		(3,653,637)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(74,245)	(74,245)
Comprehensive loss										(3,727,882)
Balance at December 31, 2004	0	$0		12,961,933	$1,296	$5,511,054	$0	$(6,750,667)	$(130,792)	$(1,369,109)
Proceeds From Exercise of Warrants & Options				853,665	85	1,283,395	(496,000)			787,480
Common Stock Offering Proceeds				600,000	60	1,171,310	(200,000)			971,370
Preferred Stock Offering proceeds	385,000	3,754,110					(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)		1,470,000	147	2,475,260				0
Stock issued for services				500,000	50	1,524,950				1,525,000
Fair Value of Options for Non-Employee Services						237,568				237,568
Employee incentive share grants				219,000	22	647,480				647,502
Impact of beneficial conversion feature						3,099,156		(3,099,156)		0
Preferred Stock Dividends		176,194						(176,194)		0
Net Loss December 31, 2005								(6,325,113)		(6,325,113)

Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(24,780)	(24,780)
Comprehensive loss										(6,349,893)
Balance at December 31, 2005	140,000	$1,454,897		16,604,598	$1,661	$15,950,173	$(721,000)	$(16,351,130)	$(155,572)	$179,028

Preferred Series A Proceeds	782,997		7,571,768							7,571,768
Preferred - Dividends		119,092	103,101					(222,193)		0
Senior Preferred Cancellation	(2,500)	(25,000)					25,000			0
Common Stock Offering Proceeds				80,000	8	199,992	696,000			896,000
Proceeds from exercise of warrants				56,700	6	113,394				113,400
Employee incentive share grants				6,000	1	23,999				24,000
Augmentation shares issued to Mega-C trust				(500,000)	(50)	(1,124,950)				(1,125,000)
Stock based compensation						1,241,231				1,241,231
Fair value of warrants with related party debt						885,126				885,126
Modification of preexisting warrants						392,811				392,811
Fair value warrants issued for services						86,848				86,848
Beneficial conversion feature on related party debt						95,752				95,752
Beneficial conversion feature on Preferred Stock			(6,096,634)			6,709,970		(613,336)		0
Net Loss December 31, 2006								(7,027,963)		(7,027,963)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(95,387)	(95,387)
Comprehensive loss										(7,123,350)

Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	1,625	24,574,346	-	(24,214,622)	(250,959)	$3,237,614

Preferred Series A Proceeds	40,000		337,270							337,270
Preferred - Dividends		130,566	1,790,755					(1,921,321)		0
Employee incentive share grants				1,000	0	315,950				315,950
Stock based compensation						215,393				215,393
Fair value of warrants with related party debt						98,463				98,463
Modification of preexisting warrants		(164,179)				164,179				0
Beneficial conversion feature on Preferred Stock			6,096,634			400,000		(6,496,634)		0
Net Loss December 31, 2007								(5,866,127)		(5,866,127)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									21,136	21,136
Comprehensive loss										(5,844,991)

Balance at December 31, 2007	960,497	$1,515,376	$9,802,894	16,248,298	$1,625	$25,768,331	$0	$(38,498,704)	$(229,823)	$(1,640,301)

Preferred - Dividends		141,359	976,340					(1,117,699)		0
Preferred Converted into Common Stock	(104,000)		(1,338,875)	1,071,099	107	1,338,768				0
Bridge Loans Converted into Common Stock				514,611	51	1,080,633				1,080,684
Proceeds from Quercus Trust-net of costs				8,571,429	857	15,273,908				15,274,765
Employee incentive share grants				12,000	1	435,725				435,726
Stock based compensation						425,979				425,979
Fair value of warrants with related party debt						667,208				667,208
Fair value warrants issued for services						1,193,735				1,193,735
Net Loss December 31, 2008								(9,494,659)		(9,494,659)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(19,446)	(19,446)
Comprehensive loss										(9,514,105)

Balance at December 31, 2008	856,497	$1,656,735	$9,440,359	26,417,437	$2,641	$46,184,287	$0	$(49,111,062)	$(249,269)	$7,923,691

Preferred - Dividends		126,497	909,819					(1,036,316)		0
Preferred Converted into Common Stock	(88,100)		(1,280,308)	1,149,201	114	1,280,194				0
Senior Preferred Converted into Common Stock	(137,500)	(1,982,315)	-	1,390,944	139	1,982,176				0
Reclassification of warrants to APIC upon conversion of Senior Preferred		164,179				(164,179)				0
Reclassification of Preferred Stock offering costs to APIC upon conversion into Common		34,904				(34,904)				0
Bridge Loans Converted into Common Stock				651,520	65	371,301				371,366
Proceeds from common stock offering-net of costs				45,825,716	4,583	24,923,740				24,928,323
Employee incentive share grants				333,000	33	500,451				500,484
Stock based compensation						441,120				441,120
Fair value of warrants with related party debt						34,002				34,002
Fair value warrants issued in lieu of liquidated damages						45,380				45,380
Cumulative adjustments from adoption of ASC 815 as of January 1, 2009						(6,877,176)		6,877,176		0
Reclassification of warrants to derivative liabilities						(2,450,542)				(2,450,542)
Extinguishment of derivative liabilities						7,126,155				7,126,155
Beneficial conversion feature on Preferred Stock						3,010,517		(3,010,517)		0
Net Loss December 31, 2009								(14,578,427)		(14,578,427)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(2,704)	(2,704)
Comprehensive loss										(14,581,131)
Balance at December 31, 2009	630,897	$(0)	$9,069,871	75,767,818	$7,576	$76,372,520	$0	$(60,859,150)	$(251,973)	$24,338,844

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

Note 1 — Organization and Operations

These consolidated financial statements of Axion Power International, Inc., a Delaware corporation (API), include the operations of its wholly owned subsidiaries; Axion Power Battery Manufacturing, Inc (APB), Axion Power Corporation, a Canadian Federal corporation (“APC”), and C & T Co. Inc., an Ontario corporation (“C&T”) (collectively, the “Company”).

Axion is developing innovative battery/energy storage device technology. The Company continues its research and development and has entered the testing phase of its unique battery designs. Development activities, testing and prototype manufacturing is performed at the Company’s manufacturing facilities. The Company also manufactures on a limited basis specialty and traditional flooded batteries for resale.

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

Principles of Consolidation: The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Axion Power Battery Manufacturing, Inc., APC and C&T. All significant inter-company balances and transactions have been eliminated in consolidation

Basis of Presentation: The financial statements have been presented in a “development stage” format in accordance with the provisions of Statement of Financial Accounting Standards (FASB) ASC 915, “Development Stage Entities”. Since inception, the Company’s primary activities have been raising capital, obtaining financing, developing Axion’s energy storage technology and testing its proposed products.

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

Comprehensive Income: The Company follows FASB ASC 220, “Comprehensive Income.” Comprehensive income is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company’s net loss, the change in equity components under comprehensive income include the foreign currency translation adjustment.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

On January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures ” (ASC 820) which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. The criterion that is set forth in ASC 820 is applicable to fair value measurement where it is permitted or required under other accounting pronouncements.

ASC 820 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement is based on inputs of observable and unobservable market data that a market participant would use in pricing the asset or liability. The use of observable inputs is maximized where available and the use of unobservable inputs is minimized for fair value measurement. As a means to illustrate the inputs used, ASC 820 establishes a three-tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

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

Accounts Receivable: The Company records its accounts receivable at the original invoice amount less an allowance for doubtful accounts. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond its scheduled due date. On a quarterly basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts for specific accounts that are considered at risk as to collection. When a customer account is considered to be uncollectible it is written off against the related allowance. No interest is accrued on past due accounts receivable.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. As of December 31, 2009, $118,257 in inventory valuation reserves was established. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities. As of December 31, 2009, inventory costs of $1,008,092 consisted of $432,385 of finished goods, $212,844 of work-in-process and $364,557 of raw materials. As of December 31, 2008, inventory costs of $1,269,515 consisted of $353,657 of finished goods, $343,776 of work-in-process and $572,082 of raw materials.

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

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. There were no impairments recognized for years ended December 31, 2009 and 2008.

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives.

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

On September 22, 2009, the exercise price for 10,000,000 warrants issued to The Quercus Trust was reset from $2.60 to $0.75.  On December 15, 2009 the 1,485,714 warrants issued in payment of services related to Quercus offering, were reset from $2.60 to $0.57.

On December 22, 2009 the derivative liability relating to the 10,000,000 Quercus Trust warrants was extinguished, and the liability valued on that date of $7,126,155 was reclassified back into Equity.  The significant assumptions used in the December 22, 2009 valuation were: the exercise price of $0.75; the market value of the Company’s common stock on December 22, 2009, $1.30; expected volatility of 61.5%; risk free interest rate of 1.22%; and a remaining contract term of 2.5 years.

The fair value of these derivative liabilities as of December 31, 2009 was $1,616,788. The Black-Scholes-Merton stock option valuation model was used to determine the fair values. The significant assumptions used in the December 31, 2009 valuation were: the exercise price of $0.57; the market value of the Company’s common stock on December 31, 2009, $1.56; expected volatility of 56.2%; risk free interest rate of 1.70%; and a remaining contract term of 3.27 years.  There was no corresponding derivative liability for the year ended December 31, 2008 as it preceded the date of adoption of ASC 815-40.

The increase in fair value of the Company’s derivative liabilities resulted in a loss of $6,292,401 for year ended December 31, 2009 and $(222,267) since inception. The loss for 2009 includes an increase in the derivative liability in the amount of $8,257,840 resulting from the reset in the exercise price of the 11,485,714 warrants previously issued.

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment in full is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2009.

Shipping and Handling Costs: All shipping and handling costs charged to customers are recorded as Net Sales and all related expenses are included in Cost of Sales. Shipping and handling costs not billed to customers are included in selling, general and administrative expense.

Proceeds from Grants: The Company records proceeds from grants over the period necessary to match them with the related costs for which such grants are to compensate. Grants for assets are recorded as deferred revenue and amortized over the expected life of such asset as a reduction of depreciation expense. As permitted by IAS 20.29 grants to reimburse current expenditures are deducted from the related expenses. As permitted by IAS 20.29 “Accounting for Government Grants”, a grant relating to income may be reported separately as other income or deducted from the related expenses. The Company records grants as deduction from related expenses or as other income as follows: (i) grants not deemed significant by management are considered to be reimbursements for specific research activities and are recorded as such, and (ii) grants that are considered material are those activities performed under a contract, typically with a governmental agency, in which there is required a significant allocation of Company resources, including personnel and materials, and thus are recorded as other income.

The Company recognizes proceeds from grants only when (a) there is reasonable assurance that the Company has complied with all conditions attached to the grant, and (b) the grant proceeds will be received. To date proceeds from grants, other than proceeds for assets, have been direct reimbursements for costs incurred for research activities on behalf of a trade group that are deemed not significant and are reported as a reduction of the direct research costs incurred. To date, other than proceeds for assets, there have not been any proceeds recognized from grants that are considered significant.

Stock-Based Compensation: Prior to January 1, 2006, we accounted for stock option awards in accordance with the recognition and measurement provisions of former authoritative literature APB 25 and related interpretations, as permitted by former authoritative literature Statement of Financial Accounting Standard No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation,”. Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings as if we had used the fair value recognition provisions of SFAS 123 in the Notes to the Condensed Consolidated Financial Statements.

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

Research and Development: R&D costs are recorded in accordance with FASB ASC topic 730, “Accounting for Research and Development Costs,” which requires that costs incurred in R&D activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of R&D activities relate to (1) in-house work conducted by us, (2) costs incurred in connection with contracts that outsource R&D to third party developers and (3) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process R&D. R&D includes the conceptual formulation, design and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other ongoing operations, even though those alterations may represent improvements, and it also does not include market research or market-testing activities. All R&D costs have been expensed.

Income Taxes: Deferred income taxes are recorded in accordance with FASB ASC 740, “Income Taxes,”, and deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. FASB ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. The Company has determined it is more likely than not that the deferred tax asset resulting from these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on actual results and the mix of income or loss in domestic and foreign tax jurisdictions in which operations take place.

Refundable tax credits are recorded, to the extent receipt is assured, in the year that they are earned and included in other income.

The provision for taxes represents corporate-level franchise taxes which may be based on assets, equity, capital stock or a variation thereof.

Recently Issued Accounting Pronouncements:

The Company adopted, as of July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change authoritative guidance. Accordingly, implementing the ASC did not change any of the Company’s accounting, and therefore, did not have an impact on the consolidated results of the Company. References to authoritative GAAP literature have been updated accordingly.

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

On January 1, 2009, the Company adopted FASB ASC topic 815-40 "Derivatives and Hedging – Contracts in Entity’s own Equity"  (formerly EITF 07-5). ASC topic 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The Company adopted ASC topic 815-40 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain down round provisions and were no longer deemed to be indexed to the Company’s own stock. See Note 2 for further discussion.

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

In May 2009, the Company adopted FASB ASC topic 855, “Subsequent Events” (formerly SFAS No. 165). This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC topic 855 did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated the period through the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

 In Release No. 33-9089, starting in 2010, the SEC ordered public companies to increase the amount of information they provide on executive compensation policies and explain how they affect risk management. The new rules will require a discussion of the company's compensation policies and practices to employees, including non-executive officers, to the extent that risks arising from such policies and practices are reasonably likely to have a material adverse effect on the entity. There are also requirements to disclose equity awards that are subject to performance conditions, as well as changes to the summary compensation table and director compensation tables. We believe adoption of this new guidance did not have a material impact on the consolidated financial statements.

In January 2010, (ASU) No. 2010-06 , Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements) requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 ( FASB ASC 820), Fair Value Measurements. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3method, which is used to price the hardest to value instruments. The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings. We believe adoption of this new guidance will not have a material impact on the consolidated financial statements.

Note 3 -            Grant Income Pertaining to Equipment

Grants from Commonwealth of Pennsylvania:  The Company records state grants received for equipment as deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2009, the liability for deferred revenue was $856,237 and other receivables included $195,142 for equipment grants invoiced in 2009. During the year 2009, $90,002 of income was recorded for the amortization of deferred revenue. As of December 31, 2008, the liability for deferred revenue from state equipment grants was $751,096, and there were no other receivables relating to equipment grants.

Note 4 -            Fair Value Measures

The Company has determined the fair value of certain assets through application of ASC 820, Fair Value Measurements.

The Company did not hold any investment securities for the year ended December 31, 2009.

Fair value of assets and liabilities measured at December 31, 2008 are as follows:

		Quoted Prices In Active Markets for
Fair Value Measurements at Reporting Date Using:	Fair Value	Identical Assets/Liabilities (Level 1)
December 31, 2008:

Available-for-sale securities	-	-

Certificates of Deposit	$194,000	$194,000

United States Treasury Bills	$1,999,920	$1,999,920

There were no investment gains or losses (realized and unrealized) included in earnings for the periods reported.

Financial assets and liabilities valued using Level 1 inputs are based on unadjusted quoted market prices within active market.

Note 5 — Property and Equipment

A summary of property and equipment at December 31, 2009 and 2008 is as follows:

	Estimated useful
	life	2009	2008
Construction in progress		$1,000,692	$543,894
Leasehold improvements	Lesser of Lease term or 10 years	144,335	105,918
Machinery & equipment	3-22 years	4,145,364	3,257,676
Less accumulated depreciation		1,074,311	633,305
Net		$4,216,080	$3,274,183

Depreciation expense was $351,004 and $97,719 for the years ended December 31, 2009 and December 31, 2008 respectively.

Certain of our property and equipment amounting to $1,582,111 are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing. The initial loan proceeds in the amount of $776,244 were received by us on September 14, 2009. The proceeds of the loan will be used to defray part of the cost of equipment purchased for use at our facility on Green Ridge Road in New Castle. The loan will bear interest at the rate of 3% interest per annum and will be payable in equal monthly installments of principal and interest over a period of seven years, maturing on October 1, 2016.

Note 6 - Related Party Debt Financing

2008 Activity:

Secured Bridge Loan Financing: Certain Bridge Loans entered into in 2007 had an original maturity date of March 31, 2008, with three extensions of the maturity date at the option of the Company and higher interest rates applicable to each such extension.

•
On May 29, 2008, Glenn Patterson (HAP) converted $4,200 of his Bridge Loan into equity under the same terms offered to Quercus discussed in Item 7 “Recent Financing Activities”, with the $95,800 in principal repaid under the terms of the note for the Bridge Loan. Mr. Patterson received 4,627 warrants valued at $3,990 utilizing the Black-Scholes-Merton option pricing model.

•
On June 30, 2008, Igor Filipenko was repaid $225,000 in principal under the terms of the note for the Bridge Loan.  Mr. Filipenko received 9,148 warrants valued at $9,768 utilizing the Black-Scholes-Merton option pricing model.

•
On June 30, 2008, Robert Averill, converted $800,000 under the same terms offered to Quercus discussed in Item 7 “Recent Financing Activities”, with the $1,000,000 in principal repaid  on July 1, 2008 under the terms of the note for the Bridge Loan.  Mr. Averill received 457,542 warrants valued at $342,748 utilizing the Black-Scholes-Merton option pricing model.

Options and Warrants: The Secured Bridge Loan Financing disclosed above provided for the aggregate issuance of 484,278 common stock purchase warrants. We satisfied our obligation to issue 397,750 warrants remaining under this obligation in March 2008 by issue to two of our directors.   $289,075 of unamortized debt discount relating to the 2007 obligations was amortized during the 1st quarter of 2008.  Because of the delay in processing these 3 year warrants, exercisable at a price of $6.00, were issued with an expiration date of March 31, 2011. Due to lower stock prices at the time of modification, the modification of these instruments resulted in a net decrease in fair value of these instruments. Decreases in fair value of embedded options resulting from a modification should not be recognized and accordingly are not reflected on the Company’s financial statements.

2009 Activity:

2009 Secured Bridge Loan Financing.  In August of 2009 we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009.The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014. Anti-dilution provisions apply to the warrants. On or about December 8, 2009, we borrowed an additional $541,666 from Robert Averill, one of our directors, on substantially similar terms to the bridge loans in August 2009. The new bridge loan bears no interest but has a fee of 8% of the principal amount thereof.  The holders of these notes had the right to convert the note together with interest, into any security sold by us in an institutional offering.  $371,353 of the principal amount and fee was converted into an investment in us as part of the December 22, 2009 private placement, and $970,313 of principal amount and accrued fees thereon was repaid in December of 2009. The amounts reported as related party in this disclosure include payment to one accredited investor with certain associations to related parties. Upon repayment of the note, all conversion rights terminated.

Options and Warrants: The Secured Bridge Loan Financing disclosed above provided for the aggregate issuance of 45,661 common stock purchase warrants with 38,851 issued to one director.   $34,002 in debt discount was recognized during 2009 relating to these warrants.

Interest Expense:  Interest expense recognized for the year ended December 31, 2009 in connection with certain notes payable to related parties amounted to $186,063.  Of this total $46,395 relates to the interest coupon and $139,668 to the amortization of note discount associated with loan origination fees and detachable warrants.   The amounts reported as interest expense-related party on the income statement include payment to one accredited investor with certain associations to related parties.  Interest expense recognized for the year ended December 31, 2008 in connection with certain notes payable to related parties amounted to $1,137,485.  Of this total $277,045 relates to the interest coupon and $860,443 to the amortization of note discount associated with loan origination fees and detachable warrants.   The amounts reported as interest expense-related party on the income statement include payments to four accredited investors with certain associations to related parties. The note discounts are being amortized as interest expense over the life of the respective notes.

Note 7— Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 100,000,000 shares of common stock and 12,500,000 shares of preferred stock. This represents an increase in the number of authorized common shares from 50,000,000 pursuant to the Shareholder meeting vote on November 12, 2008.

Common Stock:  At December 31, 2009, 75,767,818 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

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

At December 31, 2009, 630,897 shares of Series A Convertible Preferred Stock were issued and outstanding.  Our Series A Convertible Preferred Stock has been converted into 8,785,483 shares of common stock pursuant to an amendment to the Series A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.

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

Senior Preferred: During 2006, a subscription for senior preferred shares was cancelled, reducing the balance by 2,500 shares or $25,000. The senior preferred had an initial stated value of $10.00 per share. Accrued dividends that are not paid in cash within 10 days of a payment date will automatically be added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations. As of December 31, 2006 $295,286 in dividends has been accrued to cover the Company’s obligations with regard to the 8% Cumulative Convertible Senior Preferred stock. No cash dividends have been paid with respect to these shares. Non-cash dividends have increased the value of the Senior Preferred shares by $1.52 to a stated value of $11.52 per share

2006 Private Placement of Series A Preferred Stock: On October 18, 2006, the Company’s board of directors designated, from the Company’s total authorized 12,500,000 shares, a new series of preferred stock consisting of up to 2,000,000 shares designated Series A Convertible Preferred Stock (the “series A preferred”). During the fourth quarter of 2006, the Company sold an aggregate of 782,997 shares of series A preferred at a price of $10 per share for net proceeds of $7,722,470 including $4,352,500 in cash and $3,369,970 in liability conversion. In connection with the private placement, the Company incurred total offering expenses of $258,202, of which $107,500 was paid in cash, while the remainder was paid through the issuance of options to acquire shares of the Company’s common stock.

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

Beginning on April 23, 2007, the shares of series A preferred were convertible at the option of the holders of record at an initial conversion price of $1.25 per share. Holders of series A preferred are entitled to anti-dilution protection for certain subsequent events, including the issuance of equity or debt securities that may be converted into common stock at a conversion price that is less than the conversion price of the series A preferred resulting in a reduction in the conversion price of the series A preferred. No such other securities have been issued through the date of this report which would require the reduction of the conversion price of the series A preferred. In addition, the effective conversion price of the series A preferred was at a price lower than the market price of the common stock at the respective dates of issuance in the fourth quarter of 2006, resulting in an aggregate non-cash beneficial conversion feature of $6,709,970 recognized as additional non-cash dividends on a straight line basis, which did not differ materially from the effective interest method, from the respective dates of issuance of the series A preferred in the fourth quarter of 2006 through the first date these shares are convertible on April 23, 2007. As a result, $613,336 was recognized as additional non-cash dividends in the fourth quarter of 2006 with the remaining amount recognized in 2007. In addition, if all holders of the series A preferred were to have exercised their conversion rights at their respective dates of subscription, these holders would have received an additional $5,597,970 in fair value in excess of the proceeds paid for their subscriptions to the series A preferred. The Company further analyzed the embedded conversion feature and determined that it is properly classified as an equity instrument and accordingly, is not accounted for as a derivative, requiring fair value accounting at each reporting period.

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

The series A preferred had an initial stated value of $10.00 per share. Non-cash dividends are automatically added to the stated value and the stated value, as adjusted, will be used for all future dividend and conversion calculations.  As of December 31, 2006 $103,101 in dividends has been accrued to cover the Company’s obligations with regard to the Series A Preferred stock. No cash dividends have been paid with respect to these shares. Non-cash dividends have increased the value of the Series A Preferred shares by $0.13 to a stated value of $10.13 per share

The series A preferred is redeemable by the Company under certain conditions unless the holders elect to exercise their conversion rights prior to the redemption date. Twenty percent of the series A preferred will become redeemable when the market price of the Company’s common stock exceeds $5.00 per share for at least 30 trading days within any period of 45 consecutive trading days. Thereafter, an additional twenty percent of the series A preferred will become redeemable for each $2.50 increase in the stabilized market price of the Company’s common stock. In connection with any proposed redemption of series A preferred, the Company will give each holder not less than 30 days notice of its intention to redeem a portion of the shares.

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

Subscriptions Receivable: The balance sheet as of December 31, 2005 reflected $721,000 in subscriptions receivable. During the year ended December 31, 2006, the Company received subscription payments of $588,900, settled $107,100 against open invoices for legal services, and cancelled the unsettled balance of the subscription receivable for preferred stock amounting to $25,000.

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

Equity Transactions –Year ended December 31, 2009

Senior Preferred: On September 22, 2009, the agreement to reset the Quercus warrants triggered the anti-dilutive protection of this instrument and the conversion price was reduced from $1.86 to approximately $1.43 per share. Effective October 30, 2009, all of the outstanding 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were converted into 1,390,944 common shares, with certificates physically issued on December 23, 2009.  During 2009, $126,497 in dividends has been accrued to cover the Company’s obligations through October 30, 2009. No cash dividends have been paid with respect to these shares. Non-cash dividends have increased the value of the Senior Preferred shares by $4.42 to a stated value of $14.42 per share through the conversion date.

The following table summarizes the stated value through 2009, and there are no senior preferred outstanding as of December 31, 2009.

Quarter Ended	Adjusted Stated Value

31-Mar-09	$13.77

30-Jun-09	$14.04

30-Sep-09	$14.32

30-Oct-09	$14.42

Series A Preferred: With the Company becoming current with respect to its reporting obligations under the Securities Exchange Act of 1934, the dividend rate on its Series A Preferred was reduced to an annual rate of 10% of the Stated Value. During the year ended December 31, 2009, 88,100 Series A Preferred shares along with accrued dividends of $399,308 were converted into 1,149,201 common shares.

On September 22, 2009, the agreement to reset the Quercus warrants triggered the anti-dilutive protection of this instrument and the conversion price was reduced from $1.25 to approximately $1.07 per share. On November 30, 2009 the Corporation’s board of directors passed resolutions approving Amendments to the Certificate to provide that the remaining 630,897 issued and outstanding shares of Series A Preferred, including any dividends otherwise owing with respect thereto, shall be automatically converted into 8,785,483  shares of Common Stock without any further action required on the part of the holders of its Series A  Preferred, and the powers, designations, preferences and rights of holders of Series A Preferred shall automatically become null and void.  The Amendments were approved by the requisite number of shareholders of Series A Preferred and Common Stock on December 10, 2009, and the Definitive Information Statement has been filed on Schedule 14C with the Securities and Exchange Commission on January 11, 2010. Our Series A Convertible Preferred Stock has been converted into 8,785,483 shares of common stock pursuant to an amendment to the Series A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.  $909,819 in dividends have been accrued through the date of the November 30, 2009 resolution. No cash dividends have been paid with respect to the Series A Preferred shares. Non-cash dividends have increased the value of Series A Preferred shares by $4.88 to a stated value of $14.88 per share. As of December 31, 2009, 630,897 shares of Series A Convertible Preferred stock were issued and outstanding.

The following table summarizes the stated value through December 31, 2009.

Quarter Ended	Adjusted Stated Value

31-Mar-09	$13.92

30-Jun-09	$14.26

30-Sep-09	$14.63

31-Dec-09	$14.88

Common Stock Issuances: The following table represents per share issuances of common stock from inception through December 31, 2009, pursuant to FASB ASC 915, “Development Stage Enterprises”:

2003

Description:	Date	Shares	Per share valuation	Business reason:

Shares issued to founders	9/18/2003	1,360,000	$0.00	original capitalization-no contributed capital

APC Founder	9/18/2003	170,000	$0.29	services rendered with respect to formation

Seed debt financing	12/31/2003	500,000	$1.00	conversion of debt and accrued interest to common stock

Series I convertible debt	12/31/2003	533,334	$1.50	conversion of debt and accrued interest to common stock

Series II convertible debt	12/31/2003	75,000	$2.00	conversion of debt and accrued interest to common stock

Mega-C Trust	12/31/2003	6,147,484	$0.00	In lieu of shares issuable to founders

Tamboril shareholders	12/31/2003	1,875,000	$0.00	recapitalization measured at fair market value of Tamboril assets

2003 Totals		10,660,818	$0.14

2004

Description:	Date	Shares	Per share valuation	Business reason:

Shares issued to founders	1/9/2004	445,000	$0.00	In lieu of shares issuable to founders

Mega-C Trust	1/9/2004	180,000	$0.00	adjustment is shares issuable to founders

Officer	1/9/2004	45,000	$1.60	services rendered by former officer

Series I convertible debt-Igor Filipenko	1/9/2004	50,000	$1.00	conversion of debt and accrued interest to common stock

Series II convertible debt-Turitella	1/9/2004	133,333	$1.50	conversion of debt and accrued interest to common stock

Series III convertible debt-Turitella	1/9/2004	100,000	$2.00	conversion of debt and accrued interest to common stock

Series II common stock offering	2/1/2004	175,000	$2.00	common stock & warrants issued for cash

Series III common stock offering	3/31/2004	288,100	$3.00	common stock & warrants issued for cash

Exercise of Series I warrants	various	316,700	$1.50	warrants exercised pursuant to original terms

Exercise of Series II warrants	various	125,000	$2.28	warrants exercised pursuant to original terms

Exercise of Series II warrants	various	33,500	$3.23	warrants exercised pursuant to original terms

November emergency funding	11/1/2004	314,000	$1.50	common stock & warrants issued for cash

December emergency funding	12/1/2004	46,700	$1.50	common stock & warrants issued for cash

Fractional shareholders	12/31/2004	48,782	$0.00	shares issued due to reverse split rounding formula

2004 Totals		2,301,115	$1.37

2005

Description:	Date	Shares	Per share valuation	Business reason:

Mega-C Trust	2/28/2005	500,000	$3.05	Trust augmentation

Banca di Unionale	3/18/2005	30,000	$2.00	conversion of Preferred and accrued dividends

Banca di Unionale	4/20/2005	20,000	$2.00	conversion of Preferred and accrued dividends

C&T employees	4/1/2005	219,000	$2.50	employee incentive share grants

7 individuals	6/10/2005	29,565	$3.57	Exercise of Director options

3 individuals	7/11/2005	190,000	$1.58	conversion of Preferred and accrued dividends

Banca di Unionale	7/11/2005	10,000	$1.60	exercise of preferred warrants

3 individuals	8/28/2005	150,000	$1.67	conversion of Preferred and accrued dividends

James Smith	9/7/2005	30,000	$1.67	conversion of Preferred and accrued dividends

2 individuals	9/28/2005	1,050,000	$1.69	conversion of Preferred and accrued dividends

2 individuals	various	226,900	$1.79	exercise of Series I warrants

3 individuals	various	91,200	$2.40	exercise of Series III warrants

2 individuals	various	25,000	$1.60	exercise of Preferred warrants

Officer	10/20/2005	446,000	$1.00	exercise of warrants and options

Officer	10/20/2005	25,000	$2.00	exercise of warrants

6 individuals	12/1/2005	600,000	$2.00	common stock and warrants

2005 Totals		3,642,665	$1.94

2006

Description:	Date	Shares	Per share valuation	Business reason:

2 individuals	4/21/06	80,000	2.50	Common stock and warrants issued for cash

Officer	4/21/06	56,700	2.00	Exercise of non-plan incentive option granted to CEO

Officer	4/21/06	6,000	4.00	Unrestricted share grant to CTO

Mega-C Trust	11/28/06	(500,000)	2.25	Return of shares per settlement agreement

2006 Totals		(357,300)	$2.20

2007

Description:	Date	Shares	Per share valuation	Business reason:

Officer	12/01/07	1,000	2.30	Unrestricted share grant to VP Mfg Engineering

2007 Totals		1,000	$2.30

2008

Description:	Date	Shares	Per share valuation	Business reason:

The Quercus Trust	1/14/2008	1,904,762	2.10	Securities purchase agreement

1 individual	3/31/2008	106,659	2.10	2007 Bridge Loan Conversion

The Quercus Trust	4/08/2008	1,904,762	2.10	Securities purchase agreement

1 individuals	4/21/2008	25,000	2.10	2007 Bridge Loan Conversion

Lichtensteiniche Landsbank	5/06/2008	508,512	1.25	Series A Preferred Conversions

Director	5/29/2008	2,000	2.10	2007 Bridge Loan Conversion

The Quercus Trust	6/30/2008	4,761,905	2.10	Securities purchase agreement

Director	6/30/2008	380,952	2.10	2007 Bridge Loan Conversion

1 individual	8/20/2008	520,787	1.25	Series A Preferred Conversion

1 individual	9/11/2008	41,800	1.25	Series A Preferred Conversion

V.P. Mfg Engineering	01/01/2008-12/01/2008	12,000	1.85	Unrestricted share Grant

2008 Totals (as of December 31, 2008)		10,169,139	$2.01

2009

Description:	Date	Shares	Per share valuation	Business reason:

V.P. Mfg Engineering	01/01/2009-12/01/2009	23,000	1.55	Unrestricted share Grant

CFO	06/16/2009	30,000	1.41	Unrestricted share Grant

New Energy Fund	07/21/2009	286,735	1.25	Series A Preferred Conversions

Fursa Global Event Driven Fund LP	11/04/2009	862,466	1.07	Series A Preferred Conversions

Director	12/23/2009	252,912	1.43	Senior Preferred Conversion

Director	12/23/2009	431,297	1.43	Senior Preferred Conversion

8 individuals	12/23/2009	706,735	1.43	Senior Preferred Conversion

11 individuals	12/23/2009	719,664	0.57	Common stock placement fees

48 investors	12/22/2009	45,106,052	0.57	Securities purchase agreement, net of 2009 Bridge Loan conversion

Director	12/22/2009	300,620	0.57	2009 Bridge Loan conversion

1 individual	12/22/2009	350,900	0.57	2009 Bridge Loan conversion

CTO	12/29/2009	280,000	1.50	Unrestricted share Grant

2009 Totals (as of December 31, 2009)		49,350,381	$0.61

Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2009. The table provides summary information on the various warrants issued by the Company in private placement transactions; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

		2009		2008
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Warrants outstanding January 1	14,278,772	$1.44	2,588,391	$4.39

Granted during year	45,661	2.00	12,163,881	$2.60

Exercised	-	0.00	-	0.00

Lapsed	(359,000)	4.33	(473,500)	$2.00

Outstanding at December 31	13,965,433	$1.36	14,278,772	$2.94

Weighted average years remaining	3.1		3.9

As of December 31, 2009, 1,485,714 of these warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the statement of operations.

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The Amendment resets the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share, and is reflected in this table by reducing the weighted average exercise price of warrants outstanding as of January 1, 2009 from $2.94 to $1.44 per share.  In Amendment No. 2 to the Securities Purchase Agreement dated December 15, 2009, The Quercus Trust agreed to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share. On December 22, 2009 the 1,485,714 warrants issued in payment of services related to Quercus offering, were reset from $2.60 to $0.57 per share. The reset in the exercise price of the Quercus related warrants decreased the weighted average exercise price for warrants outstanding at December 31, 2009 from $2.90 to $1.36 per share

The Board of Directors on August 21, 2009 approved the issuance of warrants to purchase not more than 1,600,000 shares of common stock at an exercise price of $2.00 per share and a term of two years to the C&T Group. On December 31, 2009 these warrants have not yet been issued pending "mutual understanding" between the parties.

Registration Rights

General: In June 2008 and May 2009, the Company filed resale registration statements for 2,632,700 common shares held by the Quercus Trust and 788,336 of the shares of common stock held by the Mega-C Trust. On December 22, 2009, in connection with the execution of the Securities Purchase Agreement , The Quercus Trust agreed to waive further registration rights on shares owned by The Quercus Trust that have not yet been registered. See the discussion in the note titled “Mega-C Power (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation.”

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

Note 8 - Equity Compensation

In December 2004, FASB issued FASB 123R, “Share-Based Payment (now ASC 718 “Compensation – Stock Compensation”).  On January 1, 2006, the Company adopted the provisions of FASB 123R using the modified prospective transition method. Under this method, compensation expense is recorded for all stock based awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the adoption.  Under ASC 718, employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.”).  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

 The compensation cost that has been charged against income for options granted was $411,204 for the year ended December 31, 2009. The impact of these expenses to basic and diluted loss per share was approximately $0.02 per share during the year. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2009, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

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

The following awards have been granted under the Plan since its inception:

In February 2004, Igor Filipenko, a Director of the Company at that time, was granted options to purchase 6,300 shares of common stock at a price of $3.20 per share. In June 2004, Mr. Filipenko was granted options to purchase 10,800 shares of common stock at a price of $5.60 per share. The options are fully vested and may be exercised at any time during the five-year period commencing one year after the date of grant. The market value of the Company stock at the date of grant was less than the exercise price; therefore there was no intrinsic value in accordance with APB 25. Options for 7,200 shares were cancelled in April 2005 after Mr. Filipenko was issued additional options in March 2005 as part of the offering to the former employees of C&T discussed below.

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

In November 2004, the Company’s President and Chief Operating Officer at that time, Charles Mazacatto, was granted options to purchase 6,250 shares of common stock at an exercise price of $3.20. This option vested in 2004 and is exercisable until November 2010. The market value of the Company stock at the date of grant was less than the exercise price; therefore there was no intrinsic value in accordance with APB 25.

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

During the year ended December 31, 2006, the Company issued 60,000 5-year options to two of its directors vesting 1/3 per year over the next three years. These options are exercisable at a price of $2.00 per share, expiring five years from vest date and are valued at $71,680 utilizing the Black-Scholes-Merton option pricing model, of which $20,230 was expensed in 2006.

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

During the year ended December 31, 2009, the Company issued 128,565 5-year options to three of its directors, vesting 1/3 per year over the next three years. These options are exercisable at a price of $1.40 per share, expiring five years from vest date and are valued at $100,188 utilizing the Black-Scholes-Merton option pricing model, of which $29,916 was expensed in 2009.

Non-plan Equity Incentives Not Approved by Stockholders: The Company has issued 36,000, 789,500, 228,000, 1,131,000, 300,000 and 629,300 stock purchase options in the fiscal years ended December 31, 2009, 2008, 2007, 2006, 2005 and 2004, respectively, to officers, employees, attorneys and consultants in connection with contractual agreements that do not reduce the shares available under the shareholder’s approved plans. The following paragraphs summarize these contractual stock options.

In January 2004, members of the law firm of Fefer, Petersen & Cie, general corporate counsel (of which one member was a director of the Company at the time) were granted two-year contractual options to purchase 189,300 shares of common stock at a price of $2.00 per share as partial compensation for services rendered, valued at $68,296. As represented in the note captioned “Stockholders’ Equity”, these members also received 116,700 warrants as consideration of pre-merger Tamboril debt (the amount cited in “Stockholders’ Equity” is actually 233,400 because another party received the same number of warrants for a total of 233,400 warrants). In August 2004, $1.00 of the exercise price of the total 306,000 options and warrants owned by these members was considered paid in advance in consideration of unbilled legal services provided by the firm. The Company recorded $306,000 related to this reduction. All of the warrants and options were exercised in the fourth quarter of 2005, however; $306,000 of the amount is included in stock subscription receivable as of December 31, 2005 and was received in 2006.

In July 2004, the Company’s President and Chief Operating Officer at that time, Charles Mazzacato, was granted a contractual option to purchase 240,000 shares of common stock at a price of $4.00 per share. This option vests on a monthly basis at the rate of 60,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $180,000. In accordance with APB 25 the Company expensed the intrinsic value over the vesting period which resulted in expense of $18,750 and $45,000 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $124,364 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

In July 2004, the Company’s Chief Financial Officer at that time, Peter Roston, was granted a contractual option to purchase 200,000 shares of common stock at a price of $4.00 per share. This option will vest on a monthly basis at the rate of 50,000 shares per year commencing July 31, 2005 and is exercisable for five years after each vesting date. The market value of the Company stock at the date of grant was greater than the exercise price which resulted in a total intrinsic value of $150,000. In accordance with APB 25 the Company has expensed the intrinsic value over the vesting period which resulted in expense of $15,625 and $37,500 during the years ended December 31, 2004 and 2005, respectively. On January 1, 2006, the Company adopted the provisions of FASB 123R as noted above and recorded compensation of $138,182 during the year ended December 31, 2006. During the year ended December 31, 2006 the options were forfeited as a result of his termination of employment from the Company in 2006.

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

In August 2007, the Company’s Chief Financial Officer at that time, Andrew Carr Conway, Jr., was granted a contractual option to purchase 80,000 shares of common stock at an exercise price of $4.50. 20,000 vested immediately upon contract inception and the remainder vest at a rate of 10,000 per month over the life of his six-month employment contract. These two-year options are valued at $37,356 utilizing the Black-Scholes-Merton option pricing model with $24,904 recorded as compensation in 2007.

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

In March and June 2008, the Company’s Chief Financial Officer at that time, Andrew Carr Conway, Jr., was granted a contractual option to purchase 40,000 shares of common stock at an exercise price of $4.50. All of these options were vested by June 2008. These options are valued at $20,625 utilizing the Black-Scholes-Merton option pricing model with $20,625 recorded as compensation in 2008.

In June 2008, our Chief Executive Officer, Thomas Granville, was granted a contractual option to purchase an additional 90,000 shares of our common stock at a price of $2.50 per share. The options vest prorated over the 24-month term of his contract, and are exercisable for a period of five years from the vesting date. These options are valued at $79,872, utilizing the Black-Scholes-Merton option pricing model with $23,296 of compensation expected to be recorded in 2008.

In June 2008, our Chief Technical Officer, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $2.50 per share. The options cliff vest on May 31, 2011, and are exercisable for a period of five years from the vesting date. These options are valued at $95,436, utilizing the Black-Scholes-Merton option pricing model with $18,557 of compensation expected to be recorded in 2008.

In June 2008, our Chief Financial Officer at that time, Donald Hillier, was granted an option to purchase 180,000 shares of our common stock. The exercise price of the option is $2.50 per share and the option vests at the rate of 5,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $179,244, utilizing the Black-Scholes-Merton option pricing model with $34,853 of compensation expected to be recorded in 2008.

In June 2008, three employees were granted contractual options to purchase 200,000 shares of our common stock at a price of $2.50 per share. 5,000 of these options vested in June upon execution of the employment contracts, with the balance cliff vesting on June 15, 2011, and are exercisable for a period of three years from the vesting date. These options are valued at $165,041, utilizing the Black-Scholes-Merton option pricing model with $34,222 of compensation expected to be recorded in 2008.

In December 2008, seven employees were granted contractual options to purchase an additional 179,500 shares of our common stock at a price of $2.50 per share. 43,500 of these options vested in December upon execution of the employment contracts, with the balance vesting over the life of these contracts and are exercisable for a period of three years from the vesting date. These options are valued at $36,171, utilizing the Black-Scholes-Merton option pricing model with $5,330 of compensation recorded in 2008.

In January 2009 the Company granted a total of 36,000 contractual stock options to an employee at an exercise price of $2.50 per share. 6,000 of these options vested in January 2009 upon execution of the employment contract, with the balance vesting at a rate of 1,000 per month, and are exercisable for a period of five years from vesting date. These options are valued at $14,507, utilizing the Black-Scholes-Merton model with $4,835 of expense recorded during 2009.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life
2004	3.8%	0.0%	59.1%	60 months
2005	4.0%	0.0%	52.0%	100 months
2006	4.7%	0.0%	53.6%	45 months
2007	3.9%	0.0%	54.4%	62 months
2008	2.8%	0.0%	51.4%	58 months
2009	2.0%	0.0%	53.0%	80 months

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

The following table provides consolidated summary information on the Company’s equity compensation plans for the years ended December 31, 2004, 2005, 2006, 2007, 2008, and 2009.

		2004
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2003	-	$0.00	$$0.00
Granted	736,350	$3.53	$$2.87
Exercised	-	$0.00	$$0.00
Forfeited or lapsed	-	$0.00	$$0.00
Options outstanding at December 31,2004	736,350	$3.53	$$2.87	6.34

		2005
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2004	736,350	$3.53	$$2.87
Granted	1,254,500	$2.48	$$1.34
Exercised	(358,865)	$1.65	$$2.32
Forfeited or lapsed	(182,100)	$3.04	$$1.44
Options outstanding at December 31,2005	1,449,885	$3.12	$$1.86	7.73

		2006
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2005	1,449,885	$3.12	$1.86
Granted	1,191,000	$5.42	$0.82
Exercised	-	$0.00	$0.00
Forfeited or lapsed	(894,000)	$3.24	$1.94
Options outstanding at December 31,2006	1,746,885	$4.65	$1.035	3.70	$634,903
Options exercisable at December 31,2006	1,192,385	$5.11	$0.97	2.90	$254,903

		2007
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2006	1,746,885	$4.65	$1.03
Granted	228,000	$4.82	$0.87
Exercised	-	$0.00	$0.00
Forfeited or lapsed	(124,000)	$2.50	$1.14
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00	1.5	$18,000
Options exercisable at December 31,2007	1,442,385	$4.88	$0.93	2.0	$6,000

		2008
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2007	1,850,885	$4.81	$1.00
Granted	969,055	$2.38	$0.73
Exercised	-	$0.00	$0.00
Forfeited or lapsed	-	$0.00	$0.00
Options outstanding at December 31,2008	2,819,940	$3.98	$0.91	3.1	$0
Options exercisable at December 31,2008	1,831,690	$4.75	$0.90	1.4	$0

		2009
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31,2008	2,819,940	$3.98	$0.91
Granted	164,565	$1.64	$0.70
Exercised	-	$-	$-
Forfeited or lapsed	(1,101,035)	$5.71	$0.68
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02	4.1	$51,890
Options exercisable at December 31, 2009	1,077,155	$3.16	$1.14	2.9	$10,440

The following table summarizes the status of the Company’s non-vested options:

All non-vested stock options as of December 31, 2009	Shares	Fair Value
Options subject to future vesting at December 31,2008	988,250	$0.93
Options granted	164,565	$0.70
Options forfeited or lapsed	-	$0.00
Options vested	(346,500)	$0.96
Options subject to future vesting at December 31,2009	806,315	$0.87

As of December 31, 2009, there was $387,767 of unrecognized compensation related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.1 year. The total fair value of options vested during the year ended December 31, 2009 was $334,201 ($300,061 during the year ended December 31, 2008).

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, and 2009, weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612, 2,970,730, 2,135,938, 8,975,643, 9,566,738 and 15,825,589 respectively, for the fiscal years, reflecting the addition of dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period since inception (September 18, 2003 to December 31, 2009) is 7,248,564 shares.

Note 10 — Income Taxes Expense (Benefit)

Following is a summary of the components giving rise to the income tax expense (benefit) for the periods ended December 31, 2009 and 2008.

Currently payable:	2009	2008
Federal	$-	$-
State	-	(79,170)
Foreign	-	-
Total currently payable	-	(79,170)
Deferred:
Federal	(2,890,000)	2,477,000
State	(603,000)	821,000
Foreign	(280,000)	(404,000)
Total deferred	(3,773,000)	2,894,000
Less increase in allowance	3,773,000	(2,894,000)
Net deferred		-

Total income tax expense (recovery)	$-	$(79,170)

Individual components giving rise to the deferred tax asset are as follows:

	2009	2008
Future tax benefit arising from net operating loss carry forwards	$11,502,000	$7,927,000
Future tax benefit arising from available tax credits	1,035,000	734,000
Future tax benefit arising from options/warrants issued for Services	665,000	775,000
Other	78,000	37,000
Total	13,280,000	9,473,000
Less valuation allowance	(13,280,000)	(9,473,000)
Net deferred	$-	$-

The components of pretax net loss are as follows:

	2009	2008
United States	$(14,574,274)	$(9,538,115)
Foreign	(4,153)	(35,714)
	$(14,578,427)	$(9,573,829)

The Company has net operating loss carry forwards of approximately $24,800,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2029. The Canadian carry forwards expire at various dates between 2010 and 2029. The Company also has generated Canadian tax credits related to research and development activities.  The credit, amounting to $734,000, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2026. The Company has adopted FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, Accounting for Income Taxes), which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carry forwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying consolidated statements of operations is as follows:

	2009	2008
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
State taxes, net	(4.1)%	(5.5)%
Equity based compensation	-%	-%
Foreign tax credits	-%	1.9%
Foreign currency fluctuation	(1.9)%	2.5%
U.S. tax credits	(0.5)%	-%
Revaluation of Derivatives	14.7%	-%
Other	0.1%	4.6%
Change in valuation allowance	25.9%	30.5%
Effective income tax rate	0.0%	0.0%

 The Company adopted the provisions of FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) on January 1, 2008.  As the result of the assessment the Company has recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2009, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2008 through 2004 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 — Related Party Transactions

Trust for the Benefit of the Shareholders of Mega-C Power Corp: The Trustee for The Trust for the Benefit of the Shareholders of Mega-C Power Corp. served as an officer of one of our consolidated companies in 2004. See discussion of the transactions with the trust in the note captioned “Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation.”   Effective December 22, 2009 with the private placement, the percentage beneficial ownership held by the Mega-C Trust fell below 5% and is no longer a Related Party.

Transactions with C&T: A former board member of the Company, Dr. Igor Filipenko, was the former majority shareholder of C&T prior to the acquisition by the Company. The Board of Directors on August 21, 2009 approved the issuance of warrants to purchase not more than 1,600,000 shares of common stock at an exercise price of $2.00 per share and a term of two years to the C&T Group. On December 31, 2009 these warrants have not yet been issued pending "mutual understanding" between the parties.  On January 11, 2010, Dr. Igor Filipenko gave notice of his resignation as a director of the Company, effective immediately.

Related party notes payable: During the year ending December 31, 2009, the Company borrowed certain amounts from related parties; certain of these borrowings were extinguished through the issuance of the Company’s common stock during the fourth quarter of 2009. Refer to Notes captioned “Related Party Debt Financing” and “Stockholders’ Equity” for discussion on these matters.

Senior Preferred conversions:  On December 23, 2009, based on agreements received to convert shares using an October 30, 2009 conversion amount, two directors and the wife of a director, converted 67,633 shares of their 8% Cumulative Convertible Senior Preferred stock into 684,209 common shares.

Warrants: On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with The Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The Amendment resets the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share. On December 15, 2009 In Amendment No. 2 to the Securities Purchase Agreement, The Quercus Trust agreed to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share subject to the close of the Private Placement which occurred on December 22, 2009.

Note 12- Supplemental Cash Flow Information

The following table provides summary information on our significant non-cash investing and financing transactions during the twelve-month periods ended December 31, 2009 and 2008.

	2009	2008

Dividend accrued to preferred stock – Senior	$126,497	$141,359

Dividend accrued to preferred stock – Series A	$909,819	$976,341

Beneficial conversion feature on preferred stock	$3,010,517	$-

Warrants issued for commission on sale of stock	$-	$1,193,735

Warrants issued in lieu of liquidated damages	$45,380	$-

Placement fees payable in shares	$410,209	$-

Interest converted to common stock	$13	$7,768

Origination fees issued with related party note	$105,666	$7,500

Notes payable converted to common stock	$371,366	$1,072,916

Satisfaction of 2006 Liability to issue stock	$-	$103,340

Fair value of warrants issued with related party note	$34,002	$563,868

Cash payments for interest during the year ended December 31, 2009 were $46,382. Cash payments for interest during the year ended December 31, 2008 were $269,274.There were no payments of income taxes during the years ended December 31, 2009 and 2008.

Note 13— Mega-C Power Corp (Mega-C), Mega-C Trust (the Trust), The Taylor Litigation

Mega-C Power Corp Business and Trust rationale: Mega-C Power Corporation was a Nevada corporation that previously held limited and non-exclusive license rights to the technology that APC licensed from C&T and that the Company purchased from C&T [as discussed in the note captioned “Transactions with a related party (C&T). Mega-C had ceased substantive operations as a result of the investigation of the promoters and management by the Ontario Securities Commission (OSC) in the spring of 2003 and was placed into an involuntary bankruptcy in April, 2004, as further described below.

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

 Note 14 — Commitments and Contingencies and Significant Contracts

Facilities In April of 2008, the Company signed a new lease that added to our existing space at our manufacturing plant in New Castle, Pennsylvania. Rent expense for this plant amounted to approximately $194,000 and $202,000 for the years ended December 31, 2009 and 2008, respectively. On March 28, 2010, we entered into a new lease for the space for the period commencing April 3, 2010 with a monthly rental payment of $16,700 (fixed for the initial term of the lease) and a term of three years, with two successive five-year renewal options and with future rent to be negotiated at a commercially reasonable rate. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance in the amount of $1 million, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

In December 2008, we signed a letter agreement to sublease from a current tenant on a month-to-month basis a building consisting of 54,000 square feet in New Castle, Pennsylvania. Monthly rental for this space is $19,300 on a monthly basis, subject to an annual inflation adjustment in January of each year.  In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.  Rent expense for this facility amounted to $232,000 and $53,000 for the years ended December 31, 2009 and 2008, respectively. This month-to-month rental agreement continues until the earlier of (1) purchase of the building by the Company or a third party; (2) termination of the letter agreement by either party; or (3) December 31, 2010.

Employment Agreements:   We have entered into executive employment agreements with Thomas Granville, Edward Buiel, Andrew Carr Conway, Jr., Robert Nelson and Donald T. Hillier, however our agreement with Mr. Conway terminated on July 4, 2008 and the agreement with Mr. Hillier terminated on February 5, 2010. These agreements generally require each executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of our executives will participate, without cost, in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties. The provisions of the individual agreements set forth in the following table:

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

2.
Donald T.  Hillier.  On June 18, 2008, we entered into an Executive Employment Agreement with Donald T. Hillier as Chief Financial Officer.  Pursuant to this agreement, Mr. Hillier received a monthly base salary of $12,500 for the period commencing June 16, 2008, and terminating June 15, 2011.  Mr. Hillier’s employment with the Company was terminated on February 5, 2010.  The Company is in the process of working out the details of the separation with Mr. Hiller so that the termination costs, if any, are yet to be determined. The Company also granted to Mr. Hillier 90,000 shares of common stock which will vest in equal 30,000 share amounts on June 16 of each of 2009, 2010 and 2011.  In addition, Mr. Hillier was granted an option to purchase 180,000 shares of common stock at a price of $2.50 per share at a vesting rate of 5,000 shares per month through the term of the agreement.

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

We have no retirement plans or other similar arrangements for any directors, executive officers or employees, other than a noncontributory 401(k) plan.

Purchase Orders

On November 3, 2008, the Company received the first release order for toll contract manufacturing of standard flooded lead acid batteries for a large North American lead acid battery company. The initial three types of batteries covered in this order have successfully completed customer testing, and shipment was expected to begin late in the fourth quarter of 2008. The order calls for the shipment of 92,250 batteries, spread fairly equally over 11 months, with a total aggregate base purchase price of $6,400,000. Raw materials will have an agreed upon base price with regular adjustments (not less than monthly) to account for market price fluctuations, which could cause fluctuations in the final purchase invoice. Due to economic conditions caused by the steep downturn in the economy, our customer was unable to accept product based on their original delivery schedule, resulting in only 1,500 batteries being shipped before the end of 2008. The Company, however, continued to make product and store it at our facility. The customer has informed the Company that it intends to honor its purchase order commitment, but in view of the current economic conditions there is no guarantee it will be able to do so. In early March 2009, the customer began taking delivery of the manufactured product and set up a schedule to accept all of the remaining manufactured inventory, (approximately 13,500 batteries), by the end of April 2009.  All existing production, and future production, will take place on an ancillary "flooded battery line" so the production will not reduce capacity from the Company’s development of its proprietary PbC technologies, which will utilize the primary "AGM battery line" for production. During 2009, this contract was subsequently terminated or abandoned by the Company.  The remaining inventory is being sold at prices in excess of those which would have been paid under the contract.

Note 15 — Subsequent Events

On January 11, 2010, Dr. Igor Filipenko gave notice of his resignation as a director of the Company, effective immediately.

On January 26, 2010, a shareholder converted 100,000 Series A Preferred shares along with accrued dividends of $525,277 into 1,426,900 shares of the Company’s common stock.

On February 3, 2010, 100,000 warrants issued to placement agents were exercised pursuant to the revised terms with a total exercise price of $57,000.

Effective February 5, 2010, Donald Hillier was terminated as the Chief Financial Officer of the Company.  The parties are working out the terms of the separation, and the Registrant is engaged in an active search for a new Chief Financial Officer.

At December 31, 2009, 630,897 shares of Series A Convertible Preferred Stock were issued and outstanding.  Our remaining 530,897 shares of Series A Convertible Preferred Stock has been converted into 7,358,524 shares of common stock pursuant to an amendment to the Series A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.

In a press release dated February 22, 2010, it was announced that Axion Power Battery Manufacturing, Inc. will receive a $298,605 solar energy program grant to assist with solar power energy storage research and development. This grant, along with proceeds from the December 22, 2009 Pennsylvania Energy Development Authority award will contribute funding to our development program with an estimated total project cost of $1 million.

On March 3, 2010, David Gelbaum gave notice of his resignation as a director of the Company, effective immediately.

On or about March 15, 2010 Axion Power International, Inc., Traci and William Ahearn, Sally Fonner and Dr. James Smith (“Axion and the Four Shareholders”) have entered into a settlement agreement with Banca M.B., Sp.A. under which Banca M.B. Sp.A. has paid to Axion and the Four Shareholders the sum of $490,000 in full settlement of all claims from the issue of stock relating to the exercise of 301,700 warrants. These warrants with a price of $2.00 per share were exercised on a cashless basis and sold to Banca M.B., Sp.A in December 2005 with expected proceeds of $758,290. The division of the settlement proceeds among Axion and the Four Shareholders has as yet to be agreed upon. The Company will continue to treat the 301,700 shares of stock previously issued upon exercise of these warrants as unpaid pending an agreed upon settlement.

On March 28, 2010, we entered into a new lease for our manufacturing plant in New Castle, Pennsylvania. Details of this lease are set forth in Note 14 to these financial statements.

The Company is in the final stages of negotiating arrangements with several new officers, including a new Chief Financial Officer, a new Chief Operating Officer and a new Vice President of Engineering.  Upon consummation of these new hires, the Company will file a Form 8-K, disclosing the applicable arrangements and attaching copies of the contracts as exhibits thereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T) Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as they existed on December 31, 2009.  Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

        (a)   Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

        (b)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

        (c)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Management based its assessment on the framework set forth in COSO’s Internal Control – Integrated Framework (1992) in conjunction with Securities and Exchange Commission Release No. 33-8820 entitled "Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities and Exchange Commission".  Based on its assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, because of certain material weaknesses addressed below.

        During the three months ended December 31, 2009, we identified the following conditions that indicated that our internal control over financial reporting and our disclosure controls and procedures were not effective:

•
Several key inventory control processes and procedures are either not sufficiently documented or working effectively, including inventory management (such as physical inventories and cycle counts), production and returns processing.

•
Inventory valuation processes are inadequately documented or do not exist, including which costs are to be expensed versus inventoried, standard cost changes, actual versus standard cost analysis, the accurate accumulation of total production costs and the assessment of valuation reserves.

•
Some of our employees have the ability to purchase and receive small dollar goods without approval of a senior manager.  A policy needs to be implemented that sets forth the formal procedures for purchasing these small dollar goods.

•	There are instances when we ship products to our customers without adequate documentation to meet the standards of persuasive evidence to be able to recognize revenue upon shipment.

•	We do not have formal guidelines for creating properly authorized levels for entering into agreements (i.e. purchase orders, non-disclosure agreements, sales and other contracts).

•	We do not have a consistent policy in control and retention of documentation.

        During the three months ended December 31, 2009, to address the weaknesses identified in the three months ended September 30, 2009, we implemented the following revised control activities and improved processes:

•
During the first three quarters of 2009, the Company's procedures to assess and identify the impact of Recently Issued Accounting Pronouncements were not sufficient, as evidenced by our failure to identify the impact of FASB ASC 815-40-15-5 through 7 "Derivatives and Hedging – Contracts in Entity’s own Equity" as it pertains to the “down round” provision contained in some of the Company’s outstanding warrants as of January 1, 2009. Upon receiving a comment letter from the Commission addressing this matter, the Company determined that its Quarterly Reports on Form 10-Q filed for the quarters ending March 31, 2009 and June 30, 2009 contained material misstatements in regards to derivative liabilities and related gains and losses from the change in fair market value of these derivative liabilities at the measurement dates.  As a result of this determination, the Company filed amended quarterly reports for the quarters ending March 31, 2009 and June 30, 2009. During the fourth quarter of 2009, the Company implemented a process to review GAAP and SEC research and technical practice aids to mitigate this risk, including a review of standard GAAP and SEC disclosure checklists produced by third parties for preparation of the Company’s quarterly and annual filings on Forms 10-Q and 10-K.

•
Procedures have been developed and implemented for the administration of performance appraisals for the managerial and administrative staff.  Appraisal documents have been formatted and appraisal reviews are being implemented.

•	We have developed a closed loop monitoring process to track the status of open issues, pending improvements and other directed actions and are confirming its efficacy.

•	We have considering implementation of a policy of conducting criminal background checks for all new employees and board members.

•
We have improved performance of inventory physical cycle counts, including reconciliations of carrying quantities between our ERP system with quantities reported in our materials quality control system; however, we still need to address the ability to restrict roles and access within the system through purchase of another module.

•	We have implemented segregation of duties as to initiation of new vendor setup and vendor file maintenance from personnel with accounts payable payment responsibilities.

•	We have implemented approval by accounting personnel, inventory management and also require CFO approval prior to recording any inventory adjustments that result from cycle counts and physical counts.

•	We have restricted the roles and access within the ERP system for each user to only those areas for which their function requires use.

•	We have implemented segregation of duties for HR and payroll processing and implemented control procedures.

On February 5, 2010, our chief financial officer was terminated by the Company.  While his role included oversight of the existing control framework, we have since made organizational changes to our framework to ensure that adequate oversight is maintained, and we believe that there will be minimal impact on the control environment moving forward.  Furthermore, our Chief Executive Officer is acting as our interim Chief Financial Officer, and we are currently actively searching for a new chief financial officer, who will, among other duties, undertake oversight of the internal control framework as well as ensuring that all material deficiencies are corrected.

The principal executive officer (who is currently also acting as our principal financial officer) has concluded that, other than the specific changes identified in this Item 9A(T), there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

PART III

Item 10  Directors, Executive Officers and Corporate Governance

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

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by Thomas Granville, who has served as chief executive officer and chairman of the board since 2005.  Our board of directors is divided into four classes of directors that serve for staggered three-year terms. Three of our current board members have been elected to serve for terms that expire on the date of our 2010 annual meeting; two have been elected to serve for terms that expire on the date of our 2011 annual meeting; three have been elected to serve for terms that expire on the date of our 2012 annual meeting; and two were elected by our board of directors in September 2009 to serve for terms that expire on September 21, 2012.  The board has three standing committees – audit, compensation and technology.  The audit committee is comprised solely of independent directors, and each committee has a separate chair.  Our audit committee is responsible for overseeing risk management, and our full board receives periodic reports from management.

Our board leadership structure is used by other smaller public companies in the Unites States, and we believe that this leadership structure is effective for the Company.  We believe that having a combined Chairman/CEO and chairs for each of our board committees is the correct form of leadership for our Company.  We have a single leader for our Company and oversight of Company operations by experienced directors, three of whom are also committee chairs.  We believe that our directors provide effective oversight of the risk management function, especially through the work of the audit committee and dialogue between the full board and our management.

The Company does not currently consider diversity in identifying nominees for director.  Due to the small size of the Company, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

The following table identifies our directors and specifies their respective ages and positions with our Company.

Name	Age	Position
Thomas Granville	65	Chief Executive Officer and Interim Chief Financial Officer, Director
Dr. Howard K. Schmidt	51	Director
Michael Kishinevsky	44	Director
Glenn Patterson	56	Director
Stanley A. Hirschman	63	Director
Robert G. Averill	69	Director
D. Walker Wainwright	59	Director
Joseph P. Bartlett	51	Director
David Anthony	48	Director

Executive officers.

The following table identifies our non-director executive officers and specifies their respective ages and positions with the Company.

Name	Age	Position
Dr. Edward Buiel	37	Vice President and Chief Technology Officer
Dr. Robert F. Nelson	69	Vice President, Manufacturing and Engineering

The following paragraphs provide summary biographical information furnished by our directors and non-director executive officers.

Directors

Robert G. Averill, 69, has served on our board of directors since February 2004. Mr. Averill is retired and principally involved in personal investments. He served as a director of Implex Corp., a New Jersey based developer and manufacturer of orthopedic implants that he co-founded in 1991 and then sold to Zimmer Holdings, Inc. From 1978 to 1991, Mr. Averill held a variety of executive positions with Osteonics Corp., a developer and manufacturer of orthopedic implants that he co-founded in 1978 and then sold to Stryker Corporation. From 1971 to 1977, Mr. Averill served as a director and held a variety of executive positions with Meditech Inc., a developer and manufacturer of orthopedic implants that he co-founded in 1971 and sold to 3M Corporation in 1975. Mr. Averill holds 28 patents on a variety of orthopedic devices and materials, and he is the co-author of several publications in the field of orthopedics. Mr. Averill holds two degrees from the Newark College of Engineering (BS-mechanical engineering, 1962 and MS-engineering management, 1966).  The Company has determined that Mr. Averill should serve as a director due to his extensive engineering and manufacturing background.

Thomas Granville, 65, has served on our board of directors since February 2004. Mr. Granville served as the chairman of our board of directors from February 2004 through April 2005 when he agreed to accept full-time employment as our chief executive officer. Mr. Granville served as the president of a New York State elevator company that specialized in the installation and maintenance of elevators, escalators, moving walkways and other building transportation products. Mr. Granville also served 15 years as treasurer and ten years as the president of the National Elevator Industry Inc., a trade association that represents elevator manufacturers and contractors, where his duties included labor negotiations for national contracts and oversight duties to a $2.3 billion national pension fund. Mr. Granville has also been a partner, or the general partner, of a number of real estate partnerships that owned multi-family housing, commercial real estate and a cable television company. Mr. Granville is a 1967 graduate of Canisus College. (BA-Business Administration).  Mr. Granville is also acting as the interim Chief Financial Officer until a new Chief Financial Officer is appointed to replace Mr. Hillier.  The Company has determined that Mr. Granville should serve as a director due to his position as senior executive officer of the Company, which gives him valuable insight, as well as his prior managerial experience which provides unique insight for the Board into the operations of the Company.

Michael Kishinevsky, 44, is an independent director who has served on our board since 2005. Mr. Kishinevsky is a Canadian lawyer who had been principally engaged in the practice of corporate and commercial law from 1995 until 2005, with a particular emphasis on the needs of Toronto’s Russian speaking population. For five years Mr. Kishinevsky served as general legal counsel for C&T. Mr. Kishinevsky currently serves as a director of Sunrock Consulting Ltd., a company he co-founded in 1995, that specializes in the import and distribution of carbon black and synthetic rubber. He is also the president and director of SunBoss Chemicals Corp., a corporation specializing in chemical additives for the custom rubber mixing industry. Mr. Kishinevsky is a 1989 graduate of the University of Calgary (B.Sc. in Cellular, Molecular and Microbial Biology and B.Sc. in Psychology) and a 1993 graduate of the University of Ottawa Law School. Mr. Kishinevsky was called to the bar in the Ontario courts in 1995 and is a member of the Law Society of Upper Canada.  The Company has determined that Mr. Kishinevsky should serve as a director due to his legal background as well as his import and distribution experience which provides expertise on the Board with regard to product distribution.

Howard K. Schmidt, Ph.D., 51, is an independent director, who has served on our board of directors since April, 2005. Dr. Schmidt is presently employed as a Petroleum Engineering Consultant at Saudi Aramco in Dhahran, Saudi Arabia.  Until August, 2009, Schmidt was a Senior Research Fellow in the Department of Chemical and Biomolecular Engineering at Rice University in Houston, Texas. Between September, 2003 and March, 2008, he was the Executive Director of the Carbon Nanotechnology Laboratory (the “CNL”) at Rice University. Dr. Schmidt is an expert in the field of carbon nanotechnology and single-wall carbon nanotubes.  Before joining the CNL, Dr. Schmidt operated Stump Partners, a Houston-based consultancy firm and was involved in two Internet ventures. In 1989, Dr. Schmidt founded SI Diamond Technology, Inc., a company that received the prestigious R&D 100 Award from Research and Development Magazine in 1989, went public in 1993, and recently changed its name to Applied Nanotech Holdings, Inc. Dr. Schmidt holds two degrees from Rice University (BS-Electrical Engineering, 1980 and Ph.D.-Chemistry, 1986).  The Company has determined that Dr. Schmidt should serve as a director due to his unique and extremely invaluable technical knowledge in engineering.

Glenn Patterson, 56, was appointed to our board of directors in February 2004 and is currently elected to serve until our 2012 annual meeting.  He is currently president of HAP International Inc., an investment research and analysis company specializing in renewable and smart grid applications.   Mr. Patterson, in addition to Axion Power International Inc., sits as a director on Wired Sun, a privately held advanced PV thin film company and the Shopoff Properties Trust Inc., a publicly held REIT. He is also active in community events and is a member of the advisory board for the Oregon Chapter of the Cystic Fibrosis Foundation.  Until November 2004, Mr. Patterson was president of the Oregon Electric Group, an electrical power and technology services company based in Portland, Oregon. In September 2001, the Oregon Electric Group of which Mr. Patterson was a major owner, was sold to Montana-Dakota Resources, whose major subsidiaries includes electrical power generating, utility and distribution companies with operations in 40 states. Mr. Patterson graduated summa cum laude from Willamette University (BS-Economics) in 1975.  The Company has determined that Mr. Patterson should serve as a director due to his extensive background in power generation and electrical power areas.

Stanley A. Hirschman, 63, was elected to our board of directors as an independent director at our 2006 annual meeting. He is President and Director of Optex Systems Holdings, a manufacturer of optical sighting systems and assemblies primarily for Department of Defense (DOD) applications.  He is  a former director of Datascension and former chairman of Mustang Software, Inc.  While at Mustang Software, Mr. Hirschman took a hands-on role in the planning and execution of the strategic initiative to increase stockholder value resulting in the successful acquisition of the company by Quintus Corporation.  Prior to joining Optex Systems in 2008 he was president of CPointe Associates, a management consultancy. He has also held executive positions with Software Etc., T.J. Maxx, Gap Stores and Banana Republic. Mr. Hirschman is a member of the National Association of Corporate Directors, the KMPG Audit Committee Institute and is a graduate of the Harvard Business School Audit Committees in the New Era of Governance symposium.  He is active in community affairs and serves on the Advisory Board of the Salvation Army Adult Rehabilitation Centers.  The Company has determined that Mr. Hirschman should serve as a director due to his extensive corporate governance and finance experience as well as his wide experience as a public company director.

D. Walker Wainwright, 59, is an independent director who was appointed to our board of directors on January 15, 2007. He is Chairman of Interboro Insurance Company, a provider of personal lines insurance products in New York State. He is also the founder and chief executive of Wainwright & Co. LLC, an independent financial advisory firm and investment manager. The firm’s activities include the identification and assessment of alternative investments, the monitoring of these investments and the creation of proprietary portfolios. In this respect, the firm works with investment management firms, not-for-profit organizations and family offices as an independent consultant to create client-specific solutions. Wainwright & Co. also researches and reviews private investments, including private equity funds, to assist in determining their suitability for specific accounts or portfolios. Formerly a Managing Director in investment banking at Smith Barney, Inc. and at Kidder, Peabody & Co., Mr. Wainwright has over 35 years’ consulting, banking and investment banking experience. Having directed Kidder’s investment banking efforts in the Asia Pacific Region, he has extensive international experience and has lived in Australia and Lebanon. Mr. Wainwright began his career at Chemical Bank and, subsequently, the Schroder Group. He is a graduate of Stanford University (A.B. – 1972) and of Columbia University (M.B.A. – 1976).  The Company has determined that Mr. Wainwright should serve as a director due to his long term finance and banking experience.

David Anthony, 48, was elected to our board of directors by the then-current board of directors in September 2009 to fill one of the three new positions on the board created by the board of directors.  Mr. Anthony is an experienced entrepreneur, venture capitalist, and educator. He is Managing Director of 21 Ventures, a position he has held since 2003, and sits or has sat during the past five years on the boards of Agent Video Intelligence, ThermoEnergy, Clean Power, Solar Enertech, EFOI, Applied Solar 3GSolar, BioPetroClean, Juice Wireless, Open Energy and VOIP Logic. Prior to 21 Ventures, David launched Notorious Entertainment, a developer of multimedia brands. David received his MBA from The Tuck School of Business at Dartmouth College and a BA in Economics from George Washington University.  The Company has determined that Mr. Anthony should serve as a director due to his extensive experience in finance and related areas, as well as his vast experience of service as a public director.

Joseph P. Bartlett, 51, was elected to our board of directors by the then-current board of directors in September 2009 to fill one of the three new positions on the board created by the board of directors. Mr. Bartlett is counsel to the Quercus Trust and has practiced corporate and securities law since 1985.  From September 2004 until August 2008 he was a partner at Greenberg Glusker LLP in Los Angeles, California, and from September 2000 until September 2004 he was a partner at Spolin Silverman Cohen and Bartlett LLP.   Mr. Bartlett sits on the boards or has sat on the boards during the past five years of Applied Solar, and ThermoEnergy.  He graduated, magna cum laude, from the University of California, Hastings College of Law in 1985, and received an AB in English literature from the University of California at Berkeley in 1980.  The Company has determined that Mr. Bartlett should serve as a director due to his legal experience and his relationship to Quercus Trust.

Executive Officers

Dr. Edward Buiel, Ph.D. was appointed chief of R&D in September 2005. Before joining our Company, Dr. Buiel served for 3-1/2 years as project leader for the Energy Storage Group of Meadwestvaco Corporation, one of the largest producers of activated carbon in the world. In this position Dr. Buiel’s team focused on developing activated carbon materials for electrochemical applications including Lithiumion batteries, organic ultracapacitors, and asymmetric lead-carbon capacitors. His responsibilities included managing a USCAR-Advanced Battery Consortium project to develop activated carbon materials for hybrid electric vehicle energy storage systems and managing a joint program with Sandia National Laboratories to develop lead-carbon capacitors for grid-connected energy storage systems. Previously, Dr. Buiel worked for nine months as a senior software engineer for Vasocor, Inc. and for 2-1/2 years as a Senior Research Engineer for the Automotive Carbon Group of Meadwestvaco Corporation. Dr. Buiel is a 1994 graduate of Queen’s University, Kingston, Ontario, where he earned a Bachelor of Science in Engineering and Physics, and a 1998 graduate of Dalhousie University, Halifax, Nova Scotia, where he earned a Ph.D. in Physics and wrote his doctoral thesis on “The Development of Disordered Carbon Materials as Anode Materials for Li-ion Battery Applications.”

Dr. Robert F. Nelson, Ph.D. joined the Company as Vice President of Manufacturing Engineering in December 2007. Before joining Axion, Dr. Nelson worked for Firefly Energy, Inc. as a Technical Advisor and Senior Vice President of Engineering for 4-1/2 years. His primary function at Firefly was to implement the development and testing of VRLA cells and batteries. Before Firefly, Dr. Nelson was an independent consultant for six years, working with some 45 companies on materials and designs of VRLA batteries. Previous positions include three years at Bolder Technologies (1994-1997), three years at the International Lead Zinc Research Organization (where he organized and managed the Advanced Lead-Acid Research Organization, ALABC, from 1991 to 1994), one year at Portable Energy Products (a lead-acid startup company) and 13 years with Gates Energy Products, the innovator of VRLA technology. Over these 30 years, Dr. Nelson has five patents, has given invited presentations at some 35 international conferences and published 38 research papers in refereed journals. Before this, he spent 11 years in teaching and researching, lastly at the University of Georgia (1972-1977). Dr. Nelson is a 1963 graduate of Northwestern University with a B.A. in Chemistry (cum laude) and a 1967 graduate of the University of Kansas with a Ph.D. in Analytical Chemistry. During his academic career he gave presentations at over 30 international conferences and published more than 35 refereed papers dealing with organic electrochemistry.

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

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which has been distributed to all directors, officers, and employees and will be given to new employees at the time of hire. The Code of Business Conduct and Ethics contains a number of provisions that apply principally to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Information” section of our website at www.axionpower.com. We intend to disclose any amendments or waivers of our Code of Business Conduct and Ethics on our website at www.axionpower.com.

Communications with the Board of Directors

Stockholders and other parties who are interested in communicating with members of our board of directors, either individually or as a group, may do so by writing to Thomas Granville, c/o Axion Power International, Inc, 3601 Clover Lane, New Castle, Pennsylvania, 16105. Mr. Granville will review all correspondence and forward to the appropriate members of the board of directors copies of all correspondence that, in the opinion of Mr. Granville, deals with the functions of the board of directors or its committees or that he otherwise determines requires their attention. Concerns relating to accounting, internal controls or auditing matters should be immediately brought to the attention of our audit committee and will be handled in accordance with procedures established by that committee.

Director Independence

Our board of directors has determined that six of our directors would meet the independence requirements of the American Stock Exchange if such standards applied to the Company. In the judgment of the board of directors, Messrs. Granville, Gelbaum, Bartlett and Anthony do not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Board Committees

The board of directors currently has three standing committees: the audit committee, the compensation committee, and the technology committee. These committees are responsible to the full board.

Audit Committee – Our board of directors has created an audit committee that presently consists of Mr. Hirschman, Mr. Wainwright and Dr. Schmidt. Mr. Hirschman serves as chairman of the audit committee. All members have a basic understanding of finance and accounting, and are able to read and understand fundamental financial statements. The board of directors has determined that all members of the audit committee would meet the independence requirements applicable to NYSE Amex listed companies although such standards do not apply to our company. Our board of directors has also determined that based on work history none of our current committee members meet the definition of an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) under Regulation S-K, promulgated under the Securities Exchange Act of 1934. The audit committee has the sole authority to appoint, review and discharge our independent registered public accounting firm. The audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and our system of internal controls, reports the results of their review to the full board of directors and to management, and recommends to the full board of directors that the our audited consolidated financial statements be included in our Annual Report on Form 10-K.

The audit committee met 9 times during the year-ended December 31, 2009. The audit committee charter can be found on our website under About Axion; Corporate Governance / Committees, at www.axionpower.com.

Compensation Committee – Our board of directors has created a compensation committee that presently consists of Messrs. Averill, Patterson, Kishinevsky and Wainwright. Mr. Averill serves as chairman of the compensation committee. The compensation committee exercises our board of director’s authority concerning compensation of the executive management team and non-employee directors and administers our stock-based incentive compensation plans. The compensation committee typically meets in separate sessions independently of board meetings. The compensation committee typically schedules telephone meetings as necessary to fulfill its duties. The chairman establishes meeting agendas after consultation with other committee members and Mr. Thomas Granville, our Chief Executive Officer. Subject to supervision by the full board of directors, the compensation committee administers our 2004 Incentive Stock Plan. Our Chief Executive Officer and other members of management regularly discuss our compensation issues with compensation committee members. Subject to compensation committee review, modification and approval, Mr. Granville typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The compensation committee establishes all bonus and equity incentive awards for Mr. Granville in consultation with other members of the management team.   Our board of directors has determined that all members of the compensation committee would meet the independence requirements applicable to NYSE Amex listed companies although such standards do not apply to us.

The compensation committee conducted one formal meeting during the year ended December 31, 2009. In addition, the compensation committee met periodically and informally with our CEO throughout the year ended December 31, 2008. The compensation committee charter can be found on our website under “About Axion; Corporate Governance; Committees,” at www.axionpower.com.

Technology Committee – Our board of directors has created a technology committee that consists of Messrs. Averill and Granville. Mr. Averill serves as chairman of the technology committee. The technology committee provides board-level oversight, guidance and direction to our R&D staff, supervises the activities of our Technical Advisory Board, evaluates and makes recommendations with respect to the acquisition and licensing of complementary and competitive technologies and supervises the activities of our intellectual property lawyers.

The technology committee did not formally meet  during the year-ended December 31, 2009 but it did meet informally with our CTO and other members of the R&D and manufacturing teams during the year-ended December 31, 2009.

We do not have a nominating committee – Given the relatively small size of our board of directors and the desire to involve the entire board of directors in nominating decisions, we have elected not to have a separate nominating committee, and the entire board of directors currently serves that function. With respect to director nominees, our board of directors will consider nominees recommended by stockholders that are submitted in accordance with our By-Laws. We do not have any specific minimum qualifications that our board believes must be met by a board recommended nominee for a position on our board of directors or any specific qualities or skills that our board believes are necessary for one or more of our directors to possess. We also do not have a specific process for identifying and evaluating nominees for director, including nominees recommended by security holders. The board has not paid fees to any third party to identify or evaluate potential board nominees.

Item 11 Executive Compensation

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to the year ended December 31, 2009.  The Named Executive Officers are as shown. We did not have any non-equity incentive plans, pension plans or deferred compensation plans during the year ended December 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total Compensation ($)
Thomas Granville CEO and Director (5)	2009	324,000				23,458	347,458
Thomas Granville CEO and Director (5)	2008	324,000	250,000		79,872	31,493	685,365
Edward Buiel Vice President and CTO	2009	180,000				18,230	198,230
Edward Buiel Vice President and CTO	2008	180,000	125,000	141,500	95,436	16,920	558,856
Donald Hillier CFO (6)	2009	150,000				19,643	169,643
Donald Hillier CFO (6)	2008	86,538		166,500	179,244	10,274	442,556
Robert Nelson VP Manufacturing Eng.	2009	132,000				7,408	139,408
Robert Nelson VP Manufacturing Eng.	2008	132,000				16,582	148,582

1.	Salaries are presented as the contractual amount earned for the year, regardless of date of payment.

2.	Discretionary bonuses are not made pursuant to any specific bonus plan. Bonuses cited were awarded and paid in 2008.

3.	Stock and option awards were granted pursuant to the individual employment contracts. Options are valued using the Black-Scholes-Merton option pricing model.

4.
Other compensation includes Company perquisites relating to car allowances, personal use of company cars, accrued vacation payments, moving expenses with related gross-up, other earned compensation, as well as healthcare premiums paid under the group health plan.

5.
During 2008, $627,375 of the compensation reported to Mr. Granville was remitted to Gallagher Elevator Co. (Gallagher) pursuant to his 2005 employment contract.  Remaining payments were remitted directly to Mr. Granville through our payroll department.

6.
Mr. Hillier joined the Company on June 19, 2008.  Salary and other compensation cited for 2008 reflects the apportionment of these expenses based on his dates of service for that year.  Mr. Hillier served as our CFO throughout fiscal year 2009 and was terminated as the Company’s CFO on February 5, 2010.

7.	Mr. Conway resigned from his position as our Chief Financial Officer in June 2008.

During 2008, we entered into executive employment agreements with Thomas Granville, Edward Buiel, and Donald Hillier (who was terminated from employment on February 5, 2010). These agreements generally require each executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of our executives will participate in our standard employee benefit programs, including medical/hospitalization insurance as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties.  The provisions of the individual agreements are summarized below:

•
Under the terms of his employment agreement effective June 2008, which has a term of two years, Mr. Granville receives an annual salary of $324,000, an annual car allowance of $9,000, a signing bonus of $250,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 90,000 shares of our common stock at a price of $2.50 per share that vests over 24 months beginning in June 2008.

•
Under the terms of his employment agreement effective June 2008, which had a term of two years and a potential term extension to May 31, 2011, Mr. Buiel receives an annual salary of $180,000, an annual car allowance of $6,000, a signing bonus of $110,000 and a future extended term bonus of $50,000 if the executive is still in the employ of the Company on June 1, 2011, bonuses as determined by the compensation committee, and a 5-year option to purchase 100,000 shares of our common stock at a price of $2.50 per share with 50% cliff vesting on each of December 31, 2009 and December 31, 2010 respectively.  Mr. Buiel also received 30,000 shares of the Company's common stock vesting during December 2009, and 50,000 shares of the Company's common stock to vest on June 15, 2011.

•
Under the terms of his employment agreement effective June 2008, which had a term of three years, Mr. Hillier received an annual salary of $150,000, an annual car allowance of $9,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 180,000 shares of our common stock at a price of $2.50 per share that vests over 36 months beginning in June 2008.  Mr. Hillier also received 90,000 shares of the Company's common stock with vesting to occur in equal 30,000 shares on the next 3 anniversary dates of his employment agreement.  Mr. Hillier served as our CFO throughout fiscal year 2009 and was terminated as the Company’s CFO on February 5, 2010.

•
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

Outstanding Equity Awards At 2009 Fiscal Year-End

	Option Awards				Stock Awards
	Non-Plan		Equity Incentive Plan Awards				Market	Equity Incentive Plan Awards
	Number of shares underlying unexercised options					Number	Value	# Shares	Market Value
Name	# Exercisable	# Unexercisable	Unearned	Option Exercise Price	Option Expiration Date	Shares or units of stock that have not vested		Unearned shares, units, or other rights not vested		Footnotes
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Granville, Tom	180,000	0		$2.50	varies through 4/30/12					Issued pursuant to April 2005 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Granville, Tom	71,250	18,750		$2.50	varies through 06/15/15					Issued pursuant to June 2008 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Buiel, Edward	90,000	0		$4.00	varies through 8/31/13					Issued pursuant to Sept 2005 Executive Employment Agreement. Options expire 5 years after monthly vest date

Buiel, Edward	50,000	0		$3.75	12/29/2015					Options issued pursuant to Dec 2006 Executive Employment Agreement. Lump sum vesting date - 12/29/2009

	Option Awards				Stock Awards
	Non-Plan		Equity Incentive Plan Awards					Equity Incentive Plan Awards
	Number of shares underlying unexercised options					Number	Market Value	# Shares	Market Value
Name	# Exercisable	# Unexercisable	Unearned	Option Exercise Price	Option Expiration Date	Shares or units of stock that have not vested		Unearned shares, units, or other rights not vested		Footnotes
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Buiel, Edward	0	50,000		$3.75	12/29/2016					Options issued pursuant to Dec 2006 Executive Employment Agreement. Lump sum vesting date - 12/29/2010

Buiel, Edward	0	100,000		$2.50	05/31/2016					Issued pursuant to June 2008 Executive Employment Agreement. Lump sum vesting date - 05/31/2011

Buiel, Edward								50,000	$90,500	Restricted Stock Grant issued pursuant to June 2008 Executive Employment Agreement - Lump sum Vesting Date 05/31/2011

Hillier, Don								90,000	$166,500	Restricted Stock Grant issued pursuant to June 2008 Executive Employment Agreement - Vesting 1/3 per year through 06/16/2011

Hillier, Don	90,000	90,000		$2.50	varies through 06/15/16					Issued pursuant to June 2008 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Nelson, Robert	108,000	0		$5.00	varies through 12/01/2015					Options issued pursuant to Dec 2007 Executive Employment Agreement. Vesting monthly through Dec 1, 2010

Nonqualified deferred compensation

We had no non-qualified deferred compensation plans during year ended December 31, 2009.

Post-Termination Compensation

We have not entered into severance or change in control agreements with any of our named executive officers or other members of the executive management team, although our employment agreements with certain members of management do call for immediate vesting of options upon a 50% change in control. No awards of equity incentives under our 2004 Incentive Stock Plan or awards of options under our 2004 Outside Directors Stock Option Plan provide for immediate vesting upon a change in control other than a restricted stock grant of 36,000 shares issued to Robert Nelson in 2009. However, the compensation committee has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards.   Due to the recent termination of Mr. Hillier, there is ongoing discussion between Mr. Hillier and us regarding any potential post termination compensation.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors for services rendered during the year ended December 31, 2009.

	Fees
	Earned or		Option
	Paid in	Stock	Awards
	Cash ($)	Awards	($)
Name	(1)	($)	(3)	Total ($)
Thomas Granville	(2)
Dr. Igor Filipenko (4)	0			0
Robert G. Averill	42,500			42,500
Dr. Howard K. Schmidt	40,000			40,000
Michael Kishinevsky	36,500			36,500
Glenn Patterson	36,500		33,396	69,896
Stanley A. Hirschman	44,500		33,396	77,896
D. Walker Wainwright	45,000		33,396	78,386
David Gelbaum (5)	0			0
David Anthony (5)	0			0
Joseph Bartlett (5)	0			0

1.	Fees are presented based on the amount earned. All fees presented have been paid in full as of January 8, 2010.

2.
Mr. Granville received no compensation during 2009 for his service as a Director, as he served as our CEO during that time period.  For a summary of the compensation received by him as CEO during 2009, see Summary Compensation Table above.

3.
Three directors were reelected to serve on the Board of Directors at the Annual Meeting held on June 25, 2009.  Each director reelected received 42,855 five-year options with an exercise price of $1.40 per share, pursuant to the 2004 Outside Directors Stock Option Plan. The options granted shall vest at the rate of 14,285 per year commencing on the date of the company's annual meeting, so long as the director serves as a member of the board on the date of such meeting. The options are valued using the Black-Scholes-Merton option pricing model.

4.	On January 11, 2010, Dr. Igor Filipenko gave notice of his resignation as a director of the Company, effective immediately.

5.
David Gelbaum, David Anthony and Joseph Bartlett were added to the Board as a condition of the Quercus Trust Amendment to Warrants and Securities Purchase Agreement. These members received no compensation for 2009.  Mr. Gelbaum resigned as a director on March 3, 2010.

The members of our board of directors are actively involved in various aspects of our business ranging from relatively narrow board oversight functions to providing hands-on guidance to our executives and scientific staff with respect to matters within their personal experience and expertise. We believe that the active involvement of all directors in our principal business and policy decisions increases our board of directors’ understanding of our needs and improves the overall quality of our management decisions. In recognition of the substantial time and personal effort that we require from our directors, we have adopted director compensation policies that provide for higher director compensation than is typically found in companies at our early stage of development.

Only non-management directors are compensated separately for service as members of our board of directors. Each of our non-management directors received the following components of compensation for the period January 1, 2009 through December 31, 2009:

•	A basic annual retainer of $25,000 for service as a director;

•	A supplemental retainer of $6,000 for service as chairman of any committee;

•	A supplemental annual retainer of $3,000 for service as a committee member;

•	A meeting fee of $1,500 per day for each board or committee meeting attended in person or $500 for each board or committee meeting attended by telephone; and

•	Reimbursement for all reasonable travel, meals and lodging costs incurred on our behalf.

•	Options to reelected directors.

At our 2004 annual meeting, our stockholders ratified a stock option plan for independent directors that authorized the issuance of options to purchase $20,000 of our common stock for each year of service as a director. At our 2005 annual meeting, the number of shares reserved for issuance under the outside directors’ stock option plan was increased to 500,000.

For the years ended December 31, 2009, 2008, 2007, 2006, 2005 and 2004, we issued 128,585, 179,555, 0, 60,000, 70,000 and 54,000, options pursuant to our directors’ stock option plan, respectively. Of this total, no options were exercised during the year ended December 31, 2009, 193,555 options are currently vested and exercisable at a weighted average price of $2.27 per share and 116,000 options are unvested and will be exercisable at a weighted average price of $1.38 per share.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On March 17, 2010, we had 84,653,302 shares of common stock and 630,897 shares of Series A Stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 17, 2010, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock.

Beneficial ownership data in the table has been calculated based on the Securities and Exchange Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of March 17, 2010 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

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

	Common Stock	Warrant & Options (1)	Combined Ownership	Percentage

Quercus Trust (2) 1835 Newport Blvd A109 – PMB 467 Cosa Mesa, CA 92627	8,571,429	10,000,000	18,571,429	19.6%
AWM Investment Company, Inc. (3) Special Situations Cayman Fund LP (3) 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	1,754,386	—	1,754,386	2.1%
AWM Investment Company, Inc. (3) Special Situations Private Equity Fund 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	1,315,789	—	1,315,789	1.6%
AWM Investment Company, Inc. (3) Special Situations Technology Fund LP 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	798,246	—	798,246	0.9%
AWM Investment Company, Inc. (3) Special Situations Technology Fund II LP 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	4,903,509	—	4,903,509	5.8%
James E. Winner Jr. & Donna C Winner JT TEN (4) Winner Building, 32 West State Street, Sharon, PA 16146	8,245,614	—	8,245,614	9.7%
Manatuck Hill Partners, LLC (5) 1465 Post Road East Westport, CT 06880	7,200,000	—	7,200,000	8.5%
Hare & Co. (6) Bank of New York Mellon, One Wall Street, New York NY 10286 Attn Anthony V. Saviano 3rd floor / Window A	7,150,000	—	7,150,000	8.4%
Gelbaum, David (7)	8,571,429	10,000,000	18,571,429	19.6%
Averill, Robert	3,772.059	1,249,183	5,021,242	5.8%
Glenn Patterson	2,812.001	499,145	3,311,146	3.9%
Filipenko, Igor (8)	1,217,197	82,659	1,299,856	1.5%
Granville, Tom	696,596	262,500	959,096	1.1%
Buiel, Edward	311,000	165,000	476,000	*
Nelson , Robert	36,000	108,000	144,000	*
Hillier, Donald	30,000	95,000	125,000	*
Wainwright, Walker	—	13,555	13,555	*
Schmidt, Howard	—	37,500	37,500	*
Hirschman, Stan	—	30,000	30,000	*
Kishinevsky, Michael	—	29,500	29,500	*
Bartlett, Joseph	—	—	—	*
Anthony, David	—	—	—	*
Directors and officers as a group (14 persons)	17,446,282	12,572,042	30,018,324	30.9%

*	Less than 1%
(1)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholder that are presently exercisable or will become exercisable within 60 days.
(2)	The trustees of The Quercus Trust are Mr. David Gelbaum and Ms. Monica Chavez Gelbaum, each with shared voting and dispositive power over the shares held by this trust.
(2)
AWM Investment Company, Inc. (“AWM”) the general partner of and investment adviser to the Special Situations Cayman Fund, L.P.  AWM also serves as the investment adviser to, Special Situations Private Equity Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Technology Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of AWM. Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment power over the portfolio securities of each of the funds listed above.

(4)	James E. Winner Jr. & Donna C Winner jointly share voting and dispositive power over the shares.
(5)
Manatuck Hill Partners, LLC is an investment adviser acting on behalf of its clients' accounts with investments in Manatuck Hill Scout Fund, LP, Manatuck Hill Mariner Master Fund, LP, and Manatuck Hill Navigator Master Fund, LP. Seward & Kissel LLP serves as the legal representative for these accounts.  Steve Orlov & Mark Broach share voting and dispositive power over the shares.

(6)	Hare & Co. is an investment advisor operating in the U.K., with offices in New York. Blackrock Investment Managers (UK) Ltd has voting and dispositive power over the shares.
(7)
The ownership reflected for David Gelbaum is the actual and beneficial ownership of The Quercus Trust.   The trustees of The Quercus Trust are Mr. David Gelbaum and Ms. Monica Chavez Gelbaum, each with shared voting and dispositive power over the shares held by this trust.

(8)	Includes 1,063,145 shares beneficially held by Dr. Igor Filipenko, a former director, and 236,711 shares beneficially held by his wife.

  Item 13  Certain Relationships and Related Transactions, and Director Independence

Transactions with Directors

Robert Averill—financing transactions-2009 .  In August of 2009 we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009, with $600,000 invested by Robert Averill, one of our directors.  The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan, which was paid at maturity; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014. Anti-dilution provisions apply to the warrants. On or about December 8, 2009, we borrowed an additional $541,666 from Robert Averill, one of our directors, on substantially similar terms to the bridge loans in August 2009. The new bridge loan bears no interest but has a fee of 8% of the principal amount thereof.  The holders of these notes had the right to convert the note together with interest, into any security sold by us in an institutional offering.  Robert Averill converted $171,353 of the principal amount and fee into an investment in us as part of the December 22, 2009 private placement, and $970,313 plus $29,688 in fees was repaid in December of 2009.   Upon repayment of the note, all conversion rights terminated.

Transactions with Executive Management

 See the “Executive Compensation” section for a discussion of the material elements of compensation awarded to, earned by or paid to our named executive officers. Other than as stated in the “Executive Compensation” section, we have not entered into any transactions with executive management.

Director Independence

Our board of directors has determined that six of our directors would meet the independence requirements applicable to NYSE Amex listed companies even though such standards do not apply to the Company. In the judgment of the board of directors, Messrs. Granville, Gelbaum, Bartlett and Anthony do not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” above. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Section 16(a) Reporting Compliance Disclosure

Section 16(a) of the Securities Exchange Act requires our directors, our executive officers, and any persons holding more than 10 percent of our common stock to file reports of their initial ownership of our common stock and any subsequent changes in that ownership with the SEC and us. Specific due dates for these reports have been established and we are required to disclose in this Proxy Statement any failure to file, or late filing, of such reports with respect to fiscal year 2009.

To our knowledge, based solely on a review of the Section 16(a) reports furnished to us and written representations that no other reports were required to be filed pursuant to Section 16(a) and the related rules of the SEC, for transactions occurring in fiscal year 2009, our officers, directors and holders of more than 10% of our common stock filed all Section 16(a) reports on a timely basis, other than as described below.  For transactions occurring in fiscal year 2009, one or more Forms 4 (Statement of Changes of Beneficial Ownership) was inadvertently filed late for each of the following persons, as indicated: Mr. Robert Averill, a member of our board of directors (three filings disclosing a total of three transactions); Stanley Hirschman, a member of our board of directors (one filing disclosing three transactions); D. Walker Wainwright, a member of our board of directors (one filing disclosing four transactions, including one in 2008 and three in 2009); Glenn Patterson, a member of our board of directors (1 filing disclosing 10 transactions including 1 in 2007, 4 in 2008 and 5 in 2009), and 2nd Amended Trust for the Benefit of Security Holders of Mega-C Power Corporation, a person holding more than 10 percent of our common stock (two filings disclosing a total of none transactions).  For transactions occurring in fiscal year 2009, one or more transactions were not reported on Form 4: James Winner (1 transaction), Hare Advisors (1 transaction), Manatuck Hill Partners, LLC (1 transaction), and Igor Filipenko (1 known transaction).

Item 14  Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

The following table sets forth the fees billed through January 2010 for services rendered by EFP Rotenberg, LLP. During fiscal years ended December 31, 2009 and 2008, respectively. The table does not reflect $52,250 in fees accrued but not paid for 2009 and 2008.

Fee Category	EFP Rotenberg, LLP (1) 2009 Fees	Rotenberg & Co. LLP 2008 Fees
Audit Fees (2)	$81,507	$94,524

Audit-Related Fees (3)-registration statement consents	$4,586	$13,686

Tax Fees	$14,000	$20,375

All Other Fees	$0	$0

(1)  On October 8, 2009, Axion Power International, Inc. received notice that its current auditors, Rotenberg and Co., LLP, had resigned in connection with their merger with EFP Group, which was effective as of October 1, 2009.  The Company has engaged the new firm resulting from the merger, EFP Rotenberg, LLP, to continue as the Company's independent registered public accounting firm.  All of the partners and employees of Rotenberg and Co., LLP and EFP Group have joined the new firm, EFP Rotenberg, LLP.  EFP Rotenberg, LLP is currently registered with the PCAOB.

(2) Audit Fees are fees for professional services performed by EFP Rotenberg, LLP and Rotenberg & Co. LLP for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our 10-Q filings billed during the fiscal years ended December 31, 2009 and 2008, respectively.

(3) Fees paid in connection with the issuance of consents for registration statements.

Audit Committee Preapproval of Registered Public Accounting Firm Services

Our independent registered public accounting firm will provide audit, review and attest services only at the direction of, and pursuant to engagement fees and terms approved by, the audit committee. Such engagement will be pursuant to a written proposal, submitted to the audit committee for review and discussion. If acceptable, the audit committee will engage the independent registered public accounting firm pursuant to a written retention agreement, duly approved by the audit committee. As proscribed by Section 10A(g) of the Securities Exchange Act of 1934, certain non-audit services may not be provided by our independent registered public accounting firm, including bookkeeping or other services related to our accounting records or financial statements; financial information systems design and implementation; appraisal or valuation services, fairness opinions, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions or human resource functions, broker or dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

The audit committee has reviewed the proposed retention for compliance with three basic principles, violations of which would impair the independent registered public accounting firm’s independence: (1) an independent registered public accounting firm cannot function in the role of management, (2) an independent registered public accounting firm cannot audit his or her own work, and (3) an independent registered public accounting firm cannot serve in an advocacy role for our company. If the audit committee determines that the proposed retention does not and will not violate these principles, it may authorize, in writing, the retention of the independent registered public accounting firm for the agreed scope of non-audit services and compensation structure.

The Company does not currently have an audit committee financial expert due to the various experiences of those directors on its audit committee.  Due to the Company’s limited resources and stage of development, it is not able to select from as large a pool of potential directors as other public companies and seeks to attract those directors, who present an overall composite of characteristics beneficial to the Company.  At this time, the Company has not been successful in finding a director with the sought profile who would also qualify as an audit committee financial expert.  Furthermore, in order to compensate for the lack of a financial expert, the audit committee engages consultants with financial expertise in specific areas on an as-needed basis. Although the Company has no current plans to seek an individual who so qualifies, it will re-examine this priority in future years as appropriate and certainly should it become so necessary in compliance with future regulatory requirements.

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
4.14
Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series A Convertible Preferred Stock, Par Value $.0001 Per Share, of Axion Power International, Inc. dated February 24, 2010

9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2
10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004	(A)
10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005	(C)
10.13	Retainer Agreement dated January 2, 2004 between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

Table of Contents

10.17	Loan agreement dated January 31, 2006 between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan.	(14)
10.18	Security agreement dated January 31, 2006 between Axion Battery Products, Inc. as debtor and Robert Averill as secured party.	(14)
10.19	Security agreement dated January 31, 2006 between Axion Power International, Inc. as debtor and Robert Averill as secured party.	(14)
10.20	Promissory Note dated February 14, 2006 between Axion Battery Products, Inc. as maker and Robert Averill as payee.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement dated February 14, 2006 between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors.	(14)
10.23	Asset Purchase Agreement dated February 10, 2006 between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller.	(14)
10.24	Escrow Agreement dated February 14, 2006 between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents.	(14)
10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, dated as of September 27, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)
10.27	Amendment No. 1 to Consulting Agreement, dated as of October 31, 2007, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr.	(16)
10.28	Securities Purchase Agreement dated as of January 14, 2008, by and between Axion Power International, Inc. and Quercus Trust.	(17)
10.29	Common Stock Purchase Warrant dated January 14, 2008, executed by Axion Power International, Inc.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement dated as of September 22, 2009, by and between Axion Power International, Inc. and Quercus Trust.	(22)
10.32	Securities Purchase Agreement dated as of December 18, 2009, by and between Axion Power International, Inc. and the Investors named therein.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase Agreement dated as of January 14, 2008, by and between Axion Power International, Inc. and Quercus Trust.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement, dated March 28, 2010, by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee.
14.1	Code of Business Conduct and Ethics	(6)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.
(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.

(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 26, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2008 and 2009, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Principal Executive Officer and Principal Financial Officer and Director

Dated: March 30, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Director	March 30, 2010

/s/ Robert G. Averill
Robert G. Averill	Director	March 30, 2010

/s/ Glenn Patterson
Glenn Patterson	Director	March 30, 2010

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	March 30, 2010

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	March 30, 2010

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	March 30, 2010

/s/ David Anthony
David Anthony	Director	March 30, 2010

/s/ Joseph P. Bartlett
Joseph P. Bartlett	Director	March 30, 2010