Form 10-Q
period 2010-03-31
Axion Power International, Inc.
filed 2010-05-14
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at April 16, 2010
Common Stock, $0.0001 par value	84,653,302

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

When used in this Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

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

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding warrants and options are ever exercised;

•	we depend on key personnel and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or may not improve in a timely manner; and

•	we are subject to stringent environmental regulation.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,213,747	$23,279,466
Accounts receivable	309,017	194,315
Other receivables, current	99,529	208,179
Prepaid expenses	138,523	79,987
Inventory, net	1,262,014	1,008,092
Total current assets	23,022,830	24,770,039

Property & equipment, net	4,328,760	4,216,080
Other receivables, long term	26,078	34,601
TOTAL ASSETS	$27,377,668	$29,020,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,507,173	$1,375,292
Other current liabilities	142,165	82,326
Notes payable	101,684	101,684
Total current liabilities	1,751,022	1,559,302

Deferred revenue	823,082	856,237
Derivative liabilities	970,143	1,616,788
Notes payable	624,351	649,549
Total liabilities	4,168,598	4,681,876

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding (630,897 in 2009)	-	9,069,871
Common stock-100,000,000 shares authorized $0.0001 par value
84,653,302 issued & outstanding (75,767,818 in 2009)	8,465	7,576
Additional paid in capital	85,669,493	76,372,520
Deficit accumulated during development stage	(62,216,760)	(60,859,150)
Cumulative foreign currency translation adjustment	(252,128)	(251,973)
Total Stockholders' Equity	23,209,070	24,338,844

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$27,377,668	$29,020,720

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED
	Three Months Ended		Inception
	March 31		9/18/2003 to
	2010	2009	3/31/2010
Product	$372,417	$327,093	$3,704,856
Service	140,010	-	140,010
Net sales	512,427	327,093	3,844,866

Cost of sales	294,842	235,687	3,198,818
Gross profit	217,585	91,406	646,048

Expenses
Research & development	1,194,388	1,233,967	19,573,014
Selling, general & administrative	945,761	881,543	22,798,668
Interest expense - related party	5,571	-	2,343,557
Impairment of assets	-	-	1,391,485
Derivative revaluation (income)	(568,432)	(1,178,690)	(790,699)
Mega C Trust share augmentation	-	-	400,000
Interest & other income	(2,093)	(8,600)	(550,886)
Loss before income taxes	(1,357,610)	(836,814)	(44,519,091)

Income Taxes	-	-	4,300
Deficit accumulated	(1,357,610)	(836,814)	(44,523,391)

Less preferred stock dividends and beneficial conversion feature	-	(281,150)	(17,693,369)

Net loss applicable to common shareholders	$(1,357,610)	$(1,117,964)	$(62,216,760)

Basic and diluted net loss per share	$(0.02)	$(0.04)	$(3.11)

Weighted average common shares outstanding	79,699,749	26,419,404	19,992,831

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31		9/18/2003 to
	2010	2009	3/31/2010

Cash Flows from Operating Activities:
Deficit accumulated	$(1,357,610)	$(836,814)	$(44,523,391)

Adjustments required to reconcile deficit accumulated
for non cash items
Depreciation	124,896	95,956	1,109,187
Interest expense	-	-	1,970,251
Impairment of assets	-	-	1,391,486
Derivative revaluations (income)	(568,432)	(1,178,690)	(790,699)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	92,779	234,908	5,430,260
Changes in operating assets & liabilities
Accounts receivable	(114,702)	(122,826)	(315,886)
Other receivables, current	108,650	57,929	(77,569)
Prepaid expenses	(58,536)	(40,516)	(135,935)
Inventory, net	(253,922)	(201,109)	(1,262,013)
Accounts payable	131,881	146,570	3,161,817
Other current liabilities	59,839	(41,925)	163,297
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(33,154)	(21,014)	910,572

Net cash used by operating activities	(1,868,311)	(1,907,531)	(32,390,204)

Cash Flows from Investing Activities
Short term investments	-	2,193,920	-
Other receivables, long term	8,523	(36,235)	(1,243,094)
Purchases of property & equipment	(237,578)	(159,045)	(5,434,660)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	(229,055)	1,998,640	(6,845,642)

Cash Flow from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Repayment of notes payable	(25,198)	-	726,036
Net proceeds from sale of common stock	-	-	45,114,228
Net proceeds from exercise of warrants	57,000	-	1,712,500
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash provided by financing activities	31,802	-	60,470,403

Net change in cash and cash equivalents	(2,065,564)	91,109	21,234,557
Effect of exchange rate on cash	(155)	(3,060)	(20,810)
Cash and cash equivalents - beginning	23,279,466	3,124,168	-
Cash and cash equivalents - ending	$21,213,747	$3,212,217	$21,213,747

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position  and results of operations and cash flows as of and for the periods ended March 31, 2010 and 2009, as well as the cumulative period from inception through March 31, 2010. The consolidated balance sheet as of December 31, 2009 has been derived from those audited consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.  Certain adjustments are of a normal, recurring nature. Operating results for the interim period are not necessarily indicative of results expected for the year ending December 31, 2010.

2.	Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on ASC 605-25 “Revenue Recognition - Multiple-Deliverable Revenue Arrangement” that will become effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on the consolidated financial statements.

In January 2010, the Company adopted (ASU) No. 2010-06 , “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements), which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820), Fair Value Measurements. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3method, which is used to price the hardest to value instruments. The guidance is effective for any fiscal year that begins after December 15, 2009, and it should be used for quarterly and annual filings. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

3.	Inventory

Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and inventory balances to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities. As of March 31, 2010, inventory consisted of $617,070 of raw materials and $784,549 of work in process, finished goods, and finished subassemblies less an inventory reserve of $139,606.

4.	Derivative liabilities

The Company has issued certain warrants which contain conventional anti-dilution provisions and down round protection for adjustment of the exercise price should the Company issue additional shares of common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than the current exercise price of these outstanding warrants. On December 31, 2009, 1,485,714 warrants were classified as derivative liabilities consistent with the provisions of ASC topic 815-40.  The Company has issued certain warrants which contain conventional anti-dilution provisions and down round protection for adjustment of the exercise price should the Company issue additional shares of common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than the current exercise price of these outstanding warrants. On December 31, 2009, 1,485,714 warrants were classified as derivative liabilities consistent with the provisions of ASC topic 815-40.

On February 9, 2010, 100,000 warrants valued at $78,213 were exercised at $0.57 per share.  Using the Black-Scholes-Merton stock option valuation model, the reduction in the fair value of the Company’s remaining 1,385,714 derivative liabilities was primarily driven by the decrease in stock price from $1.56 per share on December 31, 2009 to $1.15 per share on March 31, 2010, yielding a gain of $568,432 for the three months ended March 31, 2010.

The assumptions noted in the following table were used for the derivative revaluations for the period ended March 31, 2010.

Risk-free interest rate	1.6%
Dividend yield	$ -
Expected volatility	56.2%
Expected term (in years)	3.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.	Warrants

The following table provides summary information on warrants outstanding as of March 31, 2010. There were no new warrants issued during the first three months of 2010.
	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2009	13,965,433	$1.36	3.1
Granted	-	-	-
Exercised	(100,000)	0.57	-
Forfeited or lapsed	-	-	-
Warrants outstanding at March 31, 2010	13,865,433	$1.37	2.8

As of March 31, 2010, 1,385,714 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the statement of operations.

On or about March 15, 2010 Axion Power International, Inc., Traci and William Ahearn, Sally Fonner and Dr. James Smith (“Axion and the Four Shareholders”) entered into a settlement agreement with Banca M.B., Sp.A. under which Banca M.B. Sp.A. has paid to Axion and the Four Shareholders the sum of $490,000 in full settlement of all claims from the issue of stock relating to the exercise of 301,700 warrants. These warrants with a price of $2.00 per share were exercised on a cashless basis and sold to Banca M.B., Sp.A in December 2005 with expected proceeds of $758,290. The division of the settlement proceeds among Axion and the Four Shareholders has as yet to be agreed upon. The Company will continue to treat the 301,700 shares of stock previously issued upon exercise of these warrants as unpaid pending an agreed upon settlement.

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

At March 31, 2009, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. These shares were fully converted during 2009. For the three months ending March 31, 2009, $37,117 in dividends was accrued. No shares of 8% Cumulative Convertible Senior Preferred stock were outstanding and no dividends were accrued for the same period in 2010.

At March 31, 2010, no shares of Series A Convertible Preferred stock were issued and outstanding.  At March 31, 2009, 718,997 shares of Series A Convertible Preferred stock were issued and outstanding.  For the three months ending March 31, 2009, $244,033 in dividends was accrued. On November 30, 2009, holders of Series A Preferred shares elected to convert the remaining shares into the Company’s common stock, therefore no dividends accrued subsequent to this election. On January 26, 2010, a shareholder converted 100,000 Series A Preferred shares along with accrued dividends of $525,277 into 1,426,960 shares of the Company’s common stock, and the remaining 530,897 shares of Series A Convertible Preferred Stock were converted into 7,358,524 shares of common stock pursuant to an amendment to the Series A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010. There were no shares of Preferred Stock issued and outstanding and no dividends recorded as of March 31, 2010.

7.	Equity Compensation

The Company has adopted ASC 718 “Compensation – Stock Compensation” whereby employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”.  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached, or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

During the three months ended March 31, 2010, the Company granted a total of 272,000 contractual stock options to two employees at an exercise price of $1.50 per share. 8,000 of these options vested in March 2010 upon execution of their employment contracts, with the balance vesting at a rate of 8,000 per month beginning June 30, 2010 .  These options are exercisable for a period of five years from vesting date. These options are valued at $189,396, utilizing the Black-Scholes-Merton model with $52,610 of expense expected to be recorded during 2010.

The assumptions noted in the following table were used for the options granted for the period ended March 31, 2010.

Risk-free interest rate	3.1%
Dividend yield	$ -
Expected volatility	58.2%
Expected term (in years)	5.9

The compensation cost that has been charged against income for options was $79,840 for the period ended March 31, 2010. The impact of this expense was to increase basic and diluted loss per share by $.001 for the period ended March 31, 2010.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the period ended March 31, 2010, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

The following table provides summary information on all outstanding options as of March 31, 2010, based on the grant date for options:

		2010
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02	4.1
Granted	280,000	$1.56	$0.70
Exercised	-	$-	$-
Forfeited or lapsed	(209,200)	$3.19	$0.99
Options outstanding at March 31, 2010	1,954,270	$2.55	$0.98	4.2	$0
Options exercisable at March 31, 2010	1,017,205	$3.02	$1.14	2.8	$0

The weighted-average grant date fair value of options granted during the period ended March 31, 2009 was $0.90. There were no options exercised during the period ended March 31, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summary information on all non-vested stock options as of March 31, 2010:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2009	806,315	$0.87
Options granted	280,000	0.70
Options forfeited or lapsed	(114,000)	0.94
Options vested	(35,250)	0.78
Options subject to future vesting at March 31, 2010	937,065	$0.81

As of March 31, 2010, there was $835,529 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.1 years. The total fair value of options which vested during the period ended March 31, 2010 was $27,634 ($42,135 during the comparable period ended March 31, 2009).

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

If the Company had generated earnings during the period ended March 31, 2010, the Company would have added 9,746,803 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the period ended March 31, 2009, the Company would have added 9,685,345 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

9.	Comprehensive Income and Significant Non-Cash Transactions

ASC 220 “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended March 31, 2010 and 2009 are as follows:

	2010	2009
Deficit accumulated during development stage	$(1,357,610)	$(1,117,964)
Foreign currency translation adjustment	$(155)	$(3,060)
Comprehensive Income/(loss)	$(1,357,765)	$(1,121,024)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended March 31, 2010 and 2009.

	2010	2009
Dividend accrued to preferred stock - Senior	$-	$37,117
Dividend accrued to preferred stock - Series A	$-	$244,033

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.	Commitments and Contingencies

Employment Agreements:

The Company has entered into executive employment agreements with Thomas Granville, Edward Buiel, Jr., Charles R. Trego, Phillip S. Baker, and Robert Nelson. Donald T. Hillier, the former CFO, was terminated from employment on February 5, 2010. These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance and reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties. The provisions of the individual agreements set forth in the following table:

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/23/08	2-year	$324,000	90,000	$2.50	Monthly	0
Charles R. Trego (2)	CFO	4/1/10	3-year	$225,000	265,000	$1.50	Monthly	0
Dr. Edward Buiel (3)	VP and CTO	6/23/08	2-year	$180,000	100,000	$2.50	05/31/10	80,000
Philip S. Baker (4)	COO	4/1/10	3-year	$199,800	230,000	$1.50	Monthly	0
Dr. Robert Nelson (5)	VP Mfg. Eng.	12/1/07	2-year	$132,000	108,000	$5.00	Monthly	36,000
Donald T. Hillier (6)	CFO(former)	6/18/08	3-year	$150,000	180,000	$2.50	Monthly	90,000

1.
Thomas Granville. On June 23, 2008, the Company entered into an Executive Employment Agreement with Thomas Granville as Chief Executive Officer. Pursuant to this agreement, Mr. Granville receives an annual salary of $324,000 for the period commencing June 1, 2008, and terminating May 31, 2010. Mr. Granville’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Mr. Granville’s and the Company’s performance. In addition, Mr. Granville received a signing bonus of $250,000, paid 50% within ten (10) days of the execution of the agreement and 50% upon receipt of the final $10,000,000 investment from the Quercus Trust. The Company also granted Mr. Granville an option to purchase 90,000 shares of our common stock at a price of $2.50 per share at a vesting rate of 3,750 shares per month through the term of the agreement. Mr. Granville is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs. Mr. Granville's contract has been automatically renewed by the Company for an additional one year term, expiring May 31, 2011, upon the same terms and conditions as the existing contract.

2.
Charles R. Trego. On April 1, 2010, the Company entered into an Executive Employment Agreement with Charles R. Trego as Chief Financial Officer. Under the terms of his employment agreement, which has a term of three years, Mr. Trego receives an annual salary of $225,000, which is subject to review after the initial six month term of the agreement and annually thereafter, an annual car allowance of $9,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 265,000 shares of our common stock at a price of $1.50 per share. 27,000 options shall vest upon execution of this contract and, beginning in June 2010, 7,000 options will vest monthly through the remaining 34 months of this contract.

3.
Dr. Edward Buiel. On June 23, 2008, the Company entered into an Executive Employment Agreement with Dr. Edward Buiel as Vice President and Chief Technology Officer. Pursuant to this agreement, Dr. Buiel receives an annual salary of $180,000 for the period commencing June 1, 2008 and terminating May 31, 2010. Dr. Buiel’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Dr. Buiel’s and the Company’s performance. In addition, Dr. Buiel received a signing bonus of $110,000, paid 90% within ten (10) days of the execution of the agreement and 10% upon the receipt of the final $10,000,000 investment from the Quercus Trust. Also, if Dr. Buiel is still employed with the Company on June 1, 2011, he will receive a bonus of $50,000, notwithstanding any other bonus arrangement. The Company also reconfirmed Dr. Buiel’s option to purchase 100,000 shares of our common stock, which had been previously granted in his prior Executive Employment Agreement dated December 29, 2006. These existing options remain exercisable at a price of $3.75 per share and vest 50% on December 29, 2009 and 50% on December 29, 2010 assuming Dr. Buiel is still employed by the company on each of those respective dates. In addition, Dr. Buiel was granted an option to purchase 100,000 shares of our common stock in recognition of the opportunity cost associated with the one year extension of his new Executive Employment Agreement. These options are exercisable at a price of $2.50 per share and shall vest on May 31, 2011. Dr Buiel was also granted 80,000 shares of common stock, of which 30,000 vests on December 29, 2009, and 50,000 will vest on May 31, 2011. Dr. Buiel is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs. Certain of these equity awards were awarded under Dr. Buiel’s 2006 employment agreement and the terms of such awards have been incorporated into his new Executive Employment Agreement.

Dr. Bueil's contract expires on May 31, 2010, and he has given notice of his intent not to renew his contract under the same terms.  The Company is currently in negotiations with Dr. Bueil; however, there can be no assurance as to whether his employment will be extended, and if so, under what terms.  If Dr. Bueil's contract is not renewed, there would be the transition and training expense of a replacement either as an internal promotion or outside hire.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.
Philip S. Baker. On April 1, 2010, the Company entered into an Executive Employment Agreement with Philip S. Baker as Chief Operating Officer. Under the terms of his employment agreement, which has a term of three years, Mr. Baker receives an annual salary of $199,800,which is subject to review after the initial six month term of the agreement and annually thereafter, an annual car allowance of $6,000, and a 5-year option to purchase 230,000 shares of our common stock at a price of $1.50 per share, of which 26,000 options shall vest upon execution of this contract and, beginning in June, 2010, 6,000 options will vest monthly through the remaining 34 months of this contract.

5.
Dr. Robert F. Nelson. Under the terms of his employment agreement effective December 2007, which has a term of two years, and was automatically renewed and will expire in December 2010, Dr. Nelson receives an annual salary of $132,000 and bonuses as determined by the compensation committee. In addition, Dr. Nelson receives an option to purchase 108,000 shares of our common stock at a price of $5.00 per share and 36,000 shares of restricted common stock, each that vest over three years from the effective date of his employment agreement.

6.
Donald T. Hillier. Under the terms of his employment agreement effective June 2008, which had a term of three years, Mr. Hillier received an annual salary of $150,000, an annual car allowance of $9,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 180,000 shares of our common stock at a price of $2.50 per share that vests over 36 months beginning in June 2008.  Mr. Hillier also received 90,000 shares of the Company's common stock with vesting to occur in equal 30,000 shares on the next 3 anniversary dates of his employment agreement.  Mr. Hillier served as our CFO throughout fiscal year 2009 and was terminated as the Company’s CFO on February 5, 2010. The parties are working out the terms of the separation.

The Company has no retirement plans or other similar arrangements for any directors, executive officers or employees.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.	Subsequent Event

Effective April 1, 2010, the Company entered into employment agreements with two new officers, which are described in Note 10 to these condensed consolidated financial statements.

On April 1, 2010, our Chief Financial Officer, Charles R. Trego was granted an option to purchase 265,000 shares of our common stock. The exercise price of the option is $1.50 per share. 27,000 of the option vested upon signing the employment contract and the remainder vests at the rate of 7,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $185,364, utilizing the Black-Scholes-Merton model with $46,341 expected to be recorded during 2010.

On April 1, 2010, our Chief Operating Officer, Philip S. Baker was granted an option to purchase 230,000 shares of our common stock. The exercise price of the option is $1.50 per share. 26,000 of the option vested upon signing the employment contract and the remainder vests at the rate of 6,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $160,884, utilizing the Black-Scholes-Merton model with $40,221 expected to be recorded during 2010.

On May 11, 2010, an employee was granted a 5-year option to purchase 195,000 shares of our common stock at a price of $1.50 per share.  25,000 of these options vested upon execution of the employment contract and beginning in June 2010, 5,000 options will vest monthly through the remainder of the contract. These options are valued at $136,404, utilizing the Black-Scholes-Merton model with $34,101 expected to be recorded during 2010.

On April 19, 2010, 100,000 warrants issued to placement agents were exercised with an exercise price of $57,000.

On May 11 2010, we were awarded federal contract number N00014-10-C-0094 for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This final contract provides $1,004,747 to us for this project, and we would expect to commence activities immediately. The project initially proposed in December 2006 and January 2007 was presented to branches of the Armed Forces. In February 2007, after receiving a letter of support from the Office of Naval Research, we submitted a proposal to the Department of Defense. The proposal to further study the applicability of our PbC technology for use in military assault vehicles, was sponsored by a U.S. Congressman, but not approved in the 2008 federal budget. We were chosen for the award once the project was approved by the U.S. Congress in their 2009 budget.  Under the program, we will be working with the U.S. Navy and Marine Corps to study the feasibility of utilizing one of our PbC ® products in their assault and silent watch vehicles.

On April 21 2010, it was announced that our $3,000,000 proposal for the second phase of this project was recommended for approval, and advanced to final sub-committee hearings, by Pennsylvania’s two U.S. Senators and a Congressman from nearby Ohio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, Axion Power Corporation, our wholly owned subsidiary (“APC”), has been engaged in research and development of new technology for the production of lead-acid-carbon energy storage devices that we refer to as our PbC devices. As of December 31, 2003, APC engaged in a reverse acquisition with Tamboril, a public shell company. Tamboril was originally incorporated in Delaware in January 1997, operated a wholesale cigar business until December 1998, and was an inactive public shell thereafter until December 2003. The information presented herein relates to the operations of APC, the accounting acquirer. Tamboril, the legal acquirer, changed its name to Axion Power International, Inc. We formed a new corporation, Axion Power Battery Manufacturing Inc., which purchased the foreclosed assets of a failed battery manufacturing plant and now conducts our manufacture of specialty batteries.

 Since inception, the Company has received $60.5 million in cash generated from financing activities of which $39.3 was used to fund development activities, capital expenditures, and working capital. Management believes the cash balance at March 31, 2010 of $21.2 million will support operations through 2012.

During 2010, we have continued to make improvements to our production processes including capital acquisitions and enhancement of quality control systems. We  continue to engineer and improve our first automated electrode manufacturing line. Manufacturing activity for 2010 has consisted of continued production of PbC prototype and test batteries, as well as manufacturing traditional batteries pursuant to sales orders. Manufacturing traditional batteries enables us to train factory personnel, test systems and make production and quality improvements that will ultimately benefit future PbC battery production.  Additionally, some of the proceeds from the December 2009 private placement are being used to complete our first electrode production line and add the proper automated quality control process. This basic line will then be duplicated and improved as additional electrode production lines are added to allow us to achieve meaningful commercialization levels. We will also use the proceeds from sales of our prototype  batteries to fund our ongoing operations including working capital.

Key Performance Indicators

Because we are an early stage development company, typical financial measures are not particularly relevant or helpful in the assessment of company operations.

We utilize appropriate non-financial measures to evaluate the performance of our R&D and demonstration projects. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The single most significant financial metric for us is the adequacy of working capital in order to continue to fund our R&D efforts and move to the commercialization of our proprietary product. Capital is also necessary to fund the equipment and methods required to progress from demonstration projects to commercial deployment as well as working capital. We believe we can maintain operations and fund R&D and production through 2012 without further capital infusions.

We believe we need to continue to characterize and perfect our products in house and through a limited number of demonstration projects before moving into commercial production. While the results of this work are moving toward that goal, we cannot provide assurance that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our technology.

We must devise methodologies to manufacture our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercially produce our product.

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

Financing Activities

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

2009 Secured Bridge Loan Financing.  In August of 2009, we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009 and an additional $541,666 on December 8, 2009.  The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014.  $371,353 of the principal amount and fee was converted into an investment in us as part of the December 22, 2009 private placement described below, and $970,313 of principal amount and accrued fees thereon was repaid in December of 2009.   Upon repayment of the note, all conversion rights terminated.

The December 2009 Private Placement. On December 18, 2009, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue common stock at a price of $0.57 per share for total gross proceeds of $26,081,816 and net cash proceeds of $24,928,323 after “breakup” fees and cash offering costs. The transaction was consummated on December 22, 2009, and on April 19, 2010 the registration statement covering these shares was declared effective.

On February 9, 2010, 100,000 warrants issued to placement agents were exercised with an exercise price of $57,000.

Award Activities: Grants and Contracts

On February 9, 2009, we received notice that we are the recipient of a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 initial grant, which was announced by Governor Edward Rendell on January 29, 2009, is part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages our proprietary PbC battery technologies provide in a variety of electric vehicle types including: HEVs, such as the popular Toyota Prius; “plug-ins” (PHEVs) used in commuter, delivery and other vehicles; and in electric vehicles (EVs) and converted (from combustion engine operation) EVs.

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

On December 22, 2009, the Pennsylvania Energy Development Authority awarded us a $248,650 grant to assist us in the development and deployment of an Axion PowerCube™ battery energy storage system using our PbC battery technology. The 500 kilowatt PowerCube will be built and installed at our New Castle battery manufacturing facility and will be designed to enhance a Smart Grid electrical distribution system, that will potentially include  a future solar-powered electric vehicle charging station and a potential wind-powered energy system.   We have  begun design work on this project.

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

On May 11, 2010, we were awarded federal contract number N00014-10-C-0094 for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This final contract provides $1,004,747 to us for this project. We have begun billable work and expect to be able to bill and complete at least 90% of this contract in 2010. The project initially proposed in December 2006 and January 2007 was presented to branches of the Armed Forces. In February 2007, after receiving a letter of support from the Office of Naval Research, we submitted a proposal to the Department of Defense. The proposal to further study the applicability of our PbC technology for use in military assault vehicles, was sponsored by a U.S. Congressman, but not approved in the 2008 federal budget. We were chosen for the award once the project was approved by the U.S. Congress in their 2009 budget. Under the program, we will be working with the U.S. Navy and Marine Corps to study the feasibility of utilizing one of our PbC ® products in their assault and silent watch vehicles.

On April 21 2010, it was announced that our $3,000,000 proposal for the second phase of this project was recommended for approval, and advanced to final sub-committee hearings, by Pennsylvania’s two U.S. Senators and a Congressman from nearby Ohio.

Summary of the award balances as of March 31, 2010:

Award Balance
DOD Office of Naval Research (Contract)	$1,004,747
PA Alternative Fuels Incentive Grant	605,000
Pennsylvania Energy Development Authority Grant	248,650
Pennsylvania Department of Community and Economic Development Grant	298,605
$2,157,002

Results of Operations

Overview

The comparative data below presents our results of operations for the three months ended March 31, 2010 and 2009. While certain of the data is not strictly comparable because some line items are positive and some negative, the provided percentages demonstrate the relative significance of the individual line items and also the relative changes from year to year.

Our primary activity in our current development stage consists of R&D efforts for advanced battery applications and PbC carbon electrode devices.

Statements of Operations

The following table shows the percentage relationship of the line items to the net loss applicable to the common shareholder.

	Three Months Ended
	March 31,
Statements of Operations	2010	% of net loss	2009	% of net loss
Product	$372,417		$327,093
Service	140,010		-
Net sales	512,427		327,093

Cost of sales	294,842		235,687
Gross profit	217,585	-16.0%	91,406	-8.2%

Expenses
Research & development	1,194,388	88.0%	1,233,967	110.4%
Selling, general & administrative	945,761	69.7%	881,543	78.9%
Interest expense - related party	5,571	0.4%	-	0.0%
Derivative revaluation (income)	(568,432)	-41.9%	(1,178,690)	-105.4%
Interest & other income	(2,093)	-0.2%	(8,600)	-0.8%
Loss before income taxes	(1,357,610)	100.0%	(836,814)	74.9%

Summary of Condensed Consolidated Results for the  three month periods ending March 31, 2010 compared with  March 31, 2009

Net Sales

Net sales were $0.5 million in 2010 compared to $0.3 million in 2009, an increase of $0.2 million. Service sales received from a strategic partner account for 75% of the increase in sales. Product sales of lead acid batteries account for the remaining 25% increase. Product sales stem from the sale of specialty collector, racing car, AGM, and flooded batteries. We have three customers that accounted for approximately 49% of net sales in 2010 and one customer which accounted for approximately 53% of the sales in 2009.

Cost of Sales

Cost of sales in 2010 was $0.3 million compared to $0.2 million in 2009.  The change is consistent with the increase to generate net sales.  Cost of sales represent the raw materials, components, labor and overhead to produce batteries and services sold to customers.

Research & Development Expenses

Research and development expenses were $1.2 million in 2010 and 2009. Research & development expenses are incurred to design, develop, and test advanced batteries and energy storage products based on our patented lead carbon technology. These costs include engineering and R&D labor and expenses, materials and components consumed in production for pilot products, demonstration projects, testing and prototypes. These costs also include manufacturing costs incurred for R&D activities including the creation, testing and improvement of plant production processes needed for production of our proprietary technologies.

Selling, General & Administrative Expenses

Selling, general and administrative expenses were $0.9 million in 2010 and 2009.  Selling, general and administrative expenses include employee compensation, legal, auditing, and other costs associated with our Securities and Exchange Commission filings, selling and marketing costs, investor public relations, and legal costs associated with litigation.

Derivative Revaluation

Income from derivative revaluation in 2010 was $0.6 million compared to $1.2 million in 2009, and represents a decrease in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Liquidity and Capital Resources

Our primary source of liquidity since inception has been cash generated from issuances of our equity or debt securities. From inception through fiscal year ended March 31, 2010, we generated insignificant revenue from operations. Given the receipt of financing proceeds from our December 2009 equity private placement that generated net cash proceeds of $25.0 million, we expect to be able to support operations through 2012.

We may also receive funds from  grant submissions to  the U.S. Department of Defense and Department of Energy.  While these  two events do not currently have a direct effect on liquidity, they do provide the basis for potential liquidity sources in 2010.

Cash, Cash Equivalents and Working Capital

At March 31, 2010, we had $21.2 million of cash and cash equivalents as compared to $23.2 million at December 31, 2009. At March 31, 2010 working capital was $21.3 million compared to working capital of $23.2 million at December 31, 2009.

Cash Flows from Operating Activities

Net cash used in operations for the three months ended March 31, 2010 and March 31, 2009 was $1.9 million. Our negative cash flow is consistent with our development stage of business.

Cash Flows used by Investing Activities

Net cash used by investing activities for the three months ended March 31, 2010 was $0.2 million compared to net cash provided by investing activities of $2.0 million for the same period in 2009. Activities in 2009 included cash provided by the maturity of $2.2 million of short term investments deposited into cash equivalents. Activities in 2010 focused on the procurement of equipment used in PbC development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 was less than $0.1. There were no financing activities for the three months ended March 31, 2009.

Financing Activities

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

2009 Secured Bridge Loan Financing.  In August of 2009 we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009 and an additional $541,666 on December 8, 2009.  The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014.  $371,353 of the principal amount and fee was converted into an investment in us as part of the December 22, 2009 private placement described below, and $970,313 of principal amount and accrued fees thereon was repaid in December of 2009.   Upon repayment of the note, all conversion rights terminated.

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

On December 15, 2009, in connection with the execution of the Securities Purchase Agreement, The Quercus Trust entered into a Lock Up Agreement with regard to all of its shares of our common stock held by The Quercus Trust and any warrants to purchase shares of our common stock for a period of one year, and an Amendment No. 2 to the Securities Purchase Agreement with The Quercus Trust pursuant to which it agreed (i) to waive further registration rights on shares owned by The Quercus Trust that have not yet been registered; (ii) to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share; and (iii) to pay the Company $500,000 in lieu of acquiring an additional $2,000,000 of our common stock under the Stock Purchase Agreement with the Quercus Trust.  The Amendment No. 2 further amends the September 22, 2009 Amendment No. 1 pursuant to which the exercise price of the Quercus warrants was reset to $0.75.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition.  Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective. Such material weaknesses were described in our Annual Report on Form 10-K for the year ended December 31, 2009.

No Changes in Management’s Report on Internal Control Over Financial Reporting

        During the three month period ended March 31, 2010, there were no changes in internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 15, 2010, Axion Power International, Inc., Traci and William Ahearn, Sally Fonner and Dr. James Smith (“Axion and the Four Shareholders”) have entered into a settlement agreement with Banca M.B., Sp.A. under which Banca M.B. Sp.A. has paid to Axion and the Four Shareholders the sum of $490,000 in full settlement of all claims.  As part of this settlement, the case against Banca M.B., Sp.A. by Axion and the Four Shareholders has been dismissed with prejudice; however, the cases against Mr. Masi and Brown Brothers Harriman & Company are continuing.  Axion and the Four Shareholders also have a judgment in the amount of $1,500,000 against Mercatus & Partners, Ltd. and Stephano Cevolo which is being domesticated in Italy with the intention of being executed against the assets of both Mercatus & Partners, Ltd. and Mr. Cevolo in Italy.

ITEM 1A.	RISK FACTORS

Set forth below is an update to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  For full comprehension of the risks affecting our Company, you are encouraged to review the risk factors set forth in our 2009 Annual Report in their entirety.

Risks related to our business

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

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC devices, our administrative activities, and the costs associated with being a public company. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the three months ended March 31, 2010, we had a net loss applicable to common shareholders of approximately $1.4 million.  In addition, we had cumulative losses from inception (September 18, 2003) to March 31, 2010 of $62.2 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key scientists, engineers and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Currently, all of our key employees have employment contracts that include non-compete provisions...

Dr. Bueil's contract expires on May 31, 2010, and he has given notice of his intent not to renew his contract under the same terms.  The Company is currently in negotiations with Dr. Bueil; however, there can be no assurance as to whether his employment will be extended, and if so, under what terms.  If Dr. Bueil's contract is not renewed, there would be the transition and training expense of a replacement either as an internal promotion or outside hire.

Risks relating to our common stock

The number of shares of common stock we are obligated to register could depress our stock price.

Effective May 29, 2009, we registered 3,421,036 shares of our common stock and on April 19, 2010 we registered an additional 45,757,572 shares of our common stock pursuant to registration rights agreements entered in conjunction with two private placement transactions of our common stock. The sale of a significant number of these shares may cause the market price of our common stock to decline.

We have issued a large number of warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

On April 16, 2010, we had 84,653,302 shares of common stock outstanding, (a) we have 115,000 unvested common shares that have been granted and not issued, (b) we have warrants outstanding and that, if exercised, would generate proceeds of $18,979,625 and cause us to issue up to an additional 13,865,433 shares of common stock. 1,385,714 of these warrants were classified as derivative liabilities, and (c) we have options outstanding to purchase common stock that, if exercised, would generate proceeds of $6,013,779 and result in the issuance of an additional 2,644,270 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

We are required to account for the fair market value of equity compensation awards as operating expenses. As our business matures and expands, we expect to incur increasing amounts of non-cash compensation expense, which may materially and adversely affect our future operating results.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of April 16, 2010, the latest practicable date, was $1.10 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
Dated: May 14, 2010

/s/ Charles R. Trego

Charles R. Trego, Principal Financial Officer and
Principal Accounting Officer
Dated: May 14, 2010