Form 10-Q
period 2010-06-30
Axion Power International, Inc.
filed 2010-08-13
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at August 2, 2010
Common Stock, $0.0001 par value	84,853,302

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

When used in this Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

•	we have incurred net losses since inception, and we may not be able to generate sufficient revenue and operating profit in the future to achieve or sustain profitability;

•	our planned level of operations depend upon increased revenues and/or additional financing, which may be difficult to generate given the current economic environment;

•	we may be unable to enforce or defend our ownership of proprietary technology;

•	we have never manufactured carbon electrode assemblies in large commercial quantities;

•	we may be unable to develop a cost effective alternative to conventional lead electrodes;

•	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

•	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC”) batteries;

•
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC battery technology;

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding warrants and options are ever exercised;

•	we depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or do not improve in a timely manner; and

•	we are subject to stringent environmental regulation.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,301,900	$23,279,466
Accounts receivable	262,747	194,315
Other receivables	373,424	208,179
Prepaid expenses	288,858	79,987
Inventory, net	1,256,799	1,008,092
Total current assets	20,483,728	24,770,039

Property & equipment, net	5,075,531	4,216,080
Other receivables	71,000	34,601
TOTAL ASSETS	$25,630,259	$29,020,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,512,590	$1,375,292
Other liabilities	514,622	82,326
Notes payable	101,684	101,684
Total current liabilities	2,128,896	1,559,302

Deferred revenue	1,024,398	856,237
Derivative liabilities	407,679	1,616,788
Notes payable	598,983	649,549
Total liabilities	4,159,956	4,681,876

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding (630,897 in 2009)	-	9,069,871

Common stock-125,000,000 shares authorized $0.0001 par value
84,753,302 issued & outstanding (75,767,818 in 2009)	8,475	7,576
Additional paid in capital	85,873,790	76,372,520
Deficit accumulated during development stage	(64,160,365)	(60,859,150)
Cumulative foreign currency translation adjustment	(251,597)	(251,973)
Total Stockholders' Equity	21,470,303	24,338,844

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$25,630,259	$29,020,720

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Six Months Ended		Inception
	June 30		June 30		9/18/2003 to
	2010	2009	2010	2009	6/30/2010
Product	$455,045	$277,890	$827,462	$604,983	$4,159,901
Service	17,367	-	157,377	-	157,377
Net sales	472,412	277,890	984,839	604,983	4,317,278

Costs and expenses
Product Costs	240,436	163,963	535,278	399,650	3,439,254
Research & development	1,391,721	1,223,817	2,586,109	2,457,784	20,964,735
Selling, general & administrative	1,275,271	1,132,841	2,221,032	2,014,384	24,073,939
Interest expense - related party	5,403	-	10,974	-	2,348,960
Impairment of assets	-	-	-	-	1,391,485
Derivative revaluations (income)	(496,411)	2,723,203	(1,064,843)	1,544,514	(1,287,110)
Mega C Trust share augmentation	-	-	-	-	400,000
Interest & other income	(403)	(4,098)	(2,496)	(12,698)	(551,289)
Loss before income taxes	(1,943,605)	(4,961,836)	(3,301,215)	(5,798,651)	(46,462,696)

Income Taxes	-	-	-	-	4,300
Accumulated deficit	(1,943,605)	(4,961,836)	(3,301,215)	(5,798,651)	(46,466,996)

Less preferred stock dividends and beneficial conversion feature	-	(287,992)	-	(569,142)	(17,693,369)
Net loss applicable to common shareholders	(1,943,605)	$(5,249,828)	$(3,301,215)	$(6,367,793)	$(64,160,365)

Basic and diluted net loss per share	$(0.02)	$(0.20)	$(0.04)	$(0.24)	$(2.87)

Weighted average common shares outstanding	84,732,423	26,427,019	82,229,988	26,423,233	22,373,155

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

UNAUDITED

	Six Months Ended		Inception
	June 30		9/18/2003 to
	2010	2009	6/30/2010

Cash Flows from Operating Activities:
Accumulated deficit	$(3,301,215)	$(5,798,651)	$(46,466,996)

Adjustments required to reconcile deficit accumulated
for non cash items
Depreciation	263,423	196,685	1,247,714
Interest expense	-	-	1,970,251
Impairment of assets	-	-	1,391,486
Derivative revaluations (income)	(1,064,843)	1,544,514	(1,287,110)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	229,927	470,926	5,567,408

Changes in operating assets & liabilities
Accounts receivable	(68,432)	(125,871)	(269,616)
Other receivables	(165,245)	51,419	(351,464)
Prepaid expenses	(208,871)	43,856	(286,270)
Inventory, net	(248,707)	(456,027)	(1,256,798)
Accounts payable	137,298	376,305	3,167,234
Other liabilities	432,296	12,066	535,754
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	168,161	(42,028)	1,111,887

Net cash used by operating activities	(3,826,208)	(3,726,806)	(34,348,101)

Cash Flows from Investing Activities
Escrow deposits for foreign patent applications	-	(68,160)	-
Short term investments	-	2,193,920	-
Other receivables	(36,399)	(22,016)	(1,288,016)
Purchases of property & equipment	(1,122,875)	(548,158)	(6,319,957)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	(1,159,274)	1,555,586	(7,775,861)

Cash Flow from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Repayment of notes payable	(50,566)	-	700,668
Net proceeds from sale of common stock	(55,894)	-	45,058,334
Net proceeds from exercise of warrants	114,000	-	1,769,500
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash provided by financing activities	7,540	-	60,446,141

Net change in cash and cash equivalents	(4,977,942)	(2,171,220)	18,322,179
Effect of exchange rate on cash	376	(2,935)	(20,279)
Cash and cash equivalents - beginning	23,279,466	3,124,168	-
Cash and cash equivalents - ending	$18,301,900	$950,013	$18,301,900

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.            Inventory

 Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Elements of costs include materials, labor, and overhead, and are as follows:

	June 30, 2010	December 31, 2009
Raw materials	$734,311	$364,557

Work in process, subassemblies, and finished goods, net	522,488	643,535
	$1,256,799	$1,008,092

Inventories are assessed based on the estimated net realizable value and carrying value reduced for components that are obsolete or in excess of our forecasted usage.  The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements.  The carrying value of inventory is also reviewed and compared to the estimated selling price less costs to sell and adjust our inventory carrying value accordingly. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for our products is less favorable than our forecasts, inventories may need to be reduced, which would result in additional expense.

3.           Derivative liabilities

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

On February 9, 2010, 100,000 warrants valued at $78,213 were exercised at $0.57 per share. On April 19, 2010, 100,000 warrants valued at $66,053 were exercised at $0.57 per share. Using the Black-Scholes-Merton stock option valuation model, the reduction in the fair value of the Company’s remaining 1,285,714 derivative liabilities was primarily driven by the decrease in stock price from $1.56 per share on December 31, 2009 to $0.70 per share on June 30, 2010, yielding a gain of $1,064,843 for the six months ended June 30, 2010.

The assumptions noted in the following table were used for the derivative revaluations on June 30, 2010.

Risk-free interest rate	1.0%
Dividend yield	$-
Expected volatility	59.23%
Expected term (in years)	2.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.             Warrants

The following table provides summary information on warrants outstanding as of June 30, 2010. There were no new warrants issued during 2010.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2009	13,965,433	$1.36	3.1
Granted	-	-	-
Exercised	(200,000)	0.57	-
Forfeited or lapsed	-	-	-
Warrants outstanding at June 30, 2010	13,765,433	$1.37	2.6

On December 9, 2005, in connection with a prospective offering, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 common shares of stock (the Incompletely Exercised Warrant Shares) for the purpose of selling them to a foreign partnership in a transaction that was substantially similar to one the Company entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership took possession of a stock certificate representing these shares without tendering the purchase price to either the Company or to the warrant holders and transferred the shares to two of its creditors who hold the shares as holders-in-due-course.  As such, the Incompletely Exercised Warrant Shares were not considered duly issued and were excluded from all calculations of the issued and outstanding shares of common stock in the financial statements. The Company included the Incompletely Exercised Warrant Shares as outstanding warrants, pending receipt of the exercise price from the four warrant holders, and these warrants have since expired.  On October 6, 2007 the Company retained counsel to cause the parties who have possession of the Incompletely Exercised Warrant shares to return the shares absent payment.  As of July 28, 2010, all litigation with respect to the foregoing was fully settled and dismissed.

On August 21, 2009, the Board of Directors approved the issuance of warrants to purchase not more than 1,600,000 shares of common stock at an exercise price of $2.00 per share and a term of two years to the C&T Group. As of June 30, 2010, these warrants have not yet been issued pending "mutual understanding" between the parties.

As of June 30, 2010, 1,285,714 warrants were classified as derivative liabilities. Each reporting period, the warrants are re-valued and adjusted through the caption “derivative revaluation” on the statement of operations.

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

At June 30, 2009, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. These shares were fully converted during 2009. For the six months ended June 30, 2009, $74,975 in dividends was accrued. No shares of 8% Cumulative Convertible Senior Preferred stock were outstanding and no dividends were accrued for the same period in 2010.

At June 30, 2010, no shares of Series A Convertible Preferred stock were issued and outstanding and no dividends were accrued.  At June 30, 2009, 718,997 shares of Series A Convertible Preferred stock were issued and outstanding, with $494,165 in dividends accrued. On November 30, 2009, holders of Series A Convertible Preferred stock elected to convert the remaining shares into the Company’s common stock, therefore no dividends accrued subsequent to this election. On January 26, 2010, a shareholder converted 100,000 Series A Convertible Preferred stock along with accrued dividends of $525,277 into 1,426,960 shares of the Company’s common stock, and the remaining 530,897 shares of Series A Convertible Preferred stock were converted into 7,358,524 shares of common stock pursuant to an amendment to the Series A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6.            Equity Compensation

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

The Company has adopted an incentive stock option plan covering an aggregate of 2,000,000 shares of common stock that authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The Company has also adopted an outside directors’ stock option plan covering an aggregate of 500,000 shares of common stock which provides that each eligible director will automatically be granted an option to purchase shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his terms in office. From time to time, based on the recommendations of the compensation committee of the board of directors, the Company enters into non-plan equity incentive agreements with officers, employees, attorneys and third party consultants.

During the six months ended June 30, 2010, the Company granted a total of 1,719,922 contractual stock options:

•
During 2010, the Company issued 77,922 5-year options to one of its directors, vesting 1/3 per year over the next three years. These options are exercisable at a price of $0.77 per share, expiring five years from vest date and are valued at $34,860 utilizing the Black-Scholes-Merton option pricing model, with $12,152 expected to be recorded during 2010, and the Company issued 8,000 4-year options to one of its directors, vesting immediately. These options are exercisable at a price of $3.60 per share, expiring June 25, 2014 and are valued at $14,882 utilizing the Black-Scholes-Merton option pricing model, with $14,882 recorded during 2010.

•
During March 2010, the Company granted a total of 272,000 contractual stock options to two employees at an exercise price of $1.50 per share. 8,000 of these options vested in March 2010 upon execution of their employment contracts, with the balance vesting at a rate of 8,000 per month beginning June 30, 2010.  These options are exercisable for a period of five years from vesting date. These options are valued at $189,396, utilizing the Black-Scholes-Merton model with $52,610 of expense expected to be recorded during 2010.

•
On April 1, 2010, our Chief Financial Officer, Charles R. Trego was granted an option to purchase 265,000 shares of our common stock. The exercise price of the option is $1.50 per share. 27,000 of these options vested upon signing the employment contract and the remainder vests at the rate of 7,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $185,364, utilizing the Black-Scholes-Merton model with $46,341 expected to be recorded during 2010.

•
On April 1, 2010, our Chief Operating Officer, Philip S. Baker was granted an option to purchase 230,000 shares of our common stock. The exercise price of the option is $1.50 per share. 26,000 of these options vested upon signing the employment contract and the remainder vests at the rate of 6,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $160,884, utilizing the Black-Scholes-Merton model with $40,221 expected to be recorded during 2010.

•
On April 1, 2010, an employee was granted a 5-year option to purchase 195,000 shares of our common stock at a price of $1.50 per share.  25,000 of these options vested upon execution of the employment contract and beginning in June 2010 and 5,000 options will vest monthly through the remainder of the contract. These options are valued at $136,404, utilizing the Black-Scholes-Merton model with $34,101 expected to be recorded during 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
On May 25, 2010, an employee was granted a 5-year option to purchase 108,000 shares of our common stock at a price of $1.50 per share.  6,000 of these options vested upon execution of the employment contract and beginning in June 2010, 3,000 options will vest monthly through the remainder of the contract. These options are valued at $43,344, utilizing the Black-Scholes-Merton model with $8,428 expected to be recorded during 2010.

•
On June 22, 2010, an employee was granted a 5-year option to purchase 102,000 shares of our common stock at a price of $1.50 per share.  3,000 of these options vested in June 2010, 3,000 options will vest monthly through the remainder of the contract. These options are valued at $37,125, utilizing the Black-Scholes-Merton model with $6,750 expected to be recorded during 2010.

•
On June 22, 2010, an employee was granted a 3-year option to purchase 102,000 shares of our common stock at a price of $1.50 per share.  3,000 of these options vested in June 2010, 3,000 options will vest monthly through the remainder of the contract. These options are valued at $30,426, utilizing the Black-Scholes-Merton model with $5,532 expected to be recorded during 2010.

•
On June 29, 2010, our Chief Executive Officer, Thomas Granville was granted an option to purchase 360,000 shares of our common stock. The exercise price of the option is $1.50 per share. 10,000 of these options vested upon signing the employment contract and the remainder vests at the rate of 10,000 shares per month beginning August 2010 through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options are valued at $113,112, utilizing the Black-Scholes-Merton model with $18,852 expected to be recorded during 2010.

The assumptions noted in the following table were used for the options granted for the quarter ended June 30, 2010.

Risk-free interest rate	2.3%
Dividend yield	$-
Expected volatility	58.0%
Expected term (in years)	5.7

The compensation cost that has been charged against income for options was $229,488 for the six months ended June 30, 2010. The impact of this expense was to increase basic and diluted loss per share by $.003 for the six months ended June 30, 2010.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the six months ended June 30, 2010, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summary information on all outstanding options as of June 30, 2010, based on the grant date for options:

		2010
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02	4.1
Granted	1,719,922	$1.48	$0.54
Exercised	-	$-	$-
Forfeited or lapsed	(275,100)	$3.47	$1.06
Options outstanding at June 30, 2010	3,328,292	$2.04	$0.77	5.0	$0
Options exercisable at June 30, 2010	1,291,660	$2.63	$1.03	3.4	$0

The weighted-average grant date fair value of options granted during the six months ended June 30, 2009 was $0.40. There were no options exercised during the six months ended June 30, 2009.

The following table provides summary information on all non-vested stock options as of June 30, 2010:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2009	806,315	$0.87
Options granted	1,719,922	0.54
Options forfeited or lapsed	(99,500)	0.97
Options vested	(390,105)	0.76
Options subject to future vesting at June 30, 2010	2,036,632	$0.61

As of June 30, 2010, there was $944,748 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.4 years. The total fair value of options which vested during the six months ended June 30, 2010 was $297,014 ($121,932 during the six months ended June 30, 2009).

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

If the Company had generated earnings during the six months ended June 30, 2010, the Company would have added 5,142,137 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the six months ended June 30, 2009, the Company would have added 9,667,571 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8.           Comprehensive Income and Significant Non-Cash Transactions

ASC 220 “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended June 30, 2010 and 2009 are as follows:

	2010	2009
Deficit accumulated during development stage	$(3,301,215)	$(6,367,793)
Foreign currency translation adjustment	$376	$(2,935)
Comprehensive Income/(loss)	$(3,300,839)	$(6,370,728)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended June 30, 2010 and 2009.

	2010	2009
Dividend accrued to preferred stock - Senior	$-	$74,975
Dividend accrued to preferred stock - Series A	$-	$494,165

9.           Commitments and Contingencies

Employment Agreements:

The Company has entered into executive employment agreements with Thomas Granville, Edward Buiel, Jr. (contract expired May 31, 2010 and a new contract is currently being negotiated), Charles R. Trego, and Phillip S. Baker. Donald T. Hillier, the former CFO, was terminated from employment on February 5, 2010. These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance, reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties, and a severance package that guarantees continued remuneration equal to the executives base salary for a total of 23 months so long as the company elects to enforce the provisions of the Non-Competition Agreement, should  the executive be unable to find employment  or accepts employment at a reduced  rate of pay due solely to the Non-Competition Agreement. The provisions of the individual agreements are set forth in the following table:

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/29/2010	3-year	$380,000	360,000	$1.50	Monthly	0
Charles R. Trego (2)	CFO	4/1/10	3-year	$225,000	265,000	$1.50	Monthly	0
Dr. Edward Buiel (3)	VP and CTO
Philip S. Baker (4)	COO	4/1/10	3-year	$199,800	230,000	$1.50	Monthly	0
Donald T. Hillier (5)	CFO(former)	6/18/08	3-year	$150,000	180,000	$2.50	Monthly	90,000

1.
Thomas Granville. On June 29, 2010, the Company entered into an Executive Employment Agreement with Thomas Granville as Chief Executive Officer. Pursuant to this agreement, Mr. Granville receives an annual salary of $380,000, and an annual car allowance of $9,000 for the period commencing June 29, 2010, and terminating June 30, 2013. Mr. Granville’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Mr. Granville’s and the Company’s performance. In addition, Mr. Granville received a signing bonus of $270,000 and was paid on July 9, 2010. The Company also granted Mr. Granville an option to purchase 360,000 shares of our common stock at a price of $1.50 per share at a vesting rate of 10,000 shares per month through the term of the agreement. Mr. Granville is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs.

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

3.
Dr. Edward Buiel. On June 23, 2008, the Company entered into an Executive Employment Agreement with Dr. Edward Buiel as Vice President and Chief Technology Officer which contract terminated on May 31, 2010.  On June 7, 2010 the Company agreed to engage Dr. Buiel as an interim independent contractor with compensation at $10,000 per week, plus travel expenses to and from all work sites, meals, administrative expenses, other travel related expenses, and health care benefits. Payments continue to be made under this agreement which expired on June 22, 2010 and extended on a weekly basis during the negotiation period.  The Company is currently in negotiations with Dr. Buiel; however, there can be no assurance as to whether his employment will be extended, and if so, under what terms.  If Dr. Buiel's contract is not renewed, there would be the transition and training expense of a replacement either as an internal promotion or outside hire.

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

5.
Donald T. Hillier. Under the terms of his employment agreement effective June 2008, which had a term of three years, Mr. Hillier received an annual salary of $150,000, an annual car allowance of $9,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 180,000 shares of our common stock at a price of $2.50 per share that vests over 36 months beginning in June 2008.  Mr. Hillier also received 90,000 shares of the Company's common stock with vesting to occur in equal 30,000 shares on the next 3 anniversary dates of his employment agreement.  Mr. Hillier served as our CFO throughout fiscal year 2009 and was terminated as the Company’s CFO on February 5, 2010. Under the terms of the separation agreement, Mr. Hillier received $35,000 in cash, health insurance through April 30, 2010, and waived his right to receive the 30,000 vested common shares owing to him under his 2008 contract in exchange for 30,000 vested common shares valued at $23,400 on June 22, 2010, the physical stock issuance date.

The Company has no retirement plans or other similar arrangements for any directors, executive officers or employees.

Purchase Orders:

On May 11, 2010, The Company was awarded federal contract number N00014-10-C-0094. Under the terms of the agreement, Axion shall furnish personnel and facilities to conduct the research effort for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This cost-plus-fixed-fee completion contract requires scientific or technical reports to be delivered, inspected and accepted prior to reimbursement. Costs incurred during the performance period, will be reimbursed quarterly. The contract spans a twelve month period, providing $1,004,747 to us for this project, and is subject to defined reporting requirements and financial audit upon contract completion.

Selling price is determined by periodic spending using the hourly labor, overhead, and G&A rates submitted with the proposal. The rates are subject to adjustment at the end of contract, and secured by the unpaid fixed fee.  Revenue based on the proportionate performance of the work preformed is recognized from inception to completion when collection of the reimbursement is reasonably assured. Recognition of the fixed fee is postponed to contract completion. Fixed fee billings are recorded under deferred revenue.   This contract is not expected to have a significant impact in 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.        Subsequent Event

On July 12, 2010, 100,000 warrants issued to placement agents were exercised with an exercise price of $57,000.

As of July 28, 2010, all litigation with respect to the Incompletely Exercised Warrant Shares was fully settled and dismissed. See Note captioned “Warrants” for further discussion.

11.        Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on ASC 605-25 “Revenue Recognition - Multiple-Deliverable Revenue Arrangement” that will become effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company believes adoption of this new guidance will not have a material impact on the consolidated financial statements.

In January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements)”, which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820), Fair Value Measurements. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3method, which is used to price the hardest to value instruments. The guidance is effective for any fiscal year that begins after December 15, 2009, and it should be used for quarterly and annual filings. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition”. This update provides guidance on defining a milestone under Topic 605, Revenue Recognition – Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved beginning on or after June 15, 2010. The Company believes adoption of this new guidance will not have a material impact on the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception we have been engaged in research and development of new technology for the production of lead-acid-carbon energy storage devices that we refer to as our PbC devices.

 Since inception, the Company has received $60.4 million in cash generated from financing activities of which $42.1 was used to fund development activities, capital expenditures, and working capital. Management believes the cash balance at June 30, 2010 of $18.3 million will support operations through 2012.

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

On February 9, 2010 and again on April 19, 2010, a total of 200,000 warrants (100,000 warrants from each transaction) were exercised for a total of $114,000.

Award Activities: Grants and Contracts

On February 9, 2009, we received notice that we are the recipient of a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 initial grant, which was announced by Governor Edward Rendell on January 29, 2009, is part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages our proprietary PbC battery technologies provide in a variety of electric vehicle types including: HEVs, such as the popular Toyota Prius; “plug-ins” (PHEVs) used in commuter, delivery and other vehicles; and in electric vehicles (EVs) and converted (from combustion engine operation) EVs. As of June 30, 2010, we have invoiced $442,215 against this project. With final invoicing of $321,189 in July, we anticipate a total recovery of $763,404 against this award.

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

On June 16, 2010, Axion Power Battery Manufacturing, Inc. received a $298,605 solar energy program grant to assist with solar power energy storage research and development. This grant, along with proceeds from the December 22, 2009 Pennsylvania Energy Development Authority award will contribute funding to our development program with an estimated total project cost of $1 million.

On May 11, 2010, we were awarded a federal contract number N00014-10-C-0094 for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This final contract provides $1,004,747 to us for this project. The project initially proposed in December 2006 and January 2007 was presented to branches of the Armed Forces. In February 2007, after receiving a letter of support from the Office of Naval Research, we submitted a proposal to the Department of Defense. The proposal to further study the applicability of our PbC technology for use in military assault vehicles was sponsored by a U.S. Congressman, but not approved in the 2008 federal budget. We were chosen for the award once the project was approved by the U.S. Congress in their 2009 budget.  Under the program, we will be working with the U.S. Navy and Marine Corps to study the feasibility of utilizing one of our PbC ® products in their assault and silent watch vehicles.

On April 21 2010, it was announced that our $3,000,000 proposal for the second phase of this project was recommended for approval, and advanced to final sub-committee hearings, by Pennsylvania’s two U.S. Senators and a Congressman from nearby Ohio.

Summary of the unbilled award balances as of June 30, 2010:

Award Balance
DOD Office of Naval Research (Contract)	$1,004,747
PA Alternative Fuels Incentive Grant	321,189
Pennsylvania Energy Development Authority Grant	248,650
Pennsylvania Department of Community and Economic Development Grant	298,605
$1,873,191

Results of Operations

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

•	Our primary activity in our current development stage consists of R&D efforts for advanced battery applications and PbC carbon electrode devices.

•
Net Sales are derived from the sale of lead acid batteries to specialty collector and racing cars, AGM batteries, and flooded batteries, and from the sale of product and services related to advanced battery applications, including PbC test batteries sold to a strategic partner.

•
Product Costs include raw materials, components, labor and allocated manufacturing overhead to produce batteries sold to customers. Due to the development stage our business current product costs represented in our current financials may not be indicative of the future costs to produce batteries. Product costs also include provisions for inventory valuation and obsolescence reserves.

•
Research & development expenses are incurred to develop, design, and test advanced batteries and an energy storage products based on our patented lead carbon technology. These costs include engineering and R&D employee labor and expenses, materials and components consumed in production for pilot products, demonstration projects, testing and development of prototypes. These costs also include all manufacturing costs incurred that are not assigned to product costs.

•
Selling, general and administrative expenses include employee compensation, legal, auditing and other costs associated with our Securities and Exchange Commission filings, selling and marketing costs, investor public relations, and legal costs associated with litigation and protection of our intellectual property rights.

 Statements of Operations

Summarized selected financial data for the three months and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net sales	$472,412	$277,890	$984,839	$604,983

Product Costs	240,436	163,963	535,278	399,650

Research & development expenses	1,391,721	1,223,817	2,586,109	2,457,784

Selling, general & administrative expenses	1,275,271	1,132,841	2,221,032	2,014,384

Derivative revaluations (income)	(496,411)	2,723,203	(1,064,843)	1,544,514

Loss before income taxes	(1,943,605)	(4,961,836)	(3,301,215)	(5,798,651)

Summary of Condensed Consolidated Results for the three and six months ended June 30, 2010 compared with June 30, 2009

Net Sales

Net sales for the three months ended June 30, 2010 were $0.5 million compared to $0.3 million in 2009. Net sales for the six months ended June 30, 2010 were $1.0 million compared to $0.6 million in 2009. We have three customers that accounted for approximately 35% and 44% of net sales for the three and six month periods respectively in 2010 and two customers which accounted for approximately 27% and 12% of the sales generated for the three and six month periods respectively in 2009.

Product Cost

Product costs for the three months ended June 30, 2010 were $0.2 million compared to $0.2 million in 2009.  Product costs for the six months ended June 30, 2010 were $0.5 million compared to $0.4 million in 2009.  The increases in product costs are attributable to the increase in net sales. We also recorded an increase to our reserves for inventory valuation and obsolescence of $0.1 million for the three and six months ended June 30, 2010.

Research & Development Expenses

Research and development expenses for the three months ended June 30, 2010 were $1.4 million compared to $1.2 million in 2009.  Research and development expenses for the six months ended June 30, 2010 were $2.6 million compared to $2.5 million in 2009. The increase is primarily attributable to higher personnel costs and materials purchased for research.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months ended June 30, 2010 were $1.3 million compared to $1.1 million in 2009.  Selling, general & administrative expenses for the six months ended June 30, 2010 were $2.2 million compared to $2.0 million in 2009.  Higher personnel costs are the single largest contributor to the increase over 2009.

Derivative Revaluation

Income from derivative revaluation for the three months ended June 30, 2010 was $0.5 million compared to a loss of $2.7 million in 2009. Income from derivative revaluation for the six months ended June 30, 2010 was $1.1 million compared to a loss of $1.5 million in 2009.  Income from derivative revaluation results from a decrease in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Liquidity and Capital Resources

Our primary source of liquidity since inception has been cash generated from issuances of our equity or debt securities. From inception through June 30, 2010, we generated insignificant revenue from operations. Given the receipt of financing proceeds from our December 2009 equity private placement that generated net cash proceeds of $25.0 million, we expect to be able to support operations through 2012.

We may also receive funds from grant submissions to the U.S. Department of Defense and Department of Energy.   While these do not currently have a direct effect on liquidity, they do provide the basis for potential liquidity sources in 2010.

Cash, Cash Equivalents and Working Capital

At June 30, 2010, we had $18.3 million of cash and cash equivalents as compared to $23.3 million at December 31, 2009. At June 30, 2010 working capital was $18.4 million compared to working capital of $23.2 million at December 31, 2009. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2010 was $3.8 million compared to $3.7million for the six months ended June 30, 2009. Our negative cash flow is consistent with the development stage of our business.

 Cash Flows used by Investing Activities

Net cash used by investing activities for the six months ended June 30, 2010 was $1.2 million compared to net cash provided by investing activities of $1.6 million for the same period in 2009. Activities in 2009 included cash provided by the maturity of $2.2 million of short term investments deposited into cash equivalents. Activities in 2010 focused on the procurement of equipment used in PbC development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $0.0.

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

2009 Private Placement. On December 18, 2009, we entered into a Securities Purchase Agreement as a Private Placement, pursuant to which we agreed to issue 45,757,572 shares of our common stock at a price of $0.57 per share for total gross proceeds of $26,081,816. ($371,366 of which was a non-cash conversion of outstanding bridge loan indebtedness plus fees and interest thereon). The net cash proceeds, from this transaction of $24,928,323, include $500,000 in “breakup” fees from the Quercus Trust, cash offering costs of $1,282,127 and $50,000 in legal fees related to the transaction. We also issued 719,665 shares of our common stock for $410,209 of non cash offering costs. The transaction was consummated on December 22, 2009.

On February 9, 2010 and again on April 19, 2010, a total of 200,000 warrants (100,000 warrants from each transaction) were exercised for a total of $114,000.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition.  Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.  The following represents a summary of modifications to our critical accounting policies defined on Form 10-K for the year ended December 31, 2009.

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

•
Products are generally shipped FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for products and services sold through June 30, 2010.

•
Research or development contract revenue from cost plus fixed fee contracts with the Federal Government is recorded on the basis of periodic spending and billable expenditures, when collection of the reimbursement is reasonably assured. Recognition of the fixed fee is postponed to contract completion consistent with the provisions of ASC 912-605-25-16 “Cost plus Fixed Fee contracts” and fixed fee billings are netted from unbilled contract costs pending contract completion.  These contracts generally include a statement defining the work we are to complete and the total fee we will earn from the contract.

Submission of Matters to a Vote of Security Holders

On June 9, 2010, Axion Power International, Inc. (the “Corporation”) held an Annual Meeting of Shareholders.  At the Annual Meeting, and as described in our Form 8-K filed on June 15, 2010, Robert G. Averill and Thomas Granville were reelected as directors, appointment of our auditors was ratified, and we received stockholder approval to increase our authorized common shares from 100,000,000 to 125,000,000.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

        During the three months ended June 30, 2010, to address certain of the weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2009:

•	We retained a new chief operating officer and a new chief financial officer on April 1, 2010.

•	We have purchased a data management system to facilitate the organization, sharing, retention and retrieval of critical documents.

•	We established a logistics function which has accountability for all duties related to shipping, receiving and control over the physical inventories.

Other than as discussed above, during the three months ended June 30, 2010, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.  We do reflect the final settlement of a material litigation herein below.

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

As of July 28, 2010, all remaining litigation with respect to the foregoing was fully settled and dismissed with a total amount of settlement proceeds of $860,000.

ITEM 1A.                   RISK FACTORS

Set forth below is an update to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.  For full comprehension of the risks affecting our Company, you are encouraged to review the risk factors set forth in our 2009 Annual and quarterly Reports in their entirety.

Risks related to our business

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products in 2010.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC devices and to build an infrastructure to support the business. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the six months ended June 30, 2010, we had a net loss applicable to common shareholders of approximately $3.3 million.  In addition, we had cumulative losses from inception (September 18, 2003) to June 30, 2010 of $64.2 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives and employees.

Our business is dependent upon the knowledge and experience of our key scientists, engineers and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Currently, all of our key employees have employment contracts that include non-compete provisions.

Dr. Buiel's contract expired on May 31, 2010, and the Company agreed to engage Dr. Buiel as an interim independent contractor pending conclusion of negotiations with Dr. Buiel; however, there can be no assurance as to whether his employment will be extended, and if so, under what terms.  If Dr. Buiel's contract is not renewed, there would be the transition and training expense of a replacement either as an internal promotion or outside hire.

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

On June 30, 2010, we had 84,853,302 shares of common stock outstanding, (a) we have 100,000 unvested common shares that have been granted and not issued, (b) we have warrants outstanding and that, if exercised, would generate proceeds of $18,922,625 and cause us to issue up to an additional 13,765,433 shares of common stock, with 1,285,714 of these warrants were classified as derivative liabilities, and (c) we have options outstanding to purchase common stock that, if exercised, would generate proceeds of $6,796,149 and result in the issuance of an additional 3,328,292 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of August 2, 2010, the latest practicable date, was $0.64 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(1)	Incorporated by reference from our Current Report on Form 8-K dated June 15, 2010.
(2)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville,
Chief Executive Officer
Dated: August 13, 2010

/s/ Charles R. Trego
Charles R. Trego, Principal Financial Officer and
Principal Accounting Officer
Dated: August 13, 2010