Form 10-Q
period 2010-09-30
Axion Power International, Inc.
filed 2010-11-12
CIK 1028153

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at November 1, 2010
Common Stock, $0.0001 par value	85,155,002

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

When used in this Report on Form 10-Q and other reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. With regard to the risks we may face, we advise you to carefully consider the following risks and uncertainties:

•	we have incurred net losses since inception, and we may not be able to generate sufficient revenue and operating profit in the future to achieve or sustain profitability;

•	our planned level of operations depends upon increased revenues, operating profit and additional capital infusion, which may be difficult to generate given the current economic environment;

•	we may be unable to enforce or defend our ownership of proprietary technology;

•	we must make significant investments in capital equipment in order to manufacture carbon electrode assemblies in large commercial quantities;

•	we have never manufactured carbon electrode assemblies in large commercial quantities;

•	we may be unable to develop a cost effective alternative to conventional lead electrodes;

•	our technology may be rendered obsolete as a result of technological changes in the battery industry or other storage technologies;

•	we may not be able to establish reliable supply channels for the raw materials and components that will be used in our commercial proprietary lead/carbon (“PbC”) batteries;

•
other manufacturers may not be able to modify established lead-acid battery manufacturing processes to replicate our processes to accommodate differences between their products and our commercial PbC battery technology;

•	we will have limited market opportunities based on our anticipated manufacturing capacity;

•	our shareholders may suffer significant dilution in the event that our outstanding warrants and options are ever exercised;

•	we depend on key personnel and consultants, and our business may be severely disrupted if we lose the services of our key executives, consultants, and employees;

•	our revenues may suffer if general economic conditions worsen, remain in the current adverse state and/or do not improve in a timely manner; and

•	we are subject to stringent environmental regulation.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,283,708	$23,279,466
Accounts receivable	427,039	194,315
Other receivables	366,451	208,179
Prepaid expenses	83,872	79,987
Inventory, net	1,626,058	1,008,092
Total current assets	18,787,128	24,770,039

Property & equipment, net	5,926,372	4,216,080
Other receivables	68,000	34,601
TOTAL ASSETS	$24,781,500	$29,020,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,248,722	$1,375,292
Other liabilities	204,125	82,326
Notes payable	101,684	101,684
Total current liabilities	1,554,531	1,559,302

Deferred revenue	1,314,135	856,237
Derivative liabilities	313,886	1,616,788
Notes payable	573,383	649,549
Total liabilities	3,755,935	4,681,876

Stockholders' Equity:
Convertible preferred stock-12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding (630,897 in 2009)	-	9,069,871
Common stock-125,000,000 shares authorized $0.0001 par value
85,155,002 issued & outstanding (75,767,818 in 2009)	8,515	7,576
Additional paid in capital	86,152,005	76,372,520
Deficit accumulated during development stage	(64,883,369)	(60,859,150)
Cumulative foreign currency translation adjustment	(251,586)	(251,973)
Total Stockholders' Equity	21,025,565	24,338,844

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$24,781,500	$29,020,720

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Nine Months Ended		Inception
	September 30		September 30		9/18/2003 to
	2010	2009	2010	2009	9/30/2010
Product	$256,898	$962,833	$1,084,360	$1,567,816	$4,416,799
Service	337,056	-	494,433	-	494,433
Net sales	593,954	962,833	1,578,793	1,567,816	4,911,232

Costs and expenses
Product Costs	142,203	981,273	677,481	1,380,923	3,581,457
Research & development	1,175,945	869,892	3,762,054	3,327,676	22,140,680
Selling, general & administrative	63,518	873,213	2,284,550	2,887,597	24,137,457
Interest expense - related party	5,170	44,881	16,144	44,881	2,354,130
Impairment of assets	-	-	-	-	1,391,485
Derivative revaluations (income)	(67,414)	12,048,203	(1,132,257)	13,592,717	(1,354,524)
Mega C Trust share augmentation	-	-	-	-	400,000
Interest & other income	(2,464)	(1,341)	(4,960)	(14,039)	(553,753)
Loss before income taxes	(723,004)	(13,853,288)	(4,024,219)	(19,651,939)	(47,185,700)

Income Taxes	-	-	-	-	4,300
Accumulated deficit	(723,004)	(13,853,288)	(4,024,219)	(19,651,939)	(47,190,000)

Less preferred stock dividends and beneficial conversion feature	-	(3,302,428)	-	(3,871,570)	(17,693,369)
Net loss applicable to common shareholders	$(723,004)	$(17,155,716)	$(4,024,219)	$(23,523,509)	$(64,883,369)

Basic and diluted net loss per share	$(0.01)	$(0.64)	$(0.05)	$(0.89)	$(2.64)

Weighted average common shares outstanding	85,050,137	26,676,678	83,180,368	26,508,643	24,619,467

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Nine Months Ended		Inception
	September 30		9/18/2003 to
	2010	2009	9/30/2010
Cash Flows from Operating Activities:
Accumulated deficit	$(4,024,219)	$(19,651,939)	$(47,190,000)

Adjustments to reconcile deficit accumulated for non cash items
Depreciation	448,690	306,906	1,432,981
Interest expense	-	30,536	1,970,251
Impairment of assets	-	-	1,391,486
Derivative revaluations (income)	(1,132,257)	13,592,717	(1,354,524)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	293,507	747,441	5,630,988

Changes in operating assets & liabilities
Accounts receivable	(232,724)	(635,828)	(433,908)
Other receivables	(158,272)	51,419	(344,491)
Prepaid expenses	(3,885)	25,347	(81,284)
Inventory, net	(617,966)	63,109	(1,626,057)
Accounts payable	(126,570)	586,263	2,903,366
Other liabilities	121,799	(65,019)	225,257
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	457,928	(63,043)	1,401,654

Net cash used by operating activities	(4,973,969)	(5,012,091)	(35,495,862)

Cash Flows from Investing Activities
Escrow deposits for foreign patent applications	-	(20,375)	-
Short term investments	-	2,193,920	-
Other receivables	(33,399)	(13,511)	(1,285,016)
Purchases of property & equipment	(2,158,982)	(996,792)	(7,356,064)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	(2,192,381)	1,163,242	(8,808,968)

Cash Flow from Financing Activities
Net proceeds from related party debt	-	736,000	5,445,458
Repayment of notes payable	(76,166)	776,244	675,068
Net proceeds from sale of common stock	(55,894)	-	45,058,334
Net proceeds from exercise of warrants	302,266	-	1,957,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash provided by financing activities	170,206	1,512,244	60,608,807

Net change in cash and cash equivalents	(6,996,145)	(2,336,605)	16,303,977
Effect of exchange rate on cash	387	(2,807)	(20,269)
Cash and cash equivalents – beginning	23,279,466	3,124,168	-
Cash and cash equivalents - ending	$16,283,708	$784,756	$16,283,708

The accompanying notes are an integral part of these condensed consolidated financial statements

AXION POWER INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

 Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Elements of costs include materials, labor, and overhead, and are as follows:

	September 30, 2010	December 31, 2009
Raw materials	$979,753	$345,784
Work in process, subassemblies	516,788	314,209
Finished goods	378,292	469,175
Inventory reserves	(248,775)	(121,076)
	$1,626,058	$1,008,092

Inventories are assessed based on the estimated net realizable value and carrying value reduced for components that are obsolete or in excess of our forecasted usage.  The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements.  The carrying value of inventory is also reviewed and compared to the estimated selling price less costs to sell and we adjust our inventory carrying value accordingly. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for our products is less favorable than our forecasts, inventories may need to be reduced, which would result in additional expense.

3.	Derivative liabilities

The Company has issued certain warrants which contain conventional anti-dilution provisions and down round protection for adjustment of the exercise price should the Company issue additional shares of common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than the current exercise price of these outstanding warrants. On December 31, 2009, 1,485,714 warrants were classified as derivative liabilities consistent with the provisions of ASC 815-40.

On February 9, 2010, 100,000 warrants valued at $78,213 were exercised at $0.57 per share. On April 19, 2010, 100,000 warrants valued at $66,053 were exercised at $0.57 per share. On July 12, 2010, 100,000 warrants valued at $26,379 were exercised at $0.57 per share. Using the Black-Scholes-Merton stock option valuation model, the reduction in the fair value of the Company’s remaining 1,185,714 derivative liabilities was primarily driven by the decrease in stock price from $1.56 per share on December 31, 2009 to $0.60 per share on September 30, 2010, yielding a gain of $1,132,257 for the nine months ended September 30, 2010.

The assumptions noted in the following table were used for the derivative revaluations on September 30, 2010.
Risk-free interest rate	0.53%
Dividend yield	$-
Expected volatility	70.02%
Expected term (in years)	2.52

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.	Warrants

The following table provides summary information on warrants outstanding as of September 30, 2010. There were no new warrants issued during 2010.

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31,2009	13,965,433	$1.36	3.1
Granted	-	-	-
Exercised	(601,700)	0.50	-
Forfeited or lapsed	301,700	0.44	-
Warrants outstanding at September 30, 2010	13,665,433	$1.38	2.3

On December 9, 2005, in connection with a prospective offering, four holders of warrants to purchase the Company’s common stock agreed to exercise their warrants to purchase, in the aggregate, 301,700 common shares of stock (the “Incompletely Exercised Warrant Shares”) for the purpose of selling them to a foreign partnership in a transaction that was substantially similar to one the Company entered into with the same foreign partnership.  These shares were to be issued to the foreign partnership upon receipt of payment, which was in turn contingent upon the foreign partnership tendering the payment of the purchase price for these shares.  Contrary to the terms and conditions of their agreements, the foreign partnership took possession of a stock certificate representing these shares without tendering the purchase price to either the Company or to the warrant holders and transferred the shares to two of its creditors who hold the shares as holders-in-due-course.  As such, the Incompletely Exercised Warrant Shares were not considered duly issued and were excluded from all calculations of the issued and outstanding shares of common stock in the financial statements. The Company included the Incompletely Exercised Warrant Shares as outstanding warrants, pending receipt of the exercise price from the four warrant holders, and these warrants have since expired.  On October 6, 2007 the Company retained counsel to cause the parties who then had possession of the Incompletely Exercised Warrant shares to return the shares absent payment.  On July 28, 2010, all litigation with respect to the Incompletely Exercised Warrant Shares was fully settled and dismissed, and recoveries of $131,296, the amount in excess of legal fees and accrued liabilities to two shareholders, was applied toward the financing of 301,700 shares issued on the exercise of warrants and now reported as exercised and outstanding.   See Note captioned “Commitments and Contingencies” for further discussion.

On August 21, 2009, the Board of Directors approved the issuance of warrants to purchase not more than 1,600,000 shares of common stock at an exercise price of $2.00 per share and a term of two years to the C&T Group. As of September 30, 2010, these warrants have not yet been issued pending "mutual understanding" between the parties.

As of September 30, 2010, 1,185,714 warrants were classified as derivative liabilities. Each reporting period, the warrants are re-valued and adjusted through the caption “derivative revaluation” on the statement of operations.

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

At September 30, 2009, 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. These shares were fully converted during 2009. For the nine months ended September 30, 2009, $113,652 in dividends was accrued. No shares of 8% Cumulative Convertible Senior Preferred stock were outstanding and no dividends were accrued for the same period in 2010.

At September 30, 2010, no shares of Series A Convertible Preferred stock were issued and outstanding and no dividends were accrued.  At September 30, 2009, 693,997 shares of Series A Convertible Preferred stock were issued and outstanding, with $747,399 in dividends accrued. On November 30, 2009, holders of Series A Convertible Preferred stock elected to convert the remaining shares into the Company’s common stock, therefore no dividends accrued subsequent to this election. On January 26, 2010, a shareholder converted 100,000 shares of Series A Convertible Preferred stock along with accrued dividends of $525,277 into 1,426,960 shares of the Company’s common stock, and the remaining 530,897 shares of Series A Convertible Preferred stock were converted into 7,358,524 shares of common stock pursuant to an amendment to the Series A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.

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

The following awards granted under the Plan were forfeited during the nine months ended September 30, 2010:

In May 2010, the Company’s former employee and Chief Technical Officer, Edward Buiel, forfeited 50,000 shares of restricted stock pursuant to the terms of his 2008 employment agreement. These shares valued at $90,500 on the date of grant and scheduled to vest on May 31, 2011, were forfeited in May 2010 due to the expiration of Dr. Buiel’s employment contract. During 2010, the Company recognized $47,764 in income from this forfeiture.

In February 2010, the Company’s former employee and Chief Financial Officer, Donald Hillier, forfeited 60,000 shares of restricted stock pursuant to the terms of his 2008 employment agreement. These shares valued at $111,000 on the date of grant and scheduled to vest in equal 30,000 share amounts in June of 2010 and 2011, were forfeited upon Mr. Hillier’s termination from employment.  During 2010, the Company recognized $30,062 in income from this forfeiture.

During the nine months ended September 30, 2010, the Company granted a total of 1,894,946 contractual stock options:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•
On April 1, 2010, an employee was granted an option to purchase 195,000 shares of our common stock at an exercise price of $1.50 per share.  25,000 of these options vested upon execution of the employment contract and beginning in June 2010 and 5,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options are valued at $136,404, utilizing the Black-Scholes-Merton model with $34,101 expected to be recorded during 2010.

•
On May 25, 2010, an employee was granted an option to purchase 108,000 shares of our common stock at an exercise price of $1.50 per share.  6,000 of these options vested upon execution of the employment contract and beginning in June 2010, 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options are valued at $43,344, utilizing the Black-Scholes-Merton model with $8,428 expected to be recorded during 2010.

•
On June 22, 2010, an employee was granted an option to purchase 102,000 shares of our common stock at an exercise price of $1.50 per share.  3,000 of these options vested in June 2010, 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options are valued at $37,125, utilizing the Black-Scholes-Merton model with $6,750 expected to be recorded during 2010.

•
On June 22, 2010, an employee was granted an option to purchase 102,000 shares of our common stock at an exercise price of $1.50 per share.  3,000 of these options vested in June 2010, 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 3 years from the vesting date. These options are valued at $30,426, utilizing the Black-Scholes-Merton model with $5,532 expected to be recorded during 2010.

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

•
During August 2010, the Company granted a total of 175,024 stock options to three employees at an exercise price of $1.50 per share.  30,000 of these options vested in August 2010, and 4,532 options will vest monthly from January 2011 through September 2013, and are exercisable for a period of five years from vesting date. These options are valued at $36,963, utilizing the Black-Scholes-Merton model with $4,335 expected to be recorded during 2010.

The assumptions noted in the following table were used for the options granted for the quarter ended September 30, 2010.

Risk-free interest rate	1.4%
Dividend yield	$-
Expected volatility	57.7%
Expected term (in years)	6.2

The compensation cost that has been charged against income for options was $348,207 for the nine months ended September 30, 2010. The impact of this expense was to increase basic and diluted loss per share by $.004 for the nine months ended September 30, 2010.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the nine months ended September 30, 2010, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summary information on all outstanding options as of September 30, 2010, based on the grant date for options:
		2010
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02	4.1
Granted	1,894,946	$1.48	$0.51
Exercised	-	$-	$-
Forfeited or lapsed	(303,670)	$3.27	$1.04
Options outstanding at September 30, 2010	3,474,746	$2.02	$0.74	4.9	$0
Options exercisable at September 30, 2010	1,494,160	$2.51	$0.95	3.4	$0

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 was $0.40. There were no options exercised during the nine months ended September 30, 2009.

The following table provides summary information on all non-vested stock options as of September 30, 2010:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31,2009	806,315	$0.87
Options granted	1,894,946	0.51
Options forfeited or lapsed	(128,070)	0.93
Options vested	(592,605)	0.65
Options subject to future vesting at September 30, 2010	1,980,586	$0.59

As of September 30, 2010, there was $924,466 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.3 years. The total fair value of options which vested during the nine months ended September 30, 2010 was $384,651 ($183,118 during the nine months ended September 30, 2009).

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

If the Company had generated earnings during the nine months ended September 30, 2010, the Company would have added 2,720,167 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the nine months ended September 30, 2009, the Company would have added 102,295,181 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.	Comprehensive Income and Significant Non-Cash Transactions

ASC 220 “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended September 30, 2010 and 2009 are as follows:

	2010	2009
Net loss applicable to common shareholders	$(4,024,219)	$(23,523,509)
Foreign currency translation adjustment	$387	$(2,807)
Comprehensive Income/(loss)	$(4,023,832)	$(23,526,316)

The following table provides summary information on our significant non-cash investing and financing transactions during the year-to-date periods ended September 30, 2010 and 2009.
	2010	2009
Beneficial conversion feature on preferred stock	$-	$3,010,517
Dividend accrued to preferred stock - Senior	$-	$113,652
Dividend accrued to preferred stock - Series A	$-	$747,399
Fair value of warrants issued with related party note	$-	$20,308
Origination fees issued with related party note	$-	$64,000

9.	Commitments and Contingencies

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

As of July 28, 2010, all remaining litigation with respect to the foregoing was fully settled and dismissed with a total amount of settlement proceeds of $860,000 recorded as a reduction of current period selling general and administrative expenses in offset of legal expenses incurred to pursue this matter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/29/10	3-year	$380,000	360,000	$1.50	Monthly	0
Charles R. Trego (2)	CFO	4/01/10	3-year	$225,000	265,000	$1.50	Monthly	0
Philip S. Baker (4)	COO	4/01/10	3-year	$199,800	230,000	$1.50	Monthly	0
Dr. Edward Buiel (3)	VP and CTO(former)
Donald T. Hillier (5)	CFO(former)

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

3.
Dr. Edward Buiel. On June 23, 2008, the Company entered into an Executive Employment Agreement with Dr. Edward Buiel as Vice President and Chief Technology Officer which contract terminated on May 31, 2010. Upon expiration of his status as employee, 50,000 shares of restricted stock were forfeited pursuant to the terms of his 2008 employment agreement.  On June 7, 2010 the Company agreed to engage Dr. Buiel as an interim independent contractor with compensation at $10,000 per week, plus travel expenses to and from all work sites, meals, administrative expenses, other travel related expenses, and health care benefits. Payments continue to be made under this agreement which expired on June 22, 2010 and has been extended on a weekly basis to present although there is no written consulting agreement in place.  As of November 12, 2010 the Company intends to continue to negotiate with Dr. Buiel regarding a new employment contract; however, the time period of negotiations has materially exceeded the originally intended time period.  There can be no assurance as to whether his employment will be reinstated, and if so, under what terms.  If Dr. Buiel's contract is not renewed, there would be the transition and training expense of a replacement either as an internal promotion or outside hire as well as the loss of Dr. Buiel’s personal experience with the technology.

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

5.
Donald T. Hillier. Under the terms of his employment agreement effective June 2008, which had a term of three years, Mr. Hillier received an annual salary of $150,000, an annual car allowance of $9,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 180,000 shares of our common stock at a price of $2.50 per share that vests over 36 months beginning in June 2008.  Mr. Hillier also received 90,000 shares of the Company's common stock with vesting to occur in equal 30,000 shares on the next 3 anniversary dates of his employment agreement. However, 60,000 of these shares were forfeited upon termination.  Mr. Hillier served as our CFO throughout fiscal year 2009 and was terminated as the Company’s CFO on February 5, 2010. Under the terms of the separation agreement, Mr. Hillier received $35,000 in cash, health insurance through April 30, 2010, and waived his right to receive the 30,000 vested common shares owing to him under his 2008 contract in exchange for 30,000 vested common shares valued at $23,400 on June 22, 2010, the physical stock issuance date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Selling price is determined by periodic spending using the hourly labor, overhead, and G&A rates submitted with the proposal. The rates are subject to adjustment at the end of contract, and secured by the unpaid fixed fee.  Revenue based on the proportionate performance of the work performed is recognized from inception to completion when collection of the reimbursement is reasonably assured. Recognition of the fixed fee is postponed to contract completion. Fixed fee billings are recorded under deferred revenue.   This contract is not expected to have a significant impact in 2010.

Amendment No. 3 to Securities Purchase Agreement, dated as of September 30, 2010

On September 28, 2010, both Stanley A. Hirschman and Joseph Bartlett gave notice of their resignations as directors of the Company, effective immediately.  In connection with Mr. Bartlett’s resignation, Quercus has executed Amendment No. 3 to Securities Purchase Agreement, dated as of September 30, 2010, pursuant to which it has waived its right to have three directors appointed to the Company’s Board and instead will reserve the right to have one director appointed.  These actions are consistent with the Company’s overall goal of reducing the size of its Board.

10.	Subsequent Events

On October 1, 2010, 100,000 warrants issued to placement agents were exercised with an exercise price of $57,000.

On November 4, 2010, the Company entered into a  Commercial Lease (“Lease”) with Becan Development, LLC (“Lessor”) to lease a 45,000 square foot building, located at 209 Green Ridge Road in New Castle PA, (the “Property”), which the Company currently occupies to house various offices and manufacturing facilities.  The salient terms of the Lease are as follows:

•	The Lease term commences on January 1, 2011, and the term expires on December 31, 2015.

•
The Lease may be extended for two 5-year terms, by giving notice not less than 30 nor more than 120 days before the expiration of the initial term or first renewal term (as applicable).  The renewal leases shall be on terms substantially similar to the terms of this Lease except for any adjustment to rent, if warranted, as mutually agreed upon by Lessor and the Company.

•	The rental amount for the initial term is $19,296.83 per month and is on a “triple net” basis.

•
If the Company is able to obtain sufficient funding from either the federal or state government or agencies, and it enters into a binding agreement to purchase the Property, the Lease shall be immediately terminated and Lessor shall credit the most recent 6 months of actual rental payments made to Lessor against the purchase price of the Property

•
The Company also has a right of first refusal to purchase the property within 30 days of receipt of notice of a third party offer from Lessor upon substantially the same terms as those offered by the third party.

•	The Lease contains market terms on standard provisions such as defaults and maintenance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11.	Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on ASC 605-25 “Revenue Recognition - Multiple-Deliverable Revenue Arrangement” that became effective on July 1, 2010. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

In January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements)”, which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820), Fair Value Measurements. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The guidance is effective for any fiscal year that begins after December 15, 2009, and it should be used for quarterly and annual filings. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception we have been engaged in research and development of new technology to manufacture carbon electrode assemblies for our lead-acid-carbon energy storage devices that we refer to as our PbC devices.

 Since inception, we have received $60.6 million in cash generated from financing activities of which $44.3 million was used to fund research and development activities, capital expenditures, infrastructure and working capital.

During 2010, we have continued to make improvements to our production processes including capital acquisitions and enhancement of quality control systems. We continue to engineer and improve our first automated electrode manufacturing line. Manufacturing activity for 2010 has consisted of continued production of PbC prototype and test batteries, as well as manufacturing traditional batteries pursuant to sales orders. Manufacturing traditional batteries enables us to train factory personnel, test systems and make production and quality improvements that we believe will ultimately benefit future PbC battery production.  Additionally, some of the proceeds from the December 2009 private placement are being used to complete our first electrode production line and add the proper automated quality control process. This basic line will then be duplicated and improved as additional electrode production lines are added to allow us to achieve meaningful commercialization levels. We will also use the proceeds from sales of our prototype batteries to fund our ongoing operations including working capital.

Key Performance Indicators, Material Trends and Uncertainties

Because we are a development stage company, typical investor financial measures are not particularly relevant or helpful in the assessment of company operations.

We utilize appropriate non-financial measures to evaluate the performance of our R&D activities and demonstration projects. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The single most significant financial metric for us is the adequacy of working capital. Working capital is necessary to fund our capital expenditures, infrastructure and processes required to progress from demonstration projects to commercial deployment of our proprietary product. We believe we can maintain our current level of operations, R&D activities, production levels and required capital expenditures through 2011 without further capital infusions.

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

We must devise methodologies to manufacture carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercially produce our product.

Financing Activities

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

The December 2009 Private Placement.  On December 18, 2009, we entered into a Securities Purchase Agreement pursuant to which we issued 45,757,572 shares of common stock at a price of $0.57 per share for total gross proceeds of $26,081,816 and net cash proceeds of $24,928,323 after “breakup” fees and cash offering costs. The transaction was consummated on December 22, 2009, and on April 19, 2010 the registration statement covering these shares was declared effective.

On February 9, 2010, April 19, 2010, and again on July 12, 2010 a total of 300,000 warrants (100,000 warrants from each transaction) were exercised for a total of $171,000.

Award Activities: Grants and Contracts

On February 9, 2009, we received notice that we were the recipient of a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 initial grant, which was announced by Governor Edward Rendell on January 29, 2009, is part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds will be used to demonstrate the advantages our proprietary PbC battery technologies provide in a variety of electric vehicle types including: HEVs, such as the popular Toyota Prius; “plug-ins” (PHEVs) used in commuter, delivery and other vehicles; and in electric vehicles (EVs) and converted (from combustion engine operation) EVs. The project was completed in July 2010 and a total of $763,404 has been recovered against this award.

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

On May 11, 2010, we were awarded a federal contract number N00014-10-C-0094 for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This final contract provides $1,004,747 to us for this project. The project initially proposed in December 2006 and January 2007 was presented to branches of the Armed Forces. In February 2007, after receiving a letter of support from the Office of Naval Research, we submitted a proposal to the Department of Defense. The proposal to further study the applicability of our PbC technology for use in military assault vehicles was sponsored by a U.S. Congressman, but not approved in the 2008 federal budget. We were chosen for the award once the project was approved by the U.S. Congress in their 2009 budget.  Under the program, we will be working with the U.S. Navy and Marine Corps to study the feasibility of utilizing one of our PbC ® products in their assault and silent watch vehicles. During 2010, we have invoiced and collected $307,150 against this project, deferring the fixed fee of $20,094 from revenue, pending project completion.

Summary of the unbilled award balances as of September 30, 2010:

Award Balance
DOD Office of Naval Research (Contract)	$697,597
Pennsylvania Energy Development Authority Grant	248,650
Pennsylvania Department of Community and Economic Development Grant	298,605
$1,244,852

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

•
Net Sales are derived from the sale of lead acid batteries to specialty collector and racing cars, AGM batteries, and flooded batteries, and from the sale of product and services related to advanced battery applications, including PbC test batteries sold to a battery manufacturer.

•
Product Costs include raw materials, components, labor and allocated manufacturing overhead to produce batteries sold to customers. Due to the development stage of our business, current product costs represented in our current financial statements may not be indicative of the future costs to produce batteries. Product costs also include provisions for inventory valuation and obsolescence reserves.

•
Research & development includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales, and costs attributable to service sales.

•
Selling, general and administrative expenses include employee compensation, legal, auditing and other costs associated with our Securities and Exchange Commission filings, selling and marketing, investor public relations, and legal costs associated with litigation and protection of our intellectual property rights.

Statements of Operations

Summarized selected financial data for the three months and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine months Ended
	September 30		September 30
	2010	2009	2010	2009
Product sales	$256,898	$962,833	$1,084,360	$1,567,816

Service sales	$337,056	$-	$494,433	$-

Product costs	142,203	981,273	677,481	1,380,923

Research & development expenses	1,175,945	869,892	3,762,054	3,327,676

Selling, general & administrative expenses	63,518	873,213	2,284,550	2,887,597

Derivative revaluations (income)	(67,414)	12,048,203	(1,132,257)	13,592,717

Loss before income taxes	(723,004)	(13,853,288)	(4,024,219)	(19,651,939)

Summary of Condensed Consolidated Results for the three and nine months ended September 30, 2010 compared with September 30, 2009

Product Sales

Product sales for the three months ended September 30, 2010 were $0.3 million compared to $1.0 million in 2009. Product sales for the nine months ended September 30, 2010 were $1.1 million compared to $1.6 million in 2009. We have one customer that accounted for approximately 26% of product sales for the nine month period in 2010 and two customers which accounted for approximately 49% and 13% of the sales generated for the nine month period in 2009. The decrease in product net sales for the three and nine month periods ending September 30, 2010 compared to the same periods ended September 30, 2009 was primarily due the sales of traditional batteries to a large scale buyer group in the third quarter of 2009 that did not reoccur in the third quarter of 2010.

Service Sales

Service sales for the three months ended September 30, 2010 were $0.3 million compared to $0.0 million in 2009. Service sales for the nine months ended September 30, 2010 were $0.5 million compared to $0.0 million in 2009. We have two customers that accounted for 100% of service sales for the nine month period in 2010.

Product Cost

Product costs for the three months ended September 30, 2010 were $0.1 million compared to $1.0 million in 2009.  Product costs for the nine months ended September 30, 2010 were $0.7 million compared to $1.4 million in 2009. The decrease in product costs for the three month and nine month periods ending September 30, 2010 compared to the same periods ended September 30, 2009 resulted from decreases in product net sales and product mix.

Research & Development Expenses

Research and development expenses for the three months ended September 30, 2010 were $1.2 million compared to $0.9 million in 2009.  Research and development expenses for the nine months ended September 30, 2010 were $3.8 million compared to $3.3 million in 2009. During the three and nine month period ended September 2009, research and development expenses were reduced by $0.3 in grant proceeds.  For the nine month period ending September 30, 2010 compared to the same period in 2009,   increased labor and R&D testing costs were offset by grant proceeds.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months ended September 30, 2010 were $0.1 million compared to $0.9 million in 2009.  Selling, general & administrative expenses for the nine months ended September 30, 2010 were $2.2 million compared to $2.9 million in 2009.  The three and nine month periods ending September 30, 2010 included a reduction of legal expenses of $0.8 million resulting from the settlement of the Mercatus matter as discussed in  Legal Proceedings caption “Contingent Shares”.

Derivative Revaluation

Income from derivative revaluation for the three months ended September 30, 2010 was $0.1 million compared to a loss of $12.0 million in 2009. Income from derivative revaluation for the nine months ended September 30, 2010 was $1.1 million compared to a loss of $13.6 million in 2009.  Income from derivative revaluation results from a decrease in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Liquidity and Capital Resources

Our primary source of liquidity since inception has been cash generated from issuances of our equity or debt securities. From inception through September 30, 2010, we generated insignificant revenue from operations. Given the receipt of financing proceeds from our December 2009 equity private placement that generated net cash proceeds of $25.0 million, we believe we can maintain our current level of operations, R&D activities, production levels and required capital expenditures through 2011 without further capital infusions.

Cash, Cash Equivalents and Working Capital

At September 30, 2010 working capital was $17.2 million compared to working capital of $23.2 million at December 31, 2009. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2010 was $5.0 million compared to $5.0 million for the nine months ended September 30, 2009. Our negative cash flow is consistent with the development stage of our business.

 Cash Flows used by Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2010 was $2.2 million compared to net cash provided by investing activities of $1.2 million for the same period in 2009. Activities in 2009 included cash provided by the maturity of $2.2 million of short term investments deposited into cash equivalents. Activities in 2010 focused on the procurement of equipment used in PbC development.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $0.2 million and $1.5 million in 2009.

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

2009 Secured Bridge Loan Financing.  In August of 2009 we structured a short term bridge loan with certain of our directors and investors, which was fully paid off in December 2009. In connection with the loan, we issued 3,405 warrants to purchase our common stock, for each $100,000 invested and exercisable at $2.00 per share until August 12, 2014.

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

On February 9, 2010, April 19, 2010, and again on July 12, 2010 a total of 300,000 warrants (100,000 warrants from each transaction) were exercised for a total of $171,000.

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

•
Products are generally shipped FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for products and services sold through September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our quarterly report, management performed, with the participation of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the three months ended September 30, 2010, the Company continued to permit Dr. Edward Buiel to hold himself out as our CTO, and we continued to refer to him as our CTO in various Company literature such as press releases and on our website.  The continued representation of Dr. Buiel as CTO continued despite the fact that Dr. Buiel’s employment contract expired on May 31, 2010, and there has been no interim consulting agreement with Dr. Buiel since June 22, 2010.

Based upon the foregoing situation regarding Dr. Buiel and upon the evaluation and the identification of the material weaknesses in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During the three months ended September 30, 2010, to address certain of the weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2009:

•	We strengthened our Accounting organization by recruiting a Staff Accountant and a Plant Controller,
•	We strengthened our Information Technology organization team by recruiting a Director of Information Technology
•	We have identified certain weaknesses in our internal controls and have taken appropriate action to rectify these weaknesses; however, testing of the actions taken has is yet to be completed.

Other than as discussed above, during the three months ended September 30, 2010, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement proceeds are allocated as follows:

$ 214,000	to legal counsel for fees and expenses
$ 646,000	to us (which consists mainly of reimbursement of legal fees and expenses)

$ 860,000

We have reached an understanding with the two remaining plaintiffs in the Mercatus matter each of whom provided free trading shares to the transaction. The two plaintiffs will be issued restricted shares of our common stock in settlement of their right to a portion of the proceeds subject to execution of the agreements.

ITEM 1A.	RISK FACTORS

Set forth below is an update to our risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.  For full comprehension of the risks affecting our Company, you are encouraged to review the risk factors set forth in our 2009 Annual and quarterly Reports in their entirety.

Risks related to our business

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products in 2010.

From our inception we have incurred net losses and expect to continue to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to finance the development of and production methods for our PbC devices and to build an infrastructure to support the business. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For the nine months ended September 30, 2010, we had a net loss applicable to common shareholders of approximately $4.0 million.  In addition, we had cumulative losses from inception (September 18, 2003) to September 30, 2010 of $64.9 million. Our PbC technology has not reached a point where we can mass produce batteries based on the technology, and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives employees, and consultants.

Our business is dependent upon the knowledge and experience of our key scientists, engineers and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Currently, all of our key employees have employment contracts that include non-compete provisions. Dr. Buiel is not currently an employee or officer of the Company, and there is no employment contract with him.

We no longer have a written contractual arrangement with our former CTO, Dr. Buiel, and his current status as a consultant without a written agreement poses risks for us.

On June 23, 2008, the Company entered into an Executive Employment Agreement with Dr. Edward Buiel as Vice President and Chief Technology Officer which contract terminated on May 31, 2010.   On June 7, 2010 the Company agreed to engage Dr. Buiel as an interim independent contractor, and this agreement expired on June 22, 2010 and has been extended on a weekly basis to present.  Despite his status as independent contractor, Dr. Buiel continued to serve as the Company’s interim CTO. As of November 12, 2010, the Company intends to continue to negotiate with Dr. Buiel regarding a new employment contract; however, the time period of negotiations has materially exceeded the originally intended time period.

•	There can be no assurance as to whether Dr. Buiel’s employment will be reinstated, and if so, under what terms.

As Dr. Buiel is under no written obligation to continue to perform services on behalf of the Company and can cease to provide services with no advance notice, The Company could face the immediate loss of Dr. Buiel.

•
We may be unable to find a suitable replacement with Dr. Buiel’s qualifications in a timely manner and the lack of a CTO with the requisite experience could disrupt its business operations, delay its scheduled progress in the development of our PbC technology, and jeopardize any strategic Company relationships for which Dr. Buiel was the primary contact.

Risks relating to our common stock

We have issued a large number of warrants and options that may increase, perhaps significantly, the number of common shares outstanding.

On September 30, 2010, we had 85,155,002 shares of common stock outstanding, and (a) we have 50,000 unvested common shares that have been granted and not issued, (b) we have warrants outstanding and that, if exercised, would generate proceeds of $$18,865,625 and cause us to issue up to an additional 13,665,433 shares of common stock, with 1,185,714 of these warrants were classified as derivative liabilities, and (c) we have options outstanding to purchase common stock that, if exercised, would generate proceeds of $7,018,687 and result in the issuance of an additional 3,474,746 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of November 1, 2010, the latest practicable date, was $0.65 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

ITEM 6.	EXHIBITS

10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010 (1)

10.40	Amendment No. 3 to Securities Purchase Agreement dated September 30, 2010 (2)

10.41	Commercial Lease with Becan Development, LLC dated November 4, 2010 (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(1)           Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(2)           Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(3)           Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
Dated: November 12, 2010

/s/ Charles R. Trego

Charles R. Trego, Principal Financial Officer and
Principal Accounting Officer
Dated: November 12, 2010