Form 10-K
period 2010-12-31
Axion Power International, Inc.
filed 2011-03-30
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the 43,139,476 shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on June 30, 2010 was $30,197,633.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 1, 2011
Common Stock	85,453,302

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Cautionary Note Regarding Forward-Looking Information

This Annual Report on Form 10-K, in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended(the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the  energy  storage device industry, all of which are subject to various risks and uncertainties.

When used in this Annual Report on Form 10-K as well as in reports, statements, and information we have filed with the Securities and Exchange Commission(the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this periodic report that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

PART I

Item 1   Description of Business

Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is a development stage company whose primary mission is to engage in the development and production of new battery technologies. These are known as lead carbon, or PbC® batteries and components. In addition we manufacture standard and specialty lead-acid batteries. Our new technologies, primarily consisting of the use of activated carbon as an alternative to lead in the battery’s negative electrode, have application in the production of batteries for virtually all storage functions. It is the Company’s long term goal to become a primary supply source of PbC negative electrodes to established battery manufacturers.

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

The North American lead-acid battery industry is mature with a few leading vendors that have a global presence and a larger number of smaller regional and local vendors that cater to the needs of the North American market. The first tier companies that have a global presence include EnerSys, Exide Technologies and Johnson Controls.  The second tier companies that cater mainly to the North American Markets include, among others, East Penn Manufacturing, C&D Technologies, GS Batteries, and Trojan Battery. The user segments that rely on lead-acid batteries include automotive applications, standby applications ranging from uninterruptible power supplies to telecommunication applications, limited power storage for wind and solar systems and motive power for heavy-duty equipment and railroad applications.

Our Corporate History

Axion Power Corporation, our wholly owned subsidiary, was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception Axion Power Corporation has been engaged in research and development (“R&D”) of new technology for the production of our PbC batteries. As of December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company (“Tamboril”), a public shell company whereby Axion Power Corporation became a wholly owned subsidiary of Tamboril. Tamboril was originally incorporated in Delaware in January 1997 and operated a wholesale cigar business until December 1998, after which date it was an inactive public shell until the reverse acquisition and subsequent name change to Axion Power International, Inc.

In February 2006, we acquired use of our Clover Lane facility totaling 70,438 square feet. We have utilized this space to manufacture our specialty battery products as well as to produce and test prototypes which incorporate our new technology. This facility allows us to manufacture batteries either for our own use or under contract for third parties. This facility has been tested and was found to be in compliance with emission standards established by new federal guidelines in accordance with the Clean Air Act–Title III.

Since inception, our operations have been financed through the sale of equity and debt instruments to investors, as well as loans and proceeds from government grants, with minimal and sporadic revenue generated from operations. We believe that a successful transition from R&D to PbC manufacturing will improve our financial condition, cash flow and market profile.

Developments Since 2008

Since 2008, we have devoted a significant portion of our time and financial resources to upgrading, and where necessary, replacing existing battery manufacturing equipment as part of our long range business plan.   We anticipate future use of this upgraded equipment to manufacture our proprietary PbC lead carbon products. During 2009, we continued to make improvements to our production processes including capital acquisitions and quality control systems. We also received, installed and continued to engineer our first prototype automated PbC negative electrode manufacturing line.

On December 22, 2009, we sold 45,757,572 shares of our common stock at a price of $0.57 per share for total gross proceeds of $26,081,816 and net cash proceeds of $24,928,323 after “breakup” fees and cash offering costs.

During 2010, we continued to use the new prototype line installed in 2009 which, together with certain manual processes, allowed us to manufacture our PbC negative electrodes for sale and for use in ongoing prototype testing. We then incorporated our knowledge and experience into the design of a second generation automated line that incorporated robotics. There were two main challenges we needed to address in order to be able to ready our product for commercial production quantities – (i) implementation of improved quality control; and (ii) increase in target quantity production levels. We began discussions with a major “design and equipment manufacture” firm early in 2010 which, in the summer of 2010, led to a design and build contract for a robotic carbon electrode manufacturing line. The complete new line has been shipped to us and is currently being aligned and put in place at our Green Ridge Road facility in New Castle, PA. We anticipate that the carbon electrode component of our PbC batteries for our various planned PowerCubeTM projects, our Norfolk Southern project, for our automotive strategic partners and for testing on various other customer oriented projects will all be manufactured with robotic precision on this second generation line.

In 2010, we began our planned upgrade and replacement of battery manufacturing equipment in our main battery production plant at the Clover Lane facility. This work has continued into the first quarter of 2011 and currently includes the installation of a new automatic paste mixer and a fixed orifice pasting line that will improve the quality and dimensional tolerances of battery plates. In addition, the assembly operation added an automatic stacker that will provide the precise wrap and alignment of absorbed glass matt separator that is needed for the production of our premium PbC products.

As a result of our having invested in the reconfiguration of our manufacturing space and in the training of our workforce, we have been able to seize an evolving opportunity to increase revenue and cash flow generated from legacy lead-acid batteries.  On March 8, 2011, we announced that we had received a series of purchase orders for the production and immediate delivery of flooded lead-acid batteries. The batteries will be branded by the purchaser. Axion anticipates weekly shipments of these batteries in 2011 with a total minimum purchase price of $3.5 million and a potential maximum purchase price of $8 million. The maximum number is based on the purchaser's forecast, which was projected from their historical data. The flooded lead-acid batteries will be built by Axion, with the purchaser carrying the cost of inventory and providing the raw materials required. The battery order is well-suited to production on the newly renovated, and currently under-utilized, manufacturing capacity at the Clover Lane facility. Revenue and margin from the sale of these batteries will begin to be reported in our financial results for the first quarter of 2011. This initiative is not a deviation from our long-term strategy which is focused on PbC battery and component production. Rather, it provides us with an opportunity to enhance that strategy by further training our factory personnel, while at the same time it allows us to make production and quality improvements.  A further benefit is the generation of cash flow to reduce our cash burn rate as we move forward with the commercialization of our PbC products.

Axion has been recommended by a Quality System Registrar (SRI) for certification under ISO 9001:2008 – ANSI/ISO/ASQ Q9001-2008 for its Quality Management System.  The scope of the ISO 9001:2008 registration is the “Design, manufacture, and distribution of advanced lead acid batteries and battery components”.  Training, visual shop floor controls, and a strong commitment to quality have resulted in the third-party accreditation firm (SRI) recommending Axion for ISO certification.  We expect to receive the ISO certificate in April 2011.

In 2010, we also continued to work with several major global automotive manufacturers that have made commitments to fleet wide adoption of hybridization of their future manufactured vehicles. This commitment was strongly influenced by European Union (EU) legislation that requires reductions in CO2 emissions for all new passenger vehicle production in Europe beginning in 2012. In the first year of the phased in requirement, 65% of the fleet (average) is required to reduce CO2 emissions to 130 grams per kilometer. The percentage ratchets up to 75% in 2013, 80% in 2014 and a full 100% in 2015. Beginning in 2012, failure to comply with the regulation would result in a fine based on the number of grams of CO2 that were emitted above the 130 gram limit. The assessment would begin with 5 euros for the first gram; 15 euros for the second; 25 euros for the third; 95 euros for the fourth; and 95 euros for every subsequent gram of CO2 over the 130 gram limit.  This fine would be assessed against the entire new manufactured fleet of an OEM. In real terms it means that if an OEM manufactured one million vehicles (and there are several that do) in 2015, and that manufacturer was 5 grams of CO2 over the limit (at the 135 grams of CO2 per kilometer level), then that manufacturer would be fined 235 million euros for the year 2015, and for every subsequent year of non-compliance (European Parliament regulation EC443/2009).

We and others believe that the fastest, and least expensive, method of reducing CO2 emissions from a gasoline powered vehicle is to equip the vehicle with stop/start technology. Simply put, in stop/start, every time the vehicle comes to rest the engine shuts off. When the operator takes their foot off the brake and re-engages, the engine comes back on. CO2 emission reductions, and the “hand in hand” fuel savings, are directly proportional to the time the engine is at rest. But, while the engine is off, there is still an ancillary load in the car that must be powered (headlights, heater/air conditioning, radio, power brakes, windshield wipers, door locks, dash board lights, power windows, etc.). The car battery will have to power this load, and it will have to do so without charge from the alternator, or integrated starter generator, because the engine is at rest. Several battery technologies can be utilized - expensive lithium ion, nickel metal hydride, super capacitors in various forms and combinations, but these solutions all cost more than $1,000 when the  necessary ancillary equipment is added in. Prospective solutions in the form of conventional lead-acid batteries would cost a few hundred dollars but lead-acid batteries, in flooded, VRLA or AGM constructs, do not allow the vehicle to function fully as required.  This is true because the lead-acid battery develops poor charge acceptance early in its life cycle resulting in extended charge time requirements between stop/start events. The result is a charging event that takes minutes during which time the vehicle engine cannot shut off and therefore does not reduce CO2 emissions, and increase mpg, in conformance with government regulations. The solution offered by our PbC technology combines low cost, with a fast rate of charge acceptance and achieves the specified stop/start performance that is needed to comply with CO2 emissions regulations. We feel we have the best potential product for the emerging micro-hybrid (stop/start) market and therefore we have devoted considerable time and money in working with our strategic partners and prospective customers in this area.

In 2010, we continued to work on our hybrid locomotive PbC product. Similar to the hybrid vehicle market, battery charge acceptance and ability to take advantage of opportunity charging are key elements in providing a product for the hybrid locomotive market. This area is a major focus for us and, we feel, a natural application for our high charge acceptance/fast re-charge PbC product. To that end, we have been working with Norfolk Southern for the last eighteen months and are currently string testing batteries with them to develop a system that takes full advantage of their unique usage profile. We expect to advance to full field-testing with Norfolk Southern during the second quarter of 2011.

In connection with the Pennsylvania Energy Development Authority and Commonwealth Financing Authority grants we received from the Commonwealth of Pennsylvania, we have launched our PowerCube product onsite at our Clover Lane facility. The PowerCube is outfitted with battery racking, electronics and power equipment.  The batteries for the PowerCube are currently under test with the uninterrupted power supply system (UPS). We anticipate the PowerCube energy storage system will be fully functional during the summer of 2011. There is a solar tree component to this project, being installed by our strategic partner Envision Solar, which we expect to be fully functional within the same time frame.

In addition, we began developing smaller PowerCube units (mini-cubes) for smaller storage applications.  These applications include residential storage and small commercial storage. The end product will provide backup power, power quality, power smoothing, and in most cases will be combined with a solar power component. We have entered into a memorandum of understanding with a group that intends to take this product to market.

We continued our work on the grant from the Office of Naval Services (ONR) in 2010. This project is aimed at developing a product for the Navy and Marine Corps silent watch program and their assault vehicle program. This program provided us with valuable information that we can utilize across the spectrum of our products. We have billed and collected 61% of this grant award in 2010 and expect to finish the program in the first half of 2011.

Our Business and Products

We are a development stage company that has invested seven years and $60.7 million through December 31, 2010 to develop our patented energy storage device that uses activated carbon electrode assemblies to replace the lead-based negative electrodes found in conventional lead-acid batteries. Our PbC energy storage device is a hybrid battery-supercapacitor that combines the simplicity of lead-acid batteries with the fast recharge rate and longer cycle life of supercapacitors. The result is a relatively low cost device that has versatility of design that will allow differing iterations to deliver maximum power; maximum energy; or a range of balances between the two.

Our PbC technology is protected by eight issued U.S. patents and other proprietary features and structures and we typically have a number of patent applications in process at any point in time. The resulting devices are technically sophisticated and yet simple in design. The carbon electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The PbC negative electrodes are then assembled into PbC batteries that can employ the same cases, covers, positive electrodes, separators and electrolyte that are used in conventional lead-acid batteries, and can be assembled with the same equipment and methodology used throughout the world for manufacturing conventional lead-acid batteries. PbC batteries use significantly less lead than standard lead-acid batteries with a comparable footprint, and the lead, plastics and acid employed, just like lead-acid batteries, can be routinely and profitably recycled at existing recycling facilities around the world. As is the case with the lead-acid battery, we expect that in the United States our PbC battery will be fully recycled 99.1% of the time (United States Environmental Protection Agency, Solid Waste and Energy Response [5306P]).

In February 2007, our PbC technology received the Frost & Sullivan Technology Innovation Award for the best development in the field of lead-acid batteries for 2006.

We believe our advanced battery technologies are uniquely situated to answer the current challenges facing the conventional lead-acid battery and that industry as a whole. While we explore the various potential applications for our PbC technology, two facilities in New Castle, Pennsylvania provide us with both an excellent R&D facility and a pilot production plant in which to produce our advanced energy storage devices. In manufacturing this battery assembly using conventional lead-acid battery production methods for our PbC battery production, we provide proof to our future PbC negative electrode customers that our product is suitable to immediate use in their factories.

The PbC battery production is limited at this time by our inability to make the carbon electrodes in large numbers and with proper quality control. As part of our plan to transition from pilot production of PbC negative electrodes to commercial manufacturing, in 2010 we entered into a long term lease for an additional New Castle, Pennsylvania facility that we had been subleasing since 2008 (our Green Ridge Road facility). This 45,000 square foot facility currently houses our prototype automated PbC negative electrode production line, and in the first quarter of 2011, we will commission our second generation PbC negative electrode production line at this building. In addition, this transition will require that we:

•	continue to refine our fabrication methods for carbon sheeting, packet assembly and other key components of our carbon electrode assemblies;

•	demonstrate the feasibility of manufacturing our PbC device and our other technologies, using standard techniques and equipment;

•	demonstrate that the proper quality control can be achieved on our robotic PbC negative electrode manufacturing line;

•	demonstrate and document the performance of our products in key applications; and

•	respond appropriately to anticipated and unanticipated technical and manufacturing challenges.

Our Clover Lane facility has a permitted manufacturing capacity of 3,000 batteries per day, so we currently have excess battery manufacturing capacity that we are able to dedicate to production of high margin specialty batteries that are required in relatively small numbers for direct sales. We are also able to respond quickly as other opportunities to manufacture traditional products present themselves.

We plan to develop our lead carbon technology for use in a variety of applications including:

•	motive power applications;

•	stationary power applications;

•	hybrid electric vehicle applications;

•	hybrid locomotive applications; and

•	military applications.

We believe demand for cost-effective energy storage systems produced using our PbC technology will grow rapidly. We also believe that our technologies can be among the leaders in the high performance battery market, and that our competitive advantages will include:

•	Cost effectiveness: Due to an extended cycle life and relatively low production costs;

•	Superior properties of our product: The PbC battery has a much greater charge acceptance and has must faster recharge capabilities when compared to other standard and advanced lead-acid batteries;

•
Ease of manufacturing integration: Our planned carbon electrode assemblies will be designed to replace the standard lead negative electrodes in conventional lead-acid batteries. In some applications that require fixed voltage operations, voltage conversion may be needed;

•
Superior flexibility: By changing the number, geometry and arrangement of the PbC negative electrode assemblies, we expect to be able to configure our devices to favor either maximum energy storage or maximum power delivery; and

•
Reduced lead content: Depending on the energy, power and cycling requirements of a particular application, our fully recyclable device will use substantially less lead than conventional lead-acid batteries in some applications.

We anticipate our ability to establish and maintain a competitive position will be dependent on several factors, including:

•	the availability of raw materials and key components;

•	our ability to design and manufacture commercial carbon electrode assemblies;

•	our ability to establish and operate facilities that can fabricate PbC negative electrode assemblies and commercially manufacture our PbC device with consistent quality at a predictable cost;

•	our ability to establish and expand a customer base;

•	our ability to execute and perform on any future strategic distribution agreements with tier one and/or tier two battery manufacturers;

•	our ability to compete against established, emerging, and other storage technologies;

•	the market for batteries in general; and

•	our ability to retain key personnel.

Our objective is to become an industry leader in the development and production of components for low cost, high performance energy storage systems. We plan to achieve this objective by pursuing the following core strategies:

•
Platform technology business model. We plan to implement a platform technology business model that will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to use our PbC carbon electrode products in their batteries.

•
Leverage relationships with thought leaders. We are engaged in discussions with industry consortia, research institutions, automotive OEM’s, rail transportation providers and other thought leaders in the fields of utility applications and hybrid electric vehicle technology. As we develop our relationships in the field of energy research, we believe the opportunities for government funding and consortia participation will expand and improve our access to potential suppliers and customers.

•
Leverage relationships with battery manufacturers. Our business model is based on the premise that we can most effectively address the needs of the market by selling PbC negative electrode assemblies to established lead-acid battery manufacturers who want to add advanced battery technology to their existing product lines. This business model should allow us to leverage the business abilities, manufacturing facilities and distribution networks of established manufacturers in order to reduce our time to market and increase our potential market penetration.

•
Build a recognized brand. We believe strong brand name recognition is important in order to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost of ownership per storage cycle.

•
Focus on specific markets. Markets for hybrid electric vehicles, hybrid locomotives and conventional utility applications are becoming increasingly attractive. We are actively pursuing the use of our lead carbon technology products in these emerging markets.

•
Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in R&D in order to improve the performance of our PbC devices and other technologies and to continue to lower our manufacturing costs.

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

Development Phase. We are currently in the final stages of the development phase of our business plan.  We are focusing on producing small quantities of commercial prototypes in our own manufacturing facilities. These commercial prototypes will serve as the foundation for a series of paid demonstration projects with established end users. If these projects are successful and end user testing validates the advantages of our PbC device technology under real-world operating conditions, we may be able to proceed more easily to the full commercialization phase. In general, our development path in each identified target market will include the following:

•
Prototype manufacturing. We are finalizing architecture and manufacturing methods for our commercial prototype PbC carbon electrodes. These PbC negative electrode assemblies will be the key component in the onsite manufacturing of our PbC batteries. We are also working in house, and with third parties, to develop methods of properly integrating electronics unique to various applications. Our proprietary battery management system plays a key role in this development since it allows us to remotely monitor, and in some cases manage the condition, of both individual batteries and battery strings.

•
Demonstration projects. When we have developed and bench tested our commercial prototype PbC devices for a particular target market, we will negotiate additional demonstration projects for each of the intended applications. In some of the larger projects we may partner with a larger battery manufacturer in order to provide the required quantity of PbC devices. Our goal is to document and validate the superior performance of our products in real-world applications.

•
Commercial production. When we have developed sufficient data to support a decision to commence full scale production of a product or product line, we intend to use our Clover Lane facility until we reach our maximum permitted capacity, after which we plan to pursue strategic relationships with other battery manufacturers that are willing to manufacture co-branded commercial PbC products. Those products will contain our proprietary PbC negative electrode assembly, which we will continue to manufacture at our Green Ridge Road facility and build our brand recognition.

Our planned demonstration projects are not expected to generate sufficient revenue and gross profit to offset our expected operating costs. Accordingly, we do not expect to attain profitability during the development phase. If we enter into a commercialization relationship for a specific product or product line, we believe our margins may improve based on efficiencies of scale. However, there is no assurance that the commercialization of products for one or more market segments will generate sufficient revenue and gross profit to offset our anticipated R&D and other operating expenses and yield a profit.

Commercialization Phase. During the commercialization phase, we intend to implement a platform technology business model where we will develop and manufacture the PbC carbon electrode assemblies that are unique to our PbC batteries. In addition to using these assemblies in our batteries, we eventually intend to sell our proprietary assemblies to other established battery manufacturers who are seeking to market more advanced batteries. We believe a platform technology business model will reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our PbC products, while, at the same time, allowing us to focus on a narrow band of value-added activities that should minimize our investment and maximize our profitability.

Until we complete our planned demonstration projects, our negotiation position with respect to developing customer relationships with established battery manufacturers may be impaired. Even if our planned demonstration projects are successful, we may be unable to negotiate manufacturing relationships on terms acceptable to us.

We plan to initially focus on high-value market segments where the total cost of ownership is the primary determining factor in product selection. We believe our commercial PbC device will be most appealing where longer life, high performance, and low maintenance are fully valued.

Our Patents and Intellectual Property

We own eight issued U.S. patents at the date of this report covering various aspects of our PbC technologies, and we typically have a number of patent applications in process at any point in time. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

•	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor;
•	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor;
•	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor;
•	U.S. Patent No. 7,006,346 (expires April 2024) - Positive Electrode of an electric double layer capacitor;
•	U.S. Patent No. 7,110,242 (expires February 2021) - Electrode for electric double layer capacitor and method of fabrication thereof;
•	U.S. Patent No. 7,119,047 (expires February 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof;
•	U.S. Patent No. 7,569,514 (expires May 22, 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof; and
•	U.S. Patent No. 7,881,042 (expires March 2027) – Activated Carbon Electrode with PTFE Binder.

Presently, we have no duty to pay any royalties or license fees with respect to the commercialization of our PbC device technology, and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know-how and other intellectual property, will be critical to our success.

Our ability to compete effectively with other companies will depend on our ability to maintain and protect the PbC device intellectual property and technology. We plan to file additional patent applications in the future. However, the degree of protection offered by our existing patents or the likelihood that our future applications will be granted, or the degree of protection afforded by future patents, if granted, is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that will prevent, limit or interfere with our ability to make and sell products based on our PbC device technology. Competitors may also intentionally infringe on our patents. The prosecution and defense of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties and prevent us from using all or any portion of the technology covered by such a patent. Although third parties have not asserted any infringement claims against us, there is no assurance that third parties will not assert such claims in the future.

We also rely on trade secrets and know-how, and there is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all employees, consultants, advisors and collaborators to enter into strict confidentiality agreements. These agreements may not provide meaningful protection for our unpatented technology in the event of an unauthorized use, misappropriation or disclosure. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise.

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

In general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce those rights through legal action. Since our financial resources are limited, and patent litigation can be both expensive and time consuming, there can be no assurance that we will be able to successfully prosecute an infringement claim in the event that a competitor develops a technology or introduces a product that infringes on one or more of our patents or patent applications. There can be no assurance that our competitors will not independently develop other technologies that render our proposed products obsolete. In general, we believe the best protection of our proprietary technology will come from market position, technical innovation, speed-to-market, and product performance. There is no assurance that we will realize any benefit from our intellectual property rights.

Our Competition

Our PbC technology is potentially competitive with technologies being developed by a number of new and established companies engaged in the manufacture of storage devices or components for storage devices. In addition, many universities, research institutions and other companies are developing advanced energy storage technologies including:

•	symmetric supercapacitors;
•	asymmetric supercapacitors with organic electrolytes;
•	nickel metal hydride batteries;
•	lithium-ion batteries;
•	other advanced lead-acid devices; and
•	flow batteries.

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

The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of rechargeable batteries require large capital expenditures. In order to minimize our capital investment in manufacturing facilities and establish strong brand name recognition for our products, our overall strategy is to negotiate strategic alliances and other production agreements with established battery manufacturers that want to add high-performance co-branded products to their existing product lines. There can be no assurance, however, that our PbC platform technology business model will succeed in the battery industry.

Raw Materials

During the research stage, we used readily available raw materials, off-the-shelf components manufactured by others and hand-made components fabricated by our staff. When we begin manufacturing our PbC products in commercial quantities, we will need to establish reliable supply channels for commercial quantities of raw materials and components. We believe established suppliers of raw materials and components will be able to satisfy our requirements on a timely basis. However, we do not have any long-term supply contracts and the unavailability of necessary raw materials or components could delay the production of our products and adversely impact our results of operations.

Lead is the primary raw material in lead-acid batteries and currently accounts for 80% of our raw material and component costs in the specialty conventional lead-acid batteries we now manufacture. Lead prices have fluctuated dramatically over the last three years, similar to other industrial grade commodity metals. Although our PbC battery does not require as much lead as a conventional lead-acid battery, lead is still a major raw material component.

Environmental Protection

Lead is a toxic material that is a primary raw material in our PbC batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations. Our facility was previously tested and found to be in compliance with emission standards as established by new federal guidelines in accordance with the Clean Air Act – Title III.

Our Research and Development

We engage in extensive R&D activities for the purpose of improving our PbC technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our R&D organization works closely with our engineering team, our suppliers and potential customers to improve our product design and lower manufacturing costs. During 2010 and 2009, we spent $5.4 million and $4.4 million, respectively, on R&D, and $23.8 million since inception. While our limited financial resources and brief operating history makes it difficult for us to estimate our future expenditures, we expect to incur R&D expenditures of consistent magnitude for the foreseeable future.

Our Employees

As of December 31, 2010 we employed a staff of 64, including a 16 member scientific and engineering team, and 31people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees.

Description of Properties

On November 4, 2010, the Company entered into a  Commercial Lease (“Lease”) with Becan Development, LLC (“Lessor”) to lease a 45,000 square foot building, located at 209 Green Ridge Road in New Castle PA, (the “Property”), which the Company currently occupies to house various offices and manufacturing facilities.  The salient terms of the Lease are as follows:

•	The Lease term commenced on January 1, 2011 and the term expires on December 31, 2015.
•
The Lease may be extended for two 5-year terms, by giving notice not less than 30 nor more than 120 days before the expiration of the initial term or first renewal term (as applicable).  The renewal leases shall be on terms substantially similar to the terms of the initial Lease except for any adjustment to rent, if warranted, as mutually agreed upon by Lessor and the Company.

•	The rental amount for the initial term is $19,297 per month and is on a “triple net” basis.
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

On March 28, 2010, we renewed our lease for existing space at our manufacturing plant located at 3601 Clover Lane in New Castle, Pennsylvania. The salient terms of the renewal lease are as follows:

•	The term commenced on April 3, 2010 with an initial term of three years.
•	The renewal lease may be extended for two successive five-year renewal options with future rent to be negotiated at a commercially reasonable rate.
•
The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

•
The rental amount for the initial term is $16,700 per month, which is fixed through 2013. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

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

Since our inception in September 2003, the majority of our resources have been dedicated to our R&D efforts, and we have only recently begun to transition into the very early stages of commercial PbC prototype production. We do not have a stable operating history that you can rely on in connection with your evaluation of our current business and our future business prospects. Our business and prospects must be carefully considered in light of the limited history of PbC technology and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have sporadic revenues and are committed to focusing on research, development and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have encountered and expect to continue to encounter include, but are not limited to, our ability to:

•	Maintain effective control over the cost of our research, pace of progress, development and product testing activities;
•	Develop cost effective manufacturing methods for essential components of our proposed products;
•	Improve the performance of our commercial prototype batteries;
•	Successfully transition from our laboratory research and pilot production efforts to commercial manufacturing and sales of our prototype PbC battery technologies;
•	Adapt and successfully execute our vision and business plan;
•	Implement and improve operational, information technology , financial and management control systems and processes;
•	License complementary technologies if necessary and successfully defend our intellectual property rights against potential claims;
•	Respond effectively to competitive developments and changing market conditions;
•	Continue to attract, retain and motivate qualified personnel; and
•	Manage each of the other risks set forth below.

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

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products in quantity until the fourth quarter of 2011.

From our inception we have incurred net losses and expect to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to fund the development of production methods for our PbC devices and to build an infrastructure to support this business. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For 2010, we had a net loss applicable to common shareholders of $6.8 million.  In addition, we had cumulative losses from inception (September 18, 2003) to December 31, 2010 of $67.7 million. We have not yet reached a point where we can manufacture our proprietary PbC batteries and our proprietary activated carbon electrodes in commercial volumes and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

We are subject to stringent environmental regulation.

We use or generate certain hazardous substances in our research and manufacturing facilities. We do not carry environmental impairment insurance. We believe that all permits and licenses required for our current business activities are in place. Although we do not know of any material environmental, safety or health problems in our property or processes, there can be no assurance that problems will not develop in the future which could have a material adverse effect on our business, results of operation, or financial condition.

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

Due to the hazardous nature of many of the key materials used in the manufacturing of our batteries, the producers of such products may be exposed to a greater number of product liability claims, including possible environmental claims. We currently have product liability insurance up to $1,000,000 per occurrence and $5,000,000 in the aggregate to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business operations. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that as we continue distribution of our products that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay such liability.

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key executives, employees, and consultants.

Our business is dependent upon the knowledge and experience of our key scientists, engineers, manufacturing staff and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Currently, all of our key employees have employment contracts that include non-compete provisions.

We will not begin automated production of our PbC technology until the 3rd quarter of 2011.

We will not be able to begin full commercial production of our PbC energy storage devices until we complete our current testing operations, our planned application evaluation, our planned product development and until our second generation robotic PbC negative electrode production line is fully commissioned. We believe our path to full automated production will, at a minimum, take us into the third quarter of 2011.  Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC batteries and other technologies or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful, there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

We have limited manufacturing experience with respect to our PbC technology, which may translate into substantial cost overruns in manufacturing and marketing our products.

We do not have extensive manufacturing experience with respect to production of our commercial PbC negative electrode prototypes in quantities required to achieve our operational goals, and there is no assurance that we will be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products when we are ready to do so.

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

Risks related to our PbC Technology

We need to improve the performance of our commercial prototypes before we commit to achieve large scale production.

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

The lead-acid battery industry is large, intensely competitive and resistant to technological change. Even if our product development efforts are successful, we will have to compete or enter into further strategic relationships with well-established companies that are much larger and have greater financial capital and other resources than we do. We may be unable to convince end users that products based on our PbC technology are superior to available alternatives. Moreover, if competitors introduce similar products, they may have a greater ability to withstand price competition and finance their marketing programs. There is no assurance that we will be able to compete effectively.

To the extent we enter into strategic relationships, we will be dependent upon our partners.

Some of our products are not intended for direct sale to end users and our business strategy is likely to require us to enter into strategic relationships with manufacturers of other power industry equipment that use batteries and other energy storage devices as important components of their finished products. The agreements governing any future strategic relationships may not provide us with control over the activities of any strategic relationship we negotiate and our future partners, if any, could retain the right to terminate the strategic relationship at their option. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

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

Other parties may challenge certain of our foreign patent applications. If such parties are successful in opposing our foreign patent applications, we may not gain the protection afforded by those patent applications in particular jurisdictions and may face additional proceedings with respect to similar patents in other jurisdictions, as well as related patents. The loss of patent protection in one jurisdiction may influence our ability to maintain patent protection for the same technology in other jurisdictions.

Risks relating to our common stock

We have issued a large number of warrants and options, which if exercised would substantially increase the number of common shares outstanding.

On March 1, 2011, we had 85,453,302 shares of common stock outstanding, and (a) we have warrants outstanding and that, if exercised, would generate proceeds of $15,258,947 and cause us to issue up to an additional 12,973,820 shares of common stock, with 1,085,714 of these warrants classified as derivative liabilities, and (b) we have options outstanding to purchase common stock that, if exercised, would generate proceeds of $7,051,223 and result in the issuance of an additional 3,578,520 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of March 1, 2011, the latest practicable date, was $0.81 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Item 2 Properties

On March 28, 2010, we renewed our lease for existing space at our manufacturing plant located at 3601 Clover Lane in New Castle, Pennsylvania. On November 4, 2010, the Company entered into a Commercial Lease with Becan Development, LLC to lease a 45,000 square foot building, located at 209 Green Ridge Road in New Castle PA. The terms of the Leases are set forth above in Item 1. Business (Description of Properties).

Item 3 Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Final Settlement of the Contingent Shares Litigation

As of July 28, 2010, all remaining litigation with respect to the Mercatus stock transaction was fully settled and dismissed with a total amount of settlement proceeds of $860,000. The settlement proceeds are allocated as follows:

$214,000	To legal counsel for fees and expenses
646,000	To us (which consists mainly of reimbursement of legal fees and expenses)
$860,000	Total proceeds

The two remaining plaintiffs were issued unrestricted shares of our common stock in settlement of their right to a portion of the proceeds subject to execution of the agreements.

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

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock trades on the Over the Counter Bulletin Board under the symbol “AXPW”.  Trading in our common stock has historically been sporadic, trading volumes have been low, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
First Quarter 2009	$1.25	$0.80
Second Quarter 2009	$2.10	$0.78
Third Quarter 2009	$2.75	$1.05
Fourth Quarter 2009	$2.25	$1.20
First Quarter 2010	$1.48	$1.13
Second Quarter 2010	$1.15	$0.63
Third Quarter 2010	$0.64	$0.46
Fourth Quarter 2010	$0.72	$0.52

On March 1, 2011, the sale price for our common stock as reported on the Over the Counter Bulletin Board was $0.81 per share.

Securities outstanding and holders of record

On December 31, 2010 there were 439 record holders of our common stock and 85,453,302 shares of our common stock issued and outstanding.

Dividends

We have never paid dividends.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information: The following table provides summary information on our equity compensation plans as of December 31, 2010:

Equity Compensation Plan category:	Number of shares Issuable on exercise of Outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Compensation plans approved by stockholders
2004 Incentive Stock Plan	0	$0	1,379,000
2004 Directors’ Option Plan	480,972	$1.68	489,463

Compensation not approved by stockholders
Options held by officers, employees, and consultants	1,658,500	$2.46
2010 Employees and Officers Stock Option Plan	1,439,048	1.50	524,952
Total equity awards	3,578,520	$1.97

The Company has two stockholder approved equity compensation plans, and on September 28, 2010, the board of directors amended the 2001 Director’s Option Plan without stockholder approval.  For certain positions, the Company enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans. The following summarizes the Company’s equity compensation arrangements.

Equity Compensation Not Approved by Stockholders:

Options Held by Officers, Employees, and Consultants:

In March 2008 the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 30,000 shares of common stock at an exercise price of $4.50. 10,000 options vested in March 2008 and were exercisable through December 2009, and the remaining 20,000 options vested in May 2008 and were exercisable through May 2010.  These options were valued at $15,600 utilizing the Black-Scholes-Merton option pricing model with $15,600 recorded as compensation expense in 2008.

In June 2008 the Company’s Chief Financial Officer, Andrew Carr Conway, Jr., was granted a contractual option to purchase 10,000 shares of common stock at an exercise price of $4.50. These options vested in June 2008 and were exercisable through June 2010. These options were valued at $5,200 utilizing the Black-Scholes-Merton option pricing model and recorded as compensation expense in 2008.

In June 2008 our Chief Executive Officer, Thomas Granville, was granted a contractual option to purchase an additional 90,000 shares of our common stock at a price of $2.50 per share. The options vest prorated over the 24-month term of his contract, and are exercisable for a period of five years from the vesting date. These options were valued at $79,872, utilizing the Black-Scholes-Merton option pricing model with $23,296 of compensation expense recorded in 2008.

In June 2008 the Company’s Chief Technical Officer, Edward Buiel, was granted a contractual option to purchase an additional 100,000 shares of our common stock at a price of $2.50 per share. The options will cliff vest on May 31, 2011, and are exercisable for a period of five years from the vesting date. These options were valued at $95,436, utilizing the Black-Scholes-Merton option pricing model with $18,557 of compensation expense recorded in 2008.

In June 2008 the Company’s Chief Financial Officer, Donald Hillier, was granted an option to purchase 180,000 shares of our common stock. The exercise price of the option was $2.50 per share, and the option vests at the rate of 5,000 shares per month through the term of the Employment Agreement, and is exercisable for a period of 5 years from the vesting date. These options were valued at $179,244, utilizing the Black-Scholes-Merton option pricing model with $34,853 of compensation expense recorded in 2008.

In June 2008 three employees were granted contractual options to purchase an additional 200,000 shares of our common stock at a price of $2.50 per share. 5,000 of these options vested in June 2008 upon execution of the employment contracts, with the balance cliff vesting on June 15, 2011, and are exercisable for a period of three years from the vesting date. These options were valued at $165,041, utilizing the Black-Scholes-Merton option pricing model with $34,222 of compensation expense recorded in 2008.

In June 2008 seven employees were granted contractual options to purchase an additional 179,500 shares of our common stock at a price of $2.50 per share. 43,500 of these options vested in December 2008 upon execution of the employment contracts, with the balance vesting through the term of the employment agreement and are exercisable for a period of three years from the vesting date. These options were valued at $36,171, utilizing the Black-Scholes-Merton option pricing model with $5,330 of compensation expense recorded in 2008.

In January 2009 the Company granted a total of 36,000 contractual stock options to an employee at an exercise price of $2.50 per share. 6,000 of these options vested in January 2009 upon execution of the employment contract, with the balance vesting at a rate of 1,000 per month, and are exercisable for a period of five years from vesting date. These options were valued at $14,507, utilizing the Black-Scholes-Merton model with $4,835 of compensation expense recorded in 2009

On April 1, 2010 our Chief Operating Officer, Philip S. Baker was granted an option to purchase 230,000 shares of our common stock. The exercise price of the option is $1.50 per share. 26,000 of these options vested upon executing the employment contract and the remainder vest at the rate of 6,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options were valued at $160,884, utilizing the Black-Scholes-Merton model with $40,221 compensation expense recorded in 2010.

On April 1, 2010 our Chief Financial Officer, Charles R. Trego was granted an option to purchase 265,000 shares of our common stock. The exercise price of the option is $1.50 per share. 27,000 of these options vested upon executing the employment contract and the remainder vest at the rate of 7,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options were valued at $185,364, utilizing the Black-Scholes-Merton model with $46,341 compensation expense recorded in 2010.

On December 14, 2010 the Company granted a total of 55,000 stock options to one employee at an exercise price of $1.00 per share.  20,000 of these options vested in December 2010, and 1,000 options will vest monthly from January 2011 through November 2013, and are exercisable for a period of five years from vesting date. These options were valued at $15,948, utilizing the Black-Scholes-Merton model with $5,799 compensation expense recorded in 2010.

2010 Employees and Officers Stock Option Plan:

During March 2010, the Company granted a total of 272,000 stock options to two employees at an exercise price of $1.50 per share. 8,000 of these options vested in March 2010 upon execution of their employment contracts, with the balance vesting at a rate of 8,000 per month beginning June 30, 2010.  These options are exercisable for a period of five years from vesting date. These options were valued at $189,396, utilizing the Black-Scholes-Merton model with $52,610 of compensation expense recorded in 2010.

On April 1, 2010, an employee was granted an option to purchase 195,000 shares of our common stock at an exercise price of $1.50 per share.  25,000 of these options vested upon execution of the employment contract and beginning in June 2010; 5,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $136,404, utilizing the Black-Scholes-Merton model with $34,101 of compensation expense recorded in 2010.

On May 25, 2010, an employee was granted an option to purchase 108,000 shares of our common stock at an exercise price of $1.50 per share.  6,000 of these options vested upon execution of the employment contract and beginning in June 2010; 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of five years from the vesting date. These options were valued at $43,344, utilizing the Black-Scholes-Merton model with $8,428 of compensation expense recorded in 2010.

On June 22, 2010, an employee was granted an option to purchase 102,000 shares of our common stock at an exercise price of $1.50 per share.  3,000 of these options vested in June 2010; 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $37,125, utilizing the Black-Scholes-Merton model with $6,750 of compensation expense recorded in 2010.

On June 22, 2010, an employee was granted an option to purchase 102,000 shares of our common stock at an exercise price of $1.50 per share.  3,000 of these options vested in June 2010; 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 3 years from the vesting date. These options were valued at $30,426, utilizing the Black-Scholes-Merton model with $5,532 of compensation expense recorded in 2010.

On June 29, 2010, our Chief Executive Officer, Thomas Granville was granted an option to purchase 360,000 shares of our common stock. The exercise price of the option is $1.50 per share. 10,000 of these options vested upon signing the employment contract and the remainder vests at the rate of 10,000 shares per month beginning August 2010 through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options were valued at $113,112, utilizing the Black-Scholes-Merton model with $18,852 of compensation expense recorded in 2010.

During August 2010, the Company granted a total of 175,024 stock options to three employees at an exercise price of $1.50 per share.  30,000 of these options vested in August 2010, and 4,532 options will vest monthly from January 2011 through September 2013, and are exercisable for a period of five years from vesting date. These options were valued at $36,963, utilizing the Black-Scholes-Merton model with $4,731 of compensation expense recorded in 2010.

On December 28, 2010, the Company granted a total of 125,024 stock options to two employees at an exercise price of $1.50 per share.  20,000 of these options vested in December 2010, and 3,282 options will vest monthly from January 2011 through December 2013, and are exercisable for a period of five years from vesting date. These options were valued at $29,104, utilizing the Black-Scholes-Merton model with $4,639 of compensation expense recorded in 2010.

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

Since inception, we have received $60.8 million in cash generated from financing activities of which $47.5 million was used to fund research and development activities, capital expenditures, infrastructure, operations and working capital.

Key Performance Indicators

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

The single most significant financial metric for us is the adequacy of working capital. Working capital is necessary to fund our capital expenditures, infrastructure and processes required to progress from demonstration projects to commercial deployment of our proprietary product. We believe we can maintain our current level of operations, R&D activities, production levels and required capital expenditures through 2011 without further external capital infusions.

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

Material Trends and Uncertainties

We will continue to utilize substantial portions of our available cash funds for R&D activities. Even with adequate funding, there is no assurance our new technology can be successfully commercialized. While we intend to continue to manufacture specialty batteries and AGM batteries, there is no assurance of profits or whether those profits will be sufficient to sustain us as we continue to develop our new technology.

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

In the registration rights agreement entered into in conjunction with the Securities Purchase Agreement with those selling stockholders, we agreed to file one or more registration statements under the Securities Act of 1933, as amended, covering the resale by those selling stockholders of the shares of our common stock issued pursuant to the Securities Purchase Agreement. The registration rights provisions contain conventional terms including indemnification and contribution undertakings and a provision for liquidated damages in the event the required registration statements are not filed, or are not declared effective, prior to deadlines set forth in the Securities Purchase Agreement. During April 2010 an additional $55,894 in expense was incurred to register these shares for the selling stockholders.

On February 9, 2010, April 19, 2010, July 12, 2010, and October 1, 2010 a total of 400,000 warrants (100,000 warrants from each transaction) were exercised for a total of $228,000.

In settlement of the Mercatus matter, during August 2010, 301,700 warrants issued were exercised for $131,266 and in December 2010, 198,300 shares of our common stock were issued at for a total of $113,031.

Award Activities: Grants and Contracts

On February 5, 2009, we received two grants from the Advanced Lead-Acid Battery Consortium (the “ALABC”), the leading industry association made up in part by the largest companies supplying the world’s battery market. The two grants total $388,000 and provided support research into two key areas. The first grant sought to identify the mechanism by which the optimum specification of carbon, when included in the negative active material of a valve-regulated lead-acid battery, provides protection against accumulation of lead sulfate during high-rate partial-state-of-charge operation. The second grant sought to characterize our proprietary PbC battery in hybrid electric vehicle (HEV) type duty-cycle testing. The grants were administered through the Durham, NC-based International Lead Zinc Research Organization acting on behalf of the ALABC. The research work was completed during the first quarter of 2010.

On February 9, 2009, we received notice that we were the recipient a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 initial grant was part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds were used to demonstrate the advantages our proprietary PbC battery technologies provide in a variety of electric vehicle types including: HEVs, such as the popular Toyota Prius;  “plug-ins” (PHEVs)  used in commuter, delivery and other vehicles; and in electric vehicles (EVs) and converted (from combustion engine operation) EVs. The grant was initially billed against in the fourth quarter of 2009. The project was completed in July 2010 and a total of $763,404 was received against this award.

On December 22, 2009, we were awarded a $248,650 grant from the Pennsylvania Energy Development Authority, to assist in the development and deployment of an Axion PowerCube™ battery energy storage system using the our PbC battery technology. The 500 kilowatt PowerCube will be built and installed at our New Castle facility and will be designed to enhance a Smart Grid electrical distribution system, that will potentially include  a future solar-powered electric vehicle charging station and a potential wind-powered energy system.   We have begun design work on this project.

On May 11, 2010, we were awarded a federal contract number N00014-10-C-0094 for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This final contract provides $1,004,747 to us for this project. We were chosen for the award once the project was approved by the U.S. Congress in their 2009 budget.  Under the contract, we will be working with the U.S. Navy and Marine Corps to study the feasibility of utilizing one of our PbC ® products in their assault and silent watch vehicles. During 2010, we have invoiced and collected $615,647 against this project, deferring the fixed fee of $40,276 from revenue, pending project completion and audit.

On June 16, 2010, Axion Power Battery Manufacturing, Inc. received a $298,605 solar energy program grant from the Pennsylvania Department of Community and Economic Development, to assist with solar power energy storage research and development. This grant, along with proceeds from the December 22, 2009 Pennsylvania Energy Development Authority grant will contribute funding to our development program with an estimated total project cost of $1.0 million.

A summary of award activities is listed as follows:

	Total Award Amount	Unbilled Award Balance
DOD Office of Naval Research Contract	1,004,747	389,090
ALABC	388,000	-
PA Alternative Fuels Incentive Grant Program	763,404	-
Pennsylvania Energy Development Authority	248,650	140,389
Pennsylvania Department of Community and Economic Development	298,605	298,605
	$2, 703,406	$828,084

Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying financial statement notes appearing elsewhere in this report.

•	Our primary activity in our current development stage consists of R&D efforts for advanced battery applications and PbC carbon electrode devices.

•
Product sales are derived from the sale of lead-acid batteries (both flooded and AGM) to specialty collectors, race car owners and other battery manufacturers, and from the sale of PbC batteries. Service sales result from the sale of R&D services related to advanced PbC battery applications.

•
Product costs include raw materials, components, labor and allocated manufacturing overhead to produce batteries sold to customers. Due to the development stage of our business, product costs represented in our current financial statements may not be indicative of the future costs to produce batteries. Product costs also include provisions for inventory valuation and obsolescence reserves.

•
Research & development includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included are the materials consumed in production of test products, engineering services, manufacturing costs not allocated to product sales, and costs attributable to service sales.

•
Selling, general and administrative expenses include labor, expenses associated with our being a public company, selling and marketing, investor relations, and legal costs associated with litigation and protection of our intellectual property rights.

Statements of Operations

Summarized selected financial data for the years ended December 31, 2010 and 2009.

	2010	2009
Product sales	$1,328,025	$1,843,592
Service sales	820,081	-
Total sales	2,148,106	1,843,592
Product costs	893,681	1,693,714
Research & development expenses	5,432,230	4,426,956
Selling, general & administrative expenses	3,448,508	3,837,526
Derivative revaluations (income)	(1,165,751)	6,292,401
Loss before income taxes	(6,830,854)	(14,578,427)

Summary of Consolidated Results for the Year Ended December 31, 2010 compared with the Year Ended December 31, 2009

Product Sales

Product sales for the year ended December 31, 2010 were $1.3 million compared to $1.8 million for the same period in 2009.  The decrease was primarily due to sales of flooded batteries to a large scale buyer group in 2009 that did not reoccur in 2010.  We have two customers that accounted for 43% and 17% of product sales, respectively, in 2010 and one customer that accounted for 49 % of product sales in 2009.

Service Sales

Service sales for the year ended December 31, 2010 were $0.8 million compared to $0.0 million for the same period in 2009. We have three customers that accounted for all of the service sales during 2010.

Total Sales

Total sales for the year ended December 31, 2010 were $2.1 million compared to $1.8 million for the same period in 2009.

Product Cost

Product costs for the year ended December 31, 2010 were $0.9 million compared to $1.7 million for the same period in 2009.  The decline resulted from decreases in product sales and changes in product mix.

Research & Development Expenses

Research and development expenses for the year ended December 31, 2010 were $5.4 million compared to $4.4 million for the same period in 2009. The change was due to increases in labor costs, recruiting expenses, consulting fees and supplies offset by a decrease in grant proceeds.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the year ended December 31, 2010 were $3.4 million compared to $3.8 million for the same period in 2009. The change was due to increases in labor costs, recruiting expenses, consultant fees, market research, insurance and supplies offset by a reduction of legal expenses.

Derivative Revaluation

Income from derivative revaluation for the year ended December 31, 2010 was $1.2 million compared to a loss of $6.3 million for the same period in 2009. Income from derivative revaluation results from a decrease in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Net Loss

For the year ended December 31, 2010, loss before income taxes was $6.8 million compared to $14.6 million for the same period in 2009.  For the year ended December 31, 2010, the net loss applicable to common shareholders was $6.8 million compared to $18.6 million for the same period in 2009.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception through fiscal year ended December 31, 2010, we generated insignificant revenue from operations. The receipt of $24.9 million in proceeds from our December 2009 equity private placement provided the financial resources to fund our operations, working capital and capital expenditures in 2010. We believe that the currently available funds at December 31, 2010, along with internally generated funds, will provide sufficient financial resources for ongoing operations, working capital and capital expenditures through 2011.

We may also receive funds from recent grant submissions both with the federal government, through the “Stimulus Package” programs, and the Commonwealth of Pennsylvania.  While these latter two events do not currently have a direct effect on liquidity, they do provide the basis for potential liquidity sources in 2011.

Unless we are able to engage in commercial production of our propriety PbC technology and products in the near term or obtain major government grants, we will require further financing to fund our growth.

Cash, Cash Equivalents, and Working Capital

At December 31, 2010, we had $13.3 million of cash and cash equivalents compared to $23.3 million at December 31, 2009.  At December 31, 2010 working capital was $14.0 million compared to a working capital of $23.2 million at December 31, 2009.  Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

Cash Flows from Operating Activities

Net cash used by operating activities was $ 6.7 million for the year ended December 31, 2010 and $6.6 million for the year ended December 31, 2009. Our negative cash flow is consistent with the development stage of our business.

Cash Flows from Investing Activities

Net cash used by investing activities for year ended December 31, 2010 was $3.6 million compared to net cash provided by investing activities of $0.8 million for the same period in 2009.  In 2010 equipment purchases of $3.6 million was the primary driver of investing activities. In 2009 equipment purchases of $1.4 million were offset by the maturity of $2.2 million of short term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $0.3 million compared to $25.9 million for the same period in 2009. In 2010, proceeds from the exercise of warrants were the primary source of financing activities. In 2009 financing activities sources resulted from a $0.8 million in Machinery and Equipment Loan Fund financing received from the Commonwealth of Pennsylvania, $24.9 million from a private placement offering, and $0.3 million from the conversion of related party notes into common stock as part of the December 2009 private placement offering.

Significant Financing Arrangements

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The material terms of the Amendment were as follows:

•	The exercise for warrants previously issued to Quercus by us was reset from $2.60 per share to $0.75 per share.

•	Any previously accrued liquidated damages under the Securities Purchase Agreement to the date of the Amendment were waived.

•	Axion and Quercus agreed to elect three new directors on behalf of Quercus, each to serve a three year term.

•	Quercus agreed to invest an additional $2,000,000 in connection with a minimum $10 million capital raise by us upon certain terms and conditions as set forth in the Amendment.

•	Certain deadlines in the Agreement for filing of post effective amendments were extended from 7 business days and 30 calendar days are extended to 15 business days and 60 calendar days, respectively.

This Amendment provided us with a further financing commitment by Quercus as well as provision of the benefit of the experience and expertise of the three named individuals as new directors to us.  The Amendment resolved certain milestones set forth in the Agreement which were not fully met due to the non-completion of the Production Contract which was entered into by us on June 27, 2008. See further discussion under the caption entitled 2009 Private Placement below.

Machinery and Equipment Loan Fund.  On July 22, 2009, the Pennsylvania Department of Community and Economic Development approved our application for a loan from the Machinery and Equipment Loan Fund in the maximum amount of $791,055.  The proceeds of the loan were used to defray part of the cost of equipment purchased for use at our facility on Green Ridge Road facility. The loan will bear interest at the rate of 3% interest per annum and will be payable in equal monthly installments of principal and interest over a period of seven years maturing on October 1, 2016.  We are required to create and/or retain the number of full-time equivalent jobs specified in the loan application within three years after the date of disbursement of Machinery and Equipment Loan Fund loan proceeds. The Machinery and Equipment Loan Fund loan initial proceeds in the amount of $776,244 were received on September 14, 2009.

2009Secured Bridge Loan Financing.  In August of 2009 we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009.  The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014. Anti-dilution provisions apply to the warrants.

On December 8, 2009, we borrowed an additional $541,666 from Robert Averill, one of our directors, on substantially similar terms to the bridge loans in August 2009. The new bridge loan bore no interest but had a fee of 8% of the principal amount thereof.  The holders of these notes had the right to convert the note together with interest, into any security sold by us in an institutional offering.  $371,353 of the principal amount and fee was converted into an investment in us as part of the December 22, 2009 private placement described below, and $970,313 of principal amount and accrued fees thereon were repaid in December of 2009.   Upon repayment of the note, all conversion rights terminated.

2009 Private Placement. On December 18, 2009, we entered into a Securities Purchase Agreement as a Private Placement, pursuant to which we agreed to issue 45,757,572 shares of our common stock at a price of $0.57 per share for total gross proceeds of $26,081,816. ($371,366 of which was a non-cash conversion of outstanding bridge loan indebtedness plus fees and interest thereon), The net cash proceeds, from this transaction of $24,928,323, include $500,000 in “breakup” fees from the Quercus Trust, cash offering costs of $1,282,127  and $50,000 in legal fees related to the transaction. We also issued 719,665 shares of our common stock for $410,209 of non-cash offering costs. The transaction was consummated on December 22, 2009 and an additional $55,894 in expense was incurred to register these shares for the selling stockholders during April 2010.

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

On February 9, 2010, April 19, 2010, July 12, 2010, and October 1, 2010 a total of 400,000 warrants (100,000 warrants from each transaction) were exercised for a total of $228,000.  In settlement of the Mercatus matter, during August 2010, 301,700 warrants issued were exercised for $131,266 and in December 2010, 198,300 shares of our common stock were issued at for a total of $113,031.

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

Critical Accounting Policies, Judgments and Estimates

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, assumptions and judgments that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Axion Power Battery Manufacturing, Inc., APC and C&T. All significant inter-company balances and transactions have been eliminated in consolidation.

Derivative Financial Instruments:  The Company’s objective in using derivative financial instruments is to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as income or expense in the consolidated statement of operations.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for changes   in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and composition to determine appropriate reserve levels.

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment is generally received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2010.

Grants:  We recognize government grants when there is a reasonable assurance that we will comply with the conditions attached to the grant arrangement and the grant will be received. For reimbursements of expenses, the government grants are recognized as reduction of the related expense. For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the asset. The grant is recognized in profit or loss over the life of a depreciable asset as reduced depreciation expense.

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

Effective January 1, 2006, we adopted the provisions of FASB ASC topic 718 using the modified prospective transition method. Stock-based compensation related to employee and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.”) The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 8   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Axion Power International, Inc.

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period since inception (September 18, 2003) through December 31, 2010. Axion Power International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period since inception (September 18, 2003) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for certain warrants pursuant to new authoritative guidance in FASB ASC 815-40, "Contracts in Entity's Own Equity".

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
March 30, 2011

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$13,330,009	$23,279,466
Accounts receivable	221,922	194,315
Other receivables	144,973	208,179
Prepaid expenses	82,060	79,987
Inventory, net	1,428,560	1,008,092
Total current assets	15,207,524	24,770,039

Property & equipment, net	6,738,575	4,216,080
Other receivables	65,000	34,601
TOTAL ASSETS	$22,011,099	$29,020,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$930,021	$1,375,292
Other liabilities	225,804	82,326
Notes payable	101,684	101,684
Total current liabilities	1,257,509	1,559,302

Deferred revenue	1,385,185	856,237
Derivative liabilities	254,461	1,616,788
Notes payable	547,612	649,549
Total liabilities	3,444,767	4,681,876

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized
Series-A preferred – 2,000,000 shares designated 0 shares issued and outstanding (630,897 in 2009)	-	9,069,871
Common stock-125,000,000 shares authorized $0.0001 par value 85,453,302 issued & outstanding (75,767,818 in 2009)	8,545	7,576
Additional paid in capital	86,499,416	76,372,520
Deficit accumulated during development stage	(67,690,004)	(60,859,150)
Cumulative foreign currency translation adjustment	(251,625)	(251,973)
Total stockholders' equity	18,566,332	24,338,844

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$22,011,099	$29,020,720

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Years Ended		Inception
	December 31		9/18/2003 to
	2010	2009	12/31/2010
Product	$1,328,025	$1,843,592	$4,660,464
Service	820,081	-	820,081
Net sales	2,148,106	1,843,592	5,480,545

Costs and expenses
Product costs	893,681	1,693,714	3,797,657
Research & development	5,432,230	4,426,956	23,810,856
Selling, general & administrative	3,448,508	3,837,526	25,301,415
Interest expense - related party	21,143	186,063	2,359,129
Impairment of assets	361,793	-	1,753,278
Derivative revaluations (income)	(1,165,751)	6,292,401	(1,388,018)
Mega C Trust share augmentation	-	-	400,000
Interest & other income	(12,644)	(14,641)	(561,437)
Loss before income taxes	(6,830,854)	(14,578,427)	(49,992,335)

Income taxes	-	-	4,300
Accumulated deficit	(6,830,854)	(14,578,427)	(49,996,635)

Less preferred stock dividends and beneficial conversion feature	-	(4,046,836)	(17,693,369)
Net loss applicable to common shareholders	$(6,830,854)	$(18,625,263)	$(67,690,004)

Basic and diluted net loss per share	$(0.08)	$(0.67)	$(2.53)

Weighted average common shares outstanding	83,711,708	27,619,839	26,718,580

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Years Ended		Inception
	December 31		9/18/2003 to
	2010	2009	12/31/2010
Cash Flows from Operating Activities
Accumulated deficit	$(6,830,854)	$(14,578,427)	$(49,996,635)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	673,170	441,005	1,657,461
Interest expense	-	139,668	1,970,251
Impairment of assets	361,793	-	1,753,279
Derivative revaluations (income)	(1,165,751)	6,292,401	(1,388,018)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	444,986	986,982	5,782,467

Changes in operating assets & liabilities
Accounts receivable	(27,607)	(66,280)	(228,791)
Other receivables	63,206	(143,723)	(123,013)
Prepaid expenses	(2,073)	(998)	(79,472)
Inventory, net	(420,468)	261,423	(1,428,559)
Accounts payable	(445,271)	51,005	2,584,665
Other liabilities	143,478	(80,254)	246,936
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	528,977	105,151	1,472,703

Net cash used by operating activities	(6,676,414)	(6,592,047)	(37,198,307)

Cash Flows from Investing Activities
Short term investments	-	2,193,920	-
Other receivables	(30,399)	(6,213)	(1,282,016)
Purchases of property & equipment	(3,557,458)	(1,382,902)	(8,754,540)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	(3,587,857)	804,805	(10,204,444)

Cash Flows from Financing Activities
Net proceeds from related party debt	-	265,687	5,445,458
Repayment of notes payable	(101,937)	751,234	649,297
Net proceeds from sale of common stock	57,137	24,928,323	45,171,365
Net proceeds from exercise of warrants	359,266	-	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash provided by financing activities	314,466	25,945,244	60,753,067

Net change in cash and cash equivalents	(9,949,805)	20,158,002	13,350,316
Effect of exchange rate on cash	348	(2,704)	(20,307)
Cash and cash equivalents - beginning	23,279,466	3,124,168	-
Cash and cash equivalents - ending	$13,330,009	$23,279,466	$13,330,009

The accompanying notes are an integral part of these consolidated financial statements

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For Periods Ended December 31, 2003 through 2010
(A Development Stage Company)

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Inception September 18, 2003	0	$0	$0	0	$0	$0	$0	$0	$0	$0
Shares to founders upon formulation of APC				1,360,000	137	(137)	0			0
Stock based compensation				170,000	17	48,936				48,953
Conversion of debt to equity				1,108,335	111	1,449,889	(350,000)			1,100,001
Debt Discount from convertible debt						86,402				86,402
Unamortized discount on convertible debt						(77,188)				(77,188)
Fair value of options issued as loan inducements						15,574				15,574
Recapitalization:
- Shares issued to Mega-C trust				6,147,483	615	(615)				0
- Equity acquired in recapitalization				1,875,000	188	(188)				0
Net Loss December 31, 2003								(3,097,030)		(3,097,030)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(56,547)	(56,547)
Comprehensive loss										(3,153,577)
Balance at December 31, 2003	0	$0	$0	10,660,818	$1,067	$1,522,674	$(350,000)	$(3,097,030)	$(56,547)	$(1,979,836)
Shares issued to founders				445,000	45	(45)				0
Augmentation shares issued to Mega-C trust				180,000	18	(18)				0
Conversion of debt				283,333	28	451,813	350,000			801,841
Warrants in consideration for technology purchased						563,872				563,872
Common stock offering - net of cost				823,800	81	1,607,053				1,607,134
Proceeds from exercise of warrants				475,200	48	867,972				868,020
Liability converted as partial prepayment on options						306,000				306,000
Stock based compensation				45,000	5	191,738				191,742
Fraction Shares Issued Upon Reverse Spilt				48,782	5	(5)				0
Net Loss December 31, 2004								(3,653,637)		(3,653,637)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(74,245)	(74,245)
Comprehensive loss										(3,727,882)
Balance at December 31, 2004	0	$0	$0	12,961,933	$1,296	$5,511,054	$0	$(6,750,667)	$(130,792)	$(1,369,109)

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For Periods Ended December 31, 2003 through 2010
(A Development Stage Company)
Continued

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Balance at December 31, 2004	0	$0	$0	12,961,933	$1,296	$5,511,054	$0	$(6,750,667)	$(130,792)	$(1,369,109)
Proceeds From Exercise of Warrants & Options				853,665	85	1,283,395	(496,000)			787,480
Common Stock Offering Proceeds				600,000	60	1,171,310	(200,000)			971,370
Preferred Stock Offering proceeds	385,000	3,754,110					(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)		1,470,000	147	2,475,260				0
Stock issued for services				500,000	50	1,524,950				1,525,000
Fair Value of Options for Non-Employee Services						237,568				237,568
Employee incentive share grants				219,000	22	647,480				647,502
Impact of beneficial conversion feature						3,099,156		(3,099,156)		0
Preferred Stock Dividends		176,194						(176,194)		0
Net Loss December 31, 2005								(6,325,113)		(6,325,113)

Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									(24,780)	(24,780)
Comprehensive loss										(6,349,893)
Balance at December 31, 2005	140,000	$1,454,897	$0	16,604,598	$1,661	$15,950,173	$(721,000)	$(16,351,130)	$(155,572)	$179,028

Preferred Series-A Proceeds	782,997		7,571,768							7,571,768
Preferred - Dividends		119,092	103,101					(222,193)		0
Senior Preferred Cancellation	(2,500)	(25,000)					25,000			0
Common Stock Offering Proceeds				80,000	8	199,992	696,000			896,000
Proceeds from exercise of warrants				56,700	6	113,394				113,400
Employee incentive share grants				6,000	1	23,999				24,000
Augmentation shares issued to Mega-C trust				(500,000)	(50)	(1,124,950)				(1,125,000)
Stock based compensation						1,241,231				1,241,231
Fair value of warrants with related party debt						885,126				885,126
Modification of preexisting warrants						392,811				392,811
Fair value warrants issued for services						86,848				86,848
Beneficial conversion feature on related party debt						95,752				95,752
Beneficial conversion feature on Preferred Stock			(6,096,634)			6,709,970		(613,336)		0
Net Loss December 31, 2006								(7,027,963)		(7,027,963)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(95,387)	(95,387)
Comprehensive loss										(7,123,350)

Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	$1,625	$24,574,346	-	$(24,214,622)	$(250,959)	$3,237,614

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For Periods Ended December 31, 2003 through 2010
(A Development Stage Company)
Continued

	Preferred			Common				Deficit Accumulated During	Other Comprehensive	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Income Cumulative Translation Adjustments	Equity (Deficit)
Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	$1,625	$24,574,346	$-	$(24,214,622)	$(250,959)	$3,237,614
Preferred Series-A Proceeds	40,000		337,270							337,270
Preferred - Dividends		130,566	1,790,755					(1,921,321)		0
Employee incentive share grants				1,000	0	315,950				315,950
Stock based compensation						215,393				215,393
Fair value of warrants with related party debt						98,463				98,463
Modification of preexisting warrants		(164,179)				164,179				0
Beneficial conversion feature on Preferred Stock			6,096,634			400,000		(6,496,634)		0
Net Loss December 31, 2007								(5,866,127)		(5,866,127)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									21,136	21,136
Comprehensive loss										(5,844,991)

Balance at December 31, 2007	960,497	$1,515,376	$9,802,894	16,248,298	$1,625	$25,768,331	$0	$(38,498,704)	$(229,823)	$(1,640,301)

Preferred - Dividends		141,359	976,340					(1,117,699)		0
Preferred Converted into Common Stock	(104,000)		(1,338,875)	1,071,099	107	1,338,768				0
Bridge Loans Converted into Common Stock				514,611	51	1,080,633				1,080,684
Proceeds from Quercus Trust-net of costs				8,571,429	857	15,273,908				15,274,765
Employee incentive share grants				12,000	1	435,725				435,726
Stock based compensation						425,979				425,979
Fair value of warrants with related party debt						667,208				667,208
Fair value warrants issued for services						1,193,735				1,193,735
Net Loss December 31, 2008								(9,494,659)		(9,494,659)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(19,446)	(19,446)
Comprehensive loss										(9,514,105)

Balance at December 31, 2008	856,497	$1,656,735	$9,440,359	26,417,437	$2,641	$46,184,287	$0	$(49,111,062)	$(249,269)	$7,923,691

Axion Power International, Inc.
Consolidated Statement of Stockholders' Equity (Deficit)
For Periods Ended December 31, 2003 through 2010
(A Development Stage Company)
Continued

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Balance at December 31, 2008	856,497	$1,656,735	$9,440,359	26,417,437	$2,641	$46,184,287	$0	$(49,111,062)	$(249,269)	$7,923,691

Preferred - Dividends		126,497	909,819					(1,036,316)		0
Preferred Converted into Common Stock	(88,100)		(1,280,308)	1,149,201	114	1,280,194				0
Senior Preferred Converted into Common	(137,500)	(1,982,315)	0	1,390,944	139	1,982,176				0
Reclassify warrants to APIC upon conversion of Senior Preferred		164,179				(164,179)				0
Reclassify offering costs to APIC upon Preferred conversion into Common		34,904				(34,904)				0
Bridge Loans Converted to Common Stock				651,520	65	371,301				371,366
Proceeds from common stock offering-net of costs				45,825,716	4,583	24,923,740				24,928,323
Employee incentive share grants				333,000	33	500,451				500,484
Stock based compensation						441,120				441,120
Fair value of warrants with related party debt						34,002				34,002
Fair value warrants issued in lieu of liquidated damages						45,380				45,380
Cumulative adjustments from adoption of ASC 815 as of Jan 1, 2009						(6,877,176)		6,877,176		0
Reclassification of warrants to derivative liabilities						(2,450,542)				(2,450,542)
Extinguishment of derivative liabilities						7,126,155				7,126,155
Beneficial conversion feature on Preferred Stock						3,010,517		(3,010,517)		0
Net Loss December 31, 2009								(14,578,427)		(14,578,427)
Other Comprehensive income (loss):										0
Foreign Currency Translation Adjustment									(2,704)	(2,704)
Comprehensive loss										(14,581,131)
Balance at December 31, 2009	630,897	$(0)	$9,069,871	75,767,818	$7,576	$76,372,520	$0	$(60,859,150)	$(251,973)	$24,338,844

Stock Issuance Costs						(55,894)				(55,894)
Preferred Converted into Common Stock	(630,897)	-	(9,390,803)	8,785,484	879	9,389,924				0
Reclassify offering costs to APIC on Series-A conversion			320,932			(320,932)				0
Warrants exercised				400,000	40	227,960				228,000
Mercatus settlement in shares				198,300	20	113,011				113,031
Mercatus warrant exercise				301,700	30	131,266				131,296
Incentive Shares forfeited						(46,993)				(46,993)
Stock based comp.						491,978				491,978
Extinguishment of derivative liabilities						196,576				196,576
Net Loss Dec. 31, 2010								(6,830,854)		(6,830,854)
Other Comprehensive income (loss):
Foreign Currency Translation Adjustment									348	348
Comprehensive loss										(6,830,506)

Balance at Dec 31, 2010	0	$0	$0	85,453,302	$8,545	$86,499,416	$0	$(67,690,004)	$(251,625)	$18,566,332

The Accompanying Notes are an Integral Part of the Financial Statements

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)

Note 1 — Organization and Operations

These consolidated financial statements of Axion Power International, Inc., a Delaware corporation (API), include the operations of its wholly owned subsidiaries; Axion Power Battery Manufacturing, Inc. (APB), Axion Power Corporation, a Canadian Federal corporation (“APC”), and C & T Co. Inc., an Ontario corporation (“C&T”) (collectively, the “Company”).

Axion is developing innovative battery/energy storage device technology. The Company continues its research and development and has entered the testing phase of its unique battery designs. Development activities, testing and prototype manufacturing are performed at the Company’s manufacturing facilities. The Company also manufactures specialty and traditional flooded batteries for resale.

Note 2 — Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Principles of Consolidation:   The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Axion Power Battery Manufacturing, Inc., APC and C&T. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation: The financial statements have been presented in a “development stage” format in accordance with the provisions of Statement of Financial Accounting Standards (FASB) ASC 915, “Development Stage Entities”. Since inception, the Company’s primary activities have been raising capital to invest in the development and testing of Axion’s propriety energy storage technology.

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

Fair Value of Financial Instruments:   FASB ASC 825, “Financial Instruments ," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010 and 2009. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments to be cash or cash equivalents. Our investment policy is that we only invest cash in U.S. Government Treasuries with original maturities of six months or less. As of December 31, 2010, cash invested in U.S. Government Treasuries was $12.5 million.

Accounts Receivable and Concentration of Credit Risk: The Company records its accounts receivable net of an allowance for doubtful accounts.  The Company manages its credit risk exposure and establishes an allowance for doubtful accounts for accounts that are deemed at risk for collection. When management determines that an account is uncollectible, it is written off against the related allowance.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, historical and current sales activity, inventory costs and inventory composition to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities.

A summary of inventory at December 31, 2010 and 2009 is as follows:

	2010	2009
Raw materials	$1,053,825	$345,784
Work in process	470,219	314,209
Finished goods	123,516	469,175
Inventory reserves	(219,000)	(121,076)
	$1,428,560	$1,008,092

Property and Equipment:   Property and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets, ranging from 3 to 22 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items are charged to repairs and maintenance expense. Gain or loss upon sale or retirement is reflected in operating results in the period the event takes place.

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company recorded an impairment loss of $361,793 in 2010 related to those components of the PbC negative electrode prototype line deemed to be impaired.  There were no impairments for 2009.

Derivative Financial Instruments:  The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using the Black-Scholes-Merton method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives.

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

On December 22, 2009 the derivative liability relating to the 10,000,000 Quercus Trust warrants was extinguished, and the liability valued on that date of $7,126,155 was reclassified back into Equity.  The significant assumptions used in the December 22, 2009 valuation were: the exercise price of $0.75; the market value of the Company’s common stock of $1.30 on December 22, 2009, expected volatility of 61.5%; risk free interest rate of 1.22%; and a remaining contract term of 2.5 years.

On February 9, 2010, 100,000 warrants valued at $78,213 were exercised at $0.57 per share. On April 19, 2010, 100,000 warrants valued at $66,053 were exercised at $0.57 per share. On July 12, 2010, 100,000 warrants valued at $26,379 were exercised at $0.57 per share.  On October 1, 2010, 100,000 warrants valued at $25,931 were exercised at $0.57 per share. Using the Black-Scholes-Merton stock option valuation model, the reduction in the fair value of the Company’s remaining 1,085,714 derivative liabilities was primarily driven by the decrease in stock price from $1.56 per share on December 31, 2009 to $0.57 per share on December 31, 2010, yielding a gain of $1,165,750 for the year ended December 31, 2010.

Losses from derivative revaluation for the year ended December 31, 2009 were $6,292,401. The loss for 2009 includes an increase in the derivative liability of $8,257,840 resulting from the reset in the exercise price of the 11,485,714 warrants previously issued.

A summary of the assumptions used for the derivative revaluations at December 31, 2010 and 2009 is as follows:

	2010	2009
Exercise Price	$0.57	$0.57
Risk-free interest rate	0.61%	1.70%
Dividend yield	$ -	$ -
Expected volatility	71.14%	56.20%
Expected term (in years)	2.27	3.27

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment in full is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2010.

Grants: The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as reduced depreciation expense. The Company records government grants receivable in the consolidated balance sheets in other receivables.

Stock-Based Compensation: Prior to January 1, 2006, we accounted for stock option awards in accordance with the recognition and measurement provisions of former authoritative literature APB 25 and related interpretations, as permitted by former authoritative literature Statement of Financial Accounting Standard No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation” . Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings as if we had used the fair value recognition provisions of SFAS 123 in the Notes to the Consolidated Financial Statements.

Effective January 1, 2006, we adopted the provisions of ASC topic 718 using the modified prospective transition method. Stock-based compensation related to employees and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.”) The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Research and Development : R&D costs are recorded in accordance with FASB ASC topic 730, “Accounting for Research and Development Costs,” which requires that costs incurred in R&D activities covering basic scientific research and the application of scientific advances to the development of new and improved products and their uses be expensed as incurred. The policy of expensing the costs of R&D activities relate to (1) in-house work conducted by us, (2) costs incurred in connection with contracts that outsource R&D to third party developers and (3) costs incurred in connection with the acquisition of intellectual property that is properly classified as in-process R&D. R&D includes the conceptual formulation, design and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other ongoing operations, even though those alterations may represent improvements, and it also does not include market research or market-testing activities.

Income Taxes: Deferred income taxes are recorded in accordance with FASB ASC 740, “Income Taxes”, and deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. FASB ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry forwards. The Company has determined it is more likely than not that the deferred tax asset resulting from these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on actual results and the mix of income or loss in domestic and foreign tax jurisdictions in which operations take place. Refundable tax credits are recorded, to the extent receipt is assured, in the year that they are earned and included in other income. The provision for taxes represents corporate-level franchise taxes which may be based on assets, equity, capital stock or a variation thereof.

Recently Issued Accounting Pronouncements:

In October 2009, the FASB issued authoritative guidance on ASC 605-25 “Revenue Recognition - Multiple-Deliverable Revenue Arrangement” became effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance did not have a material impact on the consolidated financial statements

In January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements)”, which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820), Fair Value Measurements. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The guidance is effective for any fiscal year that begins after December 15, 2009, and it should be used for quarterly and annual filings. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

Note 3 — Grant Income Pertaining to Equipment

Grants from Commonwealth of Pennsylvania:   The Company records state grants received for equipment as deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2010, the liability for deferred revenue was $1,385,185 and other receivables included $108,261 for equipment grants invoiced in 2010. During the year 2010, $187,900 of income was recorded for the amortization of deferred revenue. As of December 31, 2009, the liability for deferred revenue from state equipment grants was $856,237, other receivables relating to equipment grants included $195,142 for equipment grants invoiced in 2010, and $90,002 of income was recorded for the amortization of deferred revenue.

Note 4 — Property and Equipment

A summary of property and equipment at December 31, 2010 and 2009 is as follows:

	Estimated useful life	2010	2009
Construction in progress		$2,361,391	$1,000,692
Leasehold improvements	Lesser of lease term or 10 years	154,650	144,335
Machinery & equipment	3-22 years	5,970,015	4,145,364
Less accumulated depreciation		1,747,481	1,074,311
Net		$6,738,575	$4,216,080

Depreciation expense was $673,170 and $441,005 for the years ended December 31, 2010 and December 31, 2009 respectively.

Certain of our machinery and equipment amounting to $1,582,111 are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing. The initial loan proceeds in the amount of $776,244 were received by us on September 14, 2009. The proceeds of the loan were used to defray part of the cost of equipment purchased for use at our Green Ridge Road facility. The loan bears interest at the rate of 3% interest per annum and is payable in equal monthly installments of principal and interest over a period of seven years, maturing on October 1, 2016.

Note 5 — Related Party Debt

2009 Activity:

2009   Secured   Bridge Loan Financing:   In August of 2009 we structured a short term bridge loan with certain of our directors and investors, the “Secured Bridge Loan”, secured by all of our intellectual property. Under the arrangement, we received funding of $800,000 through September 30, 2009. The Secured Bridge Loan had an original maturity date of December 31, 2009; a loan origination fee equal to 8% of the original loan; 3,405 warrants upon occurrence of the loan issuable for each $100,000 invested and exercisable at $2.00 until August 12, 2014. Anti-dilution provisions apply to the warrants. On December 8, 2009, we borrowed an additional $541,666 from Robert Averill, one of our directors, on substantially similar terms to the bridge loans in August 2009. The new bridge loan bore no interest but had a fee of 8% of the principal amount thereof.  The holders of these notes had the right to convert the note together with interest, into any security sold by us in an institutional offering.  $371,353 of the principal amount and fee was converted into an investment in us as part of the December 22, 2009 private placement, and $970,313 of principal amount and accrued fees thereon was repaid in December of 2009. The amounts reported as related party in this disclosure include payment to one accredited investor with certain associations to related parties.   Upon repayment of the notes, all conversion rights terminated.

Options and Warrants: The Secured Bridge Loan Financing disclosed above provided for the aggregate issuance of 45,661 common stock purchase warrants with 38,851 issued to one director.   $34,002 in debt discount was recognized during 2009 relating to these warrants.

Interest Expense:   Interest expense during 2009 in connection with notes payable to related parties amounted to $186,063.  Of this total $46,395 relates to the interest coupon and $139,668 to the amortization of note discount associated with loan origination fees and detachable warrants.   The amounts reported as interest expense-related party on the income statement include payment to one accredited investor with certain associations to related parties.

2010 Activity:

None.

Note 6 — Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 125,000,000 shares of common stock and 12,500,000 shares of preferred stock. This represents an increase in the number of authorized common shares by 25,000,000 pursuant to the Shareholder meeting vote on June 9, 2010.

Common Stock:   At December 31, 2010, 85,453,302 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

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

At December 31, 2009, no shares of 8% Cumulative Convertible Senior Preferred stock were issued and outstanding. The shares were fully converted during 2009. For the year ended December 31, 2009, $113,652 in dividends was accrued. At December 31, 2010, no shares of 8% Cumulative Convertible Senior Preferred stock were outstanding and therefore no dividends were accrued.

At December 31, 2009, 693,997 shares of Series-A Convertible Preferred stock were issued and outstanding, with $747,399 in dividends accrued. On November 30, 2009, holders of Series-A Convertible Preferred stock elected to convert the remaining shares into the Company’s common stock, therefore no dividends accrued subsequent to this election. On January 26, 2010, a shareholder converted 100,000 shares of Series-A Convertible Preferred stock along with accrued dividends of $525,277 into 1,426,960 shares of the Company’s common stock, and the remaining 530,897 shares of Series-A Convertible Preferred stock were converted into 7,358,524 shares of common stock pursuant to an amendment to the Series-A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010. At December 31, 2010, no shares of Series-A Convertible Preferred stock were issued and outstanding and therefore no dividends were accrued.

Equity Transactions –Year ended December 31, 2009

Senior Preferred: On September 22, 2009, the agreement to reset the Quercus warrants triggered the anti-dilutive protection of this instrument and the conversion price was reduced from $1.86 to $1.43 per share. Effective October 30, 2009, all of the outstanding 137,500 shares of 8% Cumulative Convertible Senior Preferred stock were converted into 1,390,944 common shares, with certificates physically issued on December 23, 2009.  During 2009, $126,497 in dividends had been accrued to cover the Company’s obligations through October 30, 2009. The non-cash dividends have increased the value of the Senior Preferred shares by $4.42 to a stated value of $14.42 per share through the conversion date.

The following table summarizes the stated value through 2009, and there are no senior preferred outstanding as of December 31, 2009.

Period Ended	Adjusted Stated Value
31-Mar-09	$13.77
30-Jun-09	$14.04
30-Sep-09	$14.32
30-Oct-09	$14.42

Series-A Preferred: With the Company becoming current with respect to its reporting obligations under the Securities Exchange Act of 1934, the dividend rate on its Series-A Preferred was reduced to an annual rate of 10% of the Stated Value. During the year ended December 31, 2009, 88,100 Series-A Preferred shares along with accrued dividends of $399,308 were converted into 1,149,201 common shares.

On September 22, 2009, the agreement to reset the Quercus warrants triggered the anti-dilutive protection of this instrument and the conversion price was reduced from $1.25 to $1.07 per share. On November 30, 2009 the Corporation’s board of directors passed resolutions approving Amendments to the Certificate to provide that the remaining 630,897 issued and outstanding shares of Series-A Preferred, including any dividends otherwise owing with respect thereto, shall be automatically converted into 8,785,484  shares of Common Stock without any further action required on the part of the holders of its Series-A  Preferred, and the powers, designations, preferences and rights of holders of Series-A Preferred shall automatically become null and void.  The Amendments were approved by the requisite number of shareholders of Series-A Preferred and Common Stock on December 10, 2009, and the Definitive Information Statement has been filed on Schedule 14C with the Securities and Exchange Commission on January 11, 2010. Our Series-A Convertible Preferred Stock has been converted into 8,785,483 shares of common stock pursuant to an amendment to the Series-A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.  $909,819 in dividends has been accrued through the date of the November 30, 2009 resolution.  The non-cash dividends have increased the value of Series-A Preferred shares by $4.88 to a stated value of $14.88 per share. As of December 31, 2009, 630,897 shares of Series-A Convertible Preferred stock were issued and outstanding.

The following table summarizes the stated value through December 31, 2009.

Quarter Ended	Adjusted Stated Value
31-Mar-09	$13.92
30-Jun-09	$14.26
30-Sep-09	$14.63
31-Dec-09	$14.88

Equity Transactions –Year ended December 31, 2010

Series-A Preferred: On January 26, 2010, a shareholder converted 100,000 shares of Series-A Convertible Preferred stock along with accrued dividends of $525,277 into 1,426,960 shares of the Company’s common stock, and the remaining 530,897 shares of Series-A Convertible Preferred stock were converted into 7,358,524 shares of common stock pursuant to an amendment to the Series-A Certificate of Designation filed with the Delaware Secretary of State on February 24, 2010.

Warrants: On February 9, 2010, April 19, 2010, July 12, 2010, and October 1, 2010 a total of 400,000 warrants (100,000 warrants from each transaction) were exercised for a total of $228,000.  During August 2010, 301,700 warrants issued were exercised for $131,266, in partial settlement of the Mercatus matter.

Common Stock & Private Placements: In December 2010, 198,300 shares of our common stock were issued for a total of $113,031, in settlement of the Mercatus matter.

Common Stock Issuances: The following table represents per share issuances of common stock from inception through December 31, 2010, pursuant to FASB ASC 915, “Development Stage Enterprises”:

2003
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	9/18/2003	1,360,000	$0.00	original capitalization-no contributed capital

APC Founder	9/18/2003	170,000	$0.29	services rendered with respect to formation

Seed debt financing	12/31/2003	500,000	$1.00	conversion of debt plus interest to common stock

Series I convertible debt	12/31/2003	533,334	$1.50	conversion of debt plus interest to common stock

Series II convertible debt	12/31/2003	75,000	$2.00	conversion of debt plus interest to common stock

Mega-C Trust	12/31/2003	6,147,484	$0.00	In lieu of shares issuable to founders

Tamboril shareholders	12/31/2003	1,875,000	$0.00	recapitalization at fair market value of Tamboril assets

2003 Totals		10,660,818	$0.14

2004
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	1/9/2004	445,000	$0.00	In lieu of shares issuable to founders

Mega-C Trust	1/9/2004	180,000	$0.00	adjustment is shares issuable to founders

Officer	1/9/2004	45,000	$1.60	services rendered by former officer

Series I convertible debt-Igor Filipenko	1/9/2004	50,000	$1.00	conversion of debt plus interest to common stock

Series II convertible debt-Turitella	1/9/2004	133,333	$1.50	conversion of debt plus interest to common stock

Series III convertible debt-Turitella	1/9/2004	100,000	$2.00	conversion of debt plus interest to common stock

Series II common stock offering	2/1/2004	175,000	$2.00	common stock & warrants issued for cash

Series III common stock offering	3/31/2004	288,100	$3.00	common stock & warrants issued for cash

Exercise of Series I warrants	Various	316,700	$1.50	warrants exercised pursuant to original terms

Exercise of Series II warrants	Various	125,000	$2.28	warrants exercised pursuant to original terms

Exercise of Series II warrants	Various	33,500	$3.23	warrants exercised pursuant to original terms

November emergency funding	11/1/2004	314,000	$1.50	common stock & warrants issued for cash

December emergency funding	12/1/2004	46,700	$1.50	common stock & warrants issued for cash

Fractional shareholders	12/31/2004	48,782	$0.00	shares issued due to reverse split rounding formula

2004 Totals		2,301,115	$1.37

2005
Description:	Date	Shares	Per share valuation	Business reason:
Mega-C Trust	2/28/2005	500,000	$3.05	Trust augmentation

Banca di Unionale	3/18/2005	30,000	$2.00	conversion of Preferred and accrued dividends

Banca di Unionale	4/20/2005	20,000	$2.00	conversion of Preferred and accrued dividends

C&T employees	4/1/2005	219,000	$2.50	employee incentive share grants

7 individuals	6/10/2005	29,565	$3.57	Exercise of Director options

3 individuals	7/11/2005	190,000	$1.58	conversion of Preferred and accrued dividends

Banca di Unionale	7/11/2005	10,000	$1.60	exercise of preferred warrants

3 individuals	8/28/2005	150,000	$1.67	conversion of Preferred and accrued dividends

James Smith	9/7/2005	30,000	$1.67	conversion of Preferred and accrued dividends

2 individuals	9/28/2005	1,050,000	$1.69	conversion of Preferred and accrued dividends

2 individuals	Various	226,900	$1.79	exercise of Series I warrants

3 individuals	Various	91,200	$2.40	exercise of Series III warrants

2 individuals	Various	25,000	$1.60	exercise of Preferred warrants

Officer	10/20/2005	446,000	$1.00	exercise of warrants and options

Officer	10/20/2005	25,000	$2.00	exercise of warrants

6 individuals	12/1/2005	600,000	$2.00	common stock and warrants

2005 Totals		3,642,665	$1.94

2006
Description:	Date	Shares	Per share valuation	Business reason:
2 individuals	4/21/2006	80,000	$2.50	Common stock and warrants issued for cash

Officer	4/21/2006	56,700	$2.00	Exercise of non-plan incentive option by CEO

Officer	4/21/2006	6,000	$4.00	Unrestricted share grant to CTO

Mega-C Trust	11/28/2006	(500,000)	$2.25	Return of shares per settlement agreement

2006 Totals		(357,300)	$2.20

2007
Description:	Date	Shares	Per share valuation	Business reason:
Officer	12/1/2007	1,000	$2.30	Unrestricted share grant to VP Mfg Eng.

2007 Totals		1,000	$2.30

2008
Description:	Date	Shares	Per share valuation	Business reason:
The Quercus Trust	1/14/2008	1,904,762	$2.10	Securities purchase agreement

1 individual	3/31/2008	106,659	$2.10	2007 Bridge Loan Conversion

The Quercus Trust	4/8/2008	1,904,762	$2.10	Securities purchase agreement

1 individuals	4/21/2008	25,000	$2.10	2007 Bridge Loan Conversion

Lichtensteiniche Landsbank	5/6/2008	508,512	$1.25	Series-A Preferred Conversions

Director	5/29/2008	2,000	$2.10	2007 Bridge Loan Conversion

The Quercus Trust	6/30/2008	4,761,905	$2.10	Securities purchase agreement

Director	6/30/2008	380,952	$2.10	2007 Bridge Loan Conversion

1 individual	8/20/2008	520,787	$1.25	Series-A Preferred Conversion

1 individual	9/11/2008	41,800	$1.25	Series-A Preferred Conversion

V.P. Mfg Engineering	01/01/2008-12/01/2008	12,000	$1.85	Unrestricted share Grant

2008 Totals		10,169,139	$2.01

2009
Description:	Date	Shares	Per share valuation	Business reason:
V.P. Mfg Engineering	01/01/2009-12/01/2009	23,000	$1.55	Unrestricted share Grant

CFO	6/16/2009	30,000	$1.41	Unrestricted share Grant

New Energy Fund	7/21/2009	286,735	$1.25	Series-A Preferred Conversions

Fursa Global Event Driven Fund LP	11/4/2009	862,466	$1.07	Series-A Preferred Conversions

Director	12/23/2009	252,912	$1.43	Senior Preferred Conversion

Director	12/23/2009	431,297	$1.43	Senior Preferred Conversion

8 individuals	12/23/2009	706,735	$1.43	Senior Preferred Conversion

11 individuals	12/23/2009	719,664	$0.57	Common stock placement fees

48 investors	12/22/2009	45,106,052	$0.57	Securities purchase agreement, net of 2009 Bridge Loan conversion

Director	12/22/2009	300,620	$0.57	2009 Bridge Loan conversion

1 individual	12/22/2009	350,900	$0.57	2009 Bridge Loan conversion

CTO	12/29/2009	280,000	$1.50	Unrestricted share Grant

2009 Totals		49,350,381	$0.61

2010
Description:	Date	Shares	Per share valuation	Business reason:
1 individual	1/26/2010	1,426,960	$1.07	Series-A conversion

1 individual	2/9/2010	100,000	$0.57	Warrant Exercise

18 individuals	2/24/2010	3,453,899	$1.07	Series-A conversion

Director	2/24/2010	1,692,160	$1.07	Series-A conversion

Officer	2/24/2010	275,296	$1.07	Series-A conversion

Director	2/24/2010	1,937,169	$1.07	Series-A conversion

1 individual	4/19/2010	100,000	$0.57	Warrant Exercise

1 individual	7/12/2010	100,000	$0.57	Warrant Exercise

1 individual	7/28/2010	301,700	$0.44	Mercatus Warrants

1 individual	10/1/2010	100,000	$0.57	Warrant Exercise

2 individuals	12/15/2010	198,300	$0.57	Settlement of accrued liabilities to selling shareholders in the Mercatus settlement

2010 Totals		9,685,484	$1.02

 Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2010 and 2009, with summary information on the various warrants issued by the Company in private placement transactions, warrants exercised to date, warrants that are presently exercisable and the current exercise prices of such warrants.

		2010		2009
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Warrants outstanding January 1	13,965,433	$1.36	14,278,772	$1.44

Granted during year	-	-	45,661	2.00

Exercised	(701,700)	.51	-	-

Lapsed	(289,913)	6.00	(359,000)	4.33

Outstanding at December 31	12,973,820	$1.18	13,965,433	$1.36

Weighted average years remaining	2.2		3.1

As of December 31, 2010, 1,085,714 of these warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the consolidated statements of operations.

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The Amendment resets the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share, and is reflected in this table by reducing the weighted average exercise price of warrants outstanding as of January 1, 2009 from $2.94 to $1.44 per share.  In Amendment No. 2 to the Securities Purchase Agreement dated December 15, 2009, The Quercus Trust agreed to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share. On December 22, 2009 the 1,485,714 warrants issued in payment of services related to Quercus offering, were reset from $2.60 to $0.57 per share. The reset in the exercise price of the Quercus related warrants decreased the weighted average exercise price for warrants outstanding at December 31, 2009 from $2.90 to $1.36 per share

Registration Rights

General: In May 2009, the Company filed resale registration statements for 534,865 common shares held by the Quercus Trust and 103,334 of the shares of common stock held by the Mega-C Trust. On December 22, 2009, in connection with the execution of the Securities Purchase Agreement , The Quercus Trust agreed to waive further registration rights on shares owned by The Quercus Trust that have not yet been registered. In April 2010, the Company filed resale registration statements for 45,757,572 common shares held by signatories to the securities purchase agreement pursuant dated December 18, 2009.

Warrants: The Company has registered the resale of the shares of common stock issuable upon exercise of all warrants that were issued and outstanding in June 2005 and is required to maintain an effective registration statement until the expiration dates of the warrants. It is also obligated to file a resale registration statement for the warrants issued after June 2005. The recently issued warrants generally provide that they will be exercisable for terms of two to three years after the effective date of the required registration statements. There were no cash penalties or exercise price adjustments associated with registration delays.

Note 7 — Equity Compensation

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “ Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “ Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees.”) .  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

The compensation expense that has been recognized for options granted was $491,979 for the year ended December 31, 2010. The impact of these expenses to basic and diluted loss per share was $0.01 per share during the year. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2010, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

The Company has two stockholder approved equity compensation plans. The following sections summarize the Company’s equity compensation arrangements.

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

The plan authorizes the grant of incentive awards to full-time employees of the Company who are not eligible to receive awards under the terms of an employment contract or another specialty plan. The plan also authorizes the grant of incentive awards to directors who are not eligible to participate in the Company’s outside directors’ stock option plan, independent agents, consultants and advisors who have contributed to the Company’s success.

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

The following awards have been granted under the Plan during 2009 and 2010:

During the year ended December 31, 2009, the Company issued 128,565 five year options to three of its directors, vesting one third per year over the next three years. These options are exercisable at a price of $1.40 per share, expiring five years from vest date and are valued at $100,188 utilizing the Black-Scholes-Merton option pricing model, of which $29,916 was recorded as compensation expense in 2009.

During 2010, the Company issued 77,922 five year options to one of its directors, vesting one third per year over the next three years. These options are exercisable at a price of $0.77 per share, expiring five years from vest date and are valued at $34,860 utilizing the Black-Scholes-Merton option pricing model, with $12,152 recorded as compensation in 2010, and the Company issued 8,000 four year options to one of its directors, vesting immediately. These options are exercisable at a price of $3.60 per share, expiring June 25, 2014 and are valued at $14,882 utilizing the Black-Scholes-Merton option pricing model, with $14,882 recorded as compensation expense in 2010.

Equity Incentives Options Held by Officers, Employees, and Consultants Not Approved by Stockholders:

In January 2009 the Company granted a total of 36,000 contractual stock options to an employee at an exercise price of $2.50 per share. 6,000 of these options vested in January 2009 upon execution of the employment contract, with the balance vesting at a rate of 1,000 per month, and are exercisable for a period of five years from vesting date. These options were valued at $14,507, utilizing the Black-Scholes-Merton model with $4,835 of compensation expense recorded in 2009

On April 1, 2010, our Chief Financial Officer, Charles R. Trego was granted an option to purchase 265,000 shares of our common stock. The exercise price of the option is $1.50 per share. 27,000 of these options vested upon executing the employment contract and the remainder vests at the rate of 7,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options were valued at $185,364, utilizing the Black-Scholes-Merton model with $46,341 of compensation expense recorded in 2010.

On April 1, 2010, our Chief Operating Officer, Philip S. Baker was granted an option to purchase 230,000 shares of our common stock. The exercise price of the option is $1.50 per share. 26,000 of these options vested upon executing the employment contract and the remainder vests at the rate of 6,000 shares per month through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options were valued at $160,884, utilizing the Black-Scholes-Merton model with $40,221 of compensation expense recorded in 2010.

On December 14, 2010, the Company granted a total of 55,000 stock options to one employee at an exercise price of $1.00 per share.  20,000 of these options vested in December 2010, and 1,000 options will vest monthly from March 2011 through November 2013, and are exercisable for a period of five years from vesting date. These options are valued at $15,948, utilizing the Black-Scholes-Merton model with $5,799 of compensation recorded in 2010.

2010 Employees and Officers Stock Option Plan Not Approved by Stockholders:

During March 2010, the Company granted a total of 272,000 contractual stock options to two employees at an exercise price of $1.50 per share. 8,000 of these options vested in March 2010 upon execution of their employment contracts, with the balance vesting at a rate of 8,000 per month beginning June 30, 2010.  These options are exercisable for a period of five years from vesting date. These options were valued at $189,396, utilizing the Black-Scholes-Merton model with $52,610 of compensation expense recorded in 2010.

On April 1, 2010, an employee was granted an option to purchase 195,000 shares of our common stock at an exercise price of $1.50 per share.  25,000 of these options vested upon execution of the employment contract and beginning in June 2010; 5,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $136,404, utilizing the Black-Scholes-Merton model with $34,101 of compensation expense recorded in 2010.

On May 25, 2010, an employee was granted an option to purchase 108,000 shares of our common stock at an exercise price of $1.50 per share.  6,000 of these options vested upon execution of the employment contract and beginning in June 2010; 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of five years from the vesting date. These options were valued at $43,344, utilizing the Black-Scholes-Merton model with $8,428 of compensation expense recorded in 2010.

On June 22, 2010, an employee was granted an option to purchase 102,000 shares of our common stock at an exercise price of $1.50 per share.  3,000 of these options vested in June 2010; 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $37,125, utilizing the Black-Scholes-Merton model with $6,750 of compensation expense recorded in 2010.

On June 22, 2010, an employee was granted an option to purchase 102,000 shares of our common stock at an exercise price of $1.50 per share.  3,000 of these options vested in June 2010; 3,000 options will vest monthly through the remainder of the contract and are exercisable for a period of 3 years from the vesting date. These options were valued at $30,426, utilizing the Black-Scholes-Merton model with $5,532 of compensation expense recorded in 2010.

On June 29, 2010, our Chief Executive Officer, Thomas Granville was granted an option to purchase 360,000 shares of our common stock. The exercise price of the option is $1.50 per share. 10,000 of these options vested upon signing the employment contract and the remainder vests at the rate of 10,000 shares per month beginning August 2010 through the term of the Employment Agreement and are exercisable for a period of 5 years from the vesting date. These options were valued at $113,112, utilizing the Black-Scholes-Merton model with $18,852 of compensation expense recorded in 2010.

During August 2010, the Company granted a total of 175,024 stock options to three employees at an exercise price of $1.50 per share.  30,000 of these options vested in August 2010, and 4,532 options will vest monthly from January 2011 through September 2013, and are exercisable for a period of five years from vesting date. These options were valued at $36,963, utilizing the Black-Scholes-Merton model with $4,731 of compensation expense recorded in 2010.

On December 28, 2010, the Company granted a total of 125,024 stock options to two employees at an exercise price of $1.50 per share.  20,000 of these options vested in December 2010, and 3,282 options will vest monthly from January 2011 through December 2013, and are exercisable for a period of five years from vesting date. These options were valued at $29,104, utilizing the Black-Scholes-Merton model with $4,639 of compensation expense recorded in 2010.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest Rate %	Dividend Yield %	Expected Volatility %	Expected Life
2004	3.8	0.0	59.1	60 months
2005	4.0	0.0	52.0	100 months
2006	4.7	0.0	53.6	45 months
2007	3.9	0.0	54.4	62 months
2008	2.8	0.0	51.4	58 months
2009	2.0	0.0	53.0	80 months
2010	2.3	0.0	58.0	69 months

Expected volatilities are calculated based on the historical volatility of the Company’s stock since its listing on the public markets. Management has determined that it cannot reasonably estimate a forfeiture rate given the insufficient amount of time and activity of share option exercise and employee termination patterns. The expected life of options, representing the period of time that options granted are expected to be outstanding, was determined using the contractual term. The risk-free interest rate for periods within the expected life of the option is based on the interest rate for a similar time period of a U.S. Treasury note in effort on the date of the grant.

The following table provides consolidated summary information on the Company’s equity compensation plans for the years ended December 31, 2004 through 2010.

		2004
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2003	-	$0.00	$0.00
Granted	736,350	3.53	2.87
Exercised	-	0.00	0.00
Forfeited or lapsed	-	0.00	0.00
Options outstanding at December 31, 2004	736,350	$3.53	$2.87	6.34

		2005
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	736,350	$3.53	$2.87
Granted	1,254,500	2.48	1.34
Exercised	(358,865)	1.65	2.32
Forfeited or lapsed	(182,100)	3.04	1.44
Options outstanding at December 31, 2005	1,449,885	$3.12	$1.86	7.73

		2006
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,449,885	$3.12	$1.86
Granted	1,191,000	5.42	0.82
Exercised	-	0.00	0.00
Forfeited or lapsed	(894,000)	3.24	1.94
Options outstanding at December 31, 2006	1,746,885	$4.65	$1.035	3.70	$634,903
Options exercisable at December 31, 2006	1,192,385	$5.11	$0.97	2.90	$254,903

		2007
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,746,885	$4.65	$1.03
Granted	228,000	4.82	0.87
Exercised	-	0.00	0.00
Forfeited or lapsed	(124,000)	2.50	1.14
Options outstanding at December 31, 2007	1,850,885	$4.81	$1.00	1.5	$18,000
Options exercisable at December 31, 2007	1,442,385	$4.88	$0.93	2.0	$6,000

		2008
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,850,885	$4.81	$1.00
Granted	969,055	2.38	0.73
Exercised	-	0.00	0.00
Forfeited or lapsed	-	0.00	0.00
Options outstanding at December 31, 2008	2,819,940	$3.98	$0.91	3.1	$0
Options exercisable at December 31, 2008	1,831,690	$4.75	$0.90	1.4	$0

		2009
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,819,940	$3.98	$0.91
Granted	164,565	1.64	0.70
Exercised	-	-	-
Forfeited or lapsed	(1,101,035)	5.71	0.68
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02	4.1	$51,890
Options exercisable at December 31, 2009	1,077,155	$3.16	$1.14	2.9	$10,440

		2010
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02
Granted	2,074,970	1.47	0.49
Exercised	-	-	-
Forfeited or lapsed	(379,920)	3.17	1.11
Options outstanding at December 31, 2010	3,578,520	$1.97	$0.70	4.7	$-
Options exercisable at December 31, 2010	1,660,910	$2.42	$0.91	3.4	$-

The following table summarizes the status of the Company’s non-vested options:

All non-vested stock options as of December 31, 2010	Shares	Fair Value
Options subject to future vesting at December 31, 2009	806,315	$0.87
Options granted	2,074,970	0.49
Options forfeited or lapsed	(128,070)	0.93
Options vested	(835,605)	0.70
Options subject to future vesting at December 31, 2010	1,917,610	$0.52

As of December 31, 2010, there was $825,726 of unrecognized compensation related to non-vested options. The Company expects to recognize the cost over a weighted average period of 1.2 years. The total fair value of options vested during 2010 was $1,515,274 ($334,201 during 2009).

Note 8 — Earnings/Loss Per Share

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009, and 2010, weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612, 2,970,730, 2,135,938, 8,975,643, 9,566,738, 15,825,589 and 1,519,892 respectively, for the fiscal years, reflecting the addition of dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period since inception (September 18, 2003) to December 31, 2010 is 7,837,497 shares.

Note 9 — Income Taxes Expense (Benefit)

A summary of the components giving rise to the income tax expense (benefit) for the periods ended December 31, 2010 and 2009 is as follows:

	2010		2009
Current income tax expense:
Federal		$-	$-
State		-	-
Foreign		-	-
		$-	$-

Deferred income tax provision (benefit):
Federal		$(2,711,000)	$(2,890,000)
State		(584,000)	(603,000)
Foreign		(441,000)	(280,000)
Total deferred		(3,736,000)	(3,773,000)
Less increase in allowance		3,736,000	3,773,000
Net deferred	$	.	$-

Total income tax expense (recovery)		$-	$-

Individual components giving rise to the deferred tax asset are as follows:		2010	2009

Future tax benefit arising from net operating loss carry forwards		$14,584,000	$11,502,000
Future tax benefit arising from available tax credits		1,373,000	1,035,000

Future tax benefit arising from options/warrants issued for Services		845,000	665,000
Other		209,000	78,000
Total		17,011,000	13,280,000
Less valuation allowance		(17,011,000)	(13,280,000)
Net deferred		$-	$-

The components of pretax net loss are as follows:		2010	2009
United States		$(6,838,031)	$(14,574,274)
Foreign		7,177	(4,153)
		$(6,830,854)	$(14,578,427)

The Company has net operating loss carry forwards of $32,000,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2029. The Canadian carry forwards expire at various dates between 2010 and 2029. The Company also has generated Canadian tax credits related to research and development activities.  The credit, amounting to $1,045,000 U.S. Dollars, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2026. The Company has adopted FASB ASC 740, which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carry forwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying consolidated statements of operations for the periods ended December 31, 2010 and 2009 is as follows:

	2010	2009
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Prior period adjustments	(1.9)%	0.0%
State taxes, net	(8.5)%	(4.1)%
Foreign currency fluctuation	(2.3)%	(1.9)%
U.S. tax credits	(2.2)%	(0.5)%
Revaluation of Derivatives	(5.8)%	14.7%
Other	0.2%	0.1%
Change in valuation allowance	54.7%	25.9%
Effective income tax rate	0.0%	0.0%

The Company adopted the provisions of FASB ASC 740-10 “Income Taxes” on January 1, 2008.  As the result of the assessment, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2010, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10 — Related Party Transactions

Trust for the Benefit of the Shareholders of Mega-C Power Corp: The Trustee for The Trust for the Benefit of the Shareholders of Mega-C Power Corp. served as an officer of one of our consolidated companies in 2004. Effective December 22, 2009 with the private placement, the percentage beneficial ownership held by the Mega-C Trust fell below 5% and is no longer a Related Party.

Transactions with C&T: A former board member of the Company, Dr. Igor Filipenko, was the former majority shareholder of C&T prior to the acquisition by the Company. The Board of Directors on August 21, 2009 approved the issuance of warrants to purchase not more than 1,600,000 shares of common stock at an exercise price of $2.00 per share and a term of two years to the C&T Group. On December 31, 2010 these warrants have not yet been issued pending "mutual understanding" between the parties.  On January 11, 2010, Dr. Igor Filipenko gave notice of his resignation as a director of the Company, effective immediately.

Related party notes payable: During the year ending December 31, 2009, the Company borrowed certain amounts from related parties; certain of these borrowings were extinguished through the issuance of the Company’s common stock during the fourth quarter of 2009. Refer to Note 5 “Related Party Debt”.

Senior Preferred conversions:  On December 23, 2009, based on agreements received to convert shares using an October 30, 2009 conversion amount, two directors and the wife of a director, converted 67,633 shares of their 8% Cumulative Convertible Senior Preferred stock into 684,209 common shares.

Warrants: On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with The Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The Amendment resets the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share. On December 15, 2009, in Amendment No. 2 to the Securities Purchase Agreement, The Quercus Trust agreed to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share subject to the close of the Private Placement which occurred on December 22, 2009.

Note 11 — Supplemental Cash Flow Information

The following table provides summary information on our significant non-cash investing and financing transactions during the twelve-month periods ended December 31, 2010 and 2009:

	2010	2009

Dividend accrued to preferred stock – Senior	$-	$126,497

Dividend accrued to preferred stock – Series-A	-	909,819

Beneficial conversion feature on preferred stock	-	3,010,517

Warrants issued in lieu of liquidated damages	-	45,380

Placement fees payable in shares	-	410,209

Interest converted to common stock	-	13

Origination fees issued with related party note	-	105,666

Notes payable converted to common stock	-	371,366

Fair value of warrants issued with related party note	-	34,002

Cash payments for interest during the year ended December 31, 2010 and December 31, 2009 were $21,143 and $46,382 respectively. There were no payments of income taxes during the years ended December 31, 2010 and 2009.

Note 12 — Commitments and Contingencies and Significant Contracts

Facilities: On November 4, 2010, the Company entered into a  Commercial Lease (“Lease”) with Becan Development, LLC (“Lessor”) to lease a 45,000 square foot building, located at 209 Green Ridge Road in New Castle PA, (the “Property”).  The salient terms of the Lease are as follows:

•	The Lease term commenced on January 1, 2011 and the term expires on December 31, 2015.
•
The Lease may be extended for two 5-year terms, by giving notice not less than 30 nor more than 120 days before the expiration of the initial term or first renewal term (as applicable).  The renewal leases shall be on terms substantially similar to the terms of the initial Lease except for any adjustment to rent, if warranted, as mutually agreed upon by Lessor and the Company.

•	The rental amount for the initial term is $19,297 per month and is on a “triple net” basis.
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

On March 28, 2010, we renewed our lease for existing space at our manufacturing plant, located at 3601 Clover Lane, in New Castle, Pennsylvania. The salient terms of the Lease are as follows:

•	The term commenced on April 3, 2010 with an initial term of three years.
•	The renewal lease may be extended for two successive five-year renewal options with future rent to be negotiated at a commercially reasonable rate.
•
The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

•
The rental amount for the initial term is $16,700 per month, which is fixed through 2013. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

Employment Agreements:    The Company has entered into executive employment agreements with Thomas Granville, Charles R. Trego, and Phillip S. Baker. These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance, reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties, and a severance package that guarantees continued remuneration equal to the executives base salary for a total of 23 months so long as the company elects to enforce the provisions of the Non-Competition Agreement, should  the executive be unable to find employment  or accepts employment at a reduced  rate of pay due solely to the Non-Competition Agreement. The provisions of the individual agreements are set forth in the following table:

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/29/10	3-year	$380,000	360,000	$1.50	Monthly	0
Charles R. Trego (2)	CFO	4/01/10	3-year	$225,000	265,000	$1.50	Monthly	0
Philip S. Baker (3)	COO	4/01/10	3-year	$199,800	230,000	$1.50	Monthly	0
Dr. Edward Buiel (4)	VP and CTO(former)
Donald T. Hillier (5)	CFO(former)

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

3.
Philip S. Baker. On April 1, 2010, the Company entered into an Executive Employment Agreement with Philip S. Baker as Chief Operating Officer. Under the terms of his employment agreement, which has a term of three years, Mr. Baker receives an annual salary of $199,800, which is subject to review after the initial six month term of the agreement and annually thereafter, an annual car allowance of $6,000, and a 5-year option to purchase 230,000 shares of our common stock at a price of $1.50 per share. 26,000 options shall vest upon execution of this contract and, beginning in June, 2010, 6,000 options will vest monthly through the remaining 34 months of this contract.

4.
Dr. Edward Buiel. On June 23, 2008, the Company entered into an Executive Employment Agreement with Dr. Edward Buiel as Vice President and Chief Technology Officer, which terminated on May 31, 2010. Upon expiration of his status as employee, 50,000 shares of restricted stock were forfeited pursuant to the terms of his 2008 employment agreement.  On June 7, 2010 the Company agreed to engage Dr. Buiel as an interim independent contractor with compensation at $10,000 per week, plus travel expenses to and from all work sites, meals, administrative expenses, other travel related expenses, and health care benefits through December 31, 2010.  Dr. Buiel is currently working as a consultant to the Company on a project basis. There is no formal consulting agreement in place, and Dr. Buiel’s compensation is determined on a project specific basis.

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

Selling price is determined by periodic spending using the hourly labor, overhead, and G&A rates submitted with the proposal. The rates are subject to adjustment at the end of contract, and secured by the unpaid fixed fee.  Revenue based on the proportionate performance of the work performed is recognized from inception to completion when collection of the reimbursement is reasonably assured. Recognition of the fixed fee is postponed to contract completion. Fixed fee billings are recorded under deferred revenue. The contract contributed $535,105 to net sales during 2010.

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

Note 13 — Subsequent Events

On February 1, 2011, we were issued U.S. Patent No. 7,881,042 – Activated Carbon Electrode with PTFE Binder which expires on March 11, 2027

On March 8, 2011, we announced that we had received a series of orders for the production and immediate delivery of flooded lead-acid batteries. The batteries will be branded by the purchaser, and will not carry an Axion Power identification label. Axion anticipates weekly shipments of these batteries in 2011 with a total minimum purchase price of $3.5 million dollars and a potential maximum purchase price of $8 million dollars. The maximum number is based on the purchaser's forecast, which was projected from their historical data. The flooded lead-acid batteries will be built by Axion Power, with the purchaser carrying the cost of inventory and providing the raw materials required. The battery order is well suited to production on the newly renovated, and currently under-utilized, manufacturing lines at the Clover Lane New Castle, PA battery facility. These battery types have been produced on the manufacturing lines at New Castle for decades. Revenue and margin from the sale of these batteries will begin to be reported in our financial results for the first quarter of 2011.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A   Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010 (“Evaluation Date”), the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

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

Management has conducted, with the participation of our Principal Executive Officer and our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we have not identified any material weaknesses in our internal control over financial reporting as of Evaluation Date.  We have thus concluded that our internal control over financial reporting was effective as of the Evaluation Date.

During the three months ended December 31, 2010, to address the weaknesses identified during year ended December 31, 2009, we implemented the following revised control activities and improved processes:

•	We have begun to implement a formal budget process.
•	We have implemented improved inventory control procedures for physical inventories and cycle counting.
•	We have implemented improved controls for the acquisition of fixed assets.

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

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Information with respect to our executive officers and directors and disclosure of delinquent Form 3, 4 or 5 filers required by this item will be contained in the Definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders; said information is incorporated herein by reference.

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

Item 11 Executive Compensation

A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence

A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services

A description of principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders; said information is incorporated herein by reference.

PART IV

Item 15 Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004. (3)
3.6	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated June 14, 2010.	(25)
4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)
4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)
4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)
4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006.	(19)
4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
4.12	Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)
4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)
4.14
Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $.0001 Per Share, of Axion Power International, Inc. dated February 24, 2010.

9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2
10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)

10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)
10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)
10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)

10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)

10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)
10.41	Commercial Lease with Becan Development, LLC dated November 4, 2010.	(28)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004.
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.
(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.
(24)	Incorporated by reference from our Current Report on Form 8-K dated April 6, 2010.
(25)	Incorporated by reference from our Current Report on Form 8-K dated June 15, 2010.
(26)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(27)	Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(28)	Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.

(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 26, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2009 and 2010, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Principal Executive Officer and Director

Dated: March 30, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Averill
Robert G. Averill	Director	March 30, 2011

/s/ Glenn Patterson
Glenn Patterson	Director	March 30, 2011

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	March 30, 2011

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	March 30, 2011

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	March 30, 2011

/s/ David Anthony
David Anthony	Director	March 30, 2011