Form 10-K/A
period 2010-12-31
Axion Power International, Inc.
filed 2011-05-02
CIK 1028153

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed to include all Part III information for the Form 10-K, which will not be incorporated by reference from the Company’s Definitive Schedule 14A as the Company will not file its Definitive Schedule 14A by May 2, 2011, as is required under Form 10-K.

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

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by Thomas Granville, who has served as chief executive officer and chairman of the board since 2005. Our board of directors is divided into three classes of directors that serve for staggered three-year terms. Two of our current board members have been elected to serve for terms that expire on the date of our 2011 Annual Meeting; two have been elected to serve for terms that expire on the date of our 2012 Annual Meeting; two have been elected to serve for a term that expires on the date of our 2013 Annual Meeting; and one was elected by our board of directors in September 2009 to serve for a term that expires on September 21, 2012. The board has three standing committees – audit, compensation and technology. The Audit Committee is comprised solely of independent directors, and each committee has a separate chair. Our Audit Committee is responsible for overseeing risk management, and our full board receives periodic reports from management.

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

The following table identifies our current directors and specifies their respective ages and positions with our Company.

Name	Age	Position
Thomas Granville	66	Chief Executive Officer and Director
Howard K. Schmidt, Ph. D.	52	Director
Michael Kishinevsky	45	Director
Glenn Patterson	57	Director
Robert G. Averill	70	Director
D. Walker Wainwright	60	Director
David Anthony	50	Director

Executive officers.

The following table identifies our non-director executive officers and specifies their respective ages and positions with the Company.

Name	Age	Position
Charles R. Trego	60	Chief Financial Officer
Philip S. Baker	63	Chief Operating Officer

The following paragraphs provide summary biographical information furnished by our directors and non-director executive officers.

Directors

Michael Kishinevsky, 45, is an independent director who has served on our board since June 2005. Mr. Kishinevsky is a Canadian lawyer who had been principally engaged in the practice of corporate and commercial law from February 1995 until August 2005. For five years Mr. Kishinevsky served as general legal counsel for C&T. Mr. Kishinevsky currently serves as a director of Sunrock Consulting Ltd., a company he co-founded in October 1995, which specializes in the import and distribution of carbon black and synthetic rubber. He is also the president and director of SunBoss Chemicals Corp., a corporation specializing in chemical additives for the custom rubber mixing industry. Mr. Kishinevsky is a 1989 graduate of the University of Calgary (B.Sc. in Cellular, Molecular and Microbial Biology and B.Sc. in Psychology) and a 1993 graduate of the University of Ottawa Law School. Mr. Kishinevsky was called to the bar in the Ontario courts in 1995 and is a member of the Law Society of Upper Canada. The Company has determined that Mr. Kishinevsky should serve as a director due to his legal background as well as his import and distribution experience which provides expertise on the Board with regard to product distribution.

Howard K. Schmidt, Ph.D., 52, is an independent director, who has served on our board of directors since April, 2005. Dr. Schmidt has been employed as a Petroleum Engineering Consultant at Saudi Aramco since August, 2009. Dr. Schmidt is an expert in the field of carbon nanotechnology and single-wall carbon nanotubes, and occasionally acts as an expert witness in nanotechnology patent litigation. He founded AOTA Energy, LLC in mid-2009 to pursue long-term research in renewable energy and sustainable water technologies. Prior to Aramco, Schmidt served as a Senior Research Fellow in the Department of Chemical and Biomolecular Engineering at Rice University in Houston, Texas. Between September, 2003 and March, 2008, he was the Executive Director of the Carbon Nanotechnology Laboratory (the “CNL”) at Rice University. Before joining CNL, Dr. Schmidt operated Stump Partners, a Houston-based consultancy firm and was involved in two Internet ventures. In 1989, Dr. Schmidt founded SI Diamond Technology, Inc., a company that received the prestigious R&D 100 Award from Research and Development Magazine in 1989, went public in 1993, and recently changed its name to Applied Nanotech Holdings, Inc. Dr. Schmidt holds two degrees from Rice University (BS-Electrical Engineering, 1980 and Ph.D.-Chemistry, 1986). The Company has determined that Dr. Schmidt should serve as a director due to his unique and extensive technical knowledge.

David Anthony, 50, was appointed to our board of directors in September 2009. Mr. Anthony is an experienced entrepreneur, venture capitalist, and educator. He is Managing Director of 21 Ventures LLC, which since founding in 2004, has provided seed, growth, and bridge capital to over forty technology ventures across the globe, focusing mainly in the cleantech area. He sits or has sat during the past five years on the boards of Clean Power Technologies Inc., Energy Focus Inc., Solar EnerTech Corp., and ThermoEnergy Corporation, and numerous private companies. Since 2004, he has held the position of Adjunct Professor at the New York Academy of Sciences, a leading global scientific association with over 30,000 members. Prior to 21 Ventures, LLC, David launched Notorious Entertainment, a developer of multimedia brands. David received his MBA from The Tuck School of Business at Dartmouth College and a BA in Economics from George Washington University. The Company has determined that Mr. Anthony should serve as a director due to his experience in finance and related areas.

Robert G. Averill, 70, has served on our board of directors since February 2004. Mr. Averill is retired and principally involved in personal investments. He served as a director of Implex Corp., a New Jersey based developer and manufacturer of orthopedic implants that he co-founded in 1991 and then sold to Zimmer Holdings, Inc. From 1978 to 1991, Mr. Averill held a variety of executive positions with Osteonics Corp., a developer and manufacturer of orthopedic implants that he co-founded in 1978 and then sold to Stryker Corporation. From 1971 to 1977, Mr. Averill served as a director and held a variety of executive positions with Meditech Inc., a developer and manufacturer of orthopedic implants that he co-founded in 1971 and sold to 3M Corporation in 1975. Mr. Averill holds 28 patents on a variety of orthopedic devices and materials, and he is the co-author of several publications in the field of orthopedics. Mr. Averill holds two degrees from the Newark College of Engineering (BS-mechanical engineering, 1962 and MS-engineering management, 1966). The Company has determined that Mr. Averill should serve as a director due to his extensive engineering and manufacturing background.

Thomas Granville, 66, has served on our board of directors since February 2004 and is both our chairman of our board of directors and chief executive officer. Mr. Granville served as the president of a New York State elevator company that specialized in the installation and maintenance of elevators, escalators, moving walkways and other building transportation products. Mr. Granville also served 15 years as treasurer and ten years as the president of the National Elevator Industry Inc., a trade association that represents elevator manufacturers and contractors, where his duties included labor negotiations for national contracts and oversight duties to a $2.3 billion national pension fund. Mr. Granville has also been a partner, or the general partner, of a number of real estate partnerships that owned multi-family housing, commercial real estate and a cable television company. Mr. Granville is a 1967 graduate of Canisus College. (BA-Business Administration). The Company has determined that Mr. Granville should serve as a director due to his position as senior executive officer of the Company, which gives him valuable insight, as well as his prior managerial experience which provides unique insight for the Board into the operations of the Company.

Glenn Patterson, 57, was appointed to our board of directors in February 2004. He is currently president of HAP International Inc., an investment research and analysis company specializing in renewable and smart grid applications. Mr. Patterson is also a project executive with Rosendin Electric, a privately held electrical energy systems company. Mr. Patterson, in addition to Axion Power International Inc., sits as a director on Shopoff Properties Trust Inc., a publicly held REIT. Until November 2004, Mr. Patterson was president of the Oregon Electric Group, an electrical power and technology services company based in Portland, Oregon. In September 2001, the Oregon Electric Group of which Mr. Patterson was a major owner, was sold to Montana-Dakota Resources, whose major subsidiaries includes electrical power generating, utility and distribution companies with operations in 40 states. Mr. Patterson graduated from Willamette University (BS-Economics) in 1975. The Company has determined that Mr. Patterson should serve as a director due to his extensive background in power generation and electrical power areas.

D. Walker Wainwright, 60, is an independent director who was appointed to our board of directors in January 2007. He is Chairman of Interboro Insurance Company, a provider of personal lines insurance products in New York State. He is also the founder and chief executive of Wainwright & Co. LLC, an independent financial advisory firm and investment manager. The firm’s activities include the identification and assessment of alternative investments, the monitoring of these investments and the creation of proprietary portfolios. In this respect, the firm works with investment management firms, not-for-profit organizations and family offices as an independent consultant to create client-specific solutions. Wainwright & Co. also researches and reviews private investments, including private equity funds, to assist in determining their suitability for specific accounts or portfolios. Formerly a Managing Director in investment banking at Smith Barney, Inc. and at Kidder, Peabody & Co., Mr. Wainwright has over 35 years’ consulting, banking and investment banking experience. Having directed Kidder’s investment banking efforts in the Asia Pacific Region, he has extensive international experience and has lived in Australia and Lebanon. Mr. Wainwright began his career at Chemical Bank and, subsequently, the Schroder Group. He is a graduate of Stanford University (A.B. – 1972) and of Columbia University (M.B.A. – 1976). The Company has determined that Mr. Wainwright should serve as a director due to his long term finance and banking experience.

Executive officers

Philip S. Baker joined the Company as Chief Operating Officer on April 1, 2010. He was with Santa Fe Springs CA-based Trojan Battery Company from 1997 to 2009. From 2006 to 2009 he was Senior Vice President and General Manager of a new battery facility for which he led all the phases of development and operations in Sandersville, GA. Baker guided the lead-acid battery plant from negotiations and permitting forward, and is considered to be an expert in quality control and documentation, productivity and the maximization of uptime, automation and the management of environmental issues. Prior to Sandersville, Baker served from 2001 to 2005 at the Trojan plant in Lithonia GA as Senior Vice President and General Manager, where he executed a turn-around in leadership, quality and output, introduced Kaizen events and Six-Sigma tools and improved productive output by 20% in critical bottleneck areas. Before Lithonia, Baker worked for Trojan in Santa Fe Springs as Director of Operations. He was with privately held Wyomissing PA-based Glen-Gery Corporation, a manufacturer of building materials where 700 employees reported upstream to him. He began his career at the Houston Brick & Tile Company. He is a graduate of Georgia Institute of Technology in 1971 ( BS in Ceramic Engineering ).

Charles R. Trego joined the Company as Chief Financial Officer on April 1, 2010. He most recently served as Executive Vice President and Chief Financial Officer of Minrad International, an Amex-listed pharmaceutical and medical device company in Orchard Park, NY. Minrad was acquired by India's Piramal Healthcare in early 2009, and Trego was an integral part of the acquisition strategy and managed the bridge financing through the transition. Prior to that, from 2005 to 2008, he was Senior Vice President and Chief Financial Officer of Elmira NY-based Hardinge Inc, a Nasdaq-listed global machine tool company ($327 million in annual revenue), and from 2003 to 2005 he was Chief Financial Officer and Treasurer of Latham NY-based Latham International ($180 million in annual revenue), a privately held manufacturer and marketer of swimming pool components, His career began with a position as Senior Auditor with Ernst & Whinney in Dayton, and continued with increasingly responsible financial officer positions with Ponderosa Inc, Bojangles of America, Rich Sea Pak, Rymer Foods and Rich Products Corporation. During his 14-year tenure as Chief Financial Officer at Rich Products, revenue increased from $650 million to more than $1.8 billion. He has over 30 years experience as a financial officer of global middle businesses across several industries and include private (family), public and private equity ownership structures. He has served as the chief financial officer of startup, turnaround, restructuring and growth businesses with revenue ranging from $25 million to $ 2 billion. Trego graduated from the University of Dayton in 1972 ( BS in Accounting ) and in 1978 (MBA). He achieved his CPA designation in 1973 from the State of Ohio.

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

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by Thomas Granville, who has served as chief executive officer and chairman of the board since 2005. Our board of directors is divided into three classes of directors that serve for staggered three-year terms. Two of our current board members have been elected to serve for terms that expire on the date of our 2011 Annual Meeting; two have been elected to serve for terms that expire on the date of our 2012 Annual Meeting; two have been elected to serve for a term that expires on the date of our 2013 Annual Meeting; and one was elected by our board of directors in September 2009 to serve for a term that expires on September 21, 2012. The board has three standing committees – audit, compensation and technology. The Audit Committee is comprised solely of independent directors, and each committee has a separate chair. Our Audit Committee is responsible for overseeing risk management, and our full board receives periodic reports from management.

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

The following table identifies our current directors and specifies their respective ages and positions with our Company.

Name	Age	Position
Thomas Granville	66	Chief Executive Officer and Director
Howard K. Schmidt, Ph. D.	52	Director
Michael Kishinevsky	45	Director
Glenn Patterson	57	Director
Robert G. Averill	70	Director
D. Walker Wainwright	60	Director
David Anthony	50	Director

Executive officers.

The following table identifies our non-director executive officers and specifies their respective ages and positions with the Company.

Name	Age	Position
Charles R. Trego	60	Chief Financial Officer
Philip S. Baker	63	Chief Operating Officer

Presiding Director
Our Chief Executive Officer, Thomas Granville, acts as the presiding director at meetings of our board of directors. In the event that Mr. Granville is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the chairmen of each of the committees of our board of directors.

Corporate Governance
Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors is working to adopt and implement many “best practices” in the area of corporate governance, including separate committees for the areas of audit and compensation, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management and directors, among other things. In 2010, all incumbent directors other than Dr. Howard K. Schmidt attended 75% of our meetings of the board of directors.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which has been distributed to all directors, officers, and employees and will be given to new employees at the time of hire. The Code of Business Conduct and Ethics contains a number of provisions that apply principally to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Information” section of our website at www.axionpower.com. We intend to disclose future amendments to certain provisions of our code of ethics and conduct, or waivers of such provisions, applicable to our directors and executive officers, at the same location on our web site identified above. The inclusion of our web site address in this proxy statement does not include or incorporate by reference the information on our web site into this proxy statement.

Communications with the Board of Directors

Stockholders and other parties who are interested in communicating with members of our board of directors, either individually or as a group, may do so by writing to Thomas Granville, c/o Axion Power International, Inc., 3601 Clover Lane, New Castle, Pennsylvania, 16105. Mr. Granville will review all correspondence and forward to the appropriate members of the board of directors copies of all correspondence that, in the opinion of Mr. Granville, deals with the functions of the board of directors or its committees or that he otherwise determines requires their attention. Concerns relating to accounting, internal controls or auditing matters should be immediately brought to the attention of our audit committee and will be handled in accordance with procedures established by that committee.

Director Independence

Our board of directors has determined that five of our directors would meet the independence requirements of the NYSE AMEX if such standards applied to the Company. In the judgment of the board of directors, Messrs. Granville and Anthony do not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Board Committees

The board of directors currently has three standing committees: the audit committee, the compensation committee, and the technology committee. These committees are responsible to the full board.

Audit Committee – Our board of directors has created an audit committee that presently consists of Mr. Wainwright and Dr. Schmidt. Mr. Wainwright serves as the current chairman of our audit committee. Each of the members has a basic understanding of finance and accounting, and is able to read and understand fundamental financial statements. The board of directors has determined that each of the members of the audit committee would meet the independence requirements applicable to NYSE Amex listed companies although such standards do not apply to our company. Our board of directors has also determined that based on work history none of our current committee members meet the definition of an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) under Regulation S-K, promulgated under the Securities Exchange Act of 1934. The audit committee has the sole authority to appoint, review and discharge our independent registered public accounting firm. The audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and our system of internal controls, reports the results of their review to the full board of directors and to management, and recommends to the full board of directors that the our audited consolidated financial statements be included in our Annual Report on Form 10-K.

The audit committee met 11 times during the year-ended December 31, 2010. The audit committee charter can be found on our website under About Axion; Corporate Governance / Committees , at www.axionpower.com.

Compensation Committee – Our board of directors has created a compensation committee that presently consists of Messrs. Averill, Patterson, Kishinevsky and Wainwright. Mr. Patterson serves as chairman of the compensation committee. The compensation committee makes recommendations concerning compensation of the executive management team and non-employee directors and administers our stock-based incentive compensation plans. The compensation committee typically meets in separate sessions independently of board meetings. The compensation committee typically schedules telephone meetings as necessary to fulfill its duties. The chairman establishes meeting agendas after consultation with other committee members and Mr. Thomas Granville, our Chief Executive Officer. Subject to supervision by the full board of directors, the compensation committee administers our stock option plans. Our Chief Executive Officer and other members of management regularly discuss our compensation issues with compensation committee members. Subject to compensation committee review, modification and approval, Mr. Granville typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The compensation committee in conjunction with other non-employee directors establishes all bonus and equity incentive awards for Mr. Granville and the other executive members of the management team. Our board of directors has determined that all members of the compensation committee would meet the independence requirements applicable to NYSE Amex listed companies although such standards do not apply to us.

The compensation committee met 4 times during the year ended December 31, 2010. The compensation committee charter can be found on our website under “ About Axion; Corporate Governance; Committees ,” at www.axionpower.com.

Technology Committee – Our board of directors has created a technology committee that consists of Dr. Schmidt, Messrs. Averill Kishinevsky and Granville. The technology committee provides board-level oversight, guidance and direction to our R&D staff, supervises evaluates and makes recommendations with respect to the acquisition and licensing of complementary and competitive technologies and supervises the activities of our intellectual property lawyers.

The technology committee conducted 1 formal meeting during the year ended December 31, 2010 and met informally with our former CTO and other members of the R&D and manufacturing teams during the course of the year.

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

Item 11 Executive Compensation

EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to the year ended December 31, 2010. The Named Executive Officers are as shown. We did not have any non-equity incentive plans, pension plans or deferred compensation plans during the year ended December 31, 2010.

SUMMARY COMPENSATION TABLE
				Stock	Option	All Other		Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation		Compensation
Position	Year	($)(1)	($)(2)	($) (3)	($)(3)	($)(4)		($)
Thomas Granville
CEO and Director (5)	2010	350,708	270,000		113,112	33,653		767,473
Thomas Granville
CEO and Director (5)	2009	324,000				23,458		347,458
Charles R. Trego
CFO	2010	161,827			185,364	38,323		385,514
Philip S. Baker
COO	2010	143,702			160,884	76,743	2010	381,329
Edward Buiel (7)
Vice President and CTO	2010	80,308				454,262		534,570
Edward Buiel (7)
Vice President and CTO	2009	180,000				18,230		198,230
Donald Hillier
CFO (6)	2010	20,192				41,119		61,311
Donald Hillier
CFO (6)	2009	150,000				19,643		169,643

1.	Salaries are presented as the contractual amount paid during 2010.

2.	Discretionary bonuses are not made pursuant to any specific bonus plan. Bonuses cited were awarded and paid in 2010.

3.	Stock and option awards were granted pursuant to the individual employment contracts. Options are valued using the Black-Scholes-Merton option pricing model.

4.
Other compensation includes Company perquisites relating to pre and post-employment consulting contracts, severance payments, auto allowance, personal use of company cars, accrued vacation payments, moving expenses, gross–ups on stock awards, other earned compensation, as well as healthcare premiums paid under the group health plan.

5.
During 2009, $ 6,231 of the compensation reported to Mr. Granville was remitted to Gallagher Elevator Co. (Gallagher) pursuant to his 2005 employment contract. Remaining payments were remitted directly to Mr. Granville through our payroll department.

6.
Mr. Hillier joined the Company on June 19, 2008. Salary and other compensation cited for 2008 reflects the apportionment of these expenses based on his dates of service for that year. Mr. Hillier served as our chief financial officer throughout fiscal year 2009 and was terminated on February 5, 2010.

7.
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

Employment Agreements

During 2010, the Company has entered into executive employment agreements with Thomas Granville, Charles R. Trego, and Phillip S. Baker. These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance, reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties, and a severance package that guarantees continued remuneration equal to the executive’s base salary for a total of 23 months so long as the Company elects to enforce the provisions of the Non-Competition Agreement, should the executive be unable to find employment or accepts employment at a reduced rate of pay due solely to the Non-Competition Agreement. There are no non-qualified deferred compensation plans. The provisions of the individual agreements are set forth in the following table:

•
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

•
Charles R. Trego. On April 1, 2010, the Company entered into an Executive Employment Agreement with Charles R. Trego as Chief Financial Officer. Under the terms of his employment agreement, which has a term of three years (and thus terminates on March 31, 2013), Mr. Trego receives an annual salary of $225,000, which is subject to review after the initial six month term of the agreement and annually thereafter, an annual car allowance of $9,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 265,000 shares of our common stock at a price of $1.50 per share. 27,000 options shall vest upon execution of this contract and, beginning in June 2010, 7,000 options will vest monthly through the remaining 34 months of this agreement.

•
Philip S. Baker. On April 1, 2010, the Company entered into an Executive Employment Agreement with Philip S. Baker as Chief Operating Officer. Under the terms of his employment agreement, which has a term of three years (and thus terminates on March 31, 2013), Mr. Baker receives an annual salary of $199,800,which is subject to review after the initial six month term of the agreement and annually thereafter, an annual car allowance of $6,000, and a 5-year option to purchase 230,000 shares of our common stock at a price of $1.50 per share, of which 26,000 options shall vest upon execution of this contract and, beginning in June, 2010, 6,000 options will vest monthly through the remaining 34 months of this agreement.

Warrants

As of April 6, 2011, we have 12,576,070 outstanding warrants that represent potential future cash proceeds to our company of $12,872,447. The warrants are divided into seven classes that are presently exercisable and expire at various times through December 8, 2014. The following table summarizes the number of warrants in each class, the anticipated proceeds from the exercise of each class, and the expiration date of each class.
Warrant Series	Number of Warrants	Exercise Price	Anticipated Proceeds	Expiration Date
Series V Warrants	680,000	$4.00	$2,720,000	December 31, 2011
2007 Bridge Warrants	183,755	2.35	431,824	December 31, 2012
2008 Conversion-Warrants	580,940	2.60	1,510,444	June 29, 2013
2008 Quercus	10,000,000	0.75	7,500,000	June 29, 2013
2008 Derivatives	1,085,714	0.57	618,857	June 29, 2013
2009 Bridge Warrants	45,661	2.00	91,322	August 12, 2014
Total	12,576,070		$12,872,447

The holders of warrants are not required to exercise their rights at any time prior to the expiration date and we are unable to predict the amount and timing of any future warrant exercises. We reserve the right to temporarily reduce the exercise prices of our warrants from time to time in order to encourage the early exercise of the warrants.

Stock Options

As of April 6, 2011, we have 3,558,520 outstanding stock options that represent potential future cash proceeds to our company of $6,991,233. The outstanding options include 1,789,410 options that are currently vested and exercisable, or 1,794,442 that will become vested and exercisable within 60 days, and represent potential future cash proceeds to our company of $4,176,135 and $4,186,683, respectively. The remaining options will vest and become exercisable over the next three years. The following table provides summary information on our outstanding options.

	Vested Option Grants			Unvested Option Grants
	Shares	Price	Proceeds	Shares	Price	Proceeds
2010 Employee & officer plan options	431,500	$1.50	$647,250	1,017,548	$1.50	$1,526,322
Directors plan options	316,910	1.98	628,885	164,062	1.10	180,016
Non-plan options to consultants and employees	1,041,000	2.79	2,900,000	587,500	1.89	1,108,750
Total	1,789,410	$2.33	$4,176,135	1,769,110	$1.59	$2,815,088

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards At 2010 Fiscal Year-End
	Option Awards					Stock Awards
	Non-Plan		Equity Incentive Plan Awards					Equity Incentive Plan Awards
	Number of shares underlying unexercised options							# Shares
Name	# Exercisable	# Unexer-cisable	Unearned	Option Exercise Price	Option Expiration Date	Number Unearned Shares or units of stock	Market Value	Unearned shares, units, or other rights not vested	Market Value	Footnotes
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Granville, Tom	120,000	-	-	$2.50	varies through 4/30/2012					Issued pursuant to April 2005 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Granville, Tom	90,000	-	-	$2.50	varies through 6/15/2015					Issued pursuant to June 2008 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Granville, Tom	60,000	300,000	-	$1.50	varies through 6/29/2018					Issued pursuant to June 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Buiel, Edward	80,000	-	-	$4.00	varies through 8/31/2013					Issued pursuant to Sept 2005 Executive Employment Agreement. Options expire 5 years after monthly vest date

Buiel, Edward	50,000	-	-	$3.75	12/29/2015					Options issued pursuant to Dec 2006 Executive Employment Agreement. Lump sum vesting date - 12/29/2009

Buiel, Edward	50,000	-	-	3.75	5/30/2015					Options issued pursuant to Dec 2006 Executive Employment Agreement. Lump sum vesting date - 5/31/10 upon expiration of employment contract

Buiel, Edward	100,000	-	-	2.50	5/30/2015					Issued pursuant to June 2008 Executive Employment Agreement. Lump sum vesting date - 5/31/10 upon expiration of employment contract

Charles Trego	76,000	189,000	-	$1.50	varies through 3/30/2018					Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Philip Baker	68,000	162,000	-	$1.50	varies through 3/30/2018					Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Hillier, Don	95,000	0	0	2.50	varies through 01/15/15					Issued pursuant to June 2008 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Post-Termination Compensation

We have not entered into change in control agreements with any of our named executive officers or other members of the executive management team, although our employment agreements with certain members of management do call for immediate vesting of options upon a 50% change in control. No awards of equity incentives under our 2004 Incentive Stock Plan or awards of options under our 2004 Outside Directors Stock Option Plan provide for immediate vesting upon a change in control other than a restricted stock grant of 36,000 shares issued to Robert Nelson. However, the compensation committee has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards. A “change in control” is generally defined as (1) the acquisition by any person of 30% or more of the combined voting power of our outstanding securities or (2) the occurrence of a transaction requiring stockholder approval and involving the sale of all or substantially all of our assets or the merger of us with or into another corporation.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors for services rendered during the year ended December 31, 2010.
	Fees Earned or	Stock	Option
	Paid in Cash	Awards	Awards
Name	($) (1)	($)	($) (3)	Total ($)
Thomas Granville (2)
Dr. Igor Filipenko (4)	$-		$-	$-
Robert G. Averill	69,297		34,860	104,157
Dr. Howard K. Schmidt	44,250			36,500
Michael Kishinevsky	56,500			37,000
Glenn Patterson	60,646			39,000
Stanley A. Hirschman(5)	69,198			33,750
D. Walker Wainwright	72,872		14,882	87,754
David Gelbaum (6)				-
David Anthony (6)				-
Joseph Bartlett (6)				-

1.	Fees are presented based on the amount paid during 2010.

2.
Mr. Granville was reelected to serve on the Board of Directors at the Annual Meeting held on June 09, 2010. Mr. Granville received no compensation during 2010 for his service as a Director, as he served as our chief executive officer during that time period. For a summary of the compensation received by him as chief executive officer during 2010, see Summary Compensation Table above.

3.
One director was reelected to serve on the Board of Directors at the Annual Meeting held on June 09, 2010, receiving 77,922 five-year options with an exercise price of $0.77 per share, pursuant to the 2004 Outside Directors Stock Option Plan. The options granted shall vest at the rate of 25,974 per year commencing on the date of the company's Annual Meeting, so long as the director serves as a member of the board on the date of such meeting. Another director received 8,000 five-year options with an exercise price of $3.60 per share pursuant to terms of his 2007 appointment. The options are valued using the Black-Scholes-Merton option pricing model.

4.	On January 11, 2010, Dr. Igor Filipenko gave notice of his resignation as a director of the Company, effective immediately.

5.	Stanley A. Hirschman resigned as a director on September 28, 2010.

6.
David Gelbaum, David Anthony and Joseph Bartlett were added to the Board as a condition of the Quercus Trust Amendment to Warrants and Securities Purchase Agreement. These members received no compensation for 2009. Mr. Gelbaum resigned as a director on March 3, 2010. Joseph Bartlett resigned as a director on September 28, 2010.

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

Only non-management directors are compensated separately for service as members of our board of directors. Each of our non-management directors received the following components of compensation for the period January 1, 2010 through December 31, 2010:

•	A basic annual retainer of $25,000 for service as a director;

•	A supplemental retainer of $6,000 for service as chairman of any committee;

•	A supplemental annual retainer of $3,000 for service as a committee member;

•	A meeting fee of $1,500 per day for each board or committee meeting attended in person or $500 for each board or committee meeting attended by telephone; and

•	Reimbursement for all reasonable travel, meals and lodging costs incurred on our behalf.

•	Options to reelected directors.

•	Reimbursement for expenses up to $5,000 annually for education related to chairmanship of a committee.

The 2004 stock option plan for independent directors that authorized the issuance of options to purchase $20,000 of our common stock for each year of service as a director was amended on September 28, 2010 increasing the shares reserved for issuance under the outside directors’ stock option plan from 500,000 to 1,000,000 by Resolution of the Board of Directors.

For 2010, 2009, 2008, 2007, 2006, 2005 and 2004, we issued 85,922, 128,585, 179,555, 0, 60,000, 70,000 and 54,000, options pursuant to our directors’ stock option plan, respectively. Of this total, no options were exercised during the year ended December 31, 2010, 316,910 options are currently vested and exercisable at a weighted average price of $1.98 per share and 164,062 options are unvested and will be exercisable at a weighted average price of $1.10 per share.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On April 6, 2011, we had 85,453,302 shares of common stock. The following table sets forth certain information with respect to the beneficial ownership of our securities as of April 6, 2011, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock. Normally, the Company would rely on the Section 16 filings for our 5% owners. Our reporting is limited to the information we do have when we do not have the benefit of further information.

Beneficial ownership data in the table has been calculated based on the Securities and Exchange Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of April 6, 2011 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

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

	Common Stock	Warrant & Options (1)	Combined Ownership	Percentage
Quercus Trust (2) 1835 Newport Blvd A109 – PMB 467 Cosa Mesa, CA 92627	7,701,104	10,000,000	17,701,104	18.5%
AWM Investment Company, Inc. (3) Special Situations Cayman Fund LP 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	1,694,386	-	1,694,386	2.0%
AWM Investment Company, Inc. (3) Special Situations Private Equity Fund 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	1,270,789	-	1,270,789	1.5%
AWM Investment Company, Inc. (3) Special Situations Technology Fund LP 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	770,946	-	770,946	0.9%
AWM Investment Company, Inc. (3) Special Situations Technology Fund II LP 527 Madison Avenue, Suite 2600 c/o Austin W Marxe & David M Greenhouse	4,735,809	-	4,735,809	5.5%
James E. Winner Jr. & Donna C Winner JT TEN (4) Winner Building, 32 West State Street, Sharon, PA 16146	8,245,614	-	8,245,614	9.6%
Manatuck Hill Partners, LLC (5) 1465 Post Road East Westport, CT 06880	7,200,000	-	7,200,000	8.4%
Hare & Co. (6) Bank of New York Mellon, One Wall Street, New York NY 10286 Attn Anthony V. Saviano, 3rd floor / Window A	7,150,000	-	7,150,000	8.4%
Gelbaum, David (7)	7,701,104	10,000,000	17,701,104	18.5%
Averill, Robert	3,774,059	617,183	4,391,242	5.1%
Glenn Patterson	2,752,001	260,317	3,012,318	3.5%
Filipenko, Igor (8)	1,217,197	45,809	1,263,006	1.5%
Granville, Tom	696,596	270,000	966,596	1.1%
Buiel, Edward	305,000	305,000	610,000	*
Hillier, Donald	30,000	95,000	125,000	*
Trego, Charles	-	97,000	97,000	*
Baker, Phillip	-	86,000	86,000	*
Wainwright, Walker	8,000	27,840	35,840	*
Schmidt, Howard	-	52,000	52,000	*
Hirschman, Stan	-	44,285	44,285	*
Kishinevsky, Michael	-	44,000	44,000	*
Bartlett, Joseph	-	-	-	*
Anthony, David	-	-	-	*
Directors and officers as a group (15 persons)	16,483,957	11,944,434	28,428,391	29.2%

* Less than 1%.
(1)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholder that are presently exercisable or will become exercisable within 60 days.
(2)	The trustees of The Quercus Trust are Mr. David Gelbaum and Ms. Monica Chavez Gelbaum, each with shared voting and dispositive power over the shares held by this trust.
(3)
AWM Investment Company, Inc. (“AWM”) the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. AWM also serves as the investment adviser to Special Situations Private Equity Fund, L.P., Special Situations Technology Fund II, L.P. and Special Situations Technology Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of AWM. Through their control of AWM, Messrs. Marxe and Greenhouse share voting and investment power over the portfolio securities of each of the funds listed above

(4)	8,245,614 shares formerly held by James A. Winner Jr. & Donna C Winner were transferred to street name on 9-9-10. We do not have the benefit of further information.

(5)
Manatuck Hill Partners LLC is an investment adviser acting on behalf of its clients' accounts with investments in Manatuck Hill Scout Fund, LP, Manatuck Hill Mariner Master Fund, LP, and Manatuck Hill Navigator Master Fund. Steve Orlov & Mark Broach serve as the legal representative for these accounts. Steve Orlov & Mark Broach share voting and dispositive power over the shares. 7,200,000 shares were transferred to street name on 6-3-10. We do not have the benefit of further information.

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

(8)	Includes 1,026,295 shares beneficially held by Dr. Igor Filipenko and 236,711 shares beneficially held by his wife.

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

Director Independence
Our board of directors has determined that five of our directors would meet the independence requirements of the NYSE AMEX if such standards applied to the Company. In the judgment of the board of directors, Messrs. Granville and Anthony do not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

SECTION 16(a) REPORTING COMPLIANCE DISCLOSURE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the Section 16(a) reports furnished to us and written representations that no other reports were required to be filed pursuant to Section 16(a) and the related rules of the SEC, for transactions occurring in fiscal year 2010, our officers, directors and holders of more than 10% of our common stock filed all Section 16(a) reports on a timely basis, other than as described below. For transactions occurring in fiscal year 2010, one or more Forms 4 (Statement of Changes of Beneficial Ownership) was inadvertently filed late for each of the following persons, as indicated: Mr. Robert Averill, a member of our board of directors (three filings disclosing a total of five transactions were late); Stanley Hirschman, a former member of our board of directors (two filings disclosing four transactions were filed late – two forfeitures were not filed); D. Walker Wainwright, a member of our board of directors (three filings disclosing seven transactions were filed late); Glenn Patterson, a member of our board of directors (one filing involving ten transactions was filed late), Philip Baker, our COO (one filing disclosing one transaction was filed late), and Thomas Granville, our CEO, (one filing disclosing two transactions was not filed, one dates back to 2008).

Item 14 Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

The following table presents fees for professional audit services billed for services rendered by EFP Rotenberg, LLP for the audit of the Company’s annual financial statements for the years ending December 31, 2010 and 2009, and for fees billed for other services rendered by EFP Rotenberg, LLP during those periods.

	2010	2009
Audit Fees	$104,793	$81,507

Audit-Related Fees - registration statement consents	$13,336	$4,586

Tax Fees	$5,000	$14,000

All Other Fees	$2,500	$0

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

9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2
10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)
10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)

10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)
10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)

10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)

10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)
10.41	Commercial Lease with Becan Development, LLC dated November 4, 2010.	(28)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated May 2, 2004.
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.

(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.
(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.
(24)	Incorporated by reference from our Current Report on Form 8-K dated April 6, 2010.
(25)	Incorporated by reference from our Current Report on Form 8-K dated June 15, 2010.
(26)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(27)	Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(28)	Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.

(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 26, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2009 and 2010, respectively as set forth in Item 8 of the Company’s  Annual Report on Form 10-K filed with the Commission on March 30, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Principal Executive Officer and Director

Dated: April 29, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Averill
Robert G. Averill	Director	April 29, 2011

/s/ Glenn Patterson
Glenn Patterson	Director	April 29, 2011

/s/ David Anthony
David Anthony	Director	April 29, 2011