Form 10-Q
period 2011-03-31
Axion Power International, Inc.
filed 2011-05-16
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at May 1, 2011
Common Stock, $0.0001 par value	85,453,302

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,463,157	$13,330,009
Accounts receivable	873,928	221,922
Other receivables	141,939	144,973
Prepaid expenses	61,703	82,060
Inventory, net	2,196,875	1,428,560
Total current assets	13,737,602	15,207,524

Property & equipment, net	7,499,889	6,738,575
Other receivables	62,000	65,000
TOTAL ASSETS	$21,299,491	$22,011,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,997,463	$930,021
Other current liabilities	254,598	225,804
Notes payable	104,776	101,684
Total current liabilities	2,356,837	1,257,509

Deferred revenue	1,327,564	1,385,185
Derivative liabilities	763,130	254,461
Notes payable	518,553	547,612
Total liabilities	4,966,084	3,444,767

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized	-	-

Common stock-125,000,000 shares authorized $0.0001 par value 85,453,302 shares issued & outstanding (85,453,302 in 2010)	8,545	8,545
Additional paid in capital	86,628,665	86,499,416
Deficit accumulated during development stage	(70,052,178)	(67,690,004)
Cumulative foreign currency translation adjustment	(251,625)	(251,625)
Total stockholders' equity	16,333,407	18,566,332

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$21,299,491	$22,011,099

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		9/18/2003 to
	2011	2010	3/31/2011
Product	$1,035,442	$372,417	$5,695,906
Service	24,000	140,010	844,081
Net sales	1,059,442	512,427	6,539,987

Costs and expenses
Product costs	803,534	294,842	4,601,191
Research & development	1,074,952	1,194,388	24,885,808
Selling, general & administrative	1,033,538	945,761	26,334,953
Interest expense - related party	-	-	2,337,986
Impairment of assets	-	-	1,753,278
Derivative revaluations	508,669	(568,432)	(879,349)
Mega C Trust share augmentation	-	-	400,000
Interest & other income	923	3,478	(539,371)
Loss before income taxes	(2,362,174)	(1,357,610)	(52,354,509)

Income taxes	-	-	4,300
Accumulated deficit	(2,362,174)	(1,357,610)	(52,358,809)

Less preferred stock dividends and beneficial conversion feature	-	-	(17,693,369)
Net loss applicable to common shareholders	$(2,362,174)	$(1,357,610)	$(70,052,178)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(2.45)

Weighted average common shares outstanding	85,453,302	79,699,749	28,641,507

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Inception
	March 31,		9/18/2003 to
	2011	2010	3/31/2011

Cash Flows from Operating Activities
Accumulated deficit	$(2,362,174)	$(1,357,610)	$(52,358,809)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	209,544	124,896	1,867,005
Interest expense	-	-	1,970,251
Impairment of assets	-	-	1,753,279
Derivative revaluations	508,669	(568,432)	(879,349)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	129,248	92,779	5,911,715

Changes in operating assets & liabilities
Accounts receivable	(652,006)	(114,702)	(880,797)
Other receivables	3,034	108,650	(119,979)
Prepaid expenses	20,357	(58,536)	(59,115)
Inventory, net	(768,315)	(253,922)	(2,196,874)
Accounts payable	1,067,442	131,881	3,652,107
Other current liabilities	28,794	59,839	275,730
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(57,620)	(33,154)	1,415,083

Net cash used by operating activities	(1,873,027)	(1,868,311)	(39,071,334)

Cash Flows from Investing Activities
Other receivables	3,000	8,523	(1,279,016)
Purchases of property & equipment	(970,858)	(237,578)	(9,725,398)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	(967,858)	(229,055)	(11,172,302)

Cash Flows from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Repayment of notes payable	(25,967)	(25,198)	623,330
Net proceeds from sale of common stock	-	-	45,171,365
Net proceeds from exercise of warrants	-	57,000	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash provided by financing activities	(25,967)	31,802	60,727,100

Net change in cash and cash equivalents	(2,866,852)	(2,065,564)	10,483,464
Effect of exchange rate on cash	-	(155)	(20,307)
Cash and cash equivalents - beginning	13,330,009	23,279,466	-
Cash and cash equivalents - ending	$10,463,157	$21,213,747	$10,463,157

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.	Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on the consolidated financial statements.

3.	Inventory

Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Elements of costs include materials, labor, and overhead.

	March 31, 2011	December 31, 2010
Raw materials	$1,339,902	$1,053,825
Work in process	1,052,850	470,219
Finished goods	38,115	123,516
Inventory reserves	(233,992)	(219,000)
	$2,196,875	$1,428,560

Inventories are assessed based on the estimated net realizable value and carrying value reduced for components that are obsolete or in excess of our forecasted usage.  The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements.  The carrying value of inventory is also reviewed and compared to the estimated selling price less costs to sell and adjust accordingly. Reductions to the carrying value of inventories are recorded in product costs. If future demand for our products is less favorable than our forecasts, inventories may need to be reduced, which would result in additional expense.

4.	Warrants

The following table provides summary information on warrants outstanding as of March 31, 2011:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2010	12,973,820	$ 1.18	2.2
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	(397,750)	6.00	-
Warrants outstanding at March 31, 2011	12,576,070	$ 1.02	2.0

As of March 31, 2011, 1,085,714 warrants were classified as derivative liabilities. Each reporting period, the warrants are revalued and adjusted through the caption “derivative revaluation” on the statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.	Equity Compensation

The Company adopted ASC 718 “Compensation – Stock Compensation” whereby employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”.  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached, or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

The Company has adopted an incentive stock option plan covering an aggregate of 2,000,000 shares of common stock that authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The Company has also adopted an outside directors’ stock option plan covering an aggregate of 1,000,000 shares of common stock which provides that each eligible director will automatically be granted an option to purchase shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his term in office. The board of directors also adopted an officers and employees non-qualified stock options plan that has not been approved by the shareholders, covering an aggregate of 2,000,000 shares of common stock.

During the three months ended March 31, 2011, the Company granted a total of 75,024 stock options:

On March 14, 2011, an employee was granted an option to purchase 75,024 shares of our common stock at an exercise price of $1.50 per share. 10,000 of these options vested in March 2011; 2,032 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $33,696, utilizing the Black-Scholes-Merton model with $9,360 of compensation expense expected to be recorded in 2011.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table for the quarter ended March 31, 2011.

Risk-free interest rate	1.4%
Dividend yield	$-
Expected volatility	57.7%
Expected term (in years)	5.8

The compensation expense that charged against income for options was $121,541for the three months ended March 31, 2011. The impact of this expense was to increase basic and diluted loss per share by $.001 for the three months ended March 31, 2011.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the three months ended March 31, 2011, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

The following table provides summary information on all outstanding options based on grant date as of March 31, 2011:

		2011
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,578,520	$1.97	$0.70	4.7
Granted	75,024	1.50	0.20
Exercised	-	-	-
Forfeited or lapsed	(65,024)	1.50	0.20
Options outstanding at March 31, 2011	3,588,520	$1.97	$0.70	4.5	$36,531
Options exercisable at March 31, 2011	1,819,410	$2.34	$0.88	3.3	$3,220

The weighted-average grant date fair value of options granted during the three months ended March 31, 2010 was $0.20. There were no options exercised during the three months ended March 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summary information on all non-vested stock options as of March 31, 2011:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2010	1,917,610	$0.52
Options granted	75,024	0.20
Options forfeited or lapsed	(65,024)	0.20
Options vested	(158,500)	0.50
Options subject to future vesting at March 31, 2011	1,769,110	$0.53

As of March 31, 2011, there was $725,210 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize the cost over a weighted average period of 1.1 years. The total fair value of options which vested during the three months ended March 31, 2011 was $79,013 ($27,634 during the three months ended March 31, 2010).

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

If the Company had generated earnings during the three months ended March 31, 2011, the Company would have added 1,640,318 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the three months ended March 31, 2010, the Company would have added 9,746,803 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.	Comprehensive Income and Significant Non-Cash Transactions

ASC 220 “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended March 31, 2011 and 2010 are as follows:

	2011	2010
Net loss applicable to common shareholders	$(2,362,174)	$(1,357,610)
Foreign currency translation adjustment	-	(155)
Comprehensive loss	$(2,362,174)	$(1,357,765)

There were no non-cash investing and financing transactions during the year-to-date periods ended March 31, 2011 and 2010.

8.	Commitments and Contingencies

There is no change to the commitments and contingencies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

9.	Subsequent Events

On April 6, 2011, the Bankruptcy Court has entered an order dismissing the adversary proceeding entitled Taylor v. Axion et al. The Bankruptcy Court has closed that adversary proceeding and so noted the closure on its docket.

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

 Since inception, we have received $60.7 million in cash generated from financing activities of which $50.2 million was used to fund research and development activities, capital expenditures, infrastructure and working capital.

During 2011, we have continued to make improvements to our production processes including capital acquisitions and enhancement of quality control systems. Our new robotic electrode manufacturing line was delivered in March and will be commissioned in the second quarter. Manufacturing activity for 2011 has consisted of continued production of PbC prototype and test batteries, as well as manufacturing traditional batteries pursuant to sales orders. Manufacturing traditional batteries enables us to train factory personnel, test systems and make production and quality improvements that we believe will ultimately benefit future PbC battery production. Additionally, some of the proceeds from the December 2009 private placement are being used to complete our robotic electrode production line and add the proper automated quality control processes. The basic components of this line will then be duplicated and improved as additional robotic electrode production lines are added to allow us to achieve meaningful commercialization levels. We will also use the proceeds from sales of our prototype batteries to help fund our ongoing operations including working capital.

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

The single most significant financial metric for us is the adequacy of working capital. Working capital is necessary to fund our capital expenditures, infrastructure and processes required to progress from demonstration projects to commercial deployment of our proprietary product. We believe we can maintain our current level of operations, R&D activities, production levels and required capital expenditures through the first quarter of 2012 without further external capital infusions.

We believe we need to continue to characterize and perfect our products in house and through a limited number of demonstration projects before moving into full commercial production. While the results of this work are moving toward that goal, we cannot provide assurance that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our technology.

We must devise methodologies to manufacture carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercially produce our product.

Financing Activities

There is no change to the financing activities disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

Our automated robotic line was shipped to us in March 2011 and has been assembled, aligned and each individual station has been commissioned. We are now utilizing the line to manufacture product. We have run product from end to end as we work on improving dwell times to achieve the design number of seconds per station.

Our work with Norfolk Southern (NS) on the hybrid locomotive continues and we have received a purchase order from NS for our proprietary PbC® batteries in amounts sufficient to enable NS to platform test our product and the battery management system in large string configurations. At the same time, under a service contract with NS, we are performing duplicate hybrid locomotive battery testing, of our PbC product and our battery management system, at our New Castle facilities.

Our work also continues on our PbC solution for the emerging hybrid vehicle market. Testing continues with European OEM’s. In the United States we recently received notification from the Department of Energy that our proposal, under the Vehicles Technology Program DE-FOA-0000239, had passed the first round of criteria testing and had advanced to the final round of review. Our proposal was jointly submitted with a “top three” US vehicle manufacturer and the grant, if awarded, will extend for a three year period. Preliminary correspondence indicates a decision on awards will be made by July 1, 2011.

We have finished assembling our onsite PowerCube™ and have begun testing on the first of the four 160 battery strings. Our proprietary battery management system is also undergoing full testing in that first configuration. As we have previously indicated, the onsite PowerCube will allow us to test our product in numerous grid applications including backup power, power quality, load leveling and potential arbitrage utilization. We will also be able to test large strings of batteries for other applications such as the hybrid locomotive, distributed power and the oil rig.

 We announced on March 8, 2011, that we had received a series of orders for the production and immediate delivery of flooded lead-acid batteries. The batteries will be branded by the purchaser, and will not carry an Axion Power identification label. Axion anticipates weekly shipments of these batteries in 2011 with a total minimum purchase price of $3.5 million dollars and a potential maximum purchase price of $8 million dollars. The maximum number is based on the purchaser's forecast, which was projected from their historical data. The flooded lead-acid batteries will be built by Axion Power, with the purchaser carrying the cost of inventory and providing the raw materials required. The battery order is well suited to production on the newly renovated, and currently under-utilized, manufacturing lines at our Clover Lane facility in New Castle, PA. These battery types have been produced on the manufacturing lines at New Castle for decades and we are now shipping three qualified battery types. Production and shipment of these batteries has continued to ramp up and will impact our revenue and margins in the second quarter of 2011.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

•	Our primary activity in our current development stage consists of R&D efforts for advanced battery applications and the manufacture of PbC carbon electrode devices.

•
Net sales are derived from the sale of lead acid batteries to specialty collector and racing cars; sales of AGM batteries, and flooded batteries; and from the sale of product and services related to advanced battery applications, for our PbC technology.

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

•	Selling, general and administrative expenses include employee compensation, selling and marketing expense, legal, auditing and other costs associated with being a public company.

Statements of Operations

Summarized selected financial data for the three months ended March 31, 2011 and 2010:

	2011	2010	Change
Product sales	$1,035,442	$372,417	$663,025
Service sales	24,000	140,010	(116,010)
Total sales	1,059,442	512,427	547,015
Product costs	803,534	294,842	508,692
Research & development expenses	1,074,952	1,194,388	(119,436)
Selling, general & administrative expenses	1,033,538	945,761	87,777
Derivative revaluations	508,669	(568,432)	1,077,101
Loss before income taxes	(2,362,174)	(1,357,610)	(1,004,564)

Reconciliation of net loss to EBITDA
	2011	2010	Change
GAAP loss before income taxes	$(2,362,174)	$(1,357,610)	$(1,004,564)
Plus: Interest expense	923	3,478	(2,555)
Depreciation	209,544	124,896	84,648
Share based compensation	129,248	92,779	36,469
Derivative revaluations	508,669	(568,432)	1,077,101
EBITDA (1)	$(1,513,790)	$(1,704,889)	$191,099

(1)
EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Results for the three months ended March 31, 2011 compared with March 31, 2010

Product Sales

Product sales for the three months ended March 31, 2011 were $1.0 million compared to $0.4 million in 2010. We have one customer that accounted for approximately 70% of product sales for the three month period in 2011 and two customers which accounted for approximately 30% of the product sales generated for the three month period in 2010. The increase in product net sales is due to a series of orders for the production and immediate delivery of flooded lead-acid batteries with the purchaser carrying the cost of inventory and providing the raw materials required for production.

Service Sales

Service sales for the three months ended March 31, 2011 were less than $0.1 million compared to $0.1 million in 2010. We have one customer that accounted for 100% of service sales recorded for the three month period in 2011 and one customer that accounted for 100% of the service sales generated for the three month period in 2010.

Product Costs

Product costs for the three months ended March 31, 2011 were $0.8 million compared to $0.3 million in 2010. The increase in product costs resulted from increases in product net sales.

Research & Development Expenses

Research and development expenses for the three months ended March 31, 2011 were $1.1 million compared to $1.2 million in 2010.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months ended March 31, 2011 were $1.0 million compared to $0.9 million in 2010.

Derivative Revaluation

Losses from derivative revaluation for the three months ended March 31, 2011 were $0.5 million compared to a gain of $0.6 million in 2010. A loss from derivative revaluation results from an increase in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled. These derivative losses or gains are non-cash.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception through March 31, 2011, we have generated insignificant revenue from operations. The receipt of $24.9 million in proceeds from our December 2009 equity private placement provided the financial resources to fund our operations, working capital and capital expenditures in 2010. We believe that the currently available funds at March 31, 2011, along with internally generated funds, will provide sufficient financial resources for ongoing operations, working capital and capital expenditures through the first quarter of 2012. Unless we are able to engage in commercial production of our propriety PbC technology and products in the near term or obtain major government grants, we will require further financing to fund our growth.

Pursuant to the preliminary Schedule 14A filed with the Commission on April 21st, 2011, it is the Company's intent to seek shareholder approval to increase the number of authorized shares of Common Stock from 125 million to 200 million. Among other things, if necessary, the Company plans to use a portion of these shares should it be necessary to raise additional capital to fund growth and strategic investments including the following:

1.	For ongoing R&D activities to maintain the Company’s technical advantage.

2.	For planned PbC demonstration projects in our identified market applications (hybrid vehicle, hybrid locomotive and stored energy systems, including various PowerCube applications).

3.	To build a modest sales and marketing function to implement the Company’s near and long term platform technology business model.

4.	To build a recognizable brand to increase awareness of the Company’s PbC product and to effectively penetrate the mass market with that product.

5.
To continue refinement of the Company’s manufacturing processes; the next generation of our new robotic negative electrode assembly line; and to continue to improve the machinery and equipment in our existing facilities in order to meet the quality requirements for commercialization of our PbC battery.

6.	To invest in the next stage business information system to facilitate efficient and effective execution of supply chain business processes with our business partners.

7.	To provide working capital and operating expenses to fund implementation of the Company’s business model on an interim basis until our full commercialization phase is fully underway.

Cash, Cash Equivalents and Working Capital

At March 31, 2011 working capital was $11.4 million compared to working capital of $13.9 million at December 31, 2010. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

Cash Flows from Operating Activities

Net cash used in operations for the three months ended March 31, 2011 and 2010 was $1.9 million. Our negative cash flow is consistent with the development stage of our business.

Cash Flows used by Investing Activities

Net cash used by investing activities for the three months ended March 31, 2011 was $1.0 million compared to net cash used by investing activities of $0.2 million for the same period in 2010. Investing activities resulted from the purchase of machinery and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities for the three months ended March 31, 2011 and 2010 was less than $0.1 million.

Financing Activities

There is no change to the financing activities disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010. During 2011, there were no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2010.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows. The following sets forth the only material change in litigation disclosure from the disclosure set forth in Item 3 of our Form 10-K filed for the year ended December 31, 2010.

Taylor Litigation and Bankruptcy Court Litigation

On April 6, 2011, the Bankruptcy Court has entered an order dismissing the adversary proceeding entitled Taylor v. Axion et al. The Bankruptcy Court has closed that adversary proceeding and so noted the closure on its docket.

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.                     EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Principal Executive Officer
Dated: May 16, 2011

/s/ Charles R. Trego
Charles R. Trego, Principal Financial Officer and
Principal Accounting Officer Dated: May 16, 2011