Form 10-Q
period 2011-06-30
Axion Power International, Inc.
filed 2011-08-15
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at July 29, 2011
Common Stock, $0.0001 par value	85,503,302

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$7,124,791	$13,330,009
Accounts receivable	2,571,796	221,922
Other receivables	291,865	144,973
Prepaid expenses	203,539	82,060
Inventory, net	3,040,163	1,428,560
Total current assets	13,232,154	15,207,524

Property & equipment, net	8,080,053	6,738,575
Other receivables	59,000	65,000
TOTAL ASSETS	$21,371,207	$22,011,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,562,236	$930,021
Other current liabilities	350,527	225,804
Notes payable	104,777	101,684
Total current liabilities	4,017,540	1,257,509

Deferred revenue	1,480,662	1,385,185
Derivative liabilities	263,482	254,461
Notes payable	492,393	547,612
Total liabilities	6,254,077	3,444,767

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized	-	-

Common stock-125,000,000 shares authorized $0.0001 par value 85,503,302 shares issued & outstanding (85,453,302 in 2010)	8,550	8,545
Additional paid in capital	86,740,374	86,499,416
Deficit accumulated during development stage	(71,380,151)	(67,690,004)
Cumulative foreign currency translation adjustment	(251,643)	(251,625)
Total stockholders' equity	15,117,130	18,566,332

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$21,371,207	$22,011,099

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		9/18/2003 to
	2011	2010	2011	2010	6/30/2011
Product	$1,699,371	$455,045	$2,734,813	$827,462	$7,395,277
Service	387,645	17,367	411,645	157,377	1,231,726
Net sales	2,087,016	472,412	3,146,458	984,839	8,627,003

Costs and expenses
Product costs	1,557,435	240,436	2,360,969	535,278	6,158,626
Research & development	1,194,810	1,391,721	2,269,762	2,586,109	26,080,618
Selling, general & administrative	1,161,628	1,275,271	2,195,166	2,221,032	27,496,581
Interest expense - related party	-	-	-	-	2,337,986
Impairment of assets	-	-	-	-	1,753,278
Derivative revaluations	(499,648)	(496,411)	9,021	(1,064,843)	(1,378,997)
Mega C Trust share augmentation	-	-	-	-	400,000
Interest & other income	764	5,000	1,687	8,478	(538,607)
Loss before income taxes	(1,327,973)	(1,943,605)	(3,690,147)	(3,301,215)	(53,682,482)

Income taxes	-	-	-	-	4,300
Accumulated deficit	(1,327,973)	(1,943,605)	(3,690,147)	(3,301,215)	(53,686,782)

Less preferred stock dividends and beneficial conversion feature	-	-	-	-	(17,693,369)
Net loss applicable to common shareholders	$(1,327,973)	$(1,943,605)	$(3,690,147)	$(3,301,215)	$(71,380,151)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)	$(2.34)

Weighted average common shares outstanding	85,461,544	84,732,423	85,457,446	82,229,988	30,462,149

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Six Months Ended		Inception
	June 30,		9/18/2003 to
	2011	2010	6/30/2011

Cash Flows from Operating Activities
Accumulated deficit	$(3,690,147)	$(3,301,215)	$(53,686,782)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	444,101	263,423	2,101,562
Interest expense	-	-	1,970,251
Impairment of assets	-	-	1,753,279
Derivative revaluations	9,021	(1,064,843)	(1,378,997)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	240,963	229,927	6,023,430

Changes in operating assets & liabilities
Accounts receivable	(2,349,874)	(68,432)	(2,578,665)
Other receivables	(146,892)	(165,245)	(269,905)
Prepaid expenses	(121,479)	(208,871)	(200,951)
Inventory, net	(1,611,603)	(248,707)	(3,040,162)
Accounts payable	2,632,215	137,298	5,216,880
Other current liabilities	124,723	432,296	371,659
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	95,477	168,161	1,568,180

Net cash used by operating activities	(4,373,495)	(3,826,208)	(41,571,802)

Cash Flows from Investing Activities
Other receivables	6,000	(36,399)	(1,276,016)
Purchases of property & equipment	(1,785,579)	(1,122,875)	(10,540,119)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(1,779,579)	(1,159,274)	(11,984,023)

Cash Flows from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Net proceeds from notes payable	(52,126)	(50,566)	597,171
Net proceeds from sale of common stock	-	(55,894)	45,171,365
Net proceeds from exercise of warrants	-	114,000	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash (used)provided by financing activities	(52,126)	7,540	60,700,941

Net change in cash and cash equivalents	(6,205,200)	(4,977,942)	7,145,116
Effect of exchange rate on cash	(18)	376	(20,325)
Cash and cash equivalents - beginning	13,330,009	23,279,466	-
Cash and cash equivalents - ending	$7,124,791	$18,301,900	$7,124,791

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Recent Accounting Pronouncements

In June 2011, the FASB issued guidance related to the presentation of comprehensive income in the financial statements.  The new accounting guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Under the new guidance, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of this standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

3.	Inventory

Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Summary of costs include materials, labor, and overhead, and are as follows:

	June 30, 2011	December 31,2010
Raw materials	$1,475,106	$1,053,825
Work in process	1,300,441	470,219
Finished goods	522,073	123,516
Inventory reserves	(257,457)	(219,000)
	$3,040,163	$1,428,560

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.	Derivative liabilities

The Company has issued certain warrants which contain conventional anti-dilution provisions and down round protection for adjustment of the exercise price should the Company issue additional shares of common stock or securities convertible into common stock (subject to certain specified exclusions) at a price less than the current exercise price of these outstanding warrants. On December 31, 2010, 1,085,714 warrants were classified as derivative liabilities consistent with the provisions of ASC 815-40.

Using the Black-Scholes-Merton stock option valuation model, the increase in the fair value of the Company’s remaining 1,085,714 derivative liabilities was primarily driven by the increase in stock price from $0.57 per share on December 31, 2010 to $0.64 per share on June 30, 2011, yielding a gain of $9,021 for the six months ended June 30, 2011.

The assumptions noted in the following table were used for the derivative revaluations on June 30, 2011:
Risk-free interest rate	0.45%
Dividend yield	$-
Expected volatility	65.78%
Expected term (in years)	1.77

5.	Warrants

The following table provides summary information on warrants outstanding as of June 30, 2011:

		Weighted average	Weighted average remaining
	Shares	exercise price	contract term (years)
Warrants outstanding at December 31, 2010	12,973,820	$1.18	2.2
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	(397,750)	6.00	-
Warrants outstanding at June 30, 2011	12,576,070	$1.02	1.7

6.	Equity Compensation

The Company adopted ASC 718 “Compensation – Stock Compensation” whereby employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards.The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”.  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached, or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

The Company has adopted an outside directors’ stock option plan covering an aggregate of 1,000,000 shares of common stock which provides that each eligible director will automatically be granted an option to purchase shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his term in office.  The board of directors also adopted an officers and employees non-qualified stock options plan that has not been approved by the shareholders, covering an aggregate of 2,000,000 shares of common stock.

On March 14, 2011, an employee was granted an option to purchase 75,024 shares of our common stock at an exercise price of $1.50 per share.  10,000 of these options vested in March 2011; 2,032 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $33,408, utilizing the Black-Scholes-Merton model with $9,280 of compensation expense in 2011.During the six months ended June 30, 2011, the Company granted a total of 75,024 stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table for the six months ended June 30, 2011:

Risk-free interest rate	2.0%
Dividend yield	$-
Expected volatility	57.7%
Expected term (in years)	5.8

The compensation expense for options was $226,862 for the six months ended June 30, 2011. The impact of this expense was to increase basic and diluted loss per share by $.003 for the six months ended June 30, 2011.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the six months ended June 30, 2011, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

The following table provides summary information on all outstanding options based on grant date as of June 30, 2011:
		2011
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,578,520	$1.97	$0.70	4.7	$-
Granted	75,024	1.50	0.20
Exercised	-	-	-
Forfeited or lapsed	(210,024)	2.18	0.69
Options outstanding at June 30, 2011	3,443,520	1.95	0.69	4.3	-
Options exercisable at June 30, 2011	2,133,518	$2.23	$0.83	3.4	$-

The weighted-average grant date fair value of options granted during the six months ended June 30, 2010 was $0.20. There were no options exercised during the six months ended June 30, 2010.

The following table provides summary information on all non-vested stock options as of June 30, 2011:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2010	1,917,610	$0.52
Options granted	75,024	0.20
Options forfeited or lapsed	(96,024)	0.21
Options vested	(586,608)	0.64
Options subject to future vesting at June 30, 2011	1,310,002	$0.48

As of June 30, 2011, there was $614,797 of unrecognized compensation expense related to non-vested options granted under the plans. The Company expects to recognize the compensation expense over a weighted average period of 1.1 years. The total fair value of options which vested during the six months ended June 30, 2011 and June 30, 2010 was $373,031 and $297,014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

If the Company had generated earnings during the six months ended June 30, 2011, the Company would have added 1,346,054 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the six months ended June 30, 2010, the Company would have added 5,142,137 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

8.	Comprehensive Income and Significant Non-Cash Transactions

ASC 220 “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended June 30, 2011 and 2010 are as follows:

	2011	2010
Net loss applicable to common shareholders	$(3,690,147)	$(3,301,215)
Foreign currency translation adjustment	(18)	376
Comprehensive loss	$(3,690,165)	$(3,300,839)

There were no non-cash investing and financing transactions during the year-to-date periods ended June 30, 2011 and 2010.

9.	Commitments and Contingencies

There is no change to the commitments and contingencies disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

10.	Subsequent Events

On July 22, 2011, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of its Common Stock from 125 million to 200 million, which amendment was approved by both its Board of Directors and its shareholders, as required by Delaware law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception we have been engaged in research and development of new technology to manufacture carbon electrode assemblies for our lead-acid-carbon energy storage devices that we refer to as our PbC® devices.

 Since inception, we have received $60.7 million in cash generated from financing activities of which $53.6 million was used to fund research and development activities, capital expenditures, infrastructure and working capital.

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

The single most significant financial metric for us is the adequacy of working capital. Working capital is necessary to fund our capital expenditures, infrastructure and processes required to progress from demonstration projects to commercial deployment of our proprietary carbon electrode assemblies for our PbC® devices.

We believe we need to continue to characterize and perfect our products in house and through a limited number of demonstration projects before moving into full commercial production. While the results of this work are moving toward that goal, we cannot provide assurances that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our technology.

We must devise methodologies to manufacture carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal and are adding to it as we go forward, there is no assurance that we will be able to successfully commercially produce our product.

Financing Activities

There is no change to the financing activities disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

Results of Operations

During 2011, we have continued to invest some of the proceeds of our December 2009 equity financing to make improvements to our production processes, upgrade our production equipment, enhance our quality control systems, and complete our robotic electrode manufacturing line. We are also using the proceeds from sales of our lead acid batteries to fund our ongoing operations including working capital.

Our robotic electrode manufacturing line delivered in March 2011 has undergone full alignment in our Green Ridge Road Facility in New Castle, PA. The line is capable of running end to end and we are currently working on improving individual dwell times to match our contract specifications. The basic components of this line will be improved and then duplicated as additional robotic electrode production lines are added to allow us to achieve commercialization levels.

Manufacturing activity for 2011 has consisted of continued production of PbC® prototype and test batteries, as well as manufacturing traditional batteries pursuant to sales orders. In addition to providing cash flow, manufacturing traditional batteries enables us to train factory personnel, test systems, and make production and quality improvements that we believe will ultimately benefit future PbC® battery production.

Our work with Norfolk Southern (“NS”) on the hybrid locomotive continues and we received and fulfilled a purchase order from NS for our proprietary PbC® batteries in amounts sufficient to enable NS to platform test our product and the battery management system in large string configurations. At the same time, under a service contract with NS, we are performing duplicate hybrid locomotive battery testing, of our PbC® product and our battery management system, at our facilities.

Work also continues on our PbC® solution for the emerging hybrid vehicle market, and testing continues with European OEM’s. In the United States we recently received notification from the Department of Energy(“DOE”) that our proposal, under the Vehicles Technology Program DE-FOA-0000239, had passed the first round of criteria testing and had advanced to the final round of review. Our proposal was jointly submitted with a “top three” US vehicle manufacturer and the grant, if awarded, will extend for a three year period. The DOE announced on June 27, 2011 that the evaluation process is taking longer than first anticipated and that a formal announcement of selections will not occur  before August 15, 2011 timeframe.

We have finished assembling our onsite PowerCube™ and we are testing all four of the 160 battery strings. Our proprietary battery management system is also undergoing testing for the PowerCube™ configuration. As we have previously indicated, the onsite PowerCube™ will allow us to test our product in numerous grid applications including dispatchable power, backup power, power quality, load leveling and potential arbitrage utilization. We will also be able to test large strings of batteries for other applications such as the hybrid locomotive, distributed power and the oil rig.

We announced on March 8, 2011, that we had received a series of orders for the production and immediate delivery of flooded lead-acid batteries. The batteries will be branded by the purchaser, and will not carry an Axion Power identification label. Axion anticipates the continuation of weekly shipments of these batteries throughout 2011 with a total minimum purchase price in excess of $3.5 million dollars and a potential maximum purchase price of $8 million dollars. The maximum number is based on the purchaser's forecast, which was projected from their historical data. The flooded lead-acid batteries will be built by Axion Power, with the purchaser carrying the cost of inventory and providing the raw materials required. The battery order is well suited to production on the newly renovated, and currently under-utilized, manufacturing lines at our Clover Lane facility in New Castle, PA. These battery types have been produced on the manufacturing lines at New Castle for decades and we are now shipping three qualified battery types. Production and shipment of these batteries has continued to ramp up and will impact our revenue and margins in 2011.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

•
Net sales are derived from the sale of lead acid batteries for specialty collector and racing cars; sales of AGM batteries; sales of flooded batteries; and from sales of product and services related to advanced battery applications for our PbC® technology.

•
Product costs include raw materials, components, labor, and allocated manufacturing overhead required expenses to produce batteries sold to customers. Manufacturing overhead expenses not assigned to product sales are included in Research & Development expenses.  Product costs also include provisions for inventory valuation and obsolescence reserves. Due to the development stage of our business, current product costs may not be indicative of the future costs to produce batteries.

•
Research & development (“R&D”) includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included in R&D are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales and the reimbursement of R&D related to government grants.

•	Selling, general and administrative expenses include employee compensation, selling and marketing expense, legal, auditing and other costs associated with being a public company.

Statements of Operations

The following represents summarized selected financial data for the six months ended June 30, 2011 and 2010:

	2011	2010	Change
Product sales	$2,734,813	$827,462	$1,907,351
Service sales	411,645	157,377	254,268
Total sales	3,146,458	984,839	2,161,619
Product costs	2,360,969	535,278	1,825,691
Research & development expenses	2,269,762	2,586,109	(316,347)
Selling, general & administrative expenses	2,195,166	2,221,032	(25,866)
Derivative revaluations	9,021	(1,064,843)	1,073,864
Loss before income taxes	(3,690,147)	(3,301,215)	(388,932)

Reconciliation of net loss to EBITDA
	2011	2010	Change
GAAP loss before income taxes	$(3,690,147)	$(3,301,215)	$(388,932)
Plus: Interest expense	1,687	8,478	(6,791)
Depreciation	444,101	263,423	180,678
Share based compensation	240,963	229,927	11,036
Derivative revaluations	9,021	(1,064,843)	1,073,864
EBITDA (1)	$(2,994,375)	$(3,864,230)	$869,855

(1)
EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, amortization, share based compensation, and derivative revaluations. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Results for the three months and six months ended June 30, 2011 compared with June 30, 2010

Product Sales

Product sales for the three months ended June 30, 2011 were $1.7 million compared to $0.5 million for the same period in 2010. Net product sales for the six months ended June 30, 2011 were $2.7 million compared to $0.8 million for the same period in 2010.  We have one customer that accounted for approximately 78% and 75% of product sales for the three and six month periods ended June 30, 2011, respectively, and two customers that accounted for approximately 40% and 30% of product sales for the three and six month periods ended June 30, 2010, respectively. The increase in net product sales in 2011 compared to 2010 is due to a series of orders for the production and immediate delivery of specialty flooded lead acid batteries with the purchaser carrying the cost of inventory and providing the raw materials required for production.

Service Sales

Service sales for the three months ended June 30, 2011 were $0.4 million compared to less than $0.1 million for the same period in 2010.  Service sales for the six months ended June 30, 2011 were $0.4 million compared to $0.1 million for the same period in 2010.

Product Costs

Product costs for the three months ended June 30, 2011 were $1.6 million compared to $0.2 million for the same period in 2010.  Product costs for the six months ended June 30, 2011 were $2.4 million compared to $0.5 million for the same period in 2010. The increase in product costs resulted primarily from increases in net product sales.

Research & Development Expenses

Research and development expenses (“R&D”) for the three months ended June 30, 2011 were $1.2 million compared to $1.4 million for the same period in 2010.  Research and development expenses for the six months ended June 30, 2011 were $2.3 million compared to $2.6 million for the same period in 2010.

R&D for the three months ended June 30, 2011 were reduced by $0.6 million because of a decrease in unallocated manufacturing expenses due to an increase in product shipments compared to $0.1 million for the same period in 2010 and $0.4 million related to an increase in government grants that are for reimbursements of cost of revenues and capital expenditures compared to $0.1 million for the same period in 2010.  Excluding the changes in unallocated manufacturing overhead and government grants, R&D expenses for the three months ended June 30, 2011 were $2.2 million compared to $1.6 million for the same period in 2010 with the change due primarily to increases in labor expenses.

R&D for the six months ended June 30, 2011 were reduced by $1.0 million because of a decrease in unallocated manufacturing expenses due to an increase in product shipments compared to $0.1 million for the same period in 2010 and $0.6 million related to an increase in government grants that are for reimbursements of cost of revenues and capital expenditures compared to $0.2 million for the same period in 2010.  Excluding the changes in unallocated manufacturing overhead and government grants, R&D expenses for the six months ended June 30, 2011 were $3.9 million compared to $3.0 million for the same period in 2010 with the change due primarily to increases in labor expenses.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months ended June 30, 2011 were $1.2 million compared to $1.3 million for the same period in 2010.  Selling, general & administrative expenses for the six months ended June 30, 2011 and 2010 were $2.2 million.

Derivative Revaluation

Gains from derivative revaluation for the three months ended June 30, 2011 and 2010 were $0.5 million. Losses from derivative revaluation for the six months ended June 30, 2011 were less than $0.1 million compared to a gain of $1.1 million for the same period in 2010.  A loss from derivative revaluation results from an increase in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.  These derivative losses or gains are non-cash items on our Statement of Operations.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash generated from issuances of our equity or debt securities. From inception through June 30, 2011, we have generated insignificant revenue from operations. The receipt of $24.9 million in proceeds from our December 2009 equity private placement provided the financial resources to fund our operations, working capital and capital expenditures in 2010. We believe that the currently available funds at June 30, 2011, along with internally generated funds, will provide sufficient financial resources for ongoing operations, working capital and capital expenditures through the second quarter of 2012.

We will require further financing to fund our transition from our current developmental stage to commercialization. The need to secure additional capital to fund continued operations past the second quarter of 2012 is the result of various factors.When we raised funds in December 2009, we anticipated a significant funding award from the Department of Energy based on their August 2009 announcement listing us as a grant awardee. Unfortunately we never received that award, nor have we as of yet received an award for the second year of our ONR grant from the Department of Defense. In addition, although we have made very significant progress with our PbC® technology, the adoption process, and the general path to commercial viability, has been longer than we originally anticipated. In addition, we will need working capital to fund our anticipated continued growth of sales in traditional batteries and PbC products.

Because of the above, and because of other potential strategic investments and opportunities, with the advice and consent of our Board of Directors, we have initiated several actions to provide us with funding flexibility as we move to meet our business goals.

On July 22, 2011, subsequent to shareholder approval at our annual meeting on July 20, 2011, we filed an amendment to our Certificate of Incorporation that increased our authorized shares of Common Stock from 125 million to 200 million. The increase in available common shares provides us flexibility in raising new funds.

The Company plans to use a portion of the increase in authorized common shares to raise additional capital to fund growth and strategic investments including the following:

1.	For ongoing R&D activities to maintain the Company’s technical advantage.
2.	For planned PbC® demonstration projects in our identified market applications (hybrid vehicle, hybrid locomotive and stored energy systems, including various PowerCube™ applications).
3.	To build a modest sales and marketing function to implement the Company’s near and long term platform technology business model.
4.	To build a recognizable brand to increase awareness of the Company’s PbC® product and to effectively penetrate the mass market with that product.
5.
For continued refinement of the Company’s manufacturing processes; for the next generation of our new robotic negative electrode assembly line; and to continue to improve the machinery and equipment in our existing facilities in order to meet the quality requirements for commercialization of our PbC® battery.

6.	To invest in the next stage business information system to facilitate efficient and effective execution of supply chain business processes with our business partners.
7.	To provide working capital and operating expenses to fund implementation of the Company’s business model on an interim basis until our full commercialization phase is fully underway.

On July 14, 2011, our shelf Registration Statement on Form S-3 was declared effective by the SEC, and we may be able to utilize this flexible vehicle as a tool in our fundraising efforts.With an effective S-3, the Company can file any combination of securities up to the maximum dollar amount of $28,000,000 in one or more financing transactions, thus the Company is afforded greater flexibility in its fund raising options.  To clarify, the mere fact that the Company has a shelf S-3 for “up to” $28,000,000 should not be construed as an indication of any intent to raise $28,000,000, as this number was determined by our Board of Directors to provide further flexibility.  In fact, our Board has currently authorized us to raise up to $18,000,000 of the $28,000,000 registered with the additional $10,000,000 of availability to be subject to further Board approval.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at June 30, 2011 totaled $7.1 million compared to $13.3 million at December 31, 2010. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

At June 30, 2011 working capital was $9.2 million compared to working capital of $13.9 million at December 31, 2010.  Excluding cash and cash equivalents at June 30, 2011 and December 31, 2010, working capital was $2.1 million and $0.6 million, respectively; an increase of $1.5 million of which $0.7 million related to the product sales for the purchase of flooded lead acid batteries by one customer.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2011was $4.4 million compared to $3.8 million in 2010.  Our negative cash flow is consistent with the development stage of our business.

 Cash Flows from Investing Activities

Net cash used by investing activities for the six months ended June 30, 2011 was $1.8 million compared to net cash used by investing activities of $1.2 million for the same period in 2010. Investing activities included the purchase of machinery and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities for the six months ended June 30, 2011 was less than $0.1 million.  Net cash provided by financing activities for the six months ended June 30, 2010 was less than $0.1 million.

Financing Activities

There is no change to the financing activities disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition.  Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010. During 2011, there were no modifications to our critical accounting policies as defined on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

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

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.  The following sets forth the only material change in litigation disclosure from the disclosure set forth in Item 3 of our Form 10-K and Form 10-K/A filed for the year ended December 31, 2010.

Taylor Litigation and Bankruptcy Court Litigation

On April 6, 2011, the Bankruptcy Court has entered an order dismissing the adversary proceeding entitled Taylor v. Axion et al. The Bankruptcy Court has closed that adversary proceeding and so noted the closure on its docket.

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

ITEM 6.	EXHIBITS

3.7	Amendment to the Certificate of Incorporation of the Company, dated July 22, 2011 (filed as Exhibit 3.7 to our Current Report on Form 8-K, filed with the SEC on July 22, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
(Principal Executive Officer)
Dated: August 15, 2011

/s/ Charles R. Trego

Charles R. Trego,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 15, 2011