Form 10-Q
period 2011-09-30
Axion Power International, Inc.
filed 2011-11-14
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at October 3, 2011
Common Stock, $0.0001 par value	85,516,139

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,974,960	$13,330,009
Accounts receivable	469,084	221,922
Other receivables	471,552	144,973
Prepaid expenses	185,963	82,060
Inventory, net	3,088,613	1,428,560
Total current assets	8,190,172	15,207,524

Property & equipment, net	8,561,490	6,738,575
Other receivables	56,000	65,000
TOTAL ASSETS	$16,807,662	$22,011,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$987,190	$930,021
Other current liabilities	234,244	225,804
Notes payable	104,776	101,684
Total current liabilities	1,326,210	1,257,509

Deferred revenue	1,625,742	1,385,185
Derivative liabilities	135,295	254,461
Notes payable	466,036	547,612
Total liabilities	3,553,283	3,444,767

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized	-	-

Common stock- 200,000,000 shares authorized $0.0001 par value 85,516,139 shares issued & outstanding (85,453,302 in 2010)	8,552	8,545
Additional paid in capital	86,850,918	86,499,416
Deficit accumulated during development stage	(73,353,447)	(67,690,004)
Cumulative foreign currency translation adjustment	(251,644)	(251,625)
Total stockholders' equity	13,254,379	18,566,332

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,807,662	$22,011,099

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
UNAUDITED

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		9/18/2003 to
	2011	2010	2011	2010	9/30/2011
Product	$2,097,413	$256,898	$4,832,226	$1,084,360	$9,492,690
Service	-	337,056	411,645	494,433	1,231,726
Net sales	2,097,413	593,954	5,243,871	1,578,793	10,724,416

Costs and expenses
Product costs	1,844,088	142,203	4,205,057	677,481	8,002,714
Research & development	1,329,783	1,175,945	3,599,545	3,762,054	27,410,401
Selling, general & administrative	1,020,352	63,518	3,215,518	2,284,550	28,516,933
Interest expense - related party	-	-	-	-	2,337,986
Impairment of assets	-	-	-	-	1,753,278
Derivative revaluations	(128,187)	(67,414)	(119,166)	(1,132,257)	(1,507,184)
Mega C Trust share augmentation	-	-	-	-	400,000
Interest & other income	4,673	2,706	6,360	11,184	(533,934)
Loss before income taxes	(1,973,296)	(723,004)	(5,663,443)	(4,024,219)	(55,655,778)

Income taxes	-	-	-	-	4,300
Accumulated deficit	(1,973,296)	(723,004)	(5,663,443)	(4,024,219)	(55,660,078)

Less preferred stock dividends and beneficial conversion feature	-	-	-	-	(17,693,369)
Net loss applicable to common shareholders	$(1,973,296)	$(723,004)	$(5,663,443)	$(4,024,219)	$(73,353,447)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.05)	$(2.28)

Weighted average common shares outstanding	85,511,255	85,050,137	85,475,579	83,180,368	32,189,474

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
UNAUDITED

	Nine Months Ended		Inception
	September 30,		9/18/2003 to
	2011	2010	9/30/2011

Cash Flows from Operating Activities
Accumulated deficit	$(5,663,443)	$(4,024,219)	$(55,660,078)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	710,850	448,690	2,368,311
Interest expense	-	-	1,970,251
Impairment of assets	-	-	1,753,278
Derivative revaluations	(119,166)	(1,132,257)	(1,507,184)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	351,509	293,507	6,133,976

Changes in operating assets & liabilities
Accounts receivable	(247,162)	(232,724)	(475,953)
Other receivables	(326,579)	(158,272)	(449,592)
Prepaid expenses	(103,903)	(3,885)	(183,375)
Inventory, net	(1,660,053)	(617,966)	(3,088,612)
Accounts payable	57,169	(126,570)	2,641,834
Other current liabilities	8,440	121,799	255,376
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	240,557	457,928	1,713,260

Net cash used by operating activities	(6,751,781)	(4,973,969)	(43,950,089)

Cash Flows from Investing Activities
Other receivables	9,000	(33,399)	(1,273,016)
Purchases of property & equipment	(2,533,765)	(2,158,982)	(11,288,305)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(2,524,765)	(2,192,381)	(12,729,209)

Cash Flows from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Net proceeds from notes payable	(78,484)	(76,166)	570,813
Net proceeds from sale of common stock	-	(55,894)	45,171,365
Net proceeds from exercise of warrants	-	302,266	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash (used) provided by financing activities	(78,484)	170,206	60,674,583

Net change in cash and cash equivalents	(9,355,030)	(6,996,144)	3,995,285
Effect of exchange rate on cash	(19)	387	(20,325)
Cash and cash equivalents – beginning	13,330,009	23,279,466	-
Cash and cash equivalents – ending	$3,974,960	$16,283,709	$3,974,960

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A Development Stage Company)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  At September 30, 2011 the Company’s working capital was $6.9 million. During the first nine months of 2011, the Company had revenue of $5.2 million and a net loss of $5.7 million.   The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond June 30, 2012, as those operations currently exist. Subsequent financings will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond June 30, 2012. No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further financing is available, upon what terms.  Failure to obtain such financings on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

3.	Recent Accounting Pronouncements

 In June 2011, the FASB issued Update No. 2011-05 related to the presentation of comprehensive income in the financial statements, which updates ASC Topic 220 “Comprehensive Income”.  The Update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Under the new guidance, the Company has the option to present the  total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued Update No. 2011-04 related to fair value measurements and disclosures in the financial statements, which updates ASC Topic 820 “Fair Value Measurement”.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.	Inventory

 Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Summary of costs include materials, labor and allocated manufacturing overhead and are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$1,574,156	$1,053,825
Work in process	1,493,869	470,219
Finished goods	262,076	123,516
Inventory reserves	(241,488)	(219,000)
	$3,088,613	$1,428,560

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

5.	Derivative liabilities

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

Using the Black-Scholes-Merton stock option valuation model, the decrease in the fair value of the Company’s remaining 1,085,714 derivative liabilities was primarily driven by the decrease in stock price from $0.57 per share on December 31, 2010 to  $0.53 per share on September 30, 2011, yielding a loss of $119,166  for the nine months ended September 30, 2011.

The assumptions noted in the following table were used for the derivative revaluations on September 30, 2011:
Risk-free interest rate	0.25%
Dividend yield	$-
Expected volatility	54.04%
Expected term (in years)	1.52

6.	Warrants

The following table provides summary information on warrants outstanding as of September 30, 2011:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2010	12,973,820	$1.18	2.2
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	(397,750)	6.00	-
Warrants outstanding at September 30, 2011	12,576,070	$1.02	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.	Equity Compensation

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

On March 14, 2011, an employee was granted an option to purchase 75,024 shares of our common stock at an exercise price of $1.50 per share.  In March 10,000 of these options vested; 2,032 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $33,408, utilizing the Black-Scholes-Merton model with $9,280 of compensation expense in 2011.

On July 5, 2011, an employee was granted an option to purchase 100,080 shares of our common stock at an exercise price of $1.50 per share.  In July 11,120 of these options vested; 2,780 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $35,028, utilizing the Black-Scholes-Merton model with $5,838 of compensation expense in 2011.  During the nine months ended September 30, 2011, the Company granted a total of 175,104 stock options.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table for the nine months ended September 30, 2011:

Risk-free interest rate	1.7%
Dividend yield	$-
Expected volatility	60.3%
Expected term (in years)	5.9

The compensation expense for options was $320,094 for the nine months ended September 30, 2011. The impact of this expense was to increase basic and diluted loss per share by $.004 for the nine months ended September 30, 2011.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the nine months ended September 30, 2011, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table provides summary information on all outstanding options based on grant date as of September 30, 2011:
		2011
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,578,520	$1.97	$0.70	4.7	$-
Granted	175,104	1.50	0.28
Exercised	-	-	-
Forfeited or lapsed	(220,024)	2.26	0.74
Options outstanding at September 30, 2011	3,533,600	1.93	0.68	4.2	-
Options exercisable at September 30, 2011	2,332,798	$2.17	$0.79	3.3	$-

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 was $0.28.   There were no options exercised during the nine months ended September 30, 2010.

The following table provides summary information on all non-vested stock options as of September 30, 2011:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2010	1,917,610	$0.52
Options granted	175,104	0.28
Options forfeited or lapsed	(96,024)	0.21
Options vested	(795,888)	0.59
Options subject to future vesting at September 30, 2011	1,200,802	$0.47

As of September 30, 2011, there was $649,825 of unrecognized compensation expense related to non-vested options granted under the plans. The Company expects to recognize the compensation expense over a weighted average period of 1.0 years. The total fair value of options which vested during the nine months ended September 30, 2011 and September 30, 2010 was $466,557 and $384,651, respectively.

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

If the Company had generated earnings during the nine months ended September 30, 2011, the Company would have added 467,167 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.  If the Company had generated earnings during the nine months ended September 30, 2010, the Company would have added 2,720,167 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.	Comprehensive Income and Significant Non-Cash Transactions

ASC 220 “Comprehensive Income” establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

The components of comprehensive loss for the year-to-date periods ended  September 30, 2011 and 2010 are as follows:
	2011	2010
Net loss applicable to common shareholders	$(5,663,443)	$	(4,024,219)
Foreign currency translation adjustment	(19)		387
Comprehensive loss	$(5,663,462)		$(4,023,832)

There were no non-cash investing and financing transactions during the year-to-date periods ended September 30, 2011 and 2010.

10.	Commitments and Contingencies

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

 Since inception, we have received $60.7 million in cash generated from financing activities of which $56.7 million was used to fund research and development activities, capital expenditures, infrastructure and working capital.

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

The single most significant financial metric for us is the adequacy of working capital. Working capital is necessary to fund our capital expenditures, infrastructure and processes required to progress from demonstration projects to commercial deployment of our proprietary carbon electrode assemblies for our PbC® devices. We may not be able to continue as a going concern, and subsequent financings will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond June 30, 2012.  No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development and commercialization of new products. Failure to obtain such financings will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

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

Results of Operations

Product manufacturing in the third quarter of 2011 ramped up with production of PbC® prototype batteries, as well as meeting increased requirements to fill existing purchase orders for traditional lead-acid batteries.

Our strategy for some time has been to utilize traditional production to train our work force, test our systems and incorporate quality improvements that we believe will ultimately benefit future PbC production.  To this end, we have completed several  capital  projects in the third quarter including; the modernization of our second  lead- acid  production line; the rebuild of five casting machines; addition of  new welding equipment; and a 35% expansion of our formation area.

Software improvements and mechanical tweaking continue to improve thru-put on our automated robotic electrode production line.  All stations currently participate in the fabrication process as the line runs end to end.  We are comfortable with the design modifications and will incorporate them into our next planned electrode production line.

Norfolk Southern (“NS”) has accepted delivery of large strings of PbC batteries to further their platform testing. These batteries are now installed in the NS platform facility and are under test.  We are performing duplicate testing in New Castle, as well as comparison testing with other battery technology.  As part of our agreement with NS, Penn State University is also performing string testing on our PbC batteries.  To date the data from all battery system testing confirms PbC batteries are performing as anticipated. The success of this testing is allowing us to expand the locomotive application to include other locomotive end users and locomotive integrators.

Expanding potential customer base also applies to the emerging hybrid vehicle market.  We have met with new OEM’s that are, or soon will be, producing vehicles incorporating stop/start technology.  The OEM’s interest has been fueled by our recent White Paper that highlights the importance of “charge acceptance” in battery products designed for these markets.  It also provides empirical evidence on the deficiencies of existing products currently used in these markets.

Our long-standing collaboration with both European and US manufacturers continues as we share information and results from both bench and vehicle testing.

Our onsite PowerCube™ (“Cube”) is in the final days of testing as we move toward tying into the grid.  We are qualifying for dispatchable power applications and will be proving out the Cube’s ability to provide power quality, back- up power, power smoothing, and load leveling. This .5MW Cube can easily be scaled up or down from this building block size.

We continue to evaluate the market for smaller Cubes for residential and community storage and larger Cubes for utilities, oil rigs and other larger applications such as solar and wind. We anticipate establishing additional formal marketing agreements for some of these applications in the fourth quarter of 2011.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements, the accompanying consolidated financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

•
Net sales are derived primarily from the sale of lead acid batteries for specialty collector and racing cars, AGM batteries, and flooded batteries.   Net sales also include sales of product and services related to advanced battery applications for our PbC® technology.

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

•
Research & development expenses (“R&D”) includes activities to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included in R&D are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales and the reimbursement of R&D related to government grants.

•	Selling, general and administrative expenses include employee compensation, selling and marketing expense, legal, auditing and other costs associated with being a public company.

Statements of Operations

The following represents summarized selected financial data for the nine months ended September 30, 2011 and 2010:

	2011	2010	Change
Product sales	$4,832,226	$1,084,360	$3,747,866
Service sales	411,645	494,433	(82,788)
Total sales	5,243,871	1,578,793	3,665,078
Product costs	4,205,057	677,481	3,527,576
Research & development expenses	3,599,545	3,762,054	(162,509)
Selling, general & administrative expenses	3,215,518	2,284,550	930,968
Derivative revaluations	(119,166)	(1,132,257)	1,013,091
Loss before income taxes	$(5,663,443)	$(4,024,219)	$(1,639,224)

Reconciliation of net loss to EBITDA
	2011	2010	Change
GAAP loss before income taxes	$(5,663,443)	$(4,024,219)	$(1,639,224)
Plus: Interest expense	6,360	11,184	(4,824)
Depreciation	710,850	448,690	262,160
Share based compensation	351,509	293,507	58,002
Derivative revaluations	(119,166)	(1,132,257)	1,013,091
EBITDA (1)	$(4,713,890)	$(4,403,095)	$(310,795)

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

Summary of Consolidated Results for the three months and nine months ended September 30, 2011 compared with September 30, 2010

Product Sales

Product sales for the three months ended September 30, 2011 were $2.1 million compared to $0.3 million for the same period in 2010. Net product sales for the nine months ended September 30, 2011 were $4.8 million compared to $1.1 million for the same period in 2010. We have one customer that accounted for approximately 86% and 80% product sales for the three and nine month periods ended September 30, 2011, respectively, and two customers that accounted for approximately 14% and 19% of product sales for the three and nine month periods ended September 30, 2010, respectively. The increase in net product sales in 2011 compared to 2010 is due to a series of orders for the production and immediate delivery of specialty flooded lead acid batteries with the purchaser financing the cost of inventory and providing the raw materials required for production.

Service Sales

There were no service sales for the three months ended September 30, 2011 compared to $0.3 million for the same period in 2010.  Service sales for the nine months ended September 30, 2011 were $0.4 million compared to $0.5 million for the same period in 2010.

Product Costs

Product costs for the three months ended September 30, 2011 were $1.8 million compared to $0.1 million for the same period in 2010.  Product costs for the nine months ended September 30, 2011 were $4.2 million compared to $0.7 million for the same period in 2010. The increase in product costs resulted primarily from increases in net product sales.

Research & Development Expenses

Research and development expenses (“R&D”) for the three months ended September 30, 2011 were $1.3 million compared to  $1.2 million for the same period in 2010.  Research and development expenses for the nine months ended September 30, 2011 were $3.6 million compared to $3.8 million for the same period in 2010.

R&D expenses for the three months ended September 30, 2011 were reduced by $0.5 million because of a decrease in manufacturing overhead due to an increase in product shipments compared to $0.1 million for the same period in 2010.  R&D expenses for the three months ended September 30, 2011 were also reduced  by $0.1 million related to an increase in government grants that are for reimbursements of cost of revenues and capital expenditures compared to $0.4 million for the same period in 2010.  Excluding the changes in manufacturing overhead and government grants, R&D expenses for the three months ended September 30, 2011 were $2.0 million compared to $1.6 million for the same period in 2010.

 R&D expenses for the nine months ended September 30, 2011 were reduced by $1.5 million because of a decrease in manufacturing overhead due to an increase in product shipments compared to $0.1 million for the same period in 2010.  R&D expenses for the nine months ended September 30, 2011 were also reduced by $0.7 million related to an increase in government grants that are for reimbursements of cost of revenues and capital expenditures compared to $0.6 million for the same period in 2010.  Excluding the changes in manufacturing overhead and government grants, R&D expenses for the nine months ended September 30, 2011 were $5.7 million compared to $4.4 million for the same period in 2010.  The change in R&D is related to an increase in manufacturing expenses and R&D testing.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months ended September 30, 2011 were $1.0 million compared to less than $0.1 million for the same period in 2010.  Selling, general & administrative expenses for the nine months ended September 30, 2011 and 2010 were $3.2 and $2.3 million respectively.  The three and nine month periods ending September 30, 2010 included a reduction of legal expenses of $0.8 million resulting from the settlement of the Mercatus matter as disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

Derivative Revaluation

Gains from derivative revaluation for the three months ended September 30, 2011 and 2010 were $0.1 million. Gains from derivative revaluation for the nine months ended September 30, 2011 were $0.1 million compared to gains of $1.1 million for the same period in 2010.  A gain from derivative revaluation results from an increase in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.  These derivative losses or gains are non-cash items on our Statements of Operations and Statements of Cash Flows.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash generated from issuances of our equity or debt securities. From inception through September 30, 2011, we have generated insignificant revenue from operations. The receipt of $24.9 million in proceeds from our December 2009 equity private placement provided the financial resources to fund our operations, working capital, and capital expenditures in 2010 and 2011. We believe that the currently available funds at September 30, 2011, along with internally generated funds, will provide sufficient financial resources for ongoing operations, working capital, and capital expenditures through the second quarter of 2012.

 Subsequent financings will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond June 30, 2012. No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development and commercialization of new products. Failure to obtain such financings will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

The need to secure additional capital to fund continued operations past the second quarter of 2012 is the result of various factors. When we raised funds in December 2009, we anticipated a significant funding award from the Department of Energy based on their August 2009 announcement listing us as a grant awardee. Unfortunately we never received that award, nor have we as of yet received an award for the second year of our ONR grant from the Department of Defense. In addition, although we have made very significant progress with our PbC® technology, the adoption process, and the general path to commercial viability, has been longer than we originally anticipated. In addition, we will need working capital to fund our anticipated continued growth of sales in traditional batteries and PbC products.

Because of the above and  other potential strategic investments and opportunities, with the advice and consent of our Board of Directors, we have initiated several actions to provide us with funding flexibility as we move to meet our business goals.

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

On July 14, 2011, our shelf Registration Statement on Form S-3 was declared effective by the SEC, and we may be able to utilize this flexible vehicle as a tool in our fundraising efforts.  With an effective S-3, the Company can file any combination of securities up to the maximum dollar amount of $28,000,000 in one or more financing transactions, thus the Company is afforded greater flexibility in its fund raising options.  To clarify, the mere fact that the Company has a shelf S-3 for “up to” $28,000,000 should not be construed as an indication of any intent to raise $28,000,000, as this number was determined by our Board of Directors to provide further flexibility.  In fact, our Board has currently authorized us to raise up to $18,000,000 of the $28,000,000 registered with the additional $10,000,000 of availability to be subject to further Board approval.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at September 30, 2011 totaled $ 4.0 million compared to $13.3 million at December 31, 2010. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

At September 30, 2011 working capital was $6.9 million compared to working capital of $13.9 million at December 31, 2010.  Excluding cash and cash equivalents at September 30, 2011 and December 31, 2010, working capital was $2.8 million and $0.6 million, respectively; an increase of $2.2 million of which $1.3 million related to the product sales for the purchase of flooded lead acid batteries by one customer.

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2011 was $6.8 million compared to $5.0 million in 2010.   Our negative cash flow is consistent with the development stage of our business.

 Cash Flows from Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2011 was $2.5 million compared to $2.2 million for the same period in 2010.  Investing activities included the purchase of machinery and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities for the nine months ended September 30, 2011 was less than $0.1 million.  Net cash provided by financing activities for the nine months ended September 30, 2010 was $0.2 million.

Financing Activities

There is no change to the financing activities disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

Critical Accounting Policies, Judgments, and Estimates

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
There is an addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010 as follows:

Our business may not be able to continue as a going concern and we will need to raise additional capital to continue operations beyond June 30, 2012.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures through the second quarter of 2012. We will not be able to continue operations beyond June 30, 2012 without  raising additional financing. We do not believe that we will be able to sufficiently increase our revenues to cover our costs of operations, working capital, and capital expenditures without raising additional capital.  We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development and testing, and other pre-commercialization activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures or to continue our operations at all beyond June 30, 2012. The inability to raise capital in sufficient amounts and on acceptable terms would have a material adverse effect on our ability to continue operations and could result in our inability to continue as a going concern which would mean that we would need to wind down our business.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii)  the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2011

/s/ Charles R. Trego

Charles R. Trego,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: November 14, 2011