Form 10-K
period 2011-12-31
Axion Power International, Inc.
filed 2012-03-30
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the 43,395,134 shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on June 30, 2011 was $27,772,886

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	March 1, 2012
Common Stock	113,211,091

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

PART I

Item 1   Description of Business

Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is a development stage company whose primary mission is to engage in the development and production of new battery technologies. These are known as lead carbon PbC® batteries and components. In addition we manufacture standard and specialty lead-acid batteries. Our new technologies, primarily consisting of the use of activated carbon as an alternative to lead in the battery’s negative electrode, have application in the production of batteries for virtually all energy system storage functions. It is the Company’s long term goal to become a primary supply source of PbC negative electrodes to established battery manufacturers.

The Battery Industry

There are two principal types of lead-acid batteries: flooded batteries and valve regulated lead-acid. The choice of battery depends mainly on the specific application that the battery serves. Typical standby or stationary applications use valve regulated lead-acid batteries due to their inherent advantages, including spill proof design, low maintenance, and compact form, low self-discharge and high performance. On the other hand, applications like industrial equipment are better served by the flooded lead-acid battery types due to their superior performance in continuous deep discharge applications and at high operating temperatures, among other features. Technology within the lead-acid battery industry has remained relatively stable for the last 30 years, and an industry-wide lack of innovation has generally restrained growth into new applications and emerging markets.

Alternative energy applications like wind and solar power require an energy storage solution that combines low cost and long deep discharge cycle life. Lead-acid batteries are currently one of the gold standards in large-scale power storage applications, but the low charge acceptance and short cycle-life of lead-acid chemistry at deep discharge levels is a primary inhibitor to growth. Due primarily to these limitations, a number of battery manufacturers are experimenting with alternative battery technologies that are far more expensive to implement, but offer substantial cycle-life advantages.

 The North American lead-acid battery industry is mature with a few leading vendors that have a global presence and a larger number of smaller regional and local vendors that cater to the needs of the North American market. The first tier companies that have a global presence include EnerSys, Exide Technologies and Johnson Controls.  The second tier companies that cater mainly to the North American Markets include, among others, East Penn Manufacturing, GS Batteries, and Trojan Battery. The user segments that rely on lead-acid batteries include internal combustion engine automotive applications, standby applications ranging from uninterruptible power supplies to telecommunication applications, limited power storage for wind and solar systems and motive power for heavy-duty equipment and railroad applications.

Our Corporate History

Axion Power Corporation, our wholly owned subsidiary, was formed in September of 2003 to acquire and develop certain innovative battery technology. Since inception Axion Power Corporation has been engaged in research and development (“R&D”) of new technology for the production of our PbC batteries. On December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company (“Tamboril”), a public shell company whereby Axion Power Corporation became a wholly owned subsidiary of Tamboril. Tamboril was originally incorporated in Delaware in January 1997 and operated a wholesale cigar business until December 1998, after which date it was an inactive public shell until the reverse acquisition and subsequent name change to Axion Power International, Inc.

In February 2006, we acquired use of our Clover Lane facility. We have utilized this space to manufacture our specialty lead-acid battery products and to produce and test prototypes which incorporate our new technology. Our Clover Lane plant provides us the opportunity to manufacture batteries for sale under the Axion brand name; to manufacture for third parties under a specific contract arrangement; or to manufacture prototypes for our own use and testing, or for testing by our customers. Our facility has been fully tested and was found to be in compliance with emission standards established by new federal guidelines in accordance with the Clean Air Act–Title III.

Since inception, our operations have been financed through the sale of equity and debt instruments to investors, as well as loans and proceeds from government grants, and with minimal revenue generated from our operations. We believe that a successful transition from R&D to PbC manufacturing will improve our financial condition, cash flow and market profile.

Developments Since 2008

Since 2008, we have devoted a significant portion of our time and financial resources to upgrading, and where necessary, replacing existing battery manufacturing equipment as part of our long range business plan. Our business plan anticipated utilizing upgraded equipment to manufacture our proprietary PbC lead carbon products. During 2009, we continued to make improvements to our production processes through capital acquisitions and the early stage of quality control systems. We also installed and continued to engineer our first prototype automated PbC negative electrode manufacturing line.

On December 22, 2009, we sold 45,757,572 shares of our common stock at a price of $0.57 per share for total gross proceeds of $26,081,816 and net cash proceeds of $24,928,323 after “breakup” fees and cash offering costs.

During 2010, we continued to improve and utilize the new prototype line which, together with certain manual processes, allowed us to manufacture our PbC negative electrodes for sale and for use in ongoing prototype testing. We then incorporated our knowledge and experience into the design of a second generation automated robotic line. There were two main challenges we needed to address in order to be able to ready our product for commercial production quantities – (i) implementation of improved quality control; and (ii) increase in target quantity production levels. We began discussions with a major “design and equipment manufacture” firm early in 2010 which, in the summer of 2010, led to a design and build contract for a robotic carbon electrode manufacturing line. The complete new line was delivered to us in 2011 and was put in place at our Green Ridge Road facility in New Castle, PA. We anticipate that the carbon electrode component of our PbC batteries for our various planned PowerCubeTM projects, for our hybrid locomotive Norfolk Southern project, for our automotive strategic partners and for testing on various other customer oriented projects will all be manufactured with robotic precision on this second generation line. We also continue to identify further improvements to the new line which will be incorporated into the next generation.

Our upgrade and replacement of battery manufacturing equipment, begun in 2010, was completed in 2011 and included the installation of a new automatic paste mixer and a fixed orifice pasting line that will improve the quality and dimensional tolerances of battery plates. In addition, the assembly operation added an automatic stacker that will provide the precise wrap and alignment of absorbed glass matt separator that is needed for the production of our premium PbC products. 2011 also saw us complete the modernization of our second lead-acid production line; the rebuild of five casting machines; the addition of new welding equipment; and a 35% expansion of our formation area.

As a result of our having invested in the reconfiguration of our manufacturing space and in the training of our workforce, we have been able to seize an evolving opportunity to increase revenue and cash flow generated from specialty lead-acid batteries. On March 8, 2011, we announced that we had received a series of purchase orders for the production and immediate delivery of specialty flooded lead-acid batteries. The batteries will be branded by the purchaser. We anticipated, and saw, weekly shipments of these batteries and these shipments generated $6.4 million in 2011 product sales. The flooded lead-acid batteries were built by us, with the purchaser carrying the cost of inventory and providing the raw materials required. The battery order was well-suited to production on our newly renovated, and under-utilized, manufacturing facilities at Clover Lane. This initiative, which will continue in 2012, is not a deviation from our long-term strategy which is focused on PbC battery and component production. Rather, it provided us with an opportunity to enhance that strategy by further training our factory personnel, while at the same time allowing us to make production and quality improvements. A further benefit was the generation of cash flow to reduce our cash burn rate as we move forward toward the commercialization of our PbC products.

The Company was recommended by a Quality System Registrar (SRI) for certification under ISO 9001:2008 – ANSI/ISO/ASQ Q9001-2008 for its Quality Management System. The scope of the ISO 9001:2008 registration is the “Design, manufacture, and distribution of advanced lead-acid batteries and battery components”. Training, visual shop floor controls, and a strong commitment to quality resulted in us receiving ISO certification in February, 2011.

In 2011, our automotive work incorporated new OEM partners to the ongoing mix. As more and more empirical evidence is presented with respect to the lack of merit, and/or practicality, of existing stop-start battery solutions, the potential of our PbC product gains more and more traction. The clock is running for the US and European automotive manufacturers as they seek to comply with upcoming governmental regulations and consumer expectations for increased miles per gallon. European OEM’s in particular have made commitments to fleet wide adoption of hybridization for their future manufactured vehicles. This commitment was strongly influenced by European Union (EU) legislation that requires reductions in CO2 emissions for all new passenger vehicle production in Europe beginning in 2012. In the first year of the phased in requirement, 65% of the fleet (average) is required to reduce CO2 emissions to 130 grams per kilometer. The percentage ratchets up to 75% in 2013, 80% in 2014 and a full 100% (average) in 2015. Beginning in 2012, failure to comply with the regulation will result in a fine based on the number of grams of CO2 that were emitted above the 130 gram limit. The assessment begins with 5 euros for the first gram; 15 euros for the second; 25 euros for the third; 95 euros for the fourth; and 95 euros for every subsequent gram of CO2 over the 130 gram limit. This fine will be assessed against the entire new manufactured fleet of an OEM. In real terms it means that if an OEM manufactured one million vehicles (and there are several that do) in 2015, and that manufacturer was 5 grams of CO2 over the limit (at the 135 grams of CO2 per kilometer level), then that manufacturer would be fined 235 million euros for the year 2015, and for every subsequent year of non-compliance (European Parliament regulation EC443/2009).

We and others believe that the fastest, and least expensive, method of reducing CO2 emissions from an internal combustion engine vehicle is to equip the vehicle with stop-start technology. Simply put, in stop-start, every time the vehicle comes to rest the engine shuts off. When the operator takes their foot off the brake and re-engages, the engine comes back on. CO2 emission reductions, and the “hand in hand” fuel savings, are directly proportional to the time the engine is at rest. But, while the engine is off, there is still an ancillary load in the car that must be powered (headlights, heater/air conditioning, radio, power brakes, windshield wipers, door locks, dash board lights, power windows, etc.). The car battery will have to power this load, and it will have to do so without charge from the alternator, or integrated starter generator, because the engine is at rest. Several battery technologies can be utilized - expensive lithium ion, nickel metal hydride, supercapacitors in various forms and combinations, but these solutions all add 4 figures + to the cost when the necessary ancillary equipment, required by these chemistries, is included in the equation. Prospective solutions in the form of conventional lead-acid batteries would cost a few hundred dollars but lead-acid batteries, in flooded, VRLA or AGM constructs, do not allow the vehicle to fully function as required. This is true because the lead-acid battery develops poor charge acceptance early in its life cycle resulting in extended charge time requirements between stop-start events. The result is a charging event that takes minutes during which time the vehicle engine cannot shut off and therefore does not reduce CO2 emissions, and increase mpg, in conformance with government regulations. The solution offered by our PbC technology combines low cost, with a fast rate of charge acceptance and achieves the specified stop-start performance that is needed to comply with CO2 emissions regulations, while improving miles per gallon. We feel we have the best potential product for the emerging micro-hybrid (stop-start) market and therefore we have devoted considerable time and money in working with our strategic partners and prospective customers in this area.

A major focus in 2011 was our continued effort in the hybrid locomotive application. Similar to the hybrid vehicle market, battery charge acceptance and ability to take advantage of opportunity charging are key elements in providing a product for the hybrid locomotive market. If you add to the equation the hybrid locomotive’s need for a product that also has a “high cycle life” component, you can easily see why we feel our PbC battery, with high charge acceptance, fast re-charge ability and high cycle life, has a significant advantage in this market. Most of our work over the last two years has been with Norfolk Southern, with whom we forged a partnership after the early battery technologies they chose to work with proved to be inadequate for the unique needs of that hybrid technology. After initial testing confirmed that our PbC product demonstrated great potential for the hybrid locomotive market, we entered into a 12 month service and supply agreement with Norfolk Southern, under which we initially provided engineering expertise and small quantities of batteries for their in house testing. This arrangement evolved into the sale of much greater quantities of batteries for their use in large string testing. That string testing (as well as electronic compatibility testing) continues and is being mimicked by us and by Penn State University. We have also begun promising work with other manufacturers in the hybrid locomotive field.

With the financial assistance provided by the Pennsylvania Energy Development Authority and Commonwealth Financing Authority grants we were awarded, we commissioned our first PowerCube™ product onsite at our Clover Lane facility. The PowerCube was fully integrated by us and, in addition to the batteries, contains a racking system, electronics and power equipment, battery management system, climate control and fire suppression systems. As part of this undertaking, we entered into a partnership with Viridity Energy and PJM (the largest Regional Transmission Organization in the US). Basically through this arrangement, the PowerCube is network connected to the PJM system and allows us to respond through Viridity to curtailment and demand response signals from PJM. Our strategic partnerships with Viridity and PJM were formed partially in response to anticipated new rulings from the Federal Energy Regulatory Commission (FERC). The new rulings took place in October of 2011 and basically allowed power sources, of 500kW down to 100kW, to be connected to the grid. They also ruled that “pay for performance” provisions would be phased in during calendar year 2012. “Pay for performance” translates into the faster you respond the higher rate the utility will pay on a per kilowatt basis. Our PowerCube is rated at 500kW and we initially began to respond to PJM’s curtailment signals at a 100kW level, which will be ramped up as we go forward. Since our PowerCube can respond to curtailment signals in 50 milliseconds, we are looking forward to the implementation of “pay for performance” rates in 2012.

Since the PowerCube can be scaled, we began a parallel path development of smaller PowerCube units (mini-cubes) in 2011. These mini-cube applications include residential storage (at levels down to 10kW) and small commercial storage. The units can be connected to wind and solar in addition to filtering power directly from the grid. The end product will provide backup power, power quality, power smoothing, and potential peak shaving. We have entered into a memorandum of understanding with a group that will take this product to market.

We completed our initial work on a $1.0 million grant from the Office of Naval Research (ONR) in 2011. This project was aimed at developing a product for the Navy and Marine Corps silent watch program and their assault vehicle program. This program provided us with valuable information that we can utilize across the spectrum of our products. We have billed $1.0 million and collected all monies less a 1% service fee as of December 31, 2011 and expect to collect the balance in the first half of 2012.

Work begun with Norfolk Southern (“NS”) in 2010 continued to progress in 2011. In the third quarter of 2011, NS accepted delivery of large strings of PbC batteries from Axion to further their platform testing. These batteries were installed in the NS platform facility and are under test. We are performing duplicate testing in New Castle, as well as comparison testing with other battery technology. As part of our agreement with NS, Penn State University is also performing string testing on our PbC batteries. To date the data from all battery system testing confirms PbC batteries are performing as anticipated. The success of this testing is allowing us to expand the locomotive application to include other locomotive end users and locomotive integrators.

Our public filings in 2011, as well as some of our public statements, made clear our need for outside funding resources in order to continue our business growth. We spoke with several investment banks and institutions throughout the second half of 2011. The financial markets were difficult and at times somewhat unstable. Nonetheless, in an event subsequent to 2011, (February 7, 2012), we completed a registered direct common stock offering at a per share price of $0.35 per share. This straight equity transaction, at a 10% discount to market based on trailing average, provided total gross proceeds of $9.4 million and net cash proceeds of $8.6 million to us after allowing for placement fees and expenses of the offering.

Our Business and Products

We are a development stage company. Since inception we have been engaged in research and development of new technology to manufacture carbon electrode assemblies for our lead-acid-carbon energy storage devices that we refer to as our PbC devices. Our PbC energy storage device is a hybrid battery supercapacitor that combines the simplicity of lead-acid batteries with the faster recharge rate, longer cycle life and greater charge acceptance of supercapacitors. The result is a relatively low cost device that has versatility of design that will allow differing iterations to deliver maximum power; maximum energy; or a range of balances between the two.

Our PbC technology is protected by ten issued U.S. patents and other proprietary features and structures and we typically have a number of additional patent applications in process at any point in time. The resulting devices are technically sophisticated and yet simple in design. The carbon negative electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The PbC negative electrodes that are then assembled into PbC batteries can employ the same cases, covers, positive electrodes, separators and electrolyte that are used in conventional lead-acid batteries. Our PbC batteries can be assembled with the same equipment and methodology used throughout the world for manufacturing conventional lead-acid batteries. PbC batteries use significantly less lead than standard lead-acid batteries with a comparable footprint, and the lead, plastics and acid employed, just like lead-acid batteries, can be routinely and profitably recycled at existing recycling facilities around the world. As is the case with the lead-acid battery, we expect that in the United States our PbC battery will be fully recycled 99.1% of the time (United States Environmental Protection Agency, Solid Waste and Energy Response [5306P]).

We believe our advanced battery technologies are uniquely situated to answer the current challenges facing the conventional lead-acid battery and the lead acid battery industry as a whole. While we explore the various potential applications for our PbC technology, two facilities in New Castle, Pennsylvania provide us with both an excellent R&D facility and a pilot production plant in which to produce our advanced energy storage devices. In manufacturing our PbC battery using conventional lead-acid battery production methods, we provide proof to our future PbC negative electrode customers that our product is suitable to immediate use in their factories.

The PbC battery production is limited at this time by our inability to make the carbon electrodes in large numbers and with full automated quality control. As part of our plan to transition from pilot production of PbC negative electrodes to commercial manufacturing, in 2010 we entered into a long term lease for an additional New Castle, Pennsylvania facility that we had been subleasing since 2008 (our Green Ridge Road facility). This 45,000 square foot facility currently houses our prototype automated PbC negative electrode production line. In addition, this transition will require that we:

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

Our Clover Lane facility has a permitted manufacturing capacity of 3,000 batteries per day, so we currently have excess battery manufacturing capacity. This allows us to dedicate a portion of this production capacity to direct sale high margin specialty batteries that are required in relatively small numbers, as well as have the flexibility to respond to industry requests to provide contract manufacturing. We are also able to respond quickly as other opportunities to manufacture traditional products present themselves.

Meanwhile, we plan to develop our lead carbon technology for use in a variety of applications including:

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

Our objective is to become an industry leader in the development and production of components for low cost, high performance energy storage systems. We plan to achieve this objective by pursuing the following core strategies:

•	Platform technology business model. We plan to implement a platform technology business model that will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to use our PbC carbon electrode products in their batteries.

•	Leverage relationships with thought leaders. We are engaged in discussions with industry consortia, research institutions, automotive OEM’s, rail transportation providers and other thought leaders in the fields of utility applications and hybrid electric vehicle technology. As we develop our relationships in the field of energy research, we believe the opportunities for government funding and consortia participation will expand and improve our access to potential suppliers and customers.

•	Leverage relationships with battery manufacturers. Our business model is based on the premise that, as we continue forward, we can most effectively address the needs of the market by selling PbC negative electrode assemblies to established lead-acid battery manufacturers who want to add advanced battery technology to their existing product lines. This business model should allow us to leverage the business abilities, manufacturing facilities and distribution networks of established manufacturers in order to reduce our time to market and increase our potential market penetration.

•	Build a recognized brand. We believe strong brand name recognition is important in order to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost of ownership per storage cycle.

•	Focus on specific markets. Markets for hybrid electric vehicles, hybrid locomotives and conventional utility applications are becoming increasingly attractive. We are actively pursuing the use of our lead carbon technology products in these emerging markets.

•	Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in R&D in order to improve the performance of our PbC devices and other technologies and to continue to lower our manufacturing costs.

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

Development Phase. We are currently in the final stages of the development phase of our business plan. We are focusing on producing quantities of commercial prototypes in our own manufacturing facilities. These commercial prototypes will serve as the foundation for a series of paid demonstration projects with established end users. If these projects are successful and end user testing validates the advantages of our PbC device technology under real-world operating conditions, we may be able to proceed more easily to the full commercialization phase. In general, our development path in each identified target market will include the following:

•	Prototype manufacturing. We are finalizing architecture and manufacturing methods for our commercial prototype PbC carbon electrodes. These PbC negative electrode assemblies will be the key component in the onsite manufacturing of our PbC batteries. We are also working in house, and with third parties, to develop methods of properly integrating electronics unique to various applications. We have integrated these electronics, for example, into our onsite PowerCube. Our proprietary battery management system plays a key role in this development since it allows us to remotely monitor, and in some cases manage the condition, of both individual batteries and battery strings.

•	Demonstration projects. When we have developed and bench tested our commercial prototype PbC devices for a particular target market, we will negotiate additional demonstration projects for each of the intended applications. In some of the larger projects we may partner with a larger battery manufacturer in order to provide the required quantity of PbC devices. Our goal is to document and validate the superior performance of our products in real-world applications.

•	Commercial production. When we have developed sufficient data to support a decision to commence full scale production of a product or product line, we intend to use our Clover Lane facility until we reach our maximum capacity, after which we plan to pursue strategic relationships with other battery manufacturers that are willing to manufacture co-branded commercial PbC products. Those products will contain our proprietary PbC negative electrode assembly, which we will continue to manufacture at our Green Ridge Road facility and build our brand recognition.

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

Our Patents and Intellectual Property

We own ten issued U.S. patents at the date of this report covering various aspects of our PbC technologies, and we typically have a number of patent applications in process at any point in time. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

•	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor;
•	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor;
•	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor;
•	U.S. Patent No. 7,006,346 (expires April 2024) - Positive Electrode of an electric double layer capacitor;
•	U.S. Patent No. 7,110,242 (expires February 2021) - Electrode for electric double layer capacitor and method of fabrication thereof;
•	U.S. Patent No. 7,119,047 (expires February 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof;
•	U.S. Patent No. 7,569,514 (expires May 22, 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof; and
•	U.S. Patent No. 7,881,041(expires March 2027) – Activated Carbon Electrode with PTFE B
•	U.S. Patent No. 8,023,251(expires November 2028) – Hybrid Energy Storage Device and Method of Making Same
•	U.S. Patent No. 7,998,616(expires February 2028) – Negative Electrode for a Hybrid Energy Storage Device

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

Our Research and Development

We engage in extensive R&D activities for the purpose of improving our PbC technology and our proposed products. Our goal is to increase efficiency and reduce costs in order to maximize our competitive advantage. Our R&D organization works closely with our engineering and business development teams, our suppliers and potential customers to improve our product design and lower manufacturing costs. During 2011 and 2010, we spent $5.1 million and $5.4 million, respectively, on R&D, and $28.9 million since inception, net of grant reimbursements. While our limited financial resources and brief operating history makes it difficult for us to estimate our future expenditures, we expect to incur R&D expenditures of consistent magnitude for the foreseeable future.

Our Employees

As of December 31, 2011 we employed a staff of 90, including a 16 member scientific and engineering team, and 51 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees.

Description of Properties

On March 28, 2010, we renewed our lease for existing space at our manufacturing plant located at 3601 Clover Lane in New Castle, Pennsylvania. The salient terms of the renewal lease are as follows:

•	The term commenced on April 3, 2010 with an initial term of three years.
•	The renewal lease may be extended for two successive five-year renewal options with future rent to be negotiated at a commercially reasonable rate.
•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.
•	The rental amount for the initial term is $16,700 per month, which is fixed through 2013. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.
•	On May 26, 2011 we executed an addendum to the existing lease agreement which resulted in the lease of an additional 2,160 square feet of additional space for $500.00 per month. There were no other changes to the existing lease.
•	With the execution of the addendum we now lease 72,598 square feet for a monthly rent of $17,200.

On November 4, 2010, the Company entered into a Commercial Lease (“Lease”) with Becan Development, LLC (“Lessor”) to lease a 45,000 square foot building, located at 209 Green Ridge Road in New Castle PA, (the “Property”), which the Company currently occupies to house various offices and manufacturing facilities. The salient terms of the Lease are as follows:

•	The Lease term commenced on January 1, 2011 and the term expires on December 31, 2015.
•	The Lease may be extended for two 5-year terms, by giving notice not less than 30 nor more than 120 days before the expiration of the initial term or first renewal term (as applicable). The renewal leases shall be on terms substantially similar to the terms of the initial Lease except for any adjustment to rent, if warranted, as mutually agreed upon by Lessor and the Company.

•	The rental amount for the initial term is $19,297 per month and is on a “triple net” basis.
•	If the Company is able to obtain sufficient funding from either the federal or state government or agencies, and it enters into a binding agreement to purchase the Property, the Lease shall be immediately terminated and Lessor shall credit the most recent 6 months of actual rental payments made to Lessor against the purchase price of the Property

•	The Company also has a right of first refusal to purchase the property within 30 days of receipt of notice of a third party offer from Lessor upon substantially the same terms as those offered by the third party

•	The Lease contains market terms on standard provisions such as defaults and maintenance

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

Since our inception in September 2003, the majority of our resources have been dedicated to our R&D efforts, and we have only recently begun to transition into the very early stages of commercial PbC prototype production. We do not have a stable operating history that you can rely on in connection with your evaluation of our current business and our future business prospects. Our business and prospects must be carefully considered in light of the limited history of PbC technology and the many business risks, uncertainties and difficulties that are typically encountered by development stage companies that have minimal revenues and are committed to focusing on research, development and product testing for an indeterminate period of time. Some of the principal risks and difficulties we have encountered and expect to continue to encounter include, but are not limited to, our ability to:

•	Maintain effective control over the cost of our research, pace of progress, development and product testing activities;
•	Develop cost effective manufacturing methods for essential components of our proposed products;
•	Improve the performance of our commercial prototype batteries;
•	Successfully transition from our laboratory research and pilot production efforts to commercial manufacturing and sales of our prototype PbC battery technologies;
•	Adapt and successfully execute our vision and business plan;
•	Implement and improve operational, information technology, financial and management control systems and processes;
•	License complementary technologies if necessary and successfully defend our intellectual property rights against potential claims;
•	Respond effectively to competitive developments and changing market conditions;
•	Continue to attract, retain and motivate qualified personnel; and
•	Manage each of the other risks set forth below.

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

We have incurred net losses from inception and do not expect to introduce our first commercial PbC products in quantity until 2012.

From our inception we have incurred net losses and expect to incur substantial and possibly increasing losses for the foreseeable future as we increase our spending to fund the development of production methods for our PbC devices and to build an infrastructure to support this business. Our operating losses have had, and will continue to have, an adverse impact on our working capital, total assets and stockholders’ equity. For 2011, we had a net loss applicable to common shareholders of $8.3million.  In addition, we had cumulative losses from inception (September 18, 2003) to December 31, 2011 of $76.0 million. We have not yet reached a point where we can manufacture our proprietary PbC batteries and our proprietary activated carbon electrodes in commercial volumes and we will not be in a position to commercialize such products until we complete the design development, manufacturing process development and pre-market testing activities. There can be no assurance that our development and testing activities will be successful or that our proposed products will achieve market acceptance or be sold in sufficient quantities and at prices necessary to make them commercially viable.

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

We will not begin automated production of our PbC technology until 2012.

We will not be able to begin full commercial production of our PbC energy storage devices until we complete our current testing operations, our planned application evaluation, planned product development and until our second generation robotic PbC negative electrode production line is fully commissioned. We believe our path to full automated production will, at a minimum, take us into the first half of 2012. Even if our prototype development operations are successful, there can be no assurance that we will be able to establish and maintain our facilities and relationships for the manufacturing, distribution and sale of our PbC batteries and other technologies or that any future products will achieve market acceptance and be sold in sufficient quantities and at prices necessary to make them commercially successful. Even if our proposed products are commercially successful, there can be no assurance that we will realize enough revenue and gross margin from the sale of products to achieve profitability.

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

On March 1, 2012, we had 113,211,091 shares of common stock outstanding, and (a) we have warrants outstanding that, if fully exercised, would generate proceeds of $10,152,447 and cause us to issue up to an additional 11,896,070 of common stock, with 1,085,714 of these warrants classified as derivative liabilities, and (b) we have options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $6,960,718 and result in the issuance of an additional 3,629,850 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of March 1, 2012, the latest practicable date, was $0.40 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

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

Item 4 Mine Safety Disclosures

Not Applicable

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

Period	High	Low
First Quarter 2010	$1.60	$1.12
Second Quarter 2010	$1.20	$0.66
Third Quarter 2010	$0.72	$0.46
Fourth Quarter 2010	$0.80	$0.51
First Quarter 2011	$1.27	$0.55
Second Quarter 2011	$1.20	$0.60
Third Quarter 2011	$0.73	$0.42
Fourth Quarter 2011	$0.55	$0.25

On March 1, 2012, the sale price for our common stock as reported on the Over the Counter Bulletin Board was $0.40 per share.

Securities outstanding and holders of record

On December 31, 2011 there were 423 holders of record for our common stock and 85,531,114 shares of our common stock outstanding.

Dividends

We have never paid dividends.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information: The following table provides summary information on our equity compensation plans as of December 31, 2011:

Equity Compensation Plan category:	Number of shares Issuable on exercise of Outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Compensation plans approved by stockholders
2004 Incentive Stock Plan	0	$0	2,000,000
2004 Directors’ Option Plan	438,972	$1.57	561,028

Compensation not approved by stockholders
Options held by officers, employees, and consultants	1,570,500	$2.45
2010 Employees and Officers Stock Option Plan	1,620,378	1.50	379,622
Total equity awards	3,629,850	$1.92

 The Company has two stockholder approved equity compensation plans, and on September 28, 2010, the board of directors amended the 2004 Director’s Option Plan without stockholder approval. For certain positions, the Company enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that are set forth in our financial statements elsewhere in this annual report.

Overview

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception we have been engaged in research and development of new technology to manufacture carbon electrode assemblies for our energy storage devices that we refer to as our PbC devices.

Since inception, we have received $60.6 million in cash generated from financing activities of which $58.7million was used to fund research and development activities, capital expenditures, infrastructure, operations and working capital.

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

The single most significant financial metric for us is the adequacy of working capital. Working capital is necessary to fund our capital expenditures, infrastructure and processes required to progress from demonstration projects to commercial deployment of our proprietary carbon electrode assemblies for our PbC devices.

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

Financing Activities

There were no financing activities during 2011. On February 3, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds were approximately $8.6 million after the expenses of the offering and placement fees. (See Note 11 Subsequent Events in Item 8 Financial Statements and Supplementary Data)

Award Activities: Grants and Contracts

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

On February 9, 2009, we received notice that we were the recipient a grant from the Pennsylvania Alternative Fuels Incentive Grant program. The $800,000 initial grant was part of Pennsylvania’s overall effort to invest in businesses that are creating important and innovative clean energy and bio-fuels technologies. The award proceeds were used to demonstrate the advantages our proprietary PbC battery technologies provide in a variety of electric vehicle types including: HEVs, such as the popular Toyota Prius;  “plug-ins” (PHEVs)  used in commuter, delivery and other vehicles; and in electric vehicles (EVs) and converted (from combustion engine operation) EVs. The grant was initially billed against in the fourth quarter of 2009 and completed in July 2010.

On December 22, 2009, we were awarded a $248,650 grant from the Pennsylvania Energy Development Authority, to assist in the development and deployment of an Axion PowerCube™ battery energy storage system using the our PbC battery technology. The .5 MW PowerCube will be built and installed at our New Castle facility and will be designed to enhance a Smart Grid electrical distribution system, that will potentially include  a future solar-powered electric vehicle charging station and a potential wind-powered energy system.

On May 11, 2010, we were awarded a federal contract number N00014-10-C-0094 for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This final contract provides $1,004,747 to us for this project.  Under the contract, we worked with the U.S. Navy and Marine Corps to study the feasibility of utilizing one of our PbC ® products in their assault and silent watch vehicles.

On June 16, 2010, Axion Power Battery Manufacturing, Inc. received a $298,605 solar energy program grant from the Pennsylvania Department of Community and Economic Development. This grant, along with proceeds from the December 22, 2009 Pennsylvania Energy Development Authority provided funding for our development program with a total project cost of $1.0 million.

A summary of award activities is listed as follows:

	Total Award Amount	Unbilled AmountAward Balance at December 31, 2010	Unbilled Award Balance at December 31, 2011
DOD Office of Naval Research Contract	$1,004,747	$389,090	$-
ALABC	388,000		-
PA Alternative Fuels Incentive Grant Program	763,404		-
Pennsylvania Energy Development Authority	248,650	140,389
Pennsylvania Department of Community and Economic Development	298,605	298,605	41,171
	$2,703,406	$828,084	$41,171

Results of Operations

Product manufacturing in the third quarter of 2011 ramped up with production of PbC® prototype batteries, as well as meeting increased requirements to fill existing purchase orders for traditional lead-acid batteries.

Our strategy for some time has been to utilize traditional production to train our work force, test our systems and incorporate quality improvements that we believe will ultimately benefit future PbC production. To this end, we have completed several capital projects in 2011: including the modernization of our second lead-acid production line; the rebuild of five casting machines; addition of new welding equipment; and a 35% expansion of our formation area.

Software improvements and mechanical tweaking continue to improve thru-put on our automated robotic electrode production line. All stations currently participate in the fabrication process as the line runs end to end. We are comfortable with the design modifications and will incorporate them into our next planned electrode production line.

Norfolk Southern (“NS”) has accepted delivery of large strings of PbC batteries to further their platform testing. These batteries are now installed in the NS platform facility and undergoing testing. We are performing duplicate testing in New Castle, as well as comparison testing with other battery technology. As part of our agreement with NS, Penn State University is also performing string testing on our PbC batteries. To date the data from all battery system testing confirms PbC batteries are performing as anticipated. The success of this testing is allowing us to expand the locomotive application to include other locomotive end users and locomotive integrators.

Expanding potential customer base also applies to the emerging hybrid vehicle market. We have met with new OEM’s that are, or soon will be, producing vehicles incorporating stop-start technology. The OEM’s interest has been fueled by our recent White Paper that highlights the importance of “charge acceptance” in battery products designed for these markets. It also provides empirical evidence on the deficiencies of existing products currently used in these markets. Our long-standing collaboration with both European and US manufacturers continues as we share information and results from both bench and vehicle testing.

Our onsite PowerCube™ (“Cube”) is in the final stage of testing as we move toward tying into the grid. We are qualifying for dispatchable power applications and will be proving out the Cube’s ability to provide power quality, back- up power, power smoothing, and load leveling. This .5MW Cube can easily be scaled up or down from this building block size.

We continue to evaluate the market for smaller Cubes for residential and community storage and larger Cubes for utilities, oil rigs and other larger applications such as solar and wind. We anticipate establishing additional formal marketing agreements for some of these applications in 2012.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

•	Net sales are derived primarily from the sale of lead acid batteries for specialty collector and racing cars, AGM batteries, and flooded batteries. Net sales also include sales of product and services related to advanced battery applications for our PbC® technology.

•	Product costs include raw materials, components, labor, and allocated manufacturing overhead required expenses to produce batteries sold to customers. Manufacturing overhead expenses not assigned to product sales are included in research & development expenses. Product costs also include provisions for inventory valuation and obsolescence reserves. Due to the development stage of our business, current product costs may not be indicative of the future costs to produce batteries.

•	Research & development expenses (“R&D”) includes activities to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included in R&D are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales and the reimbursement of R&D related to government grants.

•	Selling, general and administrative expenses (“SG&A”) include employee compensation, selling and marketing expenses, legal, auditing and other costs associated with being a public company.

Summarized selected Statement of Operations data for the years ended December 31, 2011 and 2010.

	2011	2010
Product sales	$7,631,529	$1,328,025
Service sales	459,645	820,081
Total sales	8,091,174	2,148,106
Product costs	6,799,302	893,681
Research & development expenses	5,060,036	5,432,230
Selling, general & administrative expenses	4,463,269	3,448,508
Impairment of assets	308,882	361,793
Derivative revaluations (income)	(238,618)	(1,165,751)
Loss before income tax	(8,311,890)	(6,830,854)

Reconciliation of net loss to EBITDA

	2011	2010
GAAP loss before income taxes	$(8,311,890)	$(6,830,854)
Plus: Interest net	10,193	8,499
Depreciation	1,014,661	673,170
Share based compensation	453,770	444,986
Derivative revaluations (income)	(238,618)	(1,165,751)
Impairment of assets	308,882	361,793
EBITDA (1)	$(6,763,002)	$(6,508,157)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Operating Results for the Year Ended December 31, 2011 compared with the Year Ended December 31, 2010

Product Sales

Product sales for the year ended December 31, 2011 were $7.6 million compared to $1.3 million for the same period in 2010. We have one customer that accounted for 84% of product sales in 2011 and two customers that accounted for 43% and 17% of product sales in 2010. The increase in net product sales in 2011 compared to 2010 is due to a series of orders for the production and immediate delivery of specialty flooded lead acid batteries with the purchaser financing the cost of inventory and providing the raw materials required for production.

Service Sales

Service sales for the year ended December 31, 2011 were $0.5 million compared to $0.8 million for the same period in 2010. We have two customers that accounted for all of the service sales during 2011 and three customers that accounted for the service sales during 2010.

Total Sales

Total sales for the year ended December 31, 2011 were $8.1 million compared to $2.1 million for the same period in 2010.

Product Cost

Product costs for the year ended December 31, 2011 were $6.8 million compared to $0.9 million for the same period in 2010. The increase in product costs resulted primarily from an increase in product sales.

Research & Development Expenses

Research and development expenses for the year ended December 31, 2011 were $5.1 million compared to $5.4 million for the same period in 2010. R&D expenses decreased by $0.3 million or 5% during 2011.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the year ended December 31, 2011 were $4.5 million compared to $3.4 million for the same period in 2010. SG&A for 2010 included a reduction of legal expenses of $0.8 million resulting from the settlement of the Mercatus matter as disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010. Excluding this charge, SG&A increased $0.3 million or 7%.

Derivative Revaluation

Income from derivative revaluation for the year ended December 31, 2011 was $0.2 compared to an income of $1.2 million for the same period in 2010. Income from derivative revaluation results from a decrease in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash generated from issuances of our equity or debt securities. From inception through September 30, 2011, we have generated insignificant revenue from operations. The receipt of $24.9 million in proceeds from our December 2009 equity private placement and internally generated funds from product sales and grants provided the financial resources to fund our operations, working capital, and capital expenditures in 2010 and 2011.

On February 3, 2012 we completed a registered direct common stock offering which provided net proceeds of $8.6 million which will be used for working capital, capital expenditures and general corporate purposes. See Note 11 – Subsequent Events included in Item 8 Financial Statements and Supplementary Data.

We believe that the currently available funds at December 31, 2011, along with the receipt of $8.6 million in proceeds from our February 2012 registered direct common stock offering and internally generated funds from product sales, will provide sufficient financial resources for current development stage operations, working capital, and capital expenditures through the first quarter of 2013.

Subsequent financings will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond March 31, 2013. No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development and commercialization of new products. Failure to obtain such financings will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

The need to secure additional capital to fund continued operations past the first quarter of 2013 is the result of various factors. In addition, although we have made very significant progress with our PbC® technology, the adoption process, and the general path to commercial viability, has been longer than we originally anticipated. In addition, we will need working capital to fund our anticipated continued growth of sales in traditional batteries and PbC products.

Cash, Cash Equivalents, and Working Capital

At December 31, 2011, we had $2.0 million of cash and cash equivalents compared to $13.3 million at December 31, 2010.  At December 31, 2011 working capital was $4.3 million compared to a working capital of $14.0 million at December 31, 2010. One customer accounted for $1.3 million or 30% of working capital at December 31, 2011. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

Cash Flows from Operating Activities

Net cash used by operating activities was $8.2 million for the year ended December 31, 2011 and $6.7 million for the same period in 2010. Our negative cash flow is consistent with the development stage of our business.

Cash Flows from Investing Activities

 Net cash used by investing activities for year ended December 31, 2011 was $3.0 million compared to net cash used by investing activities of $3.6 million for the same period in 2010. Investing activities in 2011 and 2010 were due primarily to purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities for the year ended December 31, 2011 was $0.1 million compared to net cash provided by financing activities of $0.3 million for the same period in 2010. In 2010 proceeds from the exercise of warrants were the primary source of financing activities.

Significant Financing Arrangements

On February 9, 2010, April 19, 2010, July 12, 2010, and October 1, 2010 a total of 400,000 warrants (100,000 warrants from each transaction) were exercised for a total of $228,000. In settlement of the Mercatus matter, during August 2010, 301,700 warrants issued were exercised for $131,266 and in December 2010, 198,300 shares of our common stock were issued at for a total of $113,031.

The “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section of this Annual Report discusses our financial statements, which have been prepared in accordance with GAAP. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment is generally received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days. To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty. There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2011.

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

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Axion Power International, Inc.

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (September 18, 2003) through December 31, 2011. Axion Power International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 and for the period since inception (September 18, 2003) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 30, 2012

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

	December 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$1,987,637	$13,330,009
Accounts receivable	309,354	221,922
Other receivables	162,249	144,973
Prepaid expenses	145,442	82,060
Inventory, net	2,717,173	1,428,560
Total current assets	5,321,855	15,207,524

Property & equipment, net	8,417,163	6,738,575
Other receivables	53,000	65,000
TOTAL ASSETS	$13,792,018	$22,011,099

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$520,358	$930,021
Other liabilities	429,432	225,804
Notes payable	104,777	101,684
Total current liabilities	1,054,567	1,257,509

Deferred revenue	1,573,962	1,385,185
Derivative liabilities	15,843	254,461
Notes payable	439,480	547,612
Total liabilities	3,083,852	3,444,767

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized . Series-A preferred – 2,000,000 shares designated 0 shares issued and outstanding	-	-
Common stock – 200,000,000 shares authorized $0.0001 par value 85,531,114 issued & outstanding (85,453,302 in 2010)	8,552	8,545
Additional paid in capital	86,953,180	86,499,416
Deficit accumulated during development stage	(76,001,894)	(67,690,004)
Cumulative foreign currency translation adjustment	(251,672)	(251,625)
Total stockholders' equity	10,708,166	18,566, 332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,792,018	$22,011,099

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Company)

	Years Ended		Inception
	December 31		9/18/2003 to
	2011	2010	12/31/2011
Product	$7,631,529	$1,328,025	$12,291,993
Service	459,645	820,081	1,279,726
Net sales	8,091,174	2,148,106	13,571,719

Costs and expenses
Product costs	6,799,302	893,681	10,596,959
Research & development	5,060,036	5,432,230	28,870,892
Selling, general & administrative	4,463,269	3,448,508	29,764,684
Interest expense	18,042	21,143	2,377,171
Impairment of assets	308,882	361,793	2,062,160
Derivative revaluations (income)	(238,618)	(1,165,751)	(1,626,636)
Mega C Trust share augmentation	-	-	400,000
Interest & other income	(7,849)	(12,644)	(569,286)
Loss before income taxes	(8,311,890)	(6,830,854)	(58,305,225)

Income taxes	-	-	4,300
Accumulated deficit	(8,311,890)	(6,830,854)	(58,308,525)

Less preferred stock dividends and beneficial conversion feature	-	-	(17,693,369)
Net loss applicable to common shareholders	$(8,311,890)	$(6,830,854)	$(76,001,894)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(2.25)

Weighted average common shares outstanding	85,488,150	83,711,708	33,812,173

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

	Years Ended		Inception
	December 31		9/18/2003 to
	2011	2010	12/31/2011
Cash Flows from Operating Activities
Accumulated deficit	$(8,311,890)	$(6,830,854)	$(58,308,525)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	1,014,661	673,170	2,672,122
Interest expense	-	-	1,970,251
Impairment of assets	308,882	361,793	2,062,161
Derivative revaluations (income)	(238,618)	(1,165,751)	(1,626,636)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	453,770	444,986	6,236,237

Changes in operating assets & liabilities
Accounts receivable	(87,432)	(27,607)	(316,223)
Other receivables	(17,276)	63,206	(140,289)
Prepaid expenses	(63,382)	(2,073)	(142,854)
Inventory, net	(1,288,613)	(420,468)	(2,717,172)
Accounts payable	(409,663)	(445,271)	2,175,002
Other liabilities	203,628	143,478	450,564
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	188,777	528,977	1,661,480

Net cash used by operating activities	(8,247,156)	(6,676,414)	(45,445,463)

Cash Flows from Investing Activities
Other receivables	12,000	(30,399)	(1,270,016)
Purchases of property & equipment	(3,002,130)	(3,557,458)	(11,756,670)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(2,990,130)	(3,587,857)	(13,194,574)

Cash Flows from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Repayment of notes payable	(105,039)	(101,937)	544,258
Net proceeds from sale of common stock	-	57,137	45,171,365

Net proceeds from exercise of warrants	-	359,266	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash (used) provided by financing activities	(105,039)	314,466	60,648,028

Net change in cash and cash equivalents	(11,342,325)	(9,949,805)	2,007,991
Effect of exchange rate on cash	(47)	348	(20,354)
Cash and cash equivalents - beginning	13,330,009	23,279,466	-
Cash and cash equivalents - ending	$1,987,637	$13,330,009	$1,987,637

The accompanying notes are an integral part of these consolidated financial statements

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For Periods Ended December 31, 2003 through 2011

(A Development Stage Company)

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Inception September 18, 2003	0	$0	$0	0	$0	$0	$0	$0	$0	$0
Shares to founders upon formulation of APC				1,360,000	137	(137)
Stock based compensation				170,000	17	48,936				48,953
Conversion of debt to equity				1,108,335	111	1,449,889	(350,000)			1,100,001
Debt discount from convertible debt						86,402				86,402
Unamortized discount on convertible debt						(77,188)				(77,188)
Fair value of options issued as loan inducements						15,574				15,574
Recapitalization:
- shares issued to Mega-C trust				6,147,483	615	(615)
- Equity acquired in recapitalization				1,875,000	188	(188)
Net Loss								(3,097,030)		(3,097,030)
Other comprehensive income (loss):
Foreign currency translation adjustment									(56,547)	(56,547)
Comprehensive loss										(3,153,577)
Balance at December 31, 2003	0	$0	$0	10,660,818	$1,067	$1,522,674	$(350,000)	$(3,097,030)	$(56,547)	$(1,979,836)
Shares issued to founders				445,000	45	(45)
Augmentation shares issued to Mega-C trust				180,000	18	(18)
Conversion of debt				283,333	28	451,813	350,000			801,841
Warrants in consideration for technology purchased						563,872				563,872
Common stock offering proceeds				823,800	81	1,607,053				1,607,134
Proceeds from exercise of warrants				475,200	48	867,972				868,020
Liability converted as partial prepayment on options						306,000				306,000
Stock based compensation				45,000	5	191,738				191,742
Fraction Shares Issued Upon Reverse Spilt				48,782	5	(5)
Net Loss								(3,653,637)		(3,653,637)
Other comprehensive income (loss):
Foreign currency translation adjustment									(74,245)	(74,245)
Comprehensive loss										(3,727,882)
Balance at December 31, 2004	0	$0	$0	12,961,933	$1,296	$5,511,054	$0	$(6,750,667)	$(130,792)	$(1,369,109)

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For Periods Ended December 31, 2003 through 2011

(A Development Stage Company)

Continued

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Balance at December 31, 2004	0	$0	$0	12,961,933	$1,296	$5,511,054	$0	$(6,750,667)	$(130,792)	$(1,369,109)

Proceeds from exercise of warrants & options				853,665	85	1,283,395	(496,000)			787,480
Common stock offering proceeds				600,000	60	1,171,310	(200,000)			971,370
Preferred stock offering proceeds	385,000	3,754,110					(25,000)			3,729,110
Conversion of preferred to common	(245,000)	(2,475,407)		1,470,000	147	2,475,260
Stock issued for services				500,000	50	1,524,950				1,525,000
Fair value of options for non-employee services						237,568				237,568
Employee incentive share grants				219,000	22	647,480				647,502
Impact of beneficial conversion feature						3,099,156		(3,099,156)
Preferred stock dividends		176,194						(176,194)
Net Loss								(6,325,113)		(6,325,113)

Other Comprehensive income (loss):
Foreign currency translation adjustment									(24,780)	(24,780)
Comprehensive loss										(6,349,893)
Balance at December 31, 2005	140,000	$1,454,897	$0	16,604,598	$1,661	$15,950,173	$(721,000)	$(16,351,130)	$(155,572)	$179,028

Preferred series-A proceeds	782,997		7,571,768							7,571,768
Preferred - dividends		119,092	103,101					(222,193)
Senior preferred Cancellation	(2,500)	(25,000)					25,000
Common stock offering proceeds				80,000	8	199,992	696,000			896,000
Proceeds from exercise of warrants				56,700	6	113,394				113,400
Employee incentive share grants				6,000	1	23,999				24,000
Augmentation shares issued to Mega-C trust				(500,000)	(50)	(1,124,950)				(1,125,000)
Stock based compensation						1,241,231				1,241,231
Fair value of warrants with related party debt						885,126				885,126
Modification of preexisting warrants						392,811				392,811
Fair value warrants issued for services						86,848				86,848
Beneficial conversion feature on related party debt						95,752				95,752
Beneficial conversion feature on preferred stock			(6,096,634)			6,709,970		(613,336)
Net Loss								(7,027,963)		(7,027,963)
Other comprehensive income (loss):
Foreign currency translation adjustment									(95,387)	(95,387)
Comprehensive loss										(7,123,350)

Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	$1,625	$24,574,346	$0	$(24,214,622)	$(250,959)	$3,237,614

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For Periods Ended December 31, 2003 through 2011

(A Development Stage Company)

Continued

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Balance at December 31, 2006	920,497	$1,548,989	$1,578,235	16,247,298	$1,625	$24,574,346	$-	$(24,214,622)	$(250,959)	$3,237,614
Preferred series-A proceeds	40,000		337,270							337,270
Preferred stock dividends		130,566	1,790,755					(1,921,321)
Employee incentive share grants				1,000	0	315,950				315,950
Stock based compensation						215,393				215,393
Fair value of warrants with related party debt						98,463				98,463
Modification of preexisting warrants		(164,179)				164,179
Beneficial conversion feature on preferred stock			6,096,634			400,000		(6,496,634)
Net Loss								(5,866,127)		(5,866,127)
Other Comprehensive income (loss):
Foreign currency translation adjustment									21,136	21,136
Comprehensive loss										(5,844,991)

Balance at December 31, 2007	960,497	$1,515,376	$9,802,894	16,248,298	$1,625	$25,768,331	$0	$(38,498,704)	$(229,823)	$(1,640,301)

Preferred stock dividends		141,359	976,340					(1,117,699)
Preferred converted into common stock	(104,000)		(1,338,875)	1,071,099	107	1,338,768
Bridge loans converted into common stock				514,611	51	1,080,633				1,080,684
Proceeds from Quercus Trust-net of costs				8,571,429	857	15,273,908				15,274,765
Employee incentive share grants				12,000	1	435,725				435,726
Stock based compensation						425,979				425,979
Fair value of warrants with related party debt						667,208				667,208
Fair value warrants issued for services						1,193,735				1,193,735
Net Loss								(9,494,659)		(9,494,659)
Other comprehensive income (loss):
Foreign currency translation adjustment									(19,446)	(19,446)
Comprehensive loss										(9,514,105)

Balance at December 31, 2008	856,497	$1,656,735	$9,440,359	26,417,437	$2,641	$46,184,287	$0	$(49,111,062)	$(249,269)	$7,923,691

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For Periods Ended December 31, 2003 through 2011

(A Development Stage Company)

Continued

	Preferred			Common				Deficit Accumulated During	Other Comprehensive Income Cumulative	Total Stockholders'
	Shares	Senior Preferred	Series-A Preferred	Shares	Common Stock Amount	Additional Paid- In Capital	Subscriptions Receivable	Development Stage	Translation Adjustments	Equity (Deficit)
Balance at December 31, 2008	856,497	$1,656,735	$9,440,359	26,417,437	$2,641	$46,184,287	$0	$(49,111,062)	$(249,269)	$7,923,691

Preferred stock dividends		126,497	909,819					(1,036,316)
Preferred converted into common stock	(88,100)		(1,280,308)	1,149,201	114	1,280,194
Senior Preferred Converted into common	(137,500)	(1,982,315)	0	1,390,944	139	1,982,176
Reclassify warrants to APIC upon conversion of senior preferred		164,179				(164,179)
Reclassify offering costs to APIC upon preferred conversion into common		34,904				(34,904)
Bridge loans converted to common stock				651,520	65	371,301				371,366
Proceeds from common stock offering-net of costs				45,825,716	4,583	24,923,740				24,928,323
Employee incentive share grants				333,000	33	500,451				500,484
Stock based compensation						441,120				441,120
Fair value of warrants with related party debt						34,002				34,002
Fair value warrants issued in lieu of liquidated damages						45,380				45,380
Cumulative adjustments from adoption of ASC 815 as of Jan 1, 2009						(6,877,176)		6,877,176
Reclassification of warrants to derivative liabilities						(2,450,542)				(2,450,542)
Extinguishment of derivative liabilities						7,126,155				7,126,155
Beneficial conversion feature on preferred stock						3,010,517		(3,010,517)
Net Loss								(14,578,427)		(14,578,427)
Other comprehensive income (loss):
Foreign currency translation adjustment									(2,704)	(2,704)
Comprehensive loss										(14,581,131)
Balance at December 31, 2009	630,897	$(0)	$9,069,871	75,767,818	$7,576	$76,372,520	$0	$(60,859,150)	$(251,973)	$24,338,844
Stock issuance costs						(55,894)				(55,894)
Preferred converted into common stock	(630,897)	-	(9,390,803)	8,785,484	879	9,389,924
Reclassify offering costs to APIC on series-A conversion			320,932			(320,932)
Warrants exercised				400,000	40	227,960				228,000
Mercatus settlement in shares				198,300	20	113,011				113,031
Mercatus warrant exercise				301,700	30	131,266				131,296
Incentive shares forfeited						(46,993)				(46,993)
Stock based comp.						491,978				491,978
Extinguishment of derivative liabilities						196,576				196,576
Net Loss								(6,830,854)		(6,830,854)
Other comprehensive income (loss):
Foreign currency translation adjustment									348	348
Comprehensive loss										(6,830,506)
Balance at December 31, 2010	0	$0	$0	85,453,302	$8,545	$86,499,416	$0	$(67,690,004)	$(251,625)	$18,566,332
Balance at December 31, 2010	0	$0	$0	85,453,302	$8,545	$86,499,416	$0	$(67,690,004)	$(251,625)	$18,566,332
Incentive shares granted				50,000	5	14,129				14,134
Stock based comp.				27,812	2	439.635				439,637
Net loss								(8,311,890)		(8,311,890)
Other comprehensive income (loss):
Foreign currency translation adjustment									(47)	(47)
Comprehensive loss										(8,311,890)
Balance at December 31, 2011	0	$0	$0	85,531,114	$8,552	$86,953,180	$0	$(75,693,012)	$(251,672)	$10,708,166

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

We are a development stage company that was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception we have been engaged in research and development of new technology to manufacture carbon electrode assemblies for our energy storage devices that we refer to as our PbC devices

Note 2 — Accounting Policies

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

Fair Value of Financial Instruments:   FASB ASC 825, “Financial Instruments ," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments to be cash or cash equivalents. Our investment policy is that we only invest cash in U.S. Government Treasuries with original maturities of six months or less. As of December 31, 2011, the company did not have any short-term investments.

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

A summary of inventory at December 31, 2011 and 2010 is as follows:

	2011	2010
Raw materials	$1,534,957	$1,053,825
Work in process	1,070,901	470,219
Finished goods	359,540	123,516
Inventory reserves	(248,225)	(219,000)
	$2,717,173	$1,428,560

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

A summary of property and equipment at December 31, 2011 and 2010 is as follows:

	Estimated useful life	2011	2010
Construction in progress		$1,651,204	$2,361,391
Leasehold improvements	Lesser of lease term or 10 years	371,948	154,650
Machinery & equipment	3-22 years	9,156,153	5,970,015
Less accumulated depreciation		(2,762,142)	(1,747,481)
Net		$8,417,163	$6,738,575

Depreciation expense was $1,014,661 and $673,170 for the years ended December 31, 2011 and December 31, 2010 respectively.

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

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. The Company recorded an impairment loss of $308,882 in 2011compared to an impairment loss of $361,793 in 2010.

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

On January 1, 2009, the Company adopted ASC topic 815-40, and as a result the 10,000,000 outstanding warrants issued to the Quercus Trust and another 1,485,714 warrants issued as payment of services related to this offering, both containing exercise price down round reset provisions that were previously classified in equity, were reclassified to derivative liabilities. As of January 1, 2009, these warrants were no longer deemed to be indexed to the Company’s own stock. The fair value of these derivative liabilities as of January 1, 2009 was $2,450,542 and was reclassified from additional paid-in capital. The significant assumptions used in the January 1, 2009 valuation were: the exercise price of $2.60; the market value of the Company’s common stock on January 1, 2009, $1.15; expected volatility of 49.44%; risk free interest rate of 1.28%; and a remaining contract term of 4.27 years.

On September 22, 2009, the exercise price for 10,000,000 warrants issued to The Quercus Trust was reset from $2.60 to $0.75.  On December 15, 2009 the 1,485,714 warrants issued in payment of services related to Quercus offering, were reset from $2.60 to $0.57.

On December 22, 2009 the derivative liability relating to the 10,000,000 Quercus Trust warrants was extinguished, and the liability valued on that date of $7,126,155 was reclassified back into equity.  The significant assumptions used in the December 22, 2009 valuation were: exercise price of $0.75; market value of the Company’s common stock of $1.30 on December 22, 2009, volatility of 61.5%; risk free interest rate of 1.22%; and a remaining contract term of 2.5 years.

On February 9, 2010, 100,000 warrants valued at $78,213 were exercised at $0.57 per share. On April 19, 2010, 100,000 warrants valued at $66,053 were exercised at $0.57 per share. On July 12, 2010, 100,000 warrants valued at $26,379 were exercised at $0.57 per share. On October 1, 2010, 100,000 warrants valued at $25,931 were exercised at $0.57 per share. The reduction in the fair value of the Company’s remaining 1,085,714 derivative liabilities were primarily driven by the decrease in stock price from $1.56 per share on December 31, 2009 to $0.57 per share on December 31, 2010, yielding a gain of $1,165,751 for the year ended December 31, 2010.

There were no warrants exercised during year ended December, 31, 2011.

A summary of the assumptions used for the derivative revaluations at December 31, 2011 and 2010 were as follows:

	2011	2010
Exercise price	$0.57	$0.57
Risk-free interest rate	0.25%	0.61%
Dividend yield	$-.	$-
Expected volatility	56.78%	71.14%
Expected term (in years)	1.27	2.27

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment in full is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There were no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2011.

Grants: The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as a reduced depreciation expense. The Company records government grants receivable in the consolidated balance sheets in other receivables.

Stock-Based Compensation: Prior to January 1, 2006, we accounted for stock option awards in accordance with the recognition and measurement provisions of former authoritative literature APB 25 and related interpretations, as permitted by former authoritative literature Statement of Financial Accounting Standard No. 123, (“SFAS 123”) “Accounting for Stock-Based Compensation” .. Under APB 25, compensation cost for stock options issued to employees was measured as the excess, if any, of the fair value of our stock at the date of grant over the exercise price of the option granted. Compensation cost was recognized for stock options, if any, ratably over the vesting period. As permitted by SFAS 123, we reported pro-forma disclosures presenting results and earnings as if we had used the fair value recognition provisions of SFAS 123 in the Notes to the Consolidated Financial Statements.

Effective January 1, 2006, we adopted the provisions of ASC topic 718 using the modified prospective transition method. Stock-based compensation related to employees and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees” (formerly EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments granted to Other Than Employees”). The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers the effective date pertaining to reclassification adjustments out of other accumulated comprehensive income in ASU 2011-05, until the FASB is able to reconsider those requirements. All other requirements of ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011, which coincide with the effective dates of the requirements in ASU 2011-05 amended by this Update. The Company has evaluated the impact of this Update on its financial statements and determined that there will be no change.

Note 3 — Grant Income Pertaining to Equipment

Grants from Commonwealth of Pennsylvania:    The Company records state grants received for equipment as deferred revenue based on qualifying equipment purchases that are billed to the Commonwealth for reimbursement. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2011, the liability for deferred revenue was $1,573,962 and other receivables included $140,389 for equipment grants invoiced in 2011. During the year 2011, $238,918 of income was recorded for the amortization of deferred revenue. As of December 31, 2010, the liability for deferred revenue from state equipment grants was $1,385,185, other receivables relating to equipment grants included $108,261 for equipment grants invoiced in 2010, and $187,900 of income was recorded for the amortization of deferred revenue.

Note 4 — Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 200,000,000 shares of common stock and 12,500,000 shares of preferred stock. The number of authorized common shares was increased by 75,000,000 pursuant to the Shareholder meeting vote on July 20, 2011.

Common Stock:   At December 31, 2011, 85,531,114 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

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

At December 31, 2011 and 2010, no shares of Series-A Convertible Preferred stock were issued and outstanding.

Equity Transactions –Year ended December 31, 2010 and 2011

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

There were no preferred stock transactions in 2011.

Warrants: On February 9, 2010, April 19, 2010, July 12, 2010, and October 1, 2010 a total of 400,000 warrants (100,000 warrants from each transaction) were exercised for a total of $228,000. During August 2010, 301,700 warrants issued were exercised for $131,266, in partial settlement of the Mercatus matter.

Common Stock Issuances: The following table represents per share issuances of common stock from inception through December 31, 2011, pursuant to FASB ASC 915, “Development Stage Enterprises”:

2003
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	9/18/2003	1,360,000	$0.00	Original capitalization-no contributed capital

APC Founder	9/18/2003	170,000	$0.29	Services rendered with respect to formation

Seed debt financing	12/31/2003	500,000	$1.00	Conversion of debt plus interest to common stock

Series I convertible debt	12/31/2003	533,334	$1.50	Conversion of debt plus interest to common stock

Series II convertible debt	12/31/2003	75,000	$2.00	Conversion of debt plus interest to common stock

Mega-C Trust	12/31/2003	6,147,484	$0.00	In lieu of shares issuable to founders

Tamboril shareholders	12/31/2003	1,875,000	$0.00	Recapitalization at fair market value of Tamboril assets

2003 Totals		10,660,818	$0.14

2004
Description:	Date	Shares	Per share valuation	Business reason:
Shares issued to founders	1/9/2004	445,000	$0.00	In lieu of shares issuable to founders

Mega-C Trust	1/9/2004	180,000	$0.00	Adjustment is shares issuable to founders

Officer	1/9/2004	45,000	$1.60	Services rendered by former officer

Series I convertible debt-Igor Filipenko	1/9/2004	50,000	$1.00	Conversion of debt plus interest to common stock

Series II convertible debt-Turitella	1/9/2004	133,333	$1.50	Conversion of debt plus interest to common stock

Series III convertible debt-Turitella	1/9/2004	100,000	$2.00	Conversion of debt plus interest to common stock

Series II common stock offering	2/1/2004	175,000	$2.00	Common stock & warrants issued for cash

Series III common stock offering	3/31/2004	288,100	$3.00	Common stock & warrants issued for cash

Exercise of Series I warrants	Various	316,700	$1.50	Warrants exercised pursuant to original terms

Exercise of Series II warrants	Various	125,000	$2.28	Warrants exercised pursuant to original terms

Exercise of Series II warrants	Various	33,500	$3.23	Warrants exercised pursuant to original terms

November emergency funding	11/1/2004	314,000	$1.50	Common stock & warrants issued for cash

December emergency funding	12/1/2004	46,700	$1.50	Common stock & warrants issued for cash

Fractional shareholders	12/31/2004	48,782	$0.00	Shares issued due to reverse split rounding formula

2004 Totals		2,301,115	$1.37

38

2005
Description:	Date	Shares	Per share valuation	Business reason:
Mega-C Trust	2/28/2005	500,000	$3.05	Trust augmentation

Banca di Unionale	3/18/2005	30,000	$2.00	Conversion of Preferred and accrued dividends

Banca di Unionale	4/20/2005	20,000	$2.00	Conversion of Preferred and accrued dividends

C&T employees	4/1/2005	219,000	$2.50	Employee incentive share grants

7 individuals	6/10/2005	29,565	$3.57	Exercise of Director options

3 individuals	7/11/2005	190,000	$1.58	Conversion of Preferred and accrued dividends

Banca di Unionale	7/11/2005	10,000	$1.60	Exercise of preferred warrants

3 individuals	8/28/2005	150,000	$1.67	Conversion of Preferred and accrued dividends

James Smith	9/7/2005	30,000	$1.67	Conversion of Preferred and accrued dividends

2 individuals	9/28/2005	1,050,000	$1.69	Conversion of Preferred and accrued dividends

2 individuals	Various	226,900	$1.79	Exercise of Series I warrants

3 individuals	Various	91,200	$2.40	Exercise of Series III warrants

2 individuals	Various	25,000	$1.60	Exercise of Preferred warrants

Officer	10/20/2005	446,000	$1.00	Exercise of warrants and options

Officer	10/20/2005	25,000	$2.00	Exercise of warrants

6 individuals	12/1/2005	600,000	$2.00	Common stock and warrants

2005 Totals		3,642,665	$1.94

2006
Description:	Date	Shares	Per share valuation	Business reason:
2 individuals	4/21/2006	80,000	$2.50	Common stock and warrants issued for cash

Officer	4/21/2006	56,700	$2.00	Exercise of non-plan incentive option by CEO

Officer	4/21/2006	6,000	$4.00	Unrestricted share grant to CTO

Mega-C Trust	11/28/2006	(500,000)	$2.25	Return of shares per settlement agreement

2006 Totals		(357,300)	$2.20

2007
Description:	Date	Shares	Per share valuation	Business reason:
Officer	12/1/2007	1,000	$2.30	Unrestricted share grant to VP Mfg Eng.

2007 Totals		1,000	$2.30

39

2008
Description:	Date	Shares	Per share valuation	Business reason:
The Quercus Trust	1/14/2008	1,904,762	$2.10	Securities purchase agreement

1 individual	3/31/2008	106,659	$2.10	2007 Bridge Loan Conversion

The Quercus Trust	4/8/2008	1,904,762	$2.10	Securities purchase agreement

1 individuals	4/21/2008	25,000	$2.10	2007 Bridge Loan Conversion

Lichtensteiniche Landsbank	5/6/2008	508,512	$1.25	Series-A Preferred Conversions

Director	5/29/2008	2,000	$2.10	2007 Bridge Loan Conversion

The Quercus Trust	6/30/2008	4,761,905	$2.10	Securities purchase agreement

Director	6/30/2008	380,952	$2.10	2007 Bridge Loan Conversion

1 individual	8/20/2008	520,787	$1.25	Series-A Preferred Conversion

1 individual	9/11/2008	41,800	$1.25	Series-A Preferred Conversion

V.P. Mfg Engineering	01/01/2008-12/01/2008	12,000	$1.85	Unrestricted share Grant

2008 Totals		10,169,139	$2.01

2009
Description:	Date	Shares	Per share valuation	Business reason:
V.P. Mfg Engineering	01/01/2009-12/01/2009	23,000	$1.55	Unrestricted share Grant

CFO	6/16/2009	30,000	$1.41	Unrestricted share Grant

New Energy Fund	7/21/2009	286,735	$1.25	Series-A Preferred Conversions

Fursa Global Event Driven Fund LP	11/4/2009	862,466	$1.07	Series-A Preferred Conversions

Director	12/23/2009	252,912	$1.43	Senior Preferred Conversion

Director	12/23/2009	431,297	$1.43	Senior Preferred Conversion

8 individuals	12/23/2009	706,735	$1.43	Senior Preferred Conversion

11 individuals	12/23/2009	719,664	$0.57	Common stock placement fees

48 investors	12/22/2009	45,106,052	$0.57	Securities purchase agreement, net of 2009 Bridge Loan conversion

Director	12/22/2009	300,620	$0.57	2009 Bridge Loan conversion

1 individual	12/22/2009	350,900	$0.57	2009 Bridge Loan conversion

CTO	12/29/2009	280,000	$1.50	Unrestricted share Grant

2009 Totals		49,350,381	$0.61

40

2010
Description:	Date	Shares	Per share valuation	Business reason:
1 individual	1/26/2010	1,426,960	$1.07	Series-A conversion

1 individual	2/9/2010	100,000	$0.57	Warrant Exercise

18 individuals	2/24/2010	3,453,899	$1.07	Series-A conversion

Director	2/24/2010	1,692,160	$1.07	Series-A conversion

Officer	2/24/2010	275,296	$1.07	Series-A conversion

Director	2/24/2010	1,937,169	$1.07	Series-A conversion

1 individual	4/19/2010	100,000	$0.57	Warrant Exercise

1 individual	7/12/2010	100,000	$0.57	Warrant Exercise

1 individual	7/28/2010	301,700	$0.44	Mercatus Warrants

1 individual	10/1/2010	100,000	$0.57	Warrant Exercise

2 individuals	12/15/2010	198,300	$0.57	Settlement of accrued liabilities to selling shareholders in the Mercatus settlement

2010 Totals		9,685,484	$1.02

2011
Description:	Date	Shares	Per share valuation	Business reason:
1 individual	6/15/2011	50,000	$0.66	Employee exercised incentive options

Director non-cash compensation	8/4/2011	12,837	$0.65	Stock compensation in lieu of cash

Director non-cash compensation	10/26/2011	14,975	$0.60	Stock compensation in lieu of cash

		77,812	0.65

Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2011 and 2010, with summary information on the various warrants issued by the Company in private placement transactions, warrants exercised to date, warrants that are presently exercisable and the current exercise prices of such warrants.

		2011		2010
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Warrants outstanding January 1	12,973,820	$1.18	13,965,433	$1.36

Granted during year	-	-

Exercised			(701,700)	.51

Lapsed	(1,077,750)	4.74	(289,913)	6.00

Outstanding at December 31	11,896,070	$0.85	12,973,820	$1.18

Weighted average years remaining	1.3		2.2

On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The Amendment resets the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share, and is reflected in this table by reducing the weighted average exercise price of warrants outstanding as of January 1, 2009 from $2.94 to $1.44 per share.  In Amendment No. 2 to the Securities Purchase Agreement dated December 15, 2009, The Quercus Trust agreed to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share. On December 22, 2009 the 1,485,714 warrants issued in payment of services related to Quercus offering, were reset from $2.60 to $0.57 per share. The reset in the exercise price of the Quercus related warrants decreased the weighted average exercise price for warrants outstanding at December 31, 2009 from $2.90 to $1.36 per share

As of December 31, 2011 and 2010, 1,085,714 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluation” on the consolidated statements of operations.

Note 5 – Equity Compensation

On August 4, 2011, Axion issued 12,837 shares of stock in lieu of cash compensation to members of the Board of Directors.

Non- cash compensation expense recognized was $8,370.

On October 26, 2011, Axion issued 14,975 shares of common stock in lieu of cash compensation to members of the Board of Directors. Non-cash compensation expense recognized was $8,910.

On January 30, 2012, subsequent to year end, Axion issued 27,844 shares of common stock in lieu of cash compensation to members of the Board of Directors. Non-cash compensation expense recognized was $8,910.

The compensation expense that has been recognized for options granted was $413,447 and $491,979 for the years ended December 31, 2011 and 2010 respectively. There was no dilutive impact per share during 2011 compared to $0.01 for 2010. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2011, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

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

The incentive stock plan authorizes a variety of awards including incentive stock options, non-qualified stock options, shares of restricted stock, and shares of phantom stock and stock bonuses. In addition, the plan authorizes the payment of cash bonuses when a participant is required to recognize income for federal income tax purposes because of the vesting of shares of restricted stock or the grant of a stock bonus.

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

There are no incentive stock options outstanding at December 31, 2011.

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

There were no issuances in 2011.

Stock Options Held by Officers, Employees, and Consultants Not Approved by Stockholders:

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest Rate %	Dividend Yield %	Expected Volatility %	Expected Life
2004	3.8	0.0	59.1	60 months
2005	4.0	0.0	52.0	100 months
2006	4.7	0.0	53.6	45 months
2007	3.9	0.0	54.4	62 months
2008	2.8	0.0	51.4	58 months
2009	2.0	0.0	53.0	80 months
2010	2.3	0.0	58.0	69 months
2011	1.4	0.0	59.4	76 months

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

The following table provides consolidated summary information on the Company’s stock option activity for the years ended December 31, 2004 through 2011.

		2004
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2003	-	$0.00	$0.00
Granted	736,350	3.53	2.87
Exercised	-	0.00	0.00
Forfeited or lapsed	-	0.00	0.00
Options outstanding at December 31, 2004	736,350	$3.53	$2.87	6.34

		2005
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	736,350	$3.53	$2.87
Granted	1,254,500	2.48	1.34
Exercised	(358,865)	1.65	2.32
Forfeited or lapsed	(182,100)	3.04	1.44
Options outstanding at December 31, 2005	1,449,885	$3.12	$1.86	7.73

		2006
		Weighted Average
All Plan & Non- Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,449,885	$3.12	$1.86
Granted	1,191,000	5.42	0.82
Exercised	-	0.00	0.00
Forfeited or lapsed	(894,000)	3.24	1.94
Options outstanding at December 31, 2006	1,746,885	$4.65	$1.035	3.70	$634,903
Options exercisable at December 31, 2006	1,192,385	$5.11	$0.97	2.90	$254,903

		2007
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	1,746,885	$4.65	$1.03
Granted	228,000	4.82	0.87
Exercised	-	0.00	0.00
Forfeited or lapsed	(124,000)	2.50	1.14
Options outstanding at December 31, 2007	1,850,885	$4.81	$1.00	1.5	$18,000
Options exercisable at December 31, 2007	1,442,385	$4.88	$0.93	2.0	$6,000

44

		2008
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	1,850,885	$4.81	$1.00
Granted	969,055	2.38	0.73
Exercised	-	0.00	0.00
Forfeited or lapsed	-	0.00	0.00
Options outstanding at December 31, 2008	2,819,940	$3.98	$0.91	3.1	$0
Options exercisable at December 31, 2008	1,831,690	$4.75	$0.90	1.4	$0

		2009
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,819,940	$3.98	$0.91
Granted	164,565	1.64	0.70
Exercised	-	-	-
Forfeited or lapsed	(1,101,035)	5.71	0.68
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02	4.1	$51,890
Options exercisable at December 31, 2009	1,077,155	$3.16	$1.14	2.9	$10,440

		2010
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	1,883,470	$2.77	$1.02
Granted	2,074,970	1.47	0.49
Exercised	-	-	-
Forfeited or lapsed	(379,920)	3.17	1.11
Options outstanding at December 31, 2010	3,578,520	$1.97	$0.70	4.7	$-
Options exercisable at December 31, 2010	1,660,910	$2.42	$0.91	3.4	$-

		2011
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,578,520	$1.97	$0.70
Granted	300,104	1.50	0.30
Exercised	-	-	-
Forfeited or lapsed	(248,774)	2.17	0.68
Options outstanding at December 31, 2011	3,629,850	$1.92	$0.67	4.0	$-
Options exercisable at December 31, 2011	2,515,660	$2.12	$0.77	3.2	$-

The following table summarizes the status of the Company’s non-vested options:

All non-vested stock options as of December 31, 2011	Shares	Fair Value
Options subject to future vesting at December 31, 2010	1,917,610	$0.52
Options granted	300,104	0.30
Options forfeited or lapsed	(127,774)	0.21
Options vested	(975,750)	0.56
Options subject to future vesting at December 31, 2011	1,114,190	$0.45

As of December 31, 2011, there was $474,872 of unrecognized compensation related to non-vested options compared to $825,726 at December 31, 2010. The Company expects to recognize the cost over a weighted average period of 0.9 years. The total fair value of options vested was $888,318 and $1,515,274 for 2011 and 2010, respectively.

Note 6 — Earnings/Loss Per Share

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009, 2010, and 2011 weighted-average number of common shares outstanding would have increased by 785,897, 1,386,612, 2,970,730, 2,135,938, 8,975,643, 9,566,738, 15,825,589, 1,519,892, and 161,219 respectively, for the fiscal years, reflecting no change to dilutive securities in the calculation of diluted earnings per share. The increase in weighted average common shares for the cumulative period since inception (September 18, 2003) to December 31, 2011 is 8,128,594 shares.

Note 7 — Income Taxes Expense (Benefit)

A summary of the components giving rise to the income tax expense (benefit) for the periods ended December 31, 2011 and 2010 is as follows:

	2011		2010
Current income tax expense:
Federal		$-	$-
State		-	-
Foreign		-	-
		$-	$-

Deferred income tax provision (benefit):
Federal		$(2,857,000)	$(2,711,000)
State		(555,000)	(584,000)
Foreign		48,000	(441,000)
Total deferred tax		(3,364,000)	(3,736,000)
Less increase in allowance		3,364,000	3,736,000
Net deferred tax	$	.	$-

Total income tax expense (recovery)		$-	$-

Individual components giving rise to the deferred tax asset are as follows:	2011	2010

Future tax benefit arising from net operating loss carry forwards	17,748,000	$14,584,000
Future tax benefit arising from available tax credits	1,373,000	1,373,000

Future tax benefit arising from options/warrants issued for Services	1,029,000	845,000
Other	225,000	209,000
Total future tax benefit	20,375,000	17,011,000
Less valuation allowance	(20,375,000)	(17,011,000)
Net deferred tax	$-	$-

The components of pretax net loss are as follows:	2011	2010
United States	$(8,309,197)	$(6,838,031)
Foreign	(2,693)	7,177
	$(8,311,890)	$(6,830,854)

The Company has net operating loss carry forwards of $39,900,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2030. The Canadian carry forwards expire at various dates between 2012 and 2030. The Company also has generated Canadian tax credits related to research and development activities.  The credit, amounting to $734,000 U.S. Dollars, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2026. The Company has adopted FASB ASC 740, which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carry forwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying Consolidated Statements of Operations for the periods ended December 31, 2011 and 2010 is as follows:

	2011	2010
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Prior period adjustments	0.00%	(1.9)%
State taxes, net	(6.7)%	(8.5)%
Foreign currency fluctuation	0.6%	(2.3)%
U.S. tax credits	0.0%	(2.2)%
Revaluation of Derivatives	(0.5)%	(5.8)%
Other	0.1%	0.2%
Change in valuation allowance	40.5%	54.7%
Effective income tax rate	0.0%	0.0%

The Company adopted the provisions of FASB ASC 740-10 “Income Taxes” on January 1, 2008.  As the result of the assessment, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2011, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 8 — Related Party Transactions

Trust for the Benefit of the Shareholders of Mega-C Power Corp: The Trustee for The Trust for the Benefit of the Shareholders of Mega-C Power Corp. served as an officer of one of our consolidated companies in 2004. Effective December 22, 2009 with the private placement, the percentage beneficial ownership held by the Mega-C Trust fell below 5% and is no longer a Related Party.

Transactions with C&T: A former board member of the Company, Dr. Igor Filipenko, was the former majority shareholder of C&T prior to the acquisition by the Company. The Board of Directors on August 21, 2009 approved the issuance of warrants to purchase not more than 1,600,000 shares of common stock at an exercise price of $2.00 per share and a term of two years to the C&T Group. On January 11, 2010, Dr. Igor Filipenko gave notice of his resignation as a director of the Company, effective immediately. On December 31, 2011 these warrants have not yet been issued pending "mutual understanding" between the parties.

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

Warrants: On September 22, 2009, we entered into an Amendment to Warrants and Securities Purchase Agreement with The Quercus Trust, amending the January 14, 2008 Warrant and Securities Purchase Agreement. The Amendment resets the exercise price for warrants previously issued to Quercus from $2.60 per share to $0.75 per share. On December 15, 2009, in Amendment No. 2 to the Securities Purchase Agreement, The Quercus Trust agreed to waive further anti-dilution rights on its warrants to purchase our common stock below an exercise price of $0.75 per share subject to the close of the Private Placement which occurred on December 22, 2009

Note 9 — Supplemental Cash Flow Information

 Cash payments for interest during the years ended December 31, 2011 and December 31, 2010 were $18,042 and $21,143 respectively. There were no payments of income taxes during the years ended December 31, 2011 and 2010.

Note 10 — Commitments and Contingencies and Significant Contracts

Facilities: On March 28, 2010, we renewed our lease for existing space at our manufacturing plant, located at 3601 Clover Lane, in New Castle, Pennsylvania. The salient terms of the Lease are as follows:

•	The term commenced on April 3, 2010 with an initial term of three years.

•	The renewal lease may be extended for two successive five-year renewal options with future rent to be negotiated at a commercially reasonable rate.

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

•	The rental amount for the initial term is $17,200 per month, which is fixed through 2013. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

•	On May 26, 2011 we executed an addendum to the existing lease agreement which resulted in the lease of an additional 2,160 square feet of additional space for $500.00 per month. There were no other changes to the existing lease.

•	With the execution of the addendum we now lease 72,598 square feet for a monthly rent of $17,200.

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

Purchase Orders

On May 11, 2010, the Company was awarded federal contract number N00014-10-C-0094. Under the terms of the agreement, Axion shall furnish personnel and facilities to conduct the research effort for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This cost-plus-fixed-fee completion contract requires scientific or technical reports to be delivered, inspected and accepted prior to reimbursement. Costs incurred during the performance period, will be reimbursed quarterly. The final report was delivered in July, 2011. The contract, provided $1,004,747 to us in funding for this project, and is subject to a financial audit upon contract completion which we anticipate will occur in 2012.

Selling price was determined by periodic spending using the hourly labor, overhead, and G&A rates submitted with the proposal. The rates are subject to adjustment at the end of contract, and secured by the unpaid fixed fee. Revenue based on the proportionate performance of the work performed was recognized from inception to completion when collection of the reimbursement was reasonably assured. Recognition of the fixed fee was postponed to contract completion. Fixed fee billings were recorded under deferred revenue. The contract contributed $387,645 to service revenue during 2011 and $535,105 in 2010.

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

Note 11 — Subsequent Events

On January 23, 2012, the Company announced that Vani Kumar Dantam joined Axion Power International, Inc in the newly appointed position of Senior Vice President-Business Development, Sales and Marketing.  From 2010 to 2011, Mr. Dantam served as the Vice President – Business Development & Sales for Ener 1, a manufacturer of EV and HEV batteries. During his tenure with Ener 1, Dantam developed over 35 comprehensive proposals for new global customers, building a pipeline of over $500 million in EV and HEV battery business. From 1994 to 2010, Dantam was employed with Remy International, as Director – Sales & Marketing, Global Director – Heavy Duty Sales & Marketing (2004-2009) and Global Director – Hybrid & Traction Motor Sales & Business Development (2009 – 2010). Mr. Dantam holds an MBA ( Finance and International Business ) from Indiana University, an MS, Mechanical Engineering from Vanderbilt University and a BE, Metallurgical Engineering from Banaras Hindu University- in India. Under the terms of his employment agreement effective January 1, 2012, which has a term of three years, Mr. Dantam receives an annual salary of $225,000, which is subject to review on an annual basis, a $20,000 sign on bonus, bonuses as determined by the compensation committee, and a 5-year option to purchase 150,000 shares of our common stock at a price of $1.50 per share, 15,020 options shall vest upon execution of this contract and, beginning in March 2012, 3,970 options will vest monthly through the remaining 34 months of this contract.

On February 3, 2012 the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million.  The shares sold, par value $0.0001 were priced at $0.35, which was the volume-weighted average price of the shares over a 40-day trading period prior to the commencement of the offering.  The shares were sold pursuant to a shelf registration statement declared effective July 14, 2011.  Net proceeds were approximately $8.6 million after the expenses of the offering and placement fees, will be used for working capital, capital expenditures and general corporate purposes.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A         Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2011 (“Evaluation Date”), the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

During the three months ended December 31, 2011, there were no significant changes in our internal control over financial reporting.

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

PART IV

Item 15 Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004. (3)
3.6	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated June 14, 2010.	(25)
3.7 4.1	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated July 22, 2011. Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)
4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)
4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)
4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006.	(19)
4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
4.12	Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)
4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)
4.14	Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $.0001 Per Share, of Axion Power International, Inc. dated February 24, 2010.
9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)

10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)
10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)
10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)

10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)

10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)
10.41 10.42 10.43 10.44

Commercial Lease with Becan Development, LLC dated November 4, 2010.

Form of Subscription Agreement

Placement Agency Agreement, dated January 31, 2012

Employment Agreement with Vani Kumar Dantam, dated January 2012

		(28) (30) (30)

53

31.1 32.2 32.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

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
(28) (29) (30)

Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.

Incorporated by reference from our Current Report on Form 8-K dated July 22, 2011.

Incorporated by reference from our Current Report on Form 8-K dated January 31, 2012.

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

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2011 and 2010, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Principal Executive Officer and Director

Dated: March 30, 2012

AXION POWER INTERNATIONAL, INC.

By:	/s/ Charles R. Trego
Charles R. Trego, Principal Financial Officer

Dated: March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Averill
Robert G. Averill	Director	March 30, 2012

/s/ Glenn Patterson
Glenn Patterson	Director	March 30, 2012

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	March 30, 2012

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	March 30, 2012

