Form 10-Q
period 2012-03-31
Axion Power International, Inc.
filed 2012-05-14
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at April 23, 2012
Common Stock, $0.0001 par value	113,211,091

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$8,520,232	$1,987,637
Accounts receivable	506,266	309,354
Other receivables	63,031	162,249
Prepaid expenses	87,516	145,442
Inventory, net	2,597,211	2,717,173
Total current assets	11,774,256	5,321,855

Property & equipment, net	8,398,205	8,417,163
Other receivables - long term	50,000	53,000
TOTAL ASSETS	$20,222,461	$13,792,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$677,507	$520,358
Other current liabilities	359,974	429,432
Notes payable	104,777	104,777
Total current liabilities	1,142,258	1,054,567

Deferred revenue	1,517,247	1,573,962
Derivative liabilities	53,570	15,843
Notes payable	412,725	439,480
Total liabilities	3,125,800	3,083,852

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized	-	-
Common stock-200,000,000 shares authorized $0.0001 par value
113,211,091 shares issued & outstanding (85,531,114 in 2011)	11,321	8,552
Additional paid in capital	95,671,664	86,953,180
Deficit accumulated during development stage	(78,334,683)	(76,001,894)
Cumulative foreign currency translation adjustment	(251,641)	(251,672)
Total stockholders' equity	17,096,661	10,708,166
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$20,222,461	$13,792,018

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Company)

UNAUDITED

	Three Months Ended		Inception
	March 31,		9/18/2003 to
	2012	2011	3/31/2012
Product	$1,760,562	$1,035,442	$14,052,555
Service	-	24,000	1,279,726
Net sales	1,760,562	1,059,442	15,332,281

Costs and expenses
Product costs	1,566,570	803,534	12,163,529
Research & development	1,400,823	1,074,952	30,271,715
Selling, general & administrative	1,083,419	1,033,538	30,848,103
Interest expense	4,015	-	2,381,186
Impairment of assets	-	-	2,062,160
Derivative revaluations	37,727	508,669	(1,588,909)
Mega C Trust share augmentation	-	-	400,000
Interest & other income	797	923	(568,489)
Loss before income taxes	(2,332,789)	(2,362,174)	(60,637,014)

Income taxes	-	-	4,300
Accumulated deficit	(2,332,789)	(2,362,174)	(60,641,314)

Less preferred stock dividends and beneficial conversion feature	-	-	(17,693,369)
Net loss applicable to common shareholders	$(2,332,789)	$(2,362,174)	$(78,334,683)

Foreign Currency Translation Adjustment	(31)	-	(251,641)
Comprehensive Income(Loss)	$(2,332,758)	$(2,362,174)	$(78,083,042)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(2.19)

Weighted average common shares outstanding	103,165,552	85,453,302	35,832,565

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

  UNAUDITED

	Three Months Ended		Inception
	March 31,		9/18/2003 to
	2012	2011	3/31/2012
Cash Flows from Operating Activities

Accumulated deficit	$(2,332,789)	$(2,362,174)	$(60,641,314)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	355,370	209,544	3,027,492
Interest expense	-	-	1,970,251
Impairment of assets	-	-	2,062,161
Derivative revaluations	37,727	508,669	(1,588,909)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	95,309	129,248	6,331,546

Changes in operating assets & liabilities
Accounts receivable	(196,912)	(652,006)	(513,135)
Other receivables - long term	99,218	3,034	(41,071)
Prepaid expenses	57,926	20,357	(84,928)
Inventory, net	119,962	(768,315)	(2,597,210)
Accounts payable	157,150	1,067,442	2,332,152
Other current liabilities	(69,458)	28,794	381,106
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(56,715)	(57,620)	1,604,765

Net cash used by operating activities	(1,733,212)	(1,873,027)	(47,178,675)

Cash Flows from Investing Activities
Other receivables	3,000	3,000	(1,267,016)
Purchases of property & equipment	(336,412)	(970,858)	(12,093,082)
Investment in intangible assets	-	-	(167,888)
Net cash provided (used) by investing activities	(333,412)	(967,858)	(13,527,986)

Cash Flows from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Repayment of notes payable	(26,755)	(25,967)	517,503
Net proceeds from sale of common stock	8,626,007	-	53,797,372
Net proceeds from exercise of warrants	-	-	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash provided (used) by financing activities	8,599,252	(25,967)	69,247,280
Net change in cash and cash equivalents	6,532,628	(2,866,852)	8,540,619
Effect of exchange rate on cash	(33)	-	(20,387)
Cash and cash equivalents - beginning	1,987,637	13,330,009	-
Cash and cash equivalents - ending	$8,520,232	$10,463,157	$8,520,232

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.	Recent Accounting Pronouncements

In May 2011, the FASB issued Update No. 2011-04 related to fair value measurements and disclosures in the financial statements, which updates ASC Topic 820 “Fair Value Measurement”.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not materially expand the Company’s consolidated financial statement footnote disclosures.

In June 2011, the FASB issued Update No. 2011-05 related to the presentation of comprehensive income in the financial statements, which updates ASC Topic 220 “Comprehensive Income”.  The Update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Under the new guidance, the Company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation. The Company presented the total of comprehensive income as a single continuous statement of comprehensive income.

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

Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Elements of costs include raw materials, components, labor, and overhead are as follows:.

	March 31, 2012	December 31, 2011
Raw materials and components	$1,066,002	$1,534,957
Work in process	1,426,528	1,070,901
Finished goods	313,888	359,540
Inventory reserves	(209,207)	(248,225)
	$2,597,211	$2,717,173

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

4.	Warrants

The following table provides summary information on warrants outstanding as of March 31, 2012:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2011	11,896,070	$0.85	1.3
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed			-
Warrants outstanding at March 31, 2012	11,896,070	$0.85	1.0

As of March 31, 2012, 1,085,714 warrants were classified as derivative liabilities. Each reporting period, the warrants are revalued and adjusted through the caption “derivative revaluations” on the statements of operations.

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

During the three months ended March 31, 2012, the Company granted a total of 315,000 stock options:

On January 1, 2012, two employees were granted options to purchase a cumulative total of 90,000 shares of our common stock at an exercise price of $1.50 per share. 9,018 of these options vested in January 2012; 2,454 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $6,552, utilizing the Black-Scholes-Merton model with $1,638 of compensation expense to be recorded in 2012.

On January 6, 2012, an employee was granted options to purchase 150,000 shares of our common stock at an exercise price of $1.50 per share. 15,020 of these options vested in January 2012; 3,970 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $ 21,384, using the Black-Scholes-Merton model with $5,346 of compensation expense to be recorded in 2012.

On March 12, 2012, an employee was granted options to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share. 7,515 of these options vested in March 2012; 2,045 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $8,856, using the Black-Scholes-Merton model with $2,214 of compensation expense to be recorded in 2012.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table for the quarter ended March 31, 2012.

Risk-free interest rate	1.02%
Dividend yield	$ -
Expected volatility	60.43%
Expected term (in years)	4.0

The compensation expense for options was $89,861 for the three months ended March 31, 2012 and had no impact on the diluted loss per share.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the three months ended March 31, 2012, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

The following table provides summary information on all outstanding options based on grant date as of March 31, 2012:

		2012
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,629,850	$1.92	$0.67	4.0	$
Granted	315,000	$1.50	$0.12
Exercised	-	$-	$-
Forfeited or lapsed	(219,768)	$2.27	$0.73
Options outstanding at March 31, 2012	3,725,082	$1.86	$0.62	4.0	$
Options exercisable at March 31, 2012	2,579,571	$2.04	$0.72	3.2	$

The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 was $0.12. There were no options exercised during the three months ended March 31, 2012.

The following table provides summary information on all non-vested stock options as of March 31, 2012:

	All Plan & Non-Plan Compensatory Options
	Shares	Fair Value
Options subject to future vesting at December 31, 2011	1,114,190	$0.45
Options granted	315,000	0.12
Options forfeited or lapsed	(73,768)	0.24
Options vested	(207,400)	0.41
Options subject to future vesting at March 31, 2012	1,145,511	$0.37

As of March 31, 2012, there was $334,766 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 0 .9 years. The total fair value of options which vested during the three months ended March 31, 2012 was $84,742 ($79,013 during the three months ended March 31, 2011).

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

If the Company had generated earnings during the three months ended March 31, 2012, the Company would have added 1,397,846 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the three months ended March 31, 2011, the Company would have added 1,640,318 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.	Stockholder’s Equity

On February 3, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds of approximately $8.6 million after the expenses of the offering and placement fees.

This event is primarily responsible for the increase in par value and paid in capital reported in the financial statements.

8.	Subsequent Events

On April 26, 2012, Norfolk Southern Corp (NS) placed an order for PbC batteries for use in a battery-powered locomotive. This first $400,000 purchase order is part of a $475,000 total purchase order that will be used in the commissioning of Norfolk Southern's NS-999. The total purchase order will be shipped and deployed in the next 90 – 120 days.

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

Since inception, we have received $69.2 million in cash generated from financing activities of which $60.7 million was used to fund research and development activities, capital expenditures, infrastructure and working capital.

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

Financing Activities

On February 3, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds of approximately $8.6 million after the expenses of the offering and placement fees.

Award Activities: Grants and Contracts:

In February of this year, the final portion of the Commonwealth Financing Authority (CFA) grant for $41,171 was billed. As of March 31, 2012 there are no open or unbilled Grants or Contracts.

Results of Operations

Our strategy for some time has been to utilize traditional production to train our work force, test our systems and incorporate quality improvements that we believe will ultimately benefit future PbC production. We continue the modernization of our second lead-acid production line; the rebuild of five casting machines; addition of new welding equipment; and a 35% expansion of our formation area.

Software improvements and mechanical tweaking continue to improve thru-put on our automated robotic electrode production line. All stations currently participate in the fabrication process as the line runs end to end. We are comfortable with the design modifications and will incorporate them into our next planned electrode production line.

Norfolk Southern (“NS”) accepted delivery of large strings of PbC batteries to further their platform testing. We performed duplicate testing in New Castle, as well as comparison testing with other battery technologies. As part of our agreement with NS, Penn State University is also performing string testing on our PbC batteries. The data from all battery system testing to date confirmed PbC batteries are performing as anticipated. The success of this testing is allowing us to expand the locomotive application to include other locomotive end users and locomotive integrators.

Expanding potential customer base also applies to the emerging hybrid vehicle market. We have shipped our latest battery iteration to those OEM’s that we have been working most closely with, relative to their incorporation of stop-start technology. As we have previously reported, the OEM’s interest has been fueled by our White Paper that highlights the importance of “charge acceptance” in battery products designed for these markets. The OEM’s are not the only ones recognizing what we have been saying for years relative to the importance of charge acceptance in partial state of charge applications. The ELBC 2012 Conference (the world’s largest lead acid battery conference) is devoting an entire session to this topic at their Fall session.

Our onsite PowerCubeTM (“Cube”) project continues to respond to signals from the grid in conjunction with our partnership arrangement with Viridity and PJM. There is a high interest level in our Cube technology for several applications. In addition to dispatchable power, we will be proving out the Cube’s ability to provide power quality, back-up power, power smoothing, and load leveling. Our .5MW Cube is a building block size unit that can easily be scaled up or down.

We continue to evaluate the market for smaller Cubes for residential and community storage and larger Cubes for utilities, oil rigs and other larger applications such as solar and wind. We anticipate establishing additional formal marketing agreements for some of these applications in 2012.

Other highlights of the first quarter of 2012 include:

•	In January, we were awarded a purchase order from Siltek, Inc. confirming their participation in a Zero Energy Building in the Washington D.C. Naval Yard. Axion will be providing an array of its PbC batteries, system electronics and battery management system that together will serve as an example of Axion’s “mini-cube”.

•	In January, we appointed Vani Kumar Dantam to the new position of Senior Vice President/Business Development, Sales and Marketing. Vani brings to our company an extraordinary background that includes broad industry experience and proven leadership. He has expressed his confidence and personal commitment to the commercialization of our PbC Technology.

•	In February, we successfully concluded a funding of approximately $8.6 million in net proceeds from the sale of our common stock. The proceeds from the raise will be used for the near term for funding of working capital, capital expenditures and corporate operations.

•	In March 2011, we announced that we had received a series of orders for the production and immediate delivery of flooded lead-acid batteries. The batteries will be branded by the purchaser, and will not carry an Axion Power identification label. We have been advised by the purchaser that their purchase of these products is expected to continue at least throughout the balance of 2012.

•	In April, in an event subsequent to the end of the quarter, we received an initial large scale order from Norfolk Southern (NS) for PbC batteries for use in a battery powered locomotive. This $400,000 purchase order is part of an overall total purchase order of $475,000. This total purchase order will be shipped and deployed in the next 90 – 120 days. To date, this is the largest single PbC battery order that Axion has received.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

•	Our primary activity in our current development stage consists of R&D efforts for advanced battery applications and the manufacture of PbC carbon electrode devices.

•	Net sales are derived from the sale of lead acid batteries to specialty collector and racing cars; sales of AGM batteries, and flooded batteries; and from the sale of product and services related to advanced battery applications, for our PbC technology.

•	Product costs include raw materials, components, labor and allocated manufacturing overhead to produce batteries sold to customers. Due to the development stage of our business, current product costs represented in our current financial statements may not be indicative of the future costs to produce batteries. Product costs also include provisions for inventory valuation and obsolescence reserves.

•	Research & development includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales, and costs attributable to service sales.

•	Selling, general and administrative expenses include employee compensation, business development, selling and marketing expenses, legal, auditing and other expenses associated with being a public company.

Statements of Operations

Summarized selected financial data for the three months ended March 31, 2012 and 2011:

	2012	2011	Change
Product sales	$1,760,562	$1,035,442	$725,120
Service sales	-	24,000	(24,000)
Total sales	1,760,562	1,059,442	701,120
Product costs	1,566,570	803,534	763,036
Research & development expenses	1,400,823	1,074,952	325,871
Selling, general & administrative expenses	1,083,419	1,033,538	49,881
Derivative revaluations	37,727	508,669	(470,942)
Loss before income taxes	(2,332,789)	(2,362,174)	29,385

Reconciliation of net loss to EBITDA

	2012	2 011	Change
GAAP loss before income taxes	$(2,332,789)	$(2,362,174)	$29,385
Plus: Interest expense	4,812	923	3,889
Depreciation	355,370	209,544	145,826
Share based compensation	95,309	129,248	(33,939)
Derivative revaluations	37,727	508,669	(470,942)
EBITDA (1)	$(1,839,571)	$(1,513,790)	$(325,781)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Results for the three months ended March 31, 2012 compared with March 31, 2011

Product Sales

Product sales for the three months ended March 31, 2012 were $1.8 million compared to $1.0 million in 2011. We have one customer that accounted for 76% of product sales in 2012 and 70% of the product sales in 2011. The increase in product sales is due to a series of orders for the production and immediate delivery of unbranded flooded lead-acid batteries with the purchaser carrying the cost of inventory and providing the raw materials required for production.

Service Sales

There were no service sales for the three months ended March 31, 2012 compared to less than $0.1 million in 2011. We have one customer that accounted for 100% of service sales recorded in 2011.

Product Costs

Product costs for the three months ended March 31, 2012 were $1.6 million compared to $0.8 million in 2011. The increase in product costs resulted from increases in product sales.

Research & Development Expenses

Research and development expenses (“R&D”) for the three months ended March 31, 2012 were $1.4 million compared to $1.1 million in 2011. The change in R&D resulted from grant reimbursements and expenses capitalized related to the construction of capital assets which occurred in 2011 but did not reoccur in 2012, and an increase in depreciation expense. Excluding the latter, R&D was essentially flat in 2012 compared to 2011.

Selling, General & Administrative Expenses

Selling, general & administrative expenses (“SG&A”) for the three months ended March 31, 2012 were $1.1 million compared to $1.0 million in 2011. The change in SG&A resulted from a decrease in consulting and professional fees offset by an increase in business development, sales and marketing expenses to support the commercialization of our PbC devices.

Derivative Revaluation

Losses from derivative revaluation for the three months ended March 31, 2012 were $0.03 million compared to a loss of $0.5 million in 2011. A loss from derivative revaluation results from an increase in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled. These derivative losses or gains are non-cash.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception through March 31, 2012, we have generated insignificant revenue from operations.

We believe that the currently available funds at March 31, 2012, which includes the net proceeds of $8.6 million from our February 2012 registered direct common stock offering and internally generated funds from products sales will provide sufficient financial resources for the current development stage operations, working capital and capital expenditures through the first quarter of 2013.

Subsequent sources of outside funding will be required to fund the Company’s needed working capital, capital expenditures and corporate operations beyond March 31, 2013. No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan including the development and commercialization of new products. Failure to obtain such financings will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

The need to secure additional capital to fund continued operations past the first quarter of 2013 is the result of various factors. Although we have made very significant progress with our PbC® technology, the adoption process, and the general path to commercial viability, have both been longer than we originally anticipated. In addition, we will need working capital to fund our anticipated continued growth of sales in traditional batteries and PbC products.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at March 31, 2012 was $8.5 million compared to $2.0 million at December 31, 2011. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

Working capital at March 31, 2012 was $10.6 million compared to $4.3 million at December 31, 2011. One customer accounted for $1.1 million or 10% of working capital at March 31, 2012.

Cash Flows from Operating Activities

Net cash used in operations for the three months ended March 31, 2012 and 2011 was $1.7 and $ 1.9 million, respectively. Our negative cash flow is consistent with the development stage of our business.

 Cash Flows from Investing Activities

Net cash used by investing activities for the three months ended March 31, 2012 was $0.3 million compared to $1.0 million for the same period in 2011. Investing activities resulted from the purchase of machinery and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $8.6 million compared to net cash used of less than $0.1 million in 2011.  See Financing Activities below for an explanation of the cash flow provided from financing activities in the first quarter of 2012.

Financing Activities

On February 10, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million. The shares sold, par value $0.0001 were priced at $0.35, which was the volume - weighted average price of the shares over a 40-day trading period prior to the commencement of the offering. The shares were sold pursuant to a shelf registration statement declared effective July 14, 2011. Net proceeds were approximately $8.6 million after the expenses of the offering and placement fees. These proceeds will be used for working capital, capital expenditures and general corporate purposes.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. During 2012, there were no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2011.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii)  the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

_____________________________________

Thomas Granville,

Principal Executive Officer

Dated: May 14, 2012

/s/ Charles R. Trego

_____________________________________

Charles R. Trego, Principal Financial Officer and

Principal Accounting Officer

Dated: May 14, 2012

