Form 10-Q
period 2012-06-30
Axion Power International, Inc.
filed 2012-08-14
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at July 27, 2012
Common Stock, $0.0001 par value	113,233,762

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,303,990	$1,987,637
Accounts receivable	816,260	309,354
Other receivables	26,833	162,249
Prepaid expenses	254,107	145,442
Inventory, net	2,938,462	2,717,173
Total current assets	10,339,652	5,321,855
Property & equipment, net	8,181,817	8,417,163
Other receivables – long term	48,000	53,000
TOTAL ASSETS	$18,569,469	$13,792,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$832,734	$520,358
Other current liabilities	495,442	429,432
Notes payable	104,777	104,777
Total current liabilities	1,432,953	1,054,567

Deferred revenue	1,432,263	1,573,962
Derivative liabilities	20,554	15,843
Notes payable	385,770	439,480
Total liabilities	3,271,540	3,083,852

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized	-	-
Common stock-200,000,000 shares authorized $0.0001 par value 113,233,762 shares issued & outstanding (85,503,302 in 2011)	11,323	8,552
Additional paid in capital	95,783,142	86,953,180
Deficit accumulated during development stage	(80,244,861)	(76,001,894)
Cumulative foreign currency translation adjustment	(251,675)	(251,672)
Total stockholders' equity	15,297,929	10,708,166
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$18,569,469	$13,792,018

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Company)

UNAUDITED

	Three Months Ended		Six Months Ended		Inception
	June 30,		June 30,		9/18/2003 to
	2012	2011	2012	2011	6/30/2012
Product	$2,751,862	$1,699,371	$4,512,424	$2,734,813	$16,804,417
Service	-	387,645	-	411,645	1,279,726
Net sales	2,751,862	2,087,016	4,512,424	3,146,458	18,084,143

Costs and expenses
Product costs	2,433,582	1,557,435	4,000,152	2,360,969	14,597,111
Research & development	1,139,297	1,194,810	2,540,120	2,269,762	31,411,012
Selling, general & administrative	1,117,788	1,161,628	2,201,207	2,195,166	31,965,891
Interest expense	4,413	4,608	9,227	9,413	2,386,398
Impairment of assets	-	-	-	-	2,062,160
Derivative revaluations	(33,016)	(499,648)	4,711	9,021	(1,621,925)
Mega C Trust share augmentation	-	-	-	-	400,000
Interest & other income	(24)	(3,844)	(26)	(7,726)	(569,312)
Loss before income taxes	(1,910,178)	(1,327,973)	(4,242,967)	(3,690,147)	(62,547,192)

Income taxes	-	-	-	-	4,300
Accumulated deficit	(1,910,178)	(1,327,973)	(4,242,967)	(3,690,147)	(62,551,492)

Less preferred stock dividends and beneficial conversion feature	-	-	-	-	(17,693,369)
Net loss applicable to common shareholders	$(1,910,178)	$(1,327,973)	$(4,242,967)	$(3,690,147)	$(80,244,861)

Foreign Currency Translation adjustment	(3)	-	(34)	-	(251,675)

Comprehensive Income(Loss)	(1,910,181)	(1,327,973)	(4,243,001)	(3,690,147)	(80,496,536)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)	$(2.11)

Weighted average common shares outstanding	113,221,056	85,461,544	108,096,412	85,457,446	38,029,182

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

 UNAUDITED

	Six Months Ended		Inception
	June 30,		9/18/2003 to
	2012	2011	6/30/2012
Cash Flows from Operating Activities
Accumulated deficit	$(4,242,967)	$(3,690,147)	$(62,551,492)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	687,890	444,101	3,360,012
Interest expense	-	-	1,970,251
Impairment of assets	-	-	2,062,161
Derivative revaluations	4,711	9,021	(1,621,925)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	197,846	240,963	6,434,083

Changes in operating assets & liabilities
Accounts receivable	(506,906)	(2,349,874)	(823,129)
Other receivables – long term	135,416	(146,892)	(4,873)
Prepaid expenses	(108,665)	(121,479)	(251,519)
Inventory, net	(221,289)	(1,611,603)	(2,938,461)
Accounts payable	312,376	2,632,215	2,487,378
Other current liabilities	66,010	124,723	516,574
Liability to issue equity instruments	-	-	178,419
Deferred revenue and other	(141,699)	95,477	1,519,781

Net cash used by operating activities	(3,817,277)	(4,373,495)	(49,262,740)

Cash Flows from Investing Activities
Other receivables	5,000	6,000	(1,265,016)
Purchases of property & equipment	(452,544)	(1,785,579)	(12,209,214)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(447,544)	(1,779,579)	(13,642,118)

Cash Flows from Financing Activities
Net Proceeds from related party	-	-	5,445,458
Repayment of notes payable	(53,711)	(52,126)	490,547
Net proceeds from sale of common stock	8,634,888	-	53,806,253
Net proceeds from exercise of warrants	-	-	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash (used) provided by financing activities	8,581,177	(52,126)	69,229,205

Net change in cash and cash equivalents	4,316,356	(6,205,200)	6,324,347
Effect of exchange rate on cash	(3)	(18)	(20,357)
Cash and cash equivalents - beginning	1,987,637	13,330,009	-
Cash and cash equivalents - ending	$6,303,990	$7,124,791	$6,303,990

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2012 the Company’s working capital was $8.9 million. During the first six months of 2012, the Company had revenue of $4.5 million and a net loss of $4.2 million. The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond March 31, 2013, as those operations currently exist. Subsequent sources of funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond March 31, 2013. No assurances can be given that the Company will be successful in arranging the further financing needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further financing is available, upon what terms. Failure to obtain such financings on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

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

In June 2011, the FASB issued Update No. 2011-05 related to the presentation of comprehensive income, which updates ASC Topic 220 “Comprehensive Income”.  The Update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Under the new guidance, the Company has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation. The Company has presented the total of comprehensive income as a single continuous statement of comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Elements of costs include raw materials, components, labor, and overhead, and are as follows:

	June 30, 2012	December 31, 2011
Raw materials	$1,181,203	$1,534,957
Work in process	1,746,450	1,070,901
Finished goods	220,824	359,540
Inventory reserves	(210,015)	(248,225)
	$2,938,462	$2,717,173

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

5.	Warrants

The following table provides summary information on warrants outstanding as of June 30, 2012:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2011	11,896,070	$0.85	1.3
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	-	-	-
Warrants outstanding at June 30, 2012	11,896,070	$0.85	0.8

 As of June 30, 2012, 1,085,714 warrants were classified as derivative liabilities. Each reporting period, the warrants are revalued and adjusted through the caption “derivative revaluations” on the statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

During the six months ended June 30, 2012, the Company granted a total of 365,000 stock options:

On January 1, 2012, two employees were granted options to purchase a cumulative total of 90,000 shares of our common stock at an exercise price of $1.50 per share. 9,018 of these options vested in January 2012; 2,454 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $6,552, utilizing the Black-Scholes-Merton model with $1,638 of compensation expense in 2012.

On January 6, 2012, an employee was granted options to purchase 150,000 shares of our common stock at an exercise price of $1.50 per share. 15,020 of these options vested in January 2012; 3,970 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $ 21,384, using the Black-Scholes-Merton model with $5,346 of compensation expense in 2012.

On March 12, 2012, an employee was granted options to purchase 75,000 shares of our common stock at an exercise price of $1.50 per share. 7,515 of these options vested in March 2012; 2,045 options will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $8,856, using the Black-Scholes-Merton model with $2,214 of compensation expense in 2012.

On May 4, 2012, an employee was granted options to purchase 50,000 shares of our common stock at an exercise price of $1.50 per share. 5,021 of these options vested in May 2012; 1,363 will vest monthly through the remainder of the contract and are exercisable for a period of 5 years from the vesting date. These options were valued at $6,186, using the Black-Scholes-Merton model with $1,197 of compensation expense in 2012.

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table for the six months ended June 30, 2012:

Risk-free interest rate	1.02%
Dividend yield	$0.00
Expected volatility	59.31%
Expected term (in years)	6.9

The compensation expense for options was $171,613 for the six months ended June 30, 2012 and had no impact on diluted loss per share.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the six months ended June 30, 2012, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options held to term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table provides summary information on all outstanding options based on grant date as of June 30, 2012:

		2012
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,629,850	$1.92	$0.67	4.0	$-
Granted	365,000	$1.50	$0.12
Exercised	-	-	-	-	-
Forfeited or lapsed	(250,268)	$3.24	$1.85	-	-
Options outstanding at June 30, 2012	3,744,582	$1.85	$0.60	3.9	$-
Options exercisable at June 30, 2012	2,823,229	$1.97	$0.68	3.2	$-

The weighted-average grant date fair value of options granted during the six months ended June 30, 2012 was $0.12. There were no options exercised during the six months ended June 30, 2012.

The following table provides summary information on all non-vested stock options as of June 30, 2012:

	All Plan & Non-Plan Compensatory Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2011	1,114,190	$0.52
Options granted	365,000	0.12
Options forfeited or lapsed	(73,768)	0.24
Options vested	(481,569)	0.43
Options subject to future vesting at June 30, 2012	923,853	$0.34

As of June 30, 2012, there was $247,938 of unrecognized compensation expense related to non-vested options granted under the plans. The Company expects to recognize the compensation expense over a weighted average period of years. The total fair value of options which vested during the six months ended June 30, 2012 and June 30, 2011 was $208,843 and $373,031, respectively.

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

If the Company had generated earnings during the six months ended June 30, 2012, the Company would have added 1,638,526 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the six months ended June 30, 2011, the Company would have added 1,346,054 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

8.	Stockholder’s Equity

On February 3, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds of approximately $8.6 million after the expenses of the offering and placement fees. This event is primarily responsible for the increase in par value and paid in capital reported in the financial statements

9.	Subsequent Events

In July 2012, we completed the Siltek project for the Washington Naval Yard. The unit has been fully commissioned and tested and is currently functioning on a daily basis. Solar panels charge our PbC batteries and the energy is stored for use by the Naval office building. We are monitoring the project each day and reporting results. The electronics and system are the basic components of our PowerCube technology that we are quoting to potential customers in various sizes ranging from 50kwh to 4MWH.

In August 2012, we executed a distribution agreement with Rosewater Energy, LLC (“Rosewater”) formalizing the residential energy “HUB” sales and marketing arrangement with them that became effective immediately. Rosewater will operate under an exclusive covenant as long as certain minimum sales are achieved. The agreement is three years in duration with provisions for extension. We will be providing Rosewater with a full standalone unit that will include batteries, battery management system, all electronics and NEMA3 housing for the unit. We will be jointly unveiling the unit at the CEDIA show in Indianapolis the first week of September 2012.

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

Since inception, we have received $69.2 million in cash generated from financing activities of which $62.9 million was used to fund research and development activities, capital expenditures, infrastructure and working capital.

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

Award Activities: Grants and Contracts:

In February of 2012, the final portion of the Commonwealth Financing Authority grant for $41,171 was billed and collected in May.

In May of 2012, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of our PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We have begun work on this nine month Phase I grant, the completion of which will enable us to apply for a Phase II grant. We were advised that approximately ten percent of the Phase I grant applicants were accepted and received awards. It has been confirmed to us that Phase II grants, of approximately $1,000,000 each, will be made to approximately fifty percent of the applying applicants. Phase II grants normally will not exceed 24 months and those successfully completing Phase II grants will be eligible to apply for Phase III grants which it is our understanding will have award sizes several times the size of the Phase II grants. As of June 30, 2012, no invoices have been issued seeking reimbursement against our Phase I grant.

Results of Operations

Our strategy for some time has been to utilize traditional production to train our work force, test our systems and incorporate quality improvements that we believe will ultimately benefit future PbC production. We have continued that strategy through the second quarter of 2012.

As previously stated, software improvements and mechanical tweaking continue to improve thru-put on our automated robotic electrode production line. This is an ongoing process and we will utilize what we have learned in future electrode production lines. The line currently runs end to end and provides us more than enough capacity for our short term needs.

On April 26th, Norfolk Southern (“NS”) issued us an order for the first $400,000 of a $475,000 total purchase order order for PbC batteries for use in their initial all electric, battery powered locomotive. It is anticipated that the first “yard” locomotive will be commissioned in the next few months. On a parallel path, development of an “over the road” hybrid locomotive continues. As part of our agreement with NS, Penn State University is performing duplicate string testing on our PbC batteries that so far have confirmed our claims of string “self equalization”. Simply stated, this means that one of the unique characteristics of our PbC batteries is its inherent ability to equalize battery (even cell) voltage during charging at any rate. This is particularly important when the PbC is used in large string configurations (such as the locomotive, or the PowerCube) where the string is only as strong as its weakest (lowest voltage) battery (i.e. the string output is reduced by the lowest performing battery). The success of this testing will continue to allow us to expand the locomotive application to include other locomotive end users and locomotive integrators.

Work continues with the hybrid vehicle manufacturers we have been working with for the last couple of years. Third party testing continues under protocol developed with our longest standing OEM partner. We have also been in discussions with a new top 5 vehicle manufacturer regarding partnering with them on advanced stage testing of a two battery system. As we have previously reported, the interest of several OEM’s has been fueled by our White Paper that highlights the importance of “charge acceptance” in battery products designed for the micro hybrid and stop start markets.

Our onsite PowerCube™ (“Cube”) project continues to respond to signals from the grid in conjunction with our partnership arrangement with Viridity and PJM. There is a high interest level in our Cube technology for several applications. In addition to dispatchable power, we will be proving out the Cube’s ability to provide power quality, back- up power, power smoothing, and load leveling. Our ..5MW Cube is a building block size unit that can easily be scaled up or down.

We continue to evaluate the market for smaller Cubes for residential and community storage and larger Cubes for utilities, oil rigs and other larger applications such as solar and wind. We anticipate establishing additional formal marketing agreements for some of these applications in 2012.

Other highlights of the first half of 2012 include:

•	In January, we were awarded a purchase order from Siltek, Inc. confirming their participation in a Zero Energy Building in the Washington D.C. Naval Yard. We have shipped and installed batteries and are coordinating our electronics into the system. Axion will be providing an array of its PbC batteries, system electronics and a battery management system that together will serve as an example of Axion’s “mini-cube” and, together with our onsite PowerCube, it has brought us numerous new requests for proposals encompassing cube sizes from 50 kwh up to 4MWH.

•	In March 2011, we announced that we had received a series of orders for the production and immediate delivery of flooded lead-acid batteries. The batteries will be branded by the purchaser, and will not carry an Axion Power identification label. Orders through the second quarter of 2012 have been 100% on time. We have been advised by the purchaser that their purchase of these products is expected to continue into at least the first quarter of 2013.

•	In May, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We have begun work on this nine month Phase I grant, the completion of which will enable us to apply for a Phase II grant. We were advised that approximately ten percent of Phase I grant applicants were accepted and received awards. It has been confirmed to us that Phase II grants, of approximately $1,000,000 each, will be made to approximately fifty percent of the applying applicants who must first successfully complete their Phase I grant. Phase II grants will not exceed 24 months and those successfully completing Phase II grants will be eligible to apply for Phase III grants, which it is our understanding will have award sizes several times the size of the Phase II grants. As of June 30, 2012 no invoices have been issued seeking reimbursement against our Phase I grant.

•	At our annual meeting in June, we announced that we had engaged with a marketing strategic partner, Rosewater Energy, LLC, to bring our residential energy “HUB” to market. We feel, once again, that the unique characteristics of our PbC battery (charge acceptance, fast recharge and battery string equalization) make our product ideally suited for this market. We plan to introduce the energy “HUB” to the market at the CEDIA Show in Indianapolis the first week in September 2012.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

•	Our primary activity in our current development stage consists of R&D efforts for advanced battery applications, initial development, sales and marketing efforts to commercialize our advanced battery applications and the manufacture of PbC carbon electrode devices for testing, pilot demonstrations and potential customer applications.
•	Net sales are derived from the sale of lead acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded batteries; and from sales of product and services related to advanced battery applications for our PbC® technology.
•	Product costs include raw materials, components, labor, and allocated manufacturing overhead to produce batteries sold to customers. Due to the development stage of our business, current product costs represented in our current financial statements may not be indicative of the future costs to produce batteries. Product costs also include provisions for inventory valuation and obsolescence reserves.
•	Research & development includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included in R&D are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales and costs attributable to service sales.
•	Selling, general and administrative expenses include employee compensation, selling and marketing expense, legal, auditing and other expenses associated with being a public company.

Selected Financial Data

The following represents summarized selected financial data for the six months ended June 30, 2012 and 2011:

	2012	2011	Change
Product sales	$4,512,424	$2,734,813	$1,777,611
Service sales	-	411,645	(411,645)
Total sales	4,512,424	3,146,458	1,365,966
Product costs	4,000,152	2,360,969	1,639,183
Research & development expenses	2,540,120	2,269,762	270,358
Selling, general & administrative expenses	2,201,207	2,195,166	6,041
Derivative revaluations	4,711	9,021	(4,310)
Loss before income taxes	(4,242,967)	(3,690,147)	(552,820)

Reconciliation of net loss to EBITDA

	2012	2011	Change
GAAP loss before income taxes	$(4,242,967)	$(3,690,147)	$(552,820)
Plus: Interest expense	9,227	9,413	(186)
Depreciation	687,890	444,101	243,789
Share based compensation	197,846	240,963	(43,117)
Derivative revaluations	4,711	9,021	(4,310)
EBITDA (1)	$(3,343,293)	$(2,986,649)	$(356,644)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, income taxes, depreciation, amortization, share based compensation, derivative revaluations and impairment of assets . EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Results for the three months and six months ended June 30, 2012 compared with June 30, 2011

Product Sales

Product sales for the three months ended June 30, 2012 were $2.8 million compared to $1.7 million for the same period in 2011. Net product sales for the six months ended June 30, 2012 were $4.5 million compared to $2.7 million for the same period in 2011. We had one customer that accounted for 76% and 86% of product sales for the three and six month periods ended June 30, 2012, respectively, and 78% and 75% of product sales for the three and six month periods ended June 30, 2011, respectively. The increase in net product sales in 2012 compared to 2011 is due to a series of orders for the production and immediate delivery of specialty flooded lead acid batteries with the purchaser carrying the cost of inventory and providing the raw materials required for production.

Service Sales

There were no service sales for the three and six months ended June 30, 2012 compared to less than $0.4 million for the same period in 2011.

Product Costs

Product costs for the three months ended June 30, 2012 were $2.4 million compared to $1.6 million for the same period in 2011. Product costs for the six months ended June 30, 2012 were $4.0 million compared to $2.4 million for the same period in 2011. The increase in product costs resulted primarily from increases in net product sales.

Research & Development Expenses

Research and development expenses for the three months ended June 30, 2012 were $1.1 million compared to $1.2 million for the same period in 2011. Research and development expenses for the six months ended June 30, 2012 were $2.5 million compared to $2.3 million for the same period in 2011.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months ended June 30, 2012 were $1.1 million compared to $1.2 million for the same period in 2011. Selling, general & administrative expenses were $2.2 million for the six month periods ended June 30, 2012 and 2011.

Derivative Revaluation

Gains from derivative revaluation for the three months ended June 30, 2012 were $0.03 million compared to $0.5 million for the same period in 2011. Losses from derivative revaluation for the six month periods ended June 30, 2012 and June 30, 2011 were less than $0.01 million. A loss from derivative revaluation results from an increase in the fair value of derivative liabilities. Derivative revaluations are recognized whenever the Company incurs a liability associated with the issuance of an equity-based instrument. The instrument is revalued for each reporting period until the liability is settled. These derivative losses or gains are non-cash items on our Statement of Operations.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception through June 30, 2012, we have generated insignificant revenue from operations.

We believe that the currently available funds at June 30, 2012, which includes the net proceeds of $8.6 million from our February 2012 registered direct common stock offering and internally generated funds from products sales will provide sufficient financial resources for the current development stage operations, working capital and capital expenditures through the first quarter of 2013.

Subsequent sources of funding will be required to fund the Company’s working capital, capital expenditures and corporate operations beyond March 31, 2013. No assurances can be given that the Company will be successful in arranging the further funding needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

The need to secure additional funding to continue operations past the first quarter of 2013 is the result of various factors. Although we continue to make measurable progress with our PbC® technology, the adoption process, and the general path to commercial viability, have both been longer than we originally anticipated. In addition, we will need working capital to fund our anticipated continued growth of sales in traditional batteries and PbC products.

Management, with the advice and consent our Board of Directors, is taking actions to attempt to raise additional funds in order to continue operations beyond March 31, 2013 from sources that are in alignment with our business objectives and strategies.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at June 30, 2012 totaled $6.3 million compared to $2.0 million at December 31, 2011. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

At June 30, 2012 working capital was $8.9 million compared to working capital of $4.3 million at December 31, 2011. One customer accounted for $1.0 million or 12% of working capital at June 30, 2012.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2012 was $3.8 million compared to $4.4 million for the same period in 2011. Our negative cash flow is consistent with the development stage of our business.

 Cash Flows from Investing Activities

Net cash used by investing activities for the six months ended June 30, 2012 was $0.4 million compared to net cash used by investing activities of $1.8 million for the same period in 2011. Investing activities primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $8.6 million compared to net cash used by financing activities of less than $0.1 million for the six months ended June 30, 2011.

Financing Activities

On February 10, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million. The shares sold, par value $0.0001 were priced at $0.35, which was the volume - weighted average price of the shares over a 40-day trading period prior to the commencement of the offering. The shares were sold pursuant to a shelf registration statement declared effective July 14, 2011. Net proceeds were approximately $8.6 million after the expenses of the offering and placement fees. These proceeds are being used for working capital, capital expenditures and general corporate purposes.

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

There is an additional risk factor to the risk factors disclosed in the Company’s Annual Report Form 10-K for the year ended December 31, 2011 as follows:

Our business may not be able to continue as a going concern and we will need to raise additional capital to continue operations beyond March 31. 2013.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures through the first quarter of 2013. However, we will not be able to continue operations beyond March 31, 2013 without raising additional funding. We do not believe that we will be able to sufficiently increase our revenues to cover our costs of operations, working capital, and capital expenditures without raising additional funds.  We cannot assure you that any additional funds will be available to us on favorable terms, or at all. If we are unable to obtain additional funds when needed, our research, development and testing, and other pre-commercialization activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures or to continue our operations at all beyond March 31, 2013. The inability to raise additional funds in sufficient amounts and on acceptable terms would have a material adverse effect on our ability to continue operations and could result in our inability to continue as a going concern which would mean that we would need to wind down our business.

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

The required materials are to be filed as part of an Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 which shall be filed no later than September 13, 2012 and shall be formatted in eXtensible Business Reporting Language, as follows:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE

XBRL Extension Presentation Linkbase

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
(Principal Executive Officer)
Dated: August 14, 2012

/s/ Charles R. Trego

Charles R. Trego,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 14, 2012

