Form 10-Q/A
period 2012-06-30
Axion Power International, Inc.
filed 2012-09-13
CIK 1028153

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

EXPLANATORY NOTE

The purpose of this Amendment No.1 (the “Amendment”) to the Axion Power International, Inc. (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q), is solely to furnish an amended Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment to the Form 10-Q.  This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 attached hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liabilities under those sections.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)**

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)**

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code**

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*furnished herewith

**filed as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the Commission on August 14, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
(Principal Executive Officer)
Dated: September 13, 2012

/s/ Charles R. Trego

Charles R. Trego,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: September 13, 2012