Form 10-Q
period 2012-09-30
Axion Power International, Inc.
filed 2012-11-15
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at November 9, 2012
Common Stock, $0.0001 par value	113,260,006

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-Q, in particular Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the energy l storage device industry, all of which are subject to various risks and uncertainties.

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

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(A Development Stage Company)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,172,818	$1,987,637
Accounts receivable	306,185	309,354
Other receivables	21,860	162,249
Prepaid expenses	231,017	145,442
Inventory, net	3,229,175	2,717,173
Total current assets	7,961,055	5,321,855

Property & equipment, net	8,124,661	8,417,163
Other receivables- long-term	48,000	53,000
TOTAL ASSETS	$16,133,716	$13,792,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$739,917	$520,358
Other current liabilities	312,943	429,432
Notes payable	104,777	104,777
Total current liabilities	1,157,637	1,054,567

Deferred grant revenue	1,347,280	1,573,962
Derivative liabilities	3,378	15,843
Notes payable	358,610	439,480
Total liabilities	2,866,905	3,083,852

Stockholders' Equity

Convertible preferred stock-12,500,000 shares authorized	-	-

Common stock- 200,000,000 shares authorized $0.0001 par value 113,260,006 shares issued & outstanding (85,516,139 in 2011)	11,326	8,552
Additional paid in capital	95,888,022	86,953,180
Deficit accumulated during development stage	(82,380,861)	(76,001,894)
Cumulative foreign currency translation adjustment	(251,676)	(251,672)
Total stockholders' equity	13,266,811	10,708,166

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$16,133,716	$13,792,018

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Company)

UNAUDITED

	Three Months Ended		Nine Months Ended		Inception
	September 30,		September 30,		9/18/2003 to
	2012	2011	2012	2011	9/30/2012
Product	$2,178,077	$2,097,413	$6,690,502	$4,832,226	$18,982,494
Service	-	-	-	411,645	1,279,726
Net sales	2,178,077	2,097,413	6,690,502	5,243,871	20,262,220

Costs and expenses
Product costs	2,014,731	1,844,088	6,014,886	4,205,057	16,611,842
Research & development	1,198,834	1,329,783	3,738,955	3,599,545	32,609,846
Selling, general & administrative	1,114,993	1,020,352	3,316,201	3,215,518	33,080,882
Interest expense	4,090	4,680	13,313	14,095	2,390,488
Impairment of assets	-	-	-	-	2,062,160
Derivative revaluations	(17,176)	(128,187)	(12,465)	(119,166)	(1,639,101)
Mega C Trust share augmentation	-	-	-	-	400,000
Interest income & other	(1,393)	(7)	(1.421)	(7,735)	(570,705)
Loss before income taxes	(2,136,002)	(1,973,296)	(6,378,967)	(5,663,443)	(64,683,192)

Income taxes					4,300
Accumulated deficit	(2,136,002)	(1,973,296)	(6,378,967)	(5,663,443)	(64,687,492)

Less preferred stock dividends and beneficial conversion feature	-	-	-	-	(17,693,369)
Net loss applicable to common shareholders	$(2,136,002)	$(1,973,296)	$(6,378,967)	$(5,663,443)	$(82,380,861)

Foreign Translation Adjustment	(1)		(4)		(251,676)

Comprehensive Income(Loss)	(2,136,003)	(1,973,296)	(6,378,971)	(5,663,443)	(82,632,537)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.07)	$(2.05)

Weighted average common shares outstanding	113,249,335	85,511,255	109,826,629	85,475,579	40,127,504

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Company)

UNAUDITED

	Nine Months Ended		Inception
	September 30,		9/18/2003 to
	2012	2011	9/30/2012

Cash Flows from Operating Activities
Accumulated deficit	$(6,378,967)	$(5,663,443)	$(64,687,492)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	1,035,336	710,850	3,707,458
Interest expense	-	-	1,970,251
Impairment of assets	-	-	2,062,160
Derivative revaluations	(12,465)	(119,166)	(1,639,101)
Mega C Trust share augmentation	-	-	400,000
Share based compensation expense	311,637	351,509	6,547,874

Changes in operating assets & liabilities
Accounts receivable	3,169	(247,162)	(313,054)
Other receivables- current	140,389	(326,579)	100
Prepaid expenses	(85,575)	(103,903)	(228,429)
Inventory, net	(512,002)	(1,660,053)	(3,229,174)
Accounts payable	219,559	57,169	2,394,561
Other current liabilities	(116,489)	8,440	334,075
Liability to issue equity instruments	-	-	178,419
Deferred grant revenue and other	(226,682)	240,557	1,434,798

Net cash used by operating activities	(5,622,090)	(6,751,781)	(51,167,554)

Cash Flows from Investing Activities
Other receivables –long term	5,000	9,000	(1,265,016)
Property & equipment, net	(742,834)	(2,533,765)	(12,499,503)
Investment in intangible assets	-	-	(167,888)
Net cash used by investing activities	(737,834)	(2,524,765)	(13,932,407)

Cash Flows from Financing Activities
Net proceeds from related party debt	-	-	5,445,458
Net proceeds (to) from notes payable	(80,870)	(78,484)	463,387
Net proceeds from sale of common stock	8,625,979	-	53,797,344
Net proceeds from exercise of warrants	-	-	2,014,766
Net proceeds from sale of preferred stock	-	-	7,472,181
Net cash (used) provided by financing activities	8,545,109	(78,484)	69,193,136

Net change in cash and cash equivalents	2,185,185	(9,355,030)	4,193,175
Effect of exchange rate on cash	(4)	(19)	(20,358)
Cash and cash equivalents - beginning	1,987,637	13,330,009	-
Cash and cash equivalents - ending	$4,172,818	$3,974,960	$4,172,818

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain prior period amounts have been reclassified to conform to current period presentation.

2.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2012 the Company’s working capital was $6.8 million. During the first nine months of 2012, the Company had revenue of $6.7 million and a net loss of $6.4 million. The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond March 31, 2013, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond March 31, 2013. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

3.	Recent Accounting Pronouncements

In May 2011, the FASB issued Update No. 2011-04 related to fair value measurements and disclosures in the financial statements, which updated ASC Topic 820 “Fair Value Measurement”.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not materially expand the Company’s consolidated financial statement footnote disclosures.

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

Net inventories are stated at the lower of cost (computed in accordance with first in first out method) or market. Elements of costs include raw materials, components, labor, and overhead, and are as follows:

	September 30, 2012	December 31, 2011
Raw materials and components	$951,220	$1,534,957
Work in process	2,197,737	1,070,901
Finished goods	337,456	359,540
Inventory reserves	(257,238)	(248,225)
	$3,229,175	$2,717,173

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

5.	Warrants

The following table provides summary information on warrants outstanding as of September 30, 2012:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2011	11,896,070	$0.85	1.3
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	-	-	-
Warrants outstanding at September 30, 2012	11,896,070	$0.85	.6

6.	Equity Compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has adopted an outside directors’ stock option plan covering an aggregate of 500,000 shares of common stock which provides that each eligible director will automatically be granted an option to purchase shares having an aggregate fair market value on the date of grant of twenty thousand dollars ($20,000) for each year of his term in office. The outside directors’ stock option plan was amended subsequent to September 30, 2012 to increase the number of plan shares to 1,000,000 – see Note No. 9 – Subsequent Events to the Consolidated Financial Statements. The board of directors also adopted an officers and employees non-qualified stock options plan that has not been approved by the shareholders, covering an aggregate of 2,000,000 shares of common stock.

During the three month ended September 30, 2012 there were no additional options granted. During the nine months ended September 30, 2012, the Company granted a total of 365,000 non – qualified stock options.

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

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table for the nine months ended June 30, 2012:

Risk-free interest rate	1.02%
Dividend yield	$0.00
Expected volatility	59.31%
Expected term (in years)	6.9

The total stock based compensation expense for all non-qualified options was $311,637 for the nine months ended September 30, 2012 and had no impact on diluted loss per share.

A tax deduction is recognized for non-qualified stock options when the options are exercised. The amount of this deduction will be the excess of the fair value of the Company’s common stock over the exercise price on the date of exercise. Accordingly, there is a deferred tax asset recorded related to the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax asset to zero. As a result for the nine months ended September 30, 2012, there was no income tax expense impact from recording the fair value of options granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table provides a summary of all outstanding non-qualified options based on grant date as of September 30, 2012:

		2012
		Weighted Average
All Plan & Non-Plan Compensatory Non-Qualified Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,721,800	$1.91	$0.65	4.7	$-
Granted	365,000	1.50	0.12	-	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(277,768)	2.41	0.90	-	-
Options outstanding at September 30, 2012	3,809,032	1.83	0.59	3.7	-
Options exercisable at September 30, 2012	2,993,247	$1.93	$0.66	3.1	$-

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2012 was $0.12. There were no options exercised during the nine months ended September 30, 2012.

The following table provides a summary of all non-vested non-qualified stock options as of September 30, 2012:

	All Plan & Non-Plan Compensatory Non-Qualified Options
	Shares	Weighted average grant date fair value
Options subject to future vesting at December 31, 2011	1,206,140	$0.44
Granted	365,000	0.12
Forfeited or lapsed	(73,768)	0.24
Vested at September 30, 2012	(681,587)	0.43
Options subject to future vesting at September 30, 2012	815,785	$0.30

As of September 30, 2012, there was $539,860 of unrecognized compensation expense related to non-vested non-qualified options granted under the plans. The Company expects to recognize the compensation expense over a weighted average period of 6.9 years. The total fair value of options which vested during the nine months ended September 30, 2012 and September 30, 2011 was $292,635 and $466,557, respectively.

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

There were no dilutive effects of stock options for the nine months ended September 30, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8.	Stockholder’s Equity

On February 3, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds of approximately $8.6 million after the expenses of the offering and placement fees. This event is primarily responsible for the increase in par value and additional paid in capital reported in the Company’s consolidated financial statements

9.	Subsequent Events

Subsequent to September 30, 2012 the following events have occurred:

On October 17, 2012, the Board of Directors amended the Axion Power International, Inc. independent directors stock option plan to increase the number of shares of common stock available thereunder from 500,000 shares to 1,000,000 shares.

On October 25, 2012, Norfolk Southern issued us the second purchase order for $88,850 for the remaining balance of a $475,000 total purchase order for PbC batteries for use in their initial all electric battery powered locomotive.

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

Since inception, we have received $69.2 million in cash generated from financing activities of which $65.0 million was used to fund research and development activities, capital expenditures, infrastructure and working capital.

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

Award Activities: Grants and Contracts:

In May of 2012, the final portion of the Commonwealth Financing Authority grant for $41,171 was collected.

In May of 2012, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We have begun work on this nine month Phase I grant, the completion of which will enable us to apply for a Phase II grant. We were advised that approximately ten percent of the Phase I grant applicants were accepted and received awards. It has been confirmed to us that Phase II grants, of approximately $1,000,000 each, will be made to approximately fifty percent of the applying applicants. Phase II grants normally will not exceed 24 months and those successfully completing Phase II grants will be eligible to apply for Phase III grants which it is our understanding will have award sizes several times the size of the Phase II grants. As of September 30, 2012, no invoices have been issued seeking reimbursement against our Phase I grant.

Results of Operations

Our strategy for some time has been to utilize traditional production to train our work force, test our systems and incorporate quality improvements that we believe will ultimately benefit future PbC production. We have continued that strategy through the third quarter of 2012.

As previously stated, software improvements and mechanical tweaking continue to improve thru-put on our automated robotic electrode production line. This is an ongoing process and we will utilize what we have learned in future electrode production lines. The line currently runs end to end and provides us more than enough capacity for our short term needs.

On April 26th, Norfolk Southern (“NS”) issued us an order for the first $400,000 of a $475,000 total purchase order order for PbC batteries for use in their initial all electric, battery powered locomotive. While we have not received final confirmation from NS, it is anticipated that the first ‘yard” locomotive will be commissioned in the first quarter of 2013. On a parallel path, development of an “over the road” hybrid locomotive continues. As part of our agreement with NS, Penn State University is performing duplicate string testing on our PbC batteries that so far have confirmed our claims of string “self equalization”. Simply stated, this means that one of the unique characteristics of our PbC batteries is its inherent ability to equalize battery (even cell) voltage during charging at any rate. This is particularly important when the PbC is used in large string configurations (such as the locomotive, or the PowerCube) where the string is only as strong as its weakest (lowest voltage) battery (i.e. the string output is reduced by the lowest performing battery). The success of this testing will continue to allow us to expand the locomotive application to include other locomotive end users and locomotive integrators. On October 25, 2012, Norfolk Southern issued us the second purchase order for $88,850 for the remaining balance of a $475,000 total purchase order. – see Note No. 9 - Subsequent Events to the Consolidated Financial Statements.

Other highlights through the third quarter of 2012 include:

•	In August, we executed an exclusive Global Distribution Agreement (“Agreement”) with Rosewater. As previously discussed, Rosewater has proven expertise in the distribution and marketing of electronic systems to the consumer retail markets in the United States and access to a network of installers for such electronic systems which we feel may be beneficial to the distribution of our “HUB”. This Agreement is for a three year term subject to the attainment of agreed upon annual sales objectives. Subsequent to the implementation of this agreement, Axion and Rosewater introduced the residential energy “HUB” at the CEDIA show in Indianapolis (September 2012). The reception of this product was very positive and the “HUB” won two awards at the show including one for ‘best new product’. Rosewater began an ‘awareness campaign’ right after the show, but were reluctant to take actual orders until there was better definition on an end date for 1741 and other testing protocols. Clarity has now been reached for testing completion in early December. Completion and in house testing of our prototype unit has given us confidence to market the ‘residential size’ unit for other applications and in areas that do not require extensive third party validation testing.

August also saw us revisit an initiative that we spent some time on two years earlier. At the urging of our potential customer, and with the full backing of our VP of sales (Vani Dantam), who has an extensive history of providing products to the trucking industry, we began discussions and testing aimed at using our PbC batteries for “boost up-hill performance” for 18- wheel over the road heavy duty trucks. That process has evolved.

Also in August, relying further on Vani Dantam’s trucking experience and reputation, we began exploratory talks with an OEM leader in the heavy duty trucking industry. We resurrected an initiative aimed at providing a product that would be a well - suited solution to the issues that arose in the trucking industry because of “anti-idling” legislation.

Work continues with the hybrid vehicle manufacturers in the United States, Europe and Asia. As discussed previously, this work is in various stages of development and we are encouraged by the progress, although it continues to move at a pace that is slower, by comparison, than other initiatives we have undertaken.

We have continued our “demand response” participation with PJM and Viridity utilizing our onsite PowerCube™. In October we increased our participation in the partnership arrangement, partially in response to PJM’s October 1,, 2012, implementation of “pay for performance” criteria, first legislated by FERC regulations that were approved in November of 2011. Our grading in the PJM system has averaged over 92 (out of 100) since October 1st. This has added to our credibility with numerous utilities. We were invited to present at the Southeast Utility Conference on September 18th. This conference was attended by 22 of the 26 invited utilities. As a result of all of our activities in this area, several RFP’s have been developed in both North America and offshore.

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

•	Our primary activity in our current development stage consists of R&D efforts for advanced battery applications, initial development, sales and marketing efforts to commercialize our advanced battery applications and the manufacture of PbC carbon electrode devices for testing, pilot demonstrations and potential customer applications.
•	Net sales are derived from the sale of lead acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded batteries; and from sales of product and services related to advanced battery applications for our PbC® technology.
•	Product costs include raw materials, components, labor, and allocated manufacturing overhead to produce batteries sold to customers. Due to the development stage of our business, current product costs represented in our current financial statements may not be indicative of the future costs to produce batteries. Product costs also include provisions for inventory valuation and obsolescence reserves.
•	Research & development includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products based on our patented lead carbon technology. Also included in R&D are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales and costs attributable to service sales.
•	Selling, general and administrative expenses include employee compensation, selling and marketing expense, legal, auditing and other expenses associated with being a public company.

Selected Financial Data

The following represents summarized selected financial data for the nine months ended September 30, 2012 and 2011:

	2012	2011	Change
Product sales	$6,690,502	$4,832,226	1,858,276
Service sales	-	411,645	(411,645)
Total sales	6,690,502	5,243,871	1,446,631
Product costs	6,014,886	4,205,057	1,809,829
Research & development expenses	3,738,955	3,599,545	139,410
Selling, general & administrative expenses	3,316,201	3,215,518	100,683
Derivative revaluations(gains) losses	(12,465)	(119,166)	106,701
Loss before income taxes	$(6,378,967)	$(5,663,443)	$(715,524)

Reconciliation of net loss to EBITDA

	2012	2011	Change
GAAP loss before income taxes	$(6,378,967)	$(5,663,443)	$(715,524)
Plus: Interest expense	13,313	14,095	(782)
Depreciation expense	1,035,336	710,850	324,486
Share based compensation expense	311,637	351,509	(39,872)
Derivative revaluation gains	(12,465)	(119,166)	106,701
EBITDA (1)	$(5,031,146)	$(4,706,155)	$(324,991)

(1)

EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation, , share based compensation, and derivative revaluations. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of our business.

Summary of Consolidated Results for the three months and nine months ended September 30, 2012 compared with September 30, 2011

 Product Sales

Product sales for the three months ended September 30, 2012 were $2.2 million compared to $2.1 million for the same period in 2011. Net product sales for the nine months ended September 30, 2012 were $6.7 million compared to $4.8 million for the same period in 2011. We have one customer that accounted for approximately 87% and 83% of product sales for the three and nine month periods ended September 30, 2012, respectively, and one customer that accounted for approximately 86% and 80% of product sales for the three and nine month periods ended September 30, 2011, respectively. The increase in net product sales in 2012 compared to 2011 is due to a series of orders for the production and immediate delivery of specialty flooded lead acid batteries with the purchaser financing the cost of inventory and providing the raw materials required for production.

Service Sales

There were no service sales for the three months ended September 30, 2012 and 2011. There were no service sales for the nine months ended September 30, 2012 compared to $0.4 million for the same period in 2011.

Product Costs

Product costs for the three months ended September 30, 2012 were $2.0 million compared to $1.8 million for the same period in 2011. Product costs for the nine months ended September 30, 2012 were $6.0 million compared to $4.2 million for the same period in 2011. The increase in product costs resulted primarily from increases in net product sales.

Research & Development Expenses

Research and development expenses for the three months ended September 30, 2012 were $1.2 million compared to $1.3 million for the same period in 2011. Research and development expenses for the nine months ended September 30, 2012 were $3.7 million compared to $3.6 million for the same period in 2011.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the three months ended September 30, 2012 were $1.1 million compared to $1.0 million for the same period in 2011. Selling, general & administrative expenses for the nine months ended September 30, 2012 and 2011 were $3.3million and $3.2 million, respectively.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity or debt securities. From inception through September 30, 2012, we have generated insignificant revenue from operations.

We believe that the currently available funds at September 30, 2012, which includes the net proceeds of $8.6 million from our February 2012 registered direct common stock offering and internally generated funds from products sales will provide sufficient financial resources for the current development stage operations, working capital and capital expenditures through the first quarter of 2013.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and corporate operations beyond March 31, 2013. No assurances can be given that the Company will be successful in arranging the further funding needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

The need to secure additional funding to continue operations past the first quarter of 2013 is the result of various factors. Although we continue to make measureable progress with our PbC® technology, the adoption process, and the general path to commercial viability, have both been longer than we originally anticipated. In addition, we will need working capital to fund our anticipated continued growth of sales in traditional batteries and PbC products.

Management, with the advice and consent our Board of Directors, is taking actions to attempt to raise additional funds in order to continue operations beyond March 31, 2013 from sources that are in alignment with our business objectives and strategies.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at September 30, 2012 totaled $4.2 million compared to $2.0 million at December 31, 2011. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

At September 30, 2012 working capital was $6.8 million compared to working capital of $4.3 million at December 31, 2011. One customer accounted for $0.8 million or 12% of working capital at September 30, 2012.

Cash Flows from Operating Activities

Net cash used by operations for the nine months ended September 30, 2012 was $5.6 million compared to $6.8 million for the same period in 2011. Our negative cash flow is consistent with the development stage of our business.

 Cash Flows from Investing Activities

Net cash used by investing activities for the nine months ended September 30, 2012 was $0.7 million compared to $2.5 million for the same period in 2011. Investing activities were for the purchase of equipment.

Cash Flows from Financing Activities

Net cash provided from financing activities for the nine months ended September 30, 2012 was $8.6 million compared to less than $0.1 net cash used for the same period in 2011.

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

There is an addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as follows:

Our business may not be able to continue as a going concern and we will need to raise additional capital to continue operations beyond March 31. 2013.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures through the first quarter of 2013. However, we will not be able to continue operations beyond March 31, 2013 without raising additional financing. We do not believe that we will be able to sufficiently increase our revenues to cover our costs of operations, working capital, and capital expenditures without raising additional capital.  We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development and testing, and other pre-commercialization activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures or to continue our operations at all beyond March 31, 2013. The inability to raise capital in sufficient amounts and on acceptable terms would have a material adverse effect on our ability to continue operations and could result in our inability to continue as a going concern which would mean that we would need to wind down our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6.	EXHIBITS

10.45	Axion Power International, Inc. Amended and Restated Independent Directors Stock Option Plan and Amendment No. 1

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Chief Executive Officer
(Principal Executive Officer)
Dated: November 14, 2012

/s/ Charles R. Trego

Charles R. Trego,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: November 14, 2012

