Form 10-K
period 2012-12-31
Axion Power International, Inc.
filed 2013-03-22
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the 103,882,830 shares of voting stock held by non-affiliates of the registrant based on the closing price on the Over the Counter Bulletin Board on June 30, 2012 was $35,320,162

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	February 28, 2013
Common Stock	113,290,364

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

PART I

Item 1   Description of Business

Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is a company whose primary purpose is to develop, design, manufacture and sell advanced energy storage devices and components that are based on our patented PbC Technology. In addition we manufacture standard and specialty lead-acid batteries. Our new PbC® batteries and components, which are manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode, have application to virtually all energy system storage functions. It is the Company’s long term goal to become a primary supply source of PbC negative electrodes to established battery manufacturers.

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

The North American lead-acid battery industry is mature with a few leading vendors that have a global presence and a larger number of smaller regional and local vendors that cater to the needs of the North American market. The first tier companies that have a global presence include EnerSys, Exide Technologies and Johnson Controls.  The second tier companies that cater mainly to the North American market include, among others, East Penn Manufacturing, GS Batteries, and Trojan Battery. The user segments that rely on lead-acid batteries include internal combustion engine automotive applications, standby applications ranging from uninterruptible power supplies to telecommunication applications, limited power storage for wind and solar systems and motive power for heavy-duty equipment and railroad applications.

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

In February 2006, we acquired use of our Clover Lane facility. We have utilized this space to manufacture our specialty lead-acid battery products and to produce and test prototypes which incorporate our new technology. Our Clover Lane plant provides us the opportunity to manufacture batteries for sale under the Axion brand name; to manufacture for third parties under a specific contract arrangements; or to manufacture prototypes for our own use and testing, or for testing by our customers. Our facility has been fully tested and was found to be in compliance with emission standards established by new federal guidelines in accordance with the Clean Air Act–Title III.

Since inception, our operations have been financed through the sale of equity and debt instruments to investors, as well as loans and proceeds from government grants, and with minimal revenue generated from our operations. We believe that a successful transition from an R&D to development stage company to a PbC commercial manufacturing company was achieved in 2012 and it will provide us the growth opportunities to commercialize our PbC technology and thereby improve our financial condition, cash flow and market profile.

Developments Since 2008

Since 2008, we have devoted a significant portion of our time and financial resources to upgrading, and where necessary, replacing existing battery manufacturing equipment as part of our long range business plan.   Our business plan anticipated utilizing upgraded equipment to manufacture our proprietary PbC lead carbon products. During 2009, we continued to make improvements to our production processes through purchases of equipment and the early stage of quality control systems. We also installed and continued to engineer our first prototype automated PbC negative electrode manufacturing line.

On December 22, 2009, we sold 45,757,572 shares of our common stock at a price of $0.57 per share for total gross proceeds of $26,081,816 and net cash proceeds of $24,928,323 after “breakup” fees and cash offering costs.

During 2010, we continued to improve and utilize our new prototype line which, together with certain manual processes, allowed us to manufacture our PbC negative electrodes for sale and for use in ongoing prototype testing. We then incorporated our knowledge and experience into the design of a second generation automated robotic line. There were two main challenges we needed to address in order to ready our product for commercial production quantities – (i) implementation of improved quality control; and (ii) increase in quantity production to targeted levels. We began discussions with a major “design and equipment manufacture” firm early in 2010 which, in the summer of 2010, led to a design and build contract for a robotic carbon electrode manufacturing line. The complete new line was delivered to us in 2011 and was put in place at our Green Ridge Road facility in New Castle, PA. We anticipate that the carbon electrode component of our PbC batteries for our various planned PowerCubeTM projects, for our hybrid locomotive Norfolk Southern project, for our automotive strategic partners and for testing on various other customer oriented projects will be manufactured with robotic precision on this second generation line. We also continue to identify further improvements to the new line which will be incorporated into the next generation.

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

As a result of our having invested in the reconfiguration of our manufacturing space and in the training of our workforce, we have been able to seize an evolving opportunity to increase revenue and cash flow generated from specialty lead-acid batteries. On March 8, 2011, we announced that we had received a series of purchase orders for the production and immediate delivery of specialty flooded lead-acid batteries. The batteries will be branded by the purchaser. These shipments generated $7.9 million and $6.4 million, respectively in 2012 and 2011 product sales. The flooded lead-acid batteries were built by us, with the purchaser carrying the cost of inventory and providing the raw materials required. The battery order was, and remains, well-suited for production on our renovated, and under-utilized, manufacturing facilities at Clover Lane. This initiative is not a deviation from our long-term strategy which is focused on PbC battery and component production. Rather, it provided us with an opportunity to enhance that strategy by further training our factory personnel, while at the same time allowing us to make production and quality improvements. A further benefit was the generation of cash flow to reduce our cash burn rate as we moved forward toward the ready state for commercialization of our PbC products in 2012.

In 2011, our automotive work incorporated new OEM partners to the ongoing mix. An increasing body of empirical evidence is presented with respect to the lack of merit, and/or practicality, of existing stop-start battery solutions, the potential of our PbC product gains more and more traction. The clock is running for the US and European automotive manufacturers as they seek to comply with upcoming governmental regulations and consumer expectations for increased miles per gallon. European OEM’s in particular have made commitments to fleet wide adoption of hybridization for their future manufactured vehicles. This commitment was strongly influenced by European Union (EU) legislation that requires reductions in CO2 emissions for all new passenger vehicle production in Europe beginning in 2012. In most cases 2012 requirements that 65% of the fleet (average) is required to reduce CO2 emissions to 130 grams per kilometer, have been met by the OEM’s because their smaller engine cars brought the fleet average down to the required level. It will be far more difficult going forward as the required average percentage for the fleet ratchets up to 75% in 2013, 80% in 2014 and a full 100% (average) in 2015. Failure to comply with the regulation will result in a fine based on the number of grams of CO2 that were emitted above the 130 gram limit. The assessment begins with 5 euros for the first gram; 15 euros for the second; 25 euros for the third; 95 euros for the fourth; and 95 euros for every subsequent gram of CO2 over the 130 gram limit. This fine will be assessed against the entire new manufactured fleet of an OEM. In real terms it means that if an OEM manufactured one million vehicles for European consumption in 2015 (and there are several that do) and that if that manufacturer was 5 grams of CO2 over the limit (at the 135 grams of CO2 per kilometer level), then that manufacturer would be fined 235 million euros for the year 2015, and for every subsequent year of non-compliance (European Parliament regulation EC443/2009).

We and others believe that the fastest, and least expensive, method of reducing CO2 emissions from an internal combustion engine vehicle is to equip the vehicle with stop-start technology. Simply put, in stop-start, every time the vehicle comes to rest the engine shuts off. When the operator takes their foot off the brake and re-engages, the engine comes back on. CO2 emission reductions, and the “hand in hand” fuel savings, are directly proportional to the time the engine is at rest. But, while the engine is off, there is still an ancillary load in the car that must be powered (headlights, heater/air conditioning, radio, power brakes, windshield wipers, door locks, dash board lights, power windows, etc.). The car battery will have to power this load, and it will have to do so without charge from the alternator, or integrated starter generator, because the engine is at rest. Several battery technologies can be utilized - expensive lithium ion, nickel metal hydride, supercapacitors in various forms and combinations, but these solutions all add four figures to the cost when the necessary ancillary equipment, required by these chemistries, is included in the equation. Prospective solutions in the form of conventional lead-acid batteries would cost a few hundred dollars but lead-acid batteries, in flooded, VRLA or AGM constructs, do not allow the vehicle to come close to fully functioning in accordance with stop/start design requirements. This is true because the lead-acid battery develops poor charge acceptance early in its life cycle resulting in extended charge time requirements between stop-start events. The result is a charging event that takes minutes, during which time, the vehicle engine cannot shut off and therefore does not reduce CO2 emissions, nor does it increase mpg, in conformance with government regulations. The solution offered by our PbC technology combines low cost, with a fast rate of charge acceptance and achieves the specified stop-start performance that is needed to comply with CO2 emissions regulations, while at the same time improving miles per gallon performance. We feel we have the best potential product for the emerging micro-hybrid (stop-start) market and therefore we have devoted considerable time and money in working with our strategic partners and prospective customers in this area. In 2012, two new major players in the automotive and truck manufacturing industry, joined our programs. Since the end of 2012, two additional OEM’s have moved into programs with us.

A major focus in 2011 was our continued effort in the hybrid locomotive application. Similar to the hybrid vehicle market, battery charge acceptance and ability to take advantage of opportunity charging are key elements in providing a product for the hybrid locomotive market. If one adds to the equation the hybrid locomotive’s need for a product that also has a “high cycle life” component, you can easily see why we feel our PbC battery, with high charge acceptance, fast re-charge ability and high cycle life, has a significant advantage in this market. Most of our work over the last three years has been with Norfolk Southern, with whom we forged a partnership after the early battery technologies they chose to work with proved to be inadequate for the unique needs of that hybrid technology. After initial testing confirmed that our PbC product demonstrated great potential for the hybrid locomotive market, we entered into a 12 month service and supply agreement with Norfolk Southern, under which we initially provided engineering expertise and small quantities of batteries for their in house testing. This arrangement evolved into the sale of a much greater quantity of batteries for their use in large string testing. That string testing proved out well in 2012 and in the 4th quarter, we shipped all the batteries required for Norfolk Southern to rebuild their NS-999 all electric “yard slug” locomotive. When road worthiness is confirmed, the yard slug will go into yard service moving shipments and railroad cars into new train, and other yard configurations. Our work continues in the development and commissioning of an “over the road” hybrid locomotive that has been on a parallel path with the yard slug application.

With the financial assistance provided by the Pennsylvania Energy Development Authority and Commonwealth Financing Authority grants we were awarded, we commissioned our first PowerCube™ product onsite at our Clover Lane facility in November of 2011. The PowerCube was fully integrated by us and, in addition to the batteries, contains a racking system, electronics and power equipment, battery management system, climate control and fire suppression systems. As part of this undertaking, we entered into a partnership with Viridity Energy and PJM (the largest Regional Transmission Organization in the US). Basically through this arrangement, the PowerCube was network connected to the PJM system and allowed us to respond through Viridity to curtailment and demand response signals from PJM. Our strategic partnerships with Viridity and PJM were originally formed partially in response to anticipated new rulings from the Federal Energy Regulatory Commission (FERC). The new rulings took place in October of 2011 and basically allowed power sources, of 500kW down to 100kW, to be connected to the grid. They also ruled that “pay for performance” provisions would be phased in during calendar year 2012, and they were in October of 2012. “Pay for performance” translates into “the faster one responds the higher rate the utility will pay on a per kilowatt basis based on three performance metrics”. Our metrics have averaged close to 95%, and as a result our reimbursement rate is approximately 1.9 times greater than it was at the beginning of the program. In addition, in 2012 we increased our participation rate from a couple of hours per day, to 50 plus hours per week. More is possible but we are currently limited by the times that the signal channel is available. The available times have been increasing subsequent to the end of 2012. Our cube not only allows us to fully test our system, but it also allows network testing. Of course a main focus of the onsite PowerCube is still its function as a test bed for several of our applications that incorporate large strings of batteries. We have added to those applications in 2012 and in the first quarter of 2013.

Since the PowerCube can be scaled, we began a parallel path development of smaller PowerCube units (mini-cubes) in 2011. These mini-cube applications include residential storage (at levels down to 10kW) and small commercial storage. The units can be connected to wind and solar power sources in addition to filtering power directly from the grid. The end product will provide backup power, power quality, power smoothing, and potential peak shaving. In 2012 we entered into a distribution agreement with Rosewater Energy, a group that will take this product to market in North America.

We completed our work on a $1.0 million grant from the Office of Naval Research (ONR) in 2011. This project was aimed at developing a product for the Navy and Marine Corps silent watch program and their assault vehicle program. This program provided us with valuable information that we will utilize across the spectrum of our products. We have billed $1.0 million and collected all monies less a 1% service fee as of December 31, 2012.

On February 3, 2012, we completed a registered direct common stock offering at a per share price of $0.35 per share. This straight equity transaction, at a 10% discount to market based on trailing average, provided total gross proceeds of $9.4 million and net cash proceeds of $8.6 million to us after allowing for placement fees and expenses of the offering.

A grant for the deployment of solar panels at our Greenridge facility was received from the Commonwealth Financing Authority of Pennsylvania. The project was completed and was signed off on in February of 2012 and the final $41,171 was collected in May of 2012. The solar panels provide an energy offset to power used in our Greenridge building.

In May of 2012, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We have begun work on this nine month Phase I grant, the completion of which will enable us to apply for a Phase II grant. We were advised that approximately ten percent of the Phase I grant applicants were accepted and received awards. It has been confirmed to us that Phase II grants, of approximately $1,000,000 each, will be made to approximately fifty percent of the applying applicants. Phase II grants normally will not exceed 24 months and those successfully completing Phase II grants will be eligible to apply for Phase III grants which it is our understanding will have award sizes several times the size of the Phase II grants. As of December 31, 2012, $74,878 of the Phase I grant money was billed and received.

Our Business and Products

More than eight years have been devoted to research and development on various aspects of our PbC technology. Our work has focused on developing our intellectual property, characterizing baseline performance, developing proprietary treatment processes for the activated carbon we use in our electrodes, developing proprietary designs and manufacturing techniques for electrode assemblies and fabricating a series of material and design evaluation prototypes that range from single cell to multi-cell batteries.

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

Our PbC technology is protected by thirteen issued U.S. patents and other proprietary features and structures and we typically have a number of additional patent applications in process at any point in time. The resulting devices are technically sophisticated and yet simple in design. The carbon negative electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The PbC negative electrodes that are then assembled into PbC batteries can employ the same cases, covers, positive electrodes, separators and electrolyte that are used in conventional lead-acid batteries. Our PbC batteries can be assembled with the same equipment and methodology used throughout the world for manufacturing conventional lead-acid batteries. PbC batteries use significantly less lead than standard lead-acid batteries with a comparable footprint, and the lead, plastics and acid employed, just like lead-acid batteries, can be routinely and profitably recycled at existing recycling facilities around the world. As is the case with the lead-acid battery, we expect that in the United States our PbC battery will be fully recycled 99.1% of the time (United States Environmental Protection Agency, Solid Waste and Energy Response [5306P]).

We believe our advanced battery technologies are uniquely situated to answer the current challenges facing the lead acid battery industry and the battery industry, including the new chemistries (such as lithium-ion, nickel metal hydride, etc.) as a whole. While we explore the various potential applications for our PbC technology, two facilities in New Castle, Pennsylvania provide us with both an excellent R&D facility and a production plant in which to produce our advanced energy storage devices. In manufacturing our PbC battery using conventional lead-acid battery production methods, we provide proof to our future PbC negative electrode customers that our product is suitable to immediate use in their factories.

The PbC battery production was limited by our inability to make the carbon electrodes in large numbers and with full automated quality control. As part of our plan to transition from pilot production of PbC negative electrodes to commercial manufacturing, in 2010 we entered into a long term lease for an additional New Castle, Pennsylvania facility that we had been subleasing since 2008 (our Green Ridge Road facility). This 45,000 square foot facility currently houses our Gen II robotic PbC negative electrode production line. In addition, during this transition we:

•	refined our fabrication methods for carbon sheeting, packet assembly and other key components of our carbon electrode assemblies;

•	demonstrated the feasibility of manufacturing our PbC device and our other technologies, using standard techniques and equipment;

•	demonstrated that the proper quality control can be achieved on our robotic PbC negative electrode manufacturing line;

•	demonstrated and documented the performance of our products in key applications; and

•	Demonstrated that we can respond appropriately to anticipated and unanticipated technical and manufacturing challenges.

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

Meanwhile, we plan to develop our lead carbon technology for use in a variety of applications in different markets including:

•	Motive Power;

•	Utility Grid Connected Power;

•	Standby Power (UPS); and

•	Military applications.

We believe demand for cost-effective energy storage systems produced using our PbC technology will grow rapidly. We also believe that our technologies can be among the leaders in the high performance battery market, and that our competitive advantages will include:

•	excellent partial state –of-charge performance when compared to advanced lead acid and lithium ion products;

•	significantly longer life in string applications with minimal battery management when compared to advanced lead acid;

•	dramatically better charge acceptance when compared to advanced lead acid;

•	significantly faster recharge rate when compared to advanced lead acid and lithium ion and other storage chemistries;

•	significantly longer cycle lives in deep discharge applications when compared to advanced lead acid and similar life when compared to lithium ion;

•	significantly better ability to be recycled and end of life value ($.30~ value per pound compared to $.45 cost per pound cost to be disposed of compared to lithium ion;

We anticipate our ability to establish and maintain a competitive position will be dependent on several factors, including:

•	the availability of raw materials and key components;

•	our ability to design and manufacture commercial carbon electrode assemblies;

•	our ability to establish and operate facilities that can fabricate PbC negative electrode assemblies and commercially manufacture our PbC device with consistent quality at a predictable cost;

•	our ability to establish and expand a customer base;

•	our ability to execute and perform on any future strategic distribution agreements with tier one and/or tier two battery manufacturers;

•	our ability to compete against established, emerging, and other storage technologies;

•	the market for batteries in general; and

•	our ability to retain key personnel.

Our objective is to become an industry leader in the development and production of components for low cost, high performance energy storage systems. We plan to achieve this objective by pursuing the following core strategies:

•	Platform technology business model. We plan to implement a platform technology business model that will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to use our PbC carbon electrode products in their batteries.

•	Leverage relationships with thought leaders. We are engaged in discussions with industry consortia, research institutions, automotive OEM’s, rail transportation providers and other thought leaders in the fields of utility applications and hybrid electric vehicle technology. As we develop our relationships in the field of energy research, we believe the opportunities for government funding and consortia participation will expand and improve our access to potential suppliers and customers.

•	Leverage relationships with battery manufacturers. Our business model is based on the premise that, as we continue forward, we can most effectively address the needs of the market by selling PbC negative electrode assemblies to established lead-acid battery manufacturers who want to add advanced battery technology to their existing product lines. This business model should allow us to leverage the business abilities, manufacturing facilities and distribution networks of established manufacturers in order to reduce our time to market and increase our potential market penetration.

•	Build a recognized brand. We believe strong brand name recognition is important in order to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost of ownership per storage cycle.

•	Focus on specific markets. Markets for motive power, utility grid connected power, standby power (UPS) and military applications are becoming increasingly attractive. We are actively pursuing the use of our lead carbon technology products in these emerging market sectors.

•	Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in R&D in order to improve the performance of our PbC devices and other technologies and to continue to lower our manufacturing costs. Our R&D focus will now be working with prospective customers on the commercial application of our PbC technology to fit their unique requirements`

 The battery industry is mature, capital intensive, heavily regulated, highly competitive and averse to product performance risks associated with radical departures from established technology. We do not believe we will be able to make a credible entry into the battery market until we continue to prove the advantages of our PbC device technology in projects with end users in our targeted markets. Therefore, our business plan contemplates two discrete phases: the development phase (including prototype and demonstration) and the commercialization phase.

Commercialization Phase. During the commercialization phase, formally begun in 2012, we started to implement a platform technology business model where we will develop and manufacture the PbC carbon electrode assemblies that are unique to our PbC batteries. In addition to using these assemblies in our batteries, we eventually intend to sell our proprietary assemblies to other established battery manufacturers who are seeking to market more advanced batteries. We believe a platform technology business model will reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our PbC products, while, at the same time, allowing us to focus on a narrow band of value-added activities that should minimize our investment and maximize our profitability.

Until we complete initial planned commercial projects in our targeted markets, our negotiation position with respect to developing customer relationships with established battery manufacturers may be impaired. Even if our initial planned commercial projects are successful, we may be unable to negotiate manufacturing relationships on terms acceptable to us.

We plan to initially focus on high-value market segments where the total cost of ownership is the primary determining factor in product selection. We believe our commercial PbC device will be most appealing where longer life, high performance, and low maintenance are fully valued.

Our Patents and Intellectual Property

We own thirteen issued U.S. patents at the date of this report covering various aspects of our PbC technologies, and we typically have a number of patent applications in process at any point in time. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

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

•        U.S. Patent No. 7,569,514 (expires May 22, 2021) - Method of Fabrication of Modified Activated Carbon

•        U.S. Patent No. 7,881,042(expires March 2027) – Activated Carbon Electrode with PTFE B

•        U.S. Patent No. 8,023,251(expires November 2028) – Hybrid Energy Storage Device and Method of Making Same

•        U.S. Patent No. 7,998,616(expires February 2028) – Negative Electrode for a Hybrid Energy Storage Device

•        U.S. Patent No. 8,202,653 (expires February 2028) – Electrode Grid Structure

•        U.S. Patent No. 8,192,865 (expires October 2027) – Negative Electrode for a Hybrid Energy Storage Device

•        U.S. Patent No. 8,347,468 (expires February 2031) – Method of Making a Current Collector

Presently, we have no obligation to pay any royalties or license fees with respect to the commercialization of our PbC device technology, and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know-how and other intellectual property, will be critical to our success.

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

Raw Materials

During the research stage, we used readily available raw materials, off-the-shelf components manufactured by others and hand-made components fabricated by our staff. When we begin manufacturing our PbC products in large commercial quantities, we will need to establish reliable supply channels for commercial quantities of raw materials and components. We believe established suppliers of raw materials and components will be able to satisfy our requirements on a timely basis. However, we do not have any long-term supply contracts and the unavailability of necessary raw materials or components could delay the production of our products and adversely impact our results of operations.

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

Our Research and Development

We engage in extensive R&D activities for the purpose of improving our PbC technology and our proposed products. Our goal is to continue to increase efficiency and reduce costs in order to maximize our competitive advantage. Our R&D organization works closely with our engineering and business development teams, our suppliers and our potential customers to improve our product design and lower manufacturing costs. Going forward R&D will be primarily focused working with prospective customers to determine how our PbC technology best fits their unique requirements. During 2012 and 2011, we spent $4.9 million and $5.1 million, respectively, on R&D. While our limited financial resources and brief operating history makes it difficult for us to estimate our future expenditures, we expect to incur R&D expenditures of consistent magnitude for the foreseeable future.

Our Employees

As of December 31, 2012 we employed a staff of 80, including an 11 member scientific and engineering team, and 53 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees.

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

There is an addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as follows:

Our business may not be able to continue as a going concern and we will need to raise additional capital to continue operations beyond April 30, 2013.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures through the first four months of 2013. However, we will not be able to continue operations beyond April 30, 2013 without raising additional financing. We do not believe that we will be able to sufficiently increase our revenues to cover our costs of operations, working capital, and capital expenditures without raising additional capital.  We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our research, development and testing, and other pre-commercialization activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures or to continue our operations at all beyond April 30, 2013. The inability to raise capital in sufficient amounts and on acceptable terms would have a material adverse effect on our ability to continue operations and could result in our inability to continue as a going concern which would mean that we would need to wind down our business.

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

Our business is dependent upon the knowledge and experience of our key scientists, engineers, manufacturing staff and executive officers. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or executive officers do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Our Compensation Committee remains committed to keeping our key team members in place as we move forward into greater commercialization of our PbC product. Currently, all of our key employees have employment contracts that include non-compete provisions.

We have limited manufacturing experience with respect to our PbC technology, which may translate into cost overruns in manufacturing our products.

We do not have extensive manufacturing experience with respect to production of our commercial PbC negative electrode prototypes in quantities required to achieve our operational goals, and there is no assurance that we will be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products when we are ready to do so.

We began the commercial production of our energy storage devices in 2012. We may in the future experience cost overruns in manufacturing our PbC products, and we may not have sufficient capital in the future to successfully complete such tasks. In addition, we may not be able to manufacture our products because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. These inabilities could cause us to abandon our current business plan and may cause our operations to eventually fail.

Risks related to our PbC Technology

We need to continue to improve the performance of our commercial PbC products before we commit to achieve large scale production.

We need to continue to improve various aspects of our PbC technology as we move forward with larger scale production of our commercial prototypes. There is no assurance that we will be able to resolve technical issues. Future developments may reveal additional technical issues that are not currently recognized as obstacles. If we cannot continue to improve the performance of our products in a timely manner, we may be forced to redesign or delay large scale production or possibly abandon our product development efforts altogether.

 We do not have any long-term vendor contracts.

We currently purchase the raw materials for our carbon electrodes and a variety of other components from third parties. We then fabricate our carbon electrodes and build our products in-house. We do not have any long-term contracts with suppliers of raw materials and components, and our current suppliers may be unable to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials and components could fluctuate significantly due to circumstances beyond our control. If our current suppliers are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components or redesign our proposed products to accommodate available substitutes.

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

Some of our products are not intended for direct sale to end users and our business may require us to enter into strategic relationships with manufacturers of other power industry equipment that use batteries and other energy storage devices as important components of their finished products. The agreements governing any future strategic relationships may not provide us with control over the activities of any strategic relationship we negotiate and our future partners, if any, could retain the right to terminate the strategic relationship at their option. Our future partners will have significant discretion in determining the efforts and level of resources that they dedicate to our products and may be unwilling or unable to fulfill their obligations to us. In addition, our future partners may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that we intend to produce.

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

Our ability to successfully commercialize our products will depend on our ability to protect those products and our technology with domestic and foreign patents. We will also need to continue to preserve our trade secrets. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. The patent positions of technology companies, including us, are uncertain and involve complex legal and factual issues.

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

On February 28, 2013, we had 113,290,364 shares of common stock outstanding, and (a) we have warrants outstanding that, if fully exercised, would generate proceeds of $9,720,623 and cause us to issue up to an additional 11,712,315 shares of common stock, with 1,085,714 of these warrants classified as derivative liabilities, and (b) we have options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $6,920,017 and result in the issuance of an additional 4,076,145 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the Over the Counter Bulletin Board. Since trading in our common stock began in January 2004, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of March 6, 2013, the latest practicable date, was $0.32 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

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

Period	High	Low
First Quarter 2011	$1.27	$0.55
Second Quarter 2011	$1.20	$0.60
Third Quarter 2011	$0.73	$0.42
Fourth Quarter 2011	$0.55	$0.25
First Quarter 2012	$0.64	$0.28
Second Quarter 2012	$0.47	$0.30
Third Quarter 2012	$0.36	$0.25
Fourth Quarter 2012	$0.34	$0.20

On March 6, 2013, the sale price for our common stock as reported on the Over the Counter Bulletin Board was $0.32 per share.

Securities outstanding and holders of record

On December 31, 2012 there were 406 holders of record for our common stock and 113,260,006 shares of our common stock outstanding.

Dividends

We have never paid dividends.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information: The following table provides summary information on our equity compensation plans as of December 31, 2012:

Equity Compensation Plan category:	Number of shares Issuable on exercise of Outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Compensation plans approved by stockholders
2004 Incentive Stock Plan	-	$-	2,000,000
2004 Directors’ Option Plan	759,901	$1.01	24,256

Compensation not approved by stockholders
Options held by officers, employees, and consultants	1,340,500	$2.38	210,534
2010 Employees and Officers Stock Option Plan	1,975,744	1.50	1,379,000
Total equity awards	4,076,145	$1.70

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

Overview

Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is a company whose primary purpose is to develop, design, manufacture and sell advanced energy storage devices and components that are based on our patented PbC Technology™. In addition we manufacture standard and specialty lead-acid batteries. Our new PbC® batteries and components, which are manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode, have application virtually all energy system storage functions. It is the Company’s long term goal to become a primary supply source of PbC negative electrodes to established battery manufacturers.

From 2003 through 2012, we have received $69.2 million in cash generated from financing activities of which $67.1 million was used to fund research and development activities, capital expenditures, infrastructure, operations and working capital.

Key Performance Indicators, Material Trends and Uncertainties

We utilize appropriate non-financial measures to evaluate the performance of our R&D and engineering activities and projects with prospective customers. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The three most significant financial metric for our business as we moved into our initial commercialization phase in 2012 are:

•	Revenue growth of our PbC technologies.
•	Extracting an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).
•	Ensuring we can access the growth capital required to fund our short and long-term business requirements.

We believe we will need to continue to characterize and perfect our products through working with prospective customers in a limited number of projects before moving into full commercial production. While the results of this work are moving toward that goal, we cannot provide assurances that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our technology.

We must continue to improve methodologies for manufacturing carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercialize our produce in large quantities.

Financing Activities

There were no financing activities during 2011. On February 3, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds were approximately $8.6 million after the expenses of the offering and placement fees.

Award Activities: Grants and Contracts

The $298,605 solar energy program grant from the Pennsylvania Department of Community and Economic Development was completed during 2011. Final payment of $41,171 was received in May of 2012.

In May of 2012, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We completed a substantial amount of work on this program in 2012 and successfully completed review of that work and of our overall program. We plan on applying for Phase II early in the 2nd quarter of 2013. We were advised that approximately ten percent of the Phase I grant applicants were accepted and received awards. It has been confirmed to us that Phase II grants, of approximately $1,000,000 each, will be made to approximately fifty percent of the applying applicants that have successfully completed Phase I. Phase II grants normally will not exceed 24 months and those successfully completing Phase II grants will be eligible to apply for Phase III grants which it is our understanding will have award sizes several times the size of the Phase II grants. In December of 2012, Axion invoiced and received payment for $74,878 from this grant.

Results of Operations

Our strategy for some time has been to utilize traditional production to train our work force, test our systems and incorporate quality improvements that we believe will ultimately benefit future PbC production. We continued that strategy in 2012.

Software improvements and mechanical tweaking continued to improve throughput on our automated robotic electrode production line in 2012. We are currently satisfied with the production from this line and we will utilize what we have learned in future electrode production lines. The line currently runs end to end and provides us more than enough capacity for our short term needs.

We continued work on our automated “continuous roll carbon sheeting” line in 2012 and made enormous improvements to the process both in terms of thru-put and quality control. We completed this line in the first quarter of 2013 and began producing carbon sheeting for our PbC batteries. This is a giant leap forward for us and the last step in automating our negative carbon electrode manufacturing. Completion of this line brings us quality control, meaningful production quantities (this line currently outpaces the full electrode production line while utilizing one shift) and significant labor cost reduction. A crew of two running this line can produce more carbon sheet product than could our previous crew of ten operating a manual process. In addition, utilizing this line has resulted in no loss of carbon sheet “energy capacity”. In fact it has resulted in a modest gain due in part to the more uniform disbursement of activated carbon in the sheet. The waste created by the process has also been reduced. The obvious result of commissioning this line is an improved product at a reduced cost.

Work continues with the hybrid vehicle manufacturers we have been working with for the past several years. Third party testing continues under protocol developed with our longest standing OEM partner. We have also been in discussions with a new top 5 vehicle manufacturer regarding partnering with them on advanced stage testing of a two battery system. As we have previously reported, the interest of several OEM’s has been fueled by our White Paper that highlights the importance of “charge acceptance” in battery products designed for the micro hybrid and stop start markets.

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

Other highlights for 2012 included:

•	In January, we were awarded a purchase order from Siltek, Inc. confirming their participation in a Zero Energy Building in the Washington D.C. Naval Yard. We completed and commissioned this project in August of 2012. Axion has provided an array of its PbC batteries, system electronics and battery management system that together will serve as an example of Axion’s “mini-cube” and, together with our onsite PowerCube, it has brought us numerous new requests for proposals, on and off shore, encompassing cube sizes from 50 kwh up to 4MWH.

•	In March 2011, we announced that we had received a series of orders for the production and immediate delivery of flooded lead-acid batteries. The batteries are purchaser branded, and do not carry an Axion Power identification label. Orders through the end of 2012 were 100% on time. We have been advised by the purchaser that their purchase of these products is expected to continue in 2013.

•	On April 26th, Norfolk Southern (“NS”) issued us an order for the first $400,000 of a $475,000 total purchase order for PbC batteries for use in their initial all electric, battery powered “yard slug” locomotive. In October we received a purchase order for the remaining $75,000. In December we shipped the remainder of the batteries to NS to complete this purchase order. On a parallel path, development of an “over the road” hybrid locomotive continues. As part of our agreement with NS, Penn State University is performing duplicate string testing on our PbC batteries that so far have confirmed our claims of string “self equalization”. Simply stated, this means that one of the unique characteristics of our PbC batteries is its inherent ability to equalize battery (even cell) voltage during charging at any rate. This is particularly important when the PbC is used in large string configurations (such as the locomotive, or the PowerCube) where the string is only as strong as its weakest (lowest voltage) battery (i.e. the string output is reduced by the lowest performing battery). The success of this testing will continue to allow us to expand the locomotive application to include other locomotive end users and locomotive integrators.

•	In May, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of our PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We have begun work on this nine month Phase I grant, the completion of which will enable us to apply for a Phase II grant. We were advised that approximately ten percent of the Phase I grant applicants were accepted and received awards. It has been confirmed to us that Phase II grants, of approximately $1,000,000 each, will be made to approximately fifty percent of the applying applicants who must first successfully complete their Phase I grant. Phase II grants will not exceed 24 months and those successfully completing Phase II grants will be eligible to apply for Phase III grants, which it is our understanding will have award sizes several times the size of the Phase II grants. As of December 31, 2012, we completed work and received payment for $74,878 (approximately 50% of the grant).

•	At our annual meeting in June, we announced that we had engaged with a marketing strategic partner, Rosewater Energy, LLC (“Rosewater”) to bring our residential energy “HUB” to market. We feel, once again, that the unique characteristics of our PbC battery (charge acceptance, fast recharge and battery string equalization) make our product ideally suited for this market. In August, we executed an exclusive Global Distribution Agreement (“Agreement”) with Rosewater. Rosewater has proven expertise in the distribution and marketing of electronic systems to the consumer retail markets in the United States and access to a network of installers for such electronic systems which we feel will be beneficial to the distribution of our “HUB”. This Agreement is for a three year term subject to the attainment of agreed upon annual sales objectives. Subsequent to the implementation of this agreement, Axion and Rosewater introduced the residential energy “HUB” at the CEDIA show in Indianapolis (September 2012). The reception of this product was very positive and the “HUB” won two awards at the show including one for ‘best new product’. We look forward to the full marketing of this product in 2013.

•	August also saw us revisit an initiative that we spent some time on two years earlier. At the urging of our potential customer, and with the full backing of our VP of sales (Vani Dantam), who has an extensive history of providing products to the trucking industry, we began discussions and testing aimed at using our PbC batteries for “boost up-hill performance” and overall voltage control for 18- wheel over the road heavy duty trucks. That process evolved into the October signing of an MOU with ePower that provides for the exclusive use of PbC batteries in all ePower conversions going forward. In December we outfitted a truck with 56 of our batteries and subsequent testing indicates a substantial increase in miles per gallon is possible when combining ePower’s proprietary engine system with Axion’s PbC batteries. The requirements for fast recharge, high rate of charge acceptance and string stability make the PbC the battery of choice in this application.

•	Also in August, relying further on Vani Dantam’s trucking experience and reputation, we began exploratory talks with an OEM leader in the heavy duty trucking industry. We resurrected an initiative aimed at providing a product that would be a well - suited solution to the issues that arose in the trucking industry because of “anti-idling” legislation. These discussions have further evolved into a stop/start two battery system initiative which has continued into 2013.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements, the accompanying consolidated financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

•	Our primary activity is the development, design, manufacture and marketing of advanced energy storage devices and components that are primarily based on our patented PbC Technology™. Net sales are derived from the sale of lead acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead acid batteries; sales of PbC batteries and PbC energy storage components and devices and from sales of product and services related to advanced battery applications for our PbC® technology.

•	Product costs include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and to provide components for PbC energy storage devices sold to customers. Current product costs represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Product costs also include provisions for inventory valuation and obsolescence reserves.

•	Research & development includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage products with prospective customers based on our patented lead carbon technology. Also included in R&D are the materials consumed in production of pilot products, manufacturing costs not assigned to product sales and costs attributable to service sales.

•	Selling, general and administrative expenses include business development, sales and marketing expenses and the general and administrative expenses associated with being a public company.

Summarized selected Statement of Operations data for the year's ended December 31, 2012 and 2011.

	2012	2011
Product sales	$9,779,711	$7,631,529
Service sales	-	459,645
Total sales	9,779,711	8,091,174
Product costs	9,044,441	6,799,302
Research & development expenses	4,883,033	5,060,036
Selling, general & administrative expenses	4,404,041	4,463,269
Loss before income tax	$(8,553,281)	$(8,311,890)

Reconciliation of net loss to EBITDA

	2012	2011
GAAP loss before income taxes	$(8,553,281)	$(8,311,890)
Plus: Interest	17,594	10,193
Depreciation	1,320,594	1,014,661
Share based compensation	445,966	453,770
Derivative revaluations (income)	(14,626)	(238,618)
Impairment of assets	-	308,882
EBITDA (1)	$(6,783,583)	$(6,763,002)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Operating Results for the Year Ended December 31, 2012 compared with the Year Ended December 31, 2011

Product Sales

Product sales for the year ended December 31, 2012 were $9.8 million compared to $7.6 million for the same period in 2011. We have one customer that accounted for 80.7% of product sales in 2012 and one customer that accounted for 84% of product sales in 2011. The increase in net product sales in 2012 compared to 2011 is due to a series of orders for the production and immediate delivery of specialty flooded lead acid batteries with the purchaser financing the cost of inventory and providing the raw materials required for production.

Service Sales

There were no service sales for the year ended December 31, 2012 compared to $0.5 million for the same period in 2011. We have two customers that accounted for the service sales during 2011.

Total Sales

Total sales for the year ended December 31, 2012 were $9.8 million compared to $8.1 million for the same period in 2011.

Product Cost

Product costs for the year ended December 31, 2012 were $9.0 million compared to $6.8 million for the same period in 2011. The increase in product costs resulted primarily from an increase in product sales.

Research & Development Expenses

Research and development expenses for the year ended December 31, 2012 were $4.9 million compared to $5.1 million for the same period in 2011.

Selling, General & Administrative Expenses

Selling, general & administrative expenses for the year ended December 31, 2012 were $4.4 million compared to $4.5 million for the same period in 2011.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through December 31, 2012, we have generated revenue from operations that was not significant enough to produce an operating profit.

We believe that the currently available funds at December 31, 2012, which includes the net proceeds of $8.6 million from our February 2012 registered direct common stock offering and internally generated funds from products sales will provide sufficient financial resources for our operations, working capital and will fund our anticipated continued growth of sales in traditional batteries and PbC products and maintain our anticipated capital expenditures through April 30, 2013.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and corporate operations beyond April 30, 2013. No assurances can be given that the Company will be successful in arranging the further funding needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Management, with the advice and consent our Board of Directors, has taken actions to attempt to raise additional funds from sources that are in alignment with our business objectives and strategies, in order to continue operations beyond April 30, 2013.

Cash, Cash Equivalents, and Working Capital

At year end December 31, 2012 and 2011, we had $2.0 million of cash and cash equivalents.  At December 31, 2012 working capital was $4.8 million compared to a working capital of $4.3 million at December 31, 2011. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

Cash Flows from Operating Activities

In 2012, $7.7 million was used by operating activities. Of the net cash used in 2012, $6.8 million was used to fund the operations of the business while $.9 million was used to fund changes in operating assets and liabilities.

In 2011, $8.2 million was used to fund operating activities. Of the net cash used of $8.2 million in 2011, $6.7 million was used to fund the operations of the business while $1.5 million was used to fund changes in operating assets and liabilities

Cash Flows from Investing Activities

Net cash used by investing activities for year ended December 31, 2012 was $0.9 million compared to net cash used by investing activities of $3.0 million for the same period in 2011. Investing activities were for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was $8.5 million compared to net cash used by financing activities of $0.1 million for the same period in 2011.

Significant Financing Arrangements

On February 3, 2012, we completed a registered direct common stock offering at a per share price of $0.35 per share. This straight equity transaction, at a 10% discount to market based on trailing average, provided total gross proceeds of $9.4 million and net cash proceeds of $8.6 million to us after allowing for placement fees and expenses of the offering.

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

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment is generally received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2012.

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

Stock-Based Compensation: Stock-based compensation related to employee and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 “Equity-Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Item 8   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Axion Power International, Inc.

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012. Axion Power International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 22, 2013

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$2,004,391	$1,987,637
Accounts receivable	771,410	309,354
Other receivables	21,860	162,249
Prepaid expenses	173,115	145,442
Inventory, net	2,838,791	2,717,173
Total current assets	5,809,567	5,321,855

Property & equipment, net	7,963,041	8,417,163
Other receivables	41,000	53,000
TOTAL ASSETS	$13,813,608	$13,792,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$581,503	$520,358
Other liabilities	305,510	429,432
Notes payable	113,921	104,777
Total current liabilities	1,000,934	1,054,567

Deferred revenue	1,262,295	1,573,962
Derivative liabilities	1,217	15,843
Notes payable	331,247	439,480
Total liabilities	2,595,693	3,083,852

Stockholders' Equity
Convertible preferred stock-12,500,000 shares authorized Series-A preferred – 2,000,000 shares designated 0 shares issued and outstanding	-	-
Common stock-200,000,000 shares authorized $0.0001 par value 113,260,006 issued & outstanding (85,531,114 in 2011)	11,326	8,552
Additional paid in capital	96,013,439	86,953,180
Retained Earnings(Deficit)	(84,555,174)	(76,001,894)
Cumulative foreign currency translation adjustment	(251,676)	(251,672)
Total stockholders' equity	11,217,915	10,708,166
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,813,608	$13,792,018

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011
Product	$9,779,711	$7,631,529
Service	-	459,645
Net sales	9,779,711	8,091,174

Costs and expenses
Product costs	9,044,441	6,799,302
Research & development	4,883,033	5,060,036
Selling, general & administrative	4,404,040	4,463,269
Interest expense	17,594	18,863
Impairment of assets	-	308,882
Derivative revaluations (income)	(14,626)	(238,618)
Interest & other income	(1,490)	(8,670)
Loss before income taxes	(8,553,281)	(8,311,890)

Income taxes	-	-
Net Loss	(8,553,281)	(8,311,890)

Foreign Translation Adjustment	(4)	(47)
Comprehensive Income/(Loss)	$(8,553,285)	$(8,311,937)

Basic and diluted net loss per share	$(0.08)	$(0.10)

Weighted average common shares outstanding	110,689,664	85,488,150

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Net Loss	$(8,553,281)	$(8,311,890)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	1,320,594	1,014,661
Impairment of assets	-	308,882
Derivative revaluations (income)	(14,626)	(238,618)
Share based compensation expense	445,966	453,770

Changes in operating assets & liabilities
Accounts receivable	(462,053)	(87,432)
Other receivables	140,389	(17,276)
Prepaid expenses	(27,673)	(63,382)
Inventory, net	(121,618)	(1,288,613)
Accounts payable	61,145	(409,663)
Other liabilities	(141,742)	203,628
Deferred revenue and other	(311,667)	188,777
Net cash used by operating activities	(7,664,566)	(8,247,156)

Cash Flows from Investing Activities
Other receivables	12,000	12,000
Purchases of property & equipment	(866,472)	(3,002,130)
Net cash used by investing activities	(854,472)	(2,990,130)

Cash Flows from Financing Activities
Repayment of notes payable	(99,089)	(105,039)
Net proceeds from sale of common stock	8,634,881	-
Net cash provided (used) by financing activities	8,535,792	(105,039)

Net change in cash and cash equivalents	16,754	(11,342,325)
Effect of exchange rate on cash	-	(47)
Cash and cash equivalents - beginning	1,987,637	13,330,009
Cash and cash equivalents - ending	$2,004,391	$1,987,637

The accompanying notes are an integral part of these consolidated financial statements

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity

For Periods Ended December 31, 2011 and 2012

	Common
	Shares	Common Stock Amount	Additional Paid- In Capital	Retained Earnings(Deficit)	Other Comprehensive Income	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2010	85,453,302	$8,545	$86,499,416	$(67,690,003)	$(251,625)	$18,566,332

Stock based compensation	77,812	7	453,764			453,771

Net loss				(8,311,890)		(8,311,890)

Other comprehensive income (loss):

Foreign currency translation adjustment					(47)	(47)

Comprehensive loss						(8,311,890)
Balance at December 31, 2011	85,531,114	$8,552	$86,953,180	$(76,001,893)	$(251,672)	$10,708,166

Proceeds from Common Stock Offering-Net of Costs	27,651,870	2,766	8,632,115			8,634,881

Stock based compensation	77,022	8	428,145			428,153

Net loss				(8,553,281)		(8,553,281)

Other comprehensive income (loss):

Foreign currency translation adjustment					(4)	(4)

Comprehensive loss						(8,553,285)
Balance at December 31, 2012	113,260,006	$11,326	$96,013,439	$(84,555,174)	$(251,676)	$11,217,915

The accompanying notes are an integral part of the financial statements

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is a company whose primary purpose is to develop, design, manufacture and sell advanced energy storage devices and components that are based on our patented PbC Technology. In addition we manufacture standard and specialty lead-acid batteries. Our new PbC® batteries and components, which are manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode, have application to virtually all energy system storage functions. It is the Company’s long term goal to become a primary supply source of PbC negative electrodes to established battery manufacturers.

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

Foreign Currency Translation: The accounts of APC and C&T are measured using the Canadian dollar as the functional currency for all the periods presented in the financial statements. The translation from Canadian dollars to U.S. dollars is performed for the balance sheet accounts using current exchange rates in effect at each of the balance sheet dates, and for the revenue and expense accounts using the average rate in effect during the periods. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains or losses resulting from transactions denominated in currencies other than the functional currency are included in the results of operations as incurred. Any gains or losses arising from the inter-company loan denominated in U.S. dollars are directly reflected in other comprehensive income, as the amounts are not expected to be repaid in the foreseeable future.

Comprehensive Income: The Company follows FASB ASC 220, “Comprehensive Income.” Comprehensive income is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company’s net loss, the change in equity components under comprehensive income include any foreign currency translation adjustment.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and 2011. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments to be cash or cash equivalents. Our investment policy is that we only invest cash in U.S. Government Treasuries with original maturities of six months or less. As of December 31, 2012, the Company had a thirty day Certificate of Deposit valued at $1.0 million.

Accounts Receivable and Concentration of Credit Risk: The Company records its accounts receivable net of any allowance for doubtful accounts. The Company manages its credit risk exposure and establishes an allowance for doubtful accounts for accounts that are deemed at risk for collection. When management determines that an account is uncollectible, it is written off against the related allowance. No allowance was considered necessary as of December 31, 2012 and 2011.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, historical sales activity, inventory costs and inventory composition to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials we purchase have minimum order quantities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of inventory at December 31, 2012 and 2011 is as follows:

	2012	2011
Raw materials	$945,763	$1,534,957
Work in process	471,935	1,070,901
Finished goods	1,677,605	359,540
Inventory reserves	(256,512)	(248,225)
	$2,838,791	$2,717,173

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

A summary of property and equipment at December 31, 2012 and 2011 is as follows:

	Estimated useful life	2012	2011
Construction in progress		$476,257	$1,651,204
Leasehold improvements	Lesser of lease term or 10 years	382,680	371,948
Machinery & equipment	3-22 years	11,186,840	9,156,153
Less accumulated depreciation		(4,082,736)	(2,762,142)
Net		$7,963,041	$8,417,163

Depreciation expense was $1,320,594 and $1,014,661 for the years ended December 31, 2012 and December 31, 2011 respectively.

Certain of our machinery and equipment amounting to $1,582,111 are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing. The initial loan proceeds in the amount of $776,244 were received by us on September 14, 2009. The proceeds of the loan were used to defray part of the cost of equipment purchased for use at our Green Ridge Road and Clover Lane facilities. The loan bears interest at the rate of 3% interest per annum and is payable in equal monthly installments of principal and interest over a period of seven years, maturing on October 1, 2016.

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on undiscounted future cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. There was no impairment loss recorded for year ended December 31, 2012 as compared to an impairment loss of $308,882 in 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of the assumptions used for the derivative revaluations at December 31, 2012 and 2011 were as follows:

	2012	2011
Exercise price	$0.57	$0.57
Risk-free interest rate	0.33%	0.25%
Dividend yield	$-	$-
Expected volatility	59.31%	56.78%
Expected term (in years)	0.27	1.27

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise partial or full payment.is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s designated delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days. To date, our warranty exposure on these battery products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There were no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2012.

Grants: The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as a reduced depreciation expense. The Company records government grants receivable in the consolidated balance sheets in other receivables. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2012, the liability for deferred revenue was $1,262,295 and there are no grant receivables at December 31, 2012 compared to $140,389 at December 31, 2011. During the year 2012, $338,562 of income was recorded for the amortization of deferred revenue compared to $238,918 during 2011.

Stock based Compensation: Stock-based compensation related to employees and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Recently Issued Accounting Pronouncements:

In May 2011, the FASB issued Update No. 2011-04 related to fair value measurements and disclosures in the financial statements, which update ASC Topic 820 “Fair Value Measurement”.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not materially expand the Company’s consolidated financial statement footnote disclosures.

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

Note 3 - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2012 the Company’s working capital was $4.8 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond April 30, 2013, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond April 30, 2013. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 4 — Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 200,000,000 shares of common stock and 12,500,000 shares of preferred stock. The number of authorized common shares was increased by 75,000,000 pursuant to the Shareholder meeting vote on July 20, 2011.

Common Stock:   At December 31, 2012, 113,260,006 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock:  The Company’s certificate of incorporation authorizes the issuance of 12,500,000 shares of blank check preferred stock. The Company’s board of directors has the power to establish the designation, rights and preferences of any preferred stock. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. At December 31, 2012 and 2011, no shares of Series-A Convertible Preferred stock were issued and outstanding.

Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2012 and 2011, with summary information on the various warrants issued by the Company in private placement transactions, warrants exercised to date, warrants that are presently exercisable and the current exercise prices of such warrants.

		2012		2011
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price

Warrants outstanding January 1	11,896,070	$0.83	12,973,820	$1.18

Granted during year	-	-

Exercised

Lapsed	(173,755)	2.35	(1,077,750)	4.74

Outstanding at December 31	11,712,315	$0.83	11,896,070	$0.85

Weighted average years remaining	.3		1.3

As of December 31, 2012 and 2011, 1,085,714 warrants were classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “derivative revaluations” on the Consolidated Statements of Operations and Comprehensive Loss.

Note 5 – Equity Compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

There are no incentive stock options outstanding at December 31, 2012.

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

On October 17, 2012, the Board of Directors amended the Axion Power International, Inc. independent director’s stock option plan to increase the number of shares of common stock available thereunder from 500,000 shares to 1,000,000 shares.

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

During 2012, the Company issued 171,429 five year options to one of its directors, vesting one third per year over the next three years. These options are exercisable at a price of $0.35 per share, expiring five years from vest date and are valued at $35,136 utilizing the Black-Scholes-Merton option pricing model, with $6,832 recorded as compensation in 2012. There were no issuances in 2011.

Stock Options Held by Officers, Employees, and Consultants Not Approved by Stockholders:

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest rate %	Dividend Yield %	Expected Volatility %	Expected Life
2012	0.42	0.0	61.12	96 months
2011	1.40	0.0	59.4	76 months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The following table provides consolidated summary information on the Company’s stock option activity for the years ended

December 31, 2012 and 2011.

		2012
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	3,909,300	$1.85	$0.64	4.2
Granted	536,429	1.13	0.15
Exercised	-	-	-
Forfeited or lapsed	(369,584)	2.45	0.82
Options outstanding at December 31, 2012	4,076,145	$1.70	$0.56	3.8	$-
Options exercisable at December 31, 2012	2,965,998	$1.90	$0.65	3.0	$-

		2011
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	3,578,520	$1.97	$0.70
Granted	579,552	1.22	0.30
Exercised	-	-	-
Forfeited or lapsed	(248,772)	2.17	0.68
Options outstanding at December 31, 2011	3,909,300	$1.85	$0.65	4.2	$-
Options exercisable at December 31, 2011	2,515,660	$2.12	$0.77	3.2	$-

The following table summarizes the status of the Company’s non-vested options:

All non-vested stock options as of December 31, 2012	Shares	Fair Value
Options subject to future vesting at December 31, 2011	1,393,638	$0.43
Options granted	536,429	0.15
Options forfeited or lapsed	(101,582)	0.25
Options vested	(718,338)	0.42
Options subject to future vesting at December 31, 2012	1,110,147	$0.40

As of December 31, 2012, there was $544,847 of unrecognized compensation related to non-vested options compared to $474,872 at December 31, 2011. The Company expects to recognize the cost over a weighted average period of 1.4 years. The total fair value of options vested was $1,945,085 and $888,318 for 2012 and 2011, respectively.

The compensation expense that has been recognized for options granted was $410,326 and $427,040 for the years ended December 31, 2012 and 2011 respectively. In addition the Company recognized non-cash compensation expense of $35,640 in 2012 and $26,730 in 2011 for stock granted to directors in lieu of cash. There was no dilutive impact per share during 2012 or 2011. For stock options issued as non-qualified stock options, a tax deduction is not allowed until the options are exercised. The amount of this deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense will be recorded as an increase to additional paid-in capital. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future to utilize the tax benefits of the options granted, the Company has recorded a valuation allowance to reduce gross deferred tax assets to zero. As a result, for the year ended December 31, 2012, there is no income tax expense impact from recording the fair value of options granted. There is no tax deduction allowed by the Company for incentive stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has two stockholder approved equity compensation plans. The following sections summarize the Company’s equity compensation arrangements.

Note 6 Earnings/Loss Per Share

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2012 and 2011 weighted-average number of common shares outstanding would have increased by 161,219, and 1,519,892 respectively, for the fiscal years, reflecting no change to dilutive securities in the calculation of diluted earnings per share.

Note 7 — Income Taxes Expense (Benefit)

A summary of the components giving rise to the income tax expense (benefit) for the periods ended December 31, 2012 and 2011 is as follows:

	2012	2011
Current income tax expense:
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

Deferred income tax provision (benefit):
Federal	$(2,905,000)	$(2,857,000)
State	(564,000)	(555,000)
Foreign	(51,000)	48,000
Total deferred tax	(3,520,000)	(3,364,000)
Less increase in allowance	3,520,000	3,364,000
Net deferred tax	$-	$-

Total income tax expense (recovery)	$-	$-

Individual components giving rise to the deferred tax asset are as follows:	2012	2011
Future tax benefit arising from net operating loss carry forwards	21,100,000	$17,748,000
Future tax benefit arising from available tax credits	1,373,000	1,373,000
Future tax benefit arising from options/warrants issued for Services	1,210,000	1,029,000
Other	222,000	225,000
Total future tax benefit	23,905,000	20,375,000
Less valuation allowance	(23,905,000)	(20,375,000)
Net deferred tax	$-	$-

The components of pretax net loss are as follows:	2012	2011
United States	$(8,553,281)	$(8,309,197)
Foreign	-	(2,693)
	$(8,553,281)	$(8,311,890)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company has net operating loss carry forwards of $48,100,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2032.0. The Canadian loss carry forwards expire at various dates between 2012 and 2030. The Company also has generated Canadian tax credits related to research and development activities.  The credit, amounting to $734,000 U.S. Dollars, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2026. The Company has adopted FASB ASC 740, which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carry forwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying Consolidated Statements of Operations for the periods ended December 31, 2012 and 2011 is as follows:

	2012	2011
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
Prior period adjustments	0.0%	0.00%
State taxes, net	(6.6)%	(6.7)%
Foreign currency fluctuation	(0.6)%	0.6%
U.S. tax credits	0.0%	0.0%
Revaluation of Derivatives	(0.1)%	(0.5)%
(Other	0.1%	0.1%
Change in valuation allowance	41.1%	40.5%
Effective income tax rate	0.0%	0.0%

The Company adopted the provisions of FASB ASC 740-10 “Income Taxes” on January 1, 2008.  As the result of the assessment, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2012, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2008 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 8 — Related Party Transactions

Transactions with C&T: A former board member of the Company, Dr. Igor Filipenko, was the former majority shareholder of C&T prior to the acquisition by the Company. The Board of Directors on August 21, 2009 approved the issuance of warrants to purchase not more than 1,600,000 shares of common stock at an exercise price of $2.00 per share and a term of two years to the C&T Group. On January 11, 2010, Dr. Igor Filipenko gave notice of his resignation as a director of the Company, effective immediately. On December 31, 2012 these warrants have not yet been issued pending "mutual understanding" between the parties.

Note 9 — Supplemental Cash Flow Information

Cash payments for interest during the years ended December 31, 2012 and December 31, 2011 were $17,595 and $18,042, respectively. There were no payments of income taxes during the years ended December 31, 2012 and 2011

Note 10 — Commitments and Contingencies and Significant Contracts

Facilities: On March 28, 2010, we renewed our lease for existing space at our manufacturing plant, located at 3601 Clover Lane, in New Castle, Pennsylvania. The salient terms of the Lease are as follows:

•	The term commenced on April 3, 2010 with an initial term of three years.
•	The renewal lease may be extended for two successive five-year renewal options with future rent to be negotiated at a commercially reasonable rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.
•	The rental amount for the initial term is $17,200 per month, which is fixed through 2013. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.
•	On May 26, 2011 we executed an addendum to the existing lease agreement which resulted in the lease of an additional 2,160 square feet of additional space for $500.00 per month. There were no other changes to the existing lease.
•	With the execution of the addendum we now lease 72,598 square feet for a monthly rent of $17,200.

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

Employment Agreements:    The Company has entered into executive employment agreements with Thomas Granville, Charles R. Trego, Phillip S. Baker, and Vani K. Dantam. These agreements generally require each executive to devote substantially all of his business time to the Company’s affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives will generally receive an automobile allowance, reimbursement for all reasonable business expenses incurred by him on behalf of the Company in the performance of his duties, and a severance package that guarantees continued remuneration equal to the executives base salary for a total of 23 months so long as the Company elects to enforce the provisions of the Non-Competition Agreement, should the executive be unable to find employment or accepts employment at a reduced rate of pay due solely to the Non-Competition Agreement. The provisions of the individual agreements are set forth in the following table:

Name		Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville	(1)	CEO	6/29/10	3-year	$380,000	360,000	$1.50	Monthly	0
Charles R. Trego	(2)	CFO	4/01/10	3-year	$225,000	265,000	$1.50	Monthly	0
Philip S. Baker	(3)	COO	4/01/10	3-year	$199,800	230,000	$1.50	Monthly	0
Vani K. Dantam	(4)	Sr. VP	1/23/12	3-year	$225,000	150,000	$1.50	Monthly	0

1.	Thomas Granville. On June 29, 2010, the Company entered into an Executive Employment Agreement with Thomas Granville as Chief Executive Officer. Pursuant to this agreement, Mr. Granville receives an annual salary of $380,000, and an annual car allowance of $9,000 for the period commencing June 29, 2010, and terminating June 30, 2013. Mr. Granville’s base salary is subject to annual review, and such salary is subject to renegotiation on the basis of Mr. Granville’s and the Company’s performance. In addition, Mr. Granville received a signing bonus of $270,000 and was paid on July 9, 2010. The Company also granted Mr. Granville an option to purchase 360,000 shares of our common stock at a price of $1.50 per share at a vesting rate Of 10,000 shares per month through the term of the agreement. Mr. Granville is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs.

2.	Charles R. Trego. On April 1, 2010, the Company entered into an Executive Employment Agreement with Charles R. Trego as Chief Financial Officer. Under the terms of his employment agreement, which has a term of three years, Mr. Trego receives an annual salary of $225,000, which is subject to review after the initial six month term of the agreement and annually thereafter, an annual car allowance of $9,000, bonuses as determined by the compensation committee, and a 5-year option to purchase 265,000 shares of our common stock at a price of $1.50 per share. 27,000 options shall vest upon execution of this contract and, beginning in June 2010, 7,000 options will vest monthly through the remaining 34 months of this contract.

3.	Philip S. Baker. On April 1, 2010, the Company entered into an Executive Employment Agreement with Philip S. Baker as Chief Operating Officer. Under the terms of his employment agreement, which has a term of three years, Mr. Baker receives an annual salary of $199,800, which is subject to review after the initial six month term of the agreement and annually thereafter, an annual car allowance of $6,000, and a 5-year option to purchase 230,000 shares of our common stock at a price of $1.50 per share. 26,000 options shall vest upon execution of this contract and, beginning in June, 2010, 6,000 options will vest monthly through the remaining 34 months of this contract.

4. Vani K. Dantam. On January 1, 2012, The Company entered into an Executive Employment Agreement with Vani Dantam as Senior Vice President Business Development, Sales & Marketing. Pursuant to this agreement which has a term of three years, Mr. Dantam receives an annual salary of $225,000, which is subject to review on an annual basis, a $20,000 sign-on bonus which was paid in January 2102, bonuses as determined by the compensation committee, and a 5- year option to purchase 150,000 shares of our common stock at a price of $1.50 per share, 15,020 options vest upon execution of this contract and, beginning March 2012, 3,970 options will vest monthly.

We have no retirement plans or other similar arrangements for any directors, executive officers or employees, other than a noncontributory 401(k) plan.

Purchase Orders

On May 11, 2010, the Company was awarded federal contract number N00014-10-C-0094. Under the terms of the agreement, Axion shall furnish personnel and facilities to conduct the research effort for the development of new lightweight, high-powered batteries for use in vehicles operated by the U.S. Marine Corps. This cost-plus-fixed-fee completion contract requires scientific or technical reports to be delivered, inspected and accepted prior to reimbursement. Costs incurred during the performance period, will be reimbursed quarterly. The final report was delivered in July, 2011. The contract, provided $1,004,747 to us in funding for this project, and is subject to a financial audit upon contract completion which we anticipate will occur in 2013.

Selling price was determined by periodic spending using the hourly labor, overhead, and G&A rates submitted with the proposal. The rates are subject to adjustment at the end of contract, and secured by the unpaid fixed fee. Revenue based on the proportionate performance of the work performed was recognized from inception to completion when collection of the reimbursement was reasonably assured. Recognition of the fixed fee was postponed to contract completion. Fixed fee billings were recorded under deferred revenue. The contract contributed no service revenue in 2012 as compared to $387,645 in service revenue during 2011.

Note 11 – Subsequent events

On March 10, 2013, we renewed our lease for our manufacturing plant at 3601 Clover Lane in New Castle, Pennsylvania. The lease which commences on April 3, 2013 is for a term of five years with one five year renewal option. All other terms and conditions of the lease are the same as the existing lease agreement.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A   Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2012 (“Evaluation Date”), the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

During the three months ended December 31, 2012 there were no significant changes in our internal control over financial reporting.

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

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Disclosure of delinquent Form 3, 4 or 5 filers required by this item will be contained in the Definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders; said information is incorporated herein by reference.

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

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by Thomas Granville, who has served as chief executive officer and chairman of the board since 2005. Our board of directors is divided into three classes of directors that serve for staggered three-year terms. Two were elected to serve for terms that expire on the date of our 2012 Annual Meeting (and of those directors, one, Glenn Patterson, notified the board that he would not run for re-election at the 2012 Annual Meeting); two have been elected to serve for a term that expires on the date of our 2013 Annual Meeting; and Two of our current board members have been elected to serve for terms that expire on the date of our 2014 Annual Meeting. The board has three standing committees – audit, compensation and technology. The Audit Committee is comprised solely of independent directors, and each committee has a separate chair. Our Audit Committee is responsible for overseeing risk management, and our full board receives periodic reports from management.

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

The following table identifies our current directors and specifies their respective ages and positions with our Company.

Name	Age	Position
Thomas Granville	68	Chief Executive Officer and Director
Howard K. Schmidt, Ph. D.	54	Director
Michael Kishinevsky	47	Director
Robert G. Averill	72	Director
D. Walker Wainwright	62	Director

Robert G. Averill, 72, has served on our board of directors since February 2004. Mr. Averill is retired and principally involved in personal investments. He served as a director of Implex Corp., a New Jersey based developer and manufacturer of orthopedic implants that he co-founded in 1991 and then sold to Zimmer Holdings, Inc. From 1978 to 1991, Mr. Averill held a variety of executive positions with Osteonics Corp., a developer and manufacturer of orthopedic implants that he co-founded in 1978 and then sold to Stryker Corporation. From 1971 to 1977, Mr. Averill served as a director and held a variety of executive positions with Meditech Inc., a developer and manufacturer of orthopedic implants that he co-founded in 1971 and sold to 3M Corporation in 1975. Mr. Averill holds 28 patents on a variety of orthopedic devices and materials, and he is the co-author of several publications in the field of orthopedics. Mr. Averill holds two degrees from the Newark College of Engineering (BS-mechanical engineering, 1962 and MS-engineering management, 1966). The Company has determined that Mr. Averill should serve as a director due to his extensive engineering and manufacturing background.

Thomas Granville, 68, has served on our board of directors since February 2004 and is both our chairman of our board of directors and chief executive officer. Mr. Granville served as the president of a New York State elevator company that specialized in the installation and maintenance of elevators, escalators, moving walkways and other building transportation products. Mr. Granville also served 15 years as treasurer and ten years as the president of the National Elevator Industry Inc., a trade association that represents elevator manufacturers and contractors, where his duties included labor negotiations for national contracts and oversight duties to a $2.3 billion national pension fund. Mr. Granville has also been a partner, or the general partner, of a number of real estate partnerships that owned multi-family housing, commercial real estate and a cable television company. Mr. Granville is a 1967 graduate of Canisus College. (BA - Business Administration). The Company has determined that Mr. Granville should serve as a director due to his position as senior executive officer of the Company, which gives him valuable insight, as well as his prior managerial experience which provides unique insight for the Board into the operations of the Company.

Michael Kishinevsky, 47 is an independent director who has served on our board since June 2005. Mr. Kishinevsky is a Canadian lawyer who had been principally engaged in the practice of corporate and commercial law from February 1995 until August 2005. For five years Mr. Kishinevsky served as general legal counsel for C&T. Mr. Kishinevsky currently serves as a director of Sunrock Consulting Ltd., a company he co-founded in October 1995, which specializes in the import and distribution of carbon black and synthetic rubber. He is also the president and director of SunBoss Chemicals Corp., a corporation specializing in chemical additives for the custom rubber mixing industry. Mr. Kishinevsky is a 1989 graduate of the University of Calgary (B.Sc. in Cellular, Molecular and Microbial Biology and B.Sc. in Psychology) and a 1993 graduate of the University of Ottawa Law School. Mr. Kishinevsky was called to the bar in the Ontario courts in 1995 and is a member of the Law Society of Upper Canada. The Company has determined that Mr. Kishinevsky should serve as a director due to his legal background as well as his import and distribution experience which provides expertise on the Board with regard to product distribution.

Howard K. Schmidt, Ph.D., 54, is an independent director, who has served on our board of directors since April, 2005. Dr. Schmidt has been employed as a Petroleum Engineering Consultant at Saudi Aramco since August, 2009. Dr. Schmidt is an expert in the field of carbon nanotechnology and single-wall carbon nanotubes, and occasionally acts as an expert witness in nanotechnology patent litigation. He founded AOTA Energy, LLC in mid-2009 to pursue long-term research in renewable energy and sustainable water technologies. Prior to Aramco, Schmidt served as a Senior Research Fellow in the Department of Chemical and Biomolecular Engineering at Rice University in Houston, Texas. Between September, 2003 and March, 2008, he was the Executive Director of the Carbon Nanotechnology Laboratory (the “CNL”) at Rice University. Before joining CNL, Dr. Schmidt operated Stump Partners, a Houston-based consultancy firm and was involved in two Internet ventures. In 1989, Dr. Schmidt founded SI Diamond Technology, Inc., a company that received the prestigious R&D 100 Award from Research and Development Magazine in 1989, went public in 1993, and recently changed its name to Applied Nanotech Holdings, Inc. Dr. Schmidt holds two degrees from Rice University (BS-Electrical Engineering, 1980 and Ph.D.-Chemistry, 1986). The Company has determined that Dr. Schmidt should serve as a director due to his unique and extensive technical knowledge.

D. Walker Wainwright, 62, is an independent director who was appointed to our board of directors in January 2007. He is the founder and Chairman of American Intermodal Container Manufacturing Co., LLC, a manufacturing concern to be located in Fulton, NY. He is the former Chairman of Interboro Insurance Company, a provider of personal lines insurance products in New York State. He is also the founder and chief executive of Wainwright & Co. LLC, an independent financial advisory firm and investment manager. In this capacity he is the manager of a fund of hedge funds titled Dunemere Investor Partners, LP. Formerly a Managing Director in investment banking at Smith Barney, Inc. and at Kidder, Peabody & Co., Mr. Wainwright has over 37 years’ consulting, banking and investment banking experience. Having directed Kidder’s investment banking efforts in the Asia Pacific Region, he has extensive international experience and has lived in Australia and Lebanon. Mr. Wainwright began his career at Chemical Bank and, subsequently, the Schroder Group. He is a graduate of Stanford University (A.B. – 1972) and of Columbia University (M.B.A. – 1976). The Company has determined that Mr. Wainwright should serve as a director due to his long term finance and banking experience.

Executive Officers

The following table identifies our current non-director executive officers and their respective ages and positions with the Company.

Name	Age	Position
Philip S. Baker	65	Chief Operating Officer
Vani Kumar Dantam	54	Senior Vice President
Charles R. Trego	62	Chief Financial Officer

Philip S. Baker joined the Company as Chief Operating Officer on April 1, 2010. He was with Santa Fe Springs CA-based Trojan Battery Company from 1997 to 2009. From 2006 to 2009 he was Senior Vice President and General Manager of a new battery facility for which he led all the phases of development and operations in Sandersville, GA. Baker guided the lead-acid battery plant from negotiations and permitting forward, and is considered to be an expert in quality control and documentation, productivity and the maximization of uptime, automation and the management of environmental issues. Prior to Sandersville, Baker served from 2001 to 2005 at the Trojan plant in Lithonia GA as Senior Vice President and General Manager, where he executed a turn-around in leadership, quality and output, introduced Kaizen events and Six-Sigma tools and improved productive output by 20% in critical bottleneck areas. Before Lithonia, Baker worked for Trojan in Santa Fe Springs as Director of Operations. He was with privately held Wyomissing PA-based Glen-Gery Corporation, a manufacturer of building materials where 700 employees reported upstream to him. He began his career at the Houston Brick & Tile Company. He is a graduate of Georgia Institute of Technology in 1971 (BS in Ceramic Engineering).

Vani Kumar Dantam joined the Company as Senior Vice President-Business Development, Sales and Marketing on January 23, 2012. From 2010 – 2011, Mr. Dantam served as the Vice President – Business Development & Sales for Ener 1, a manufacturer of EV and HEV batteries. During his tenure with Ener 1, Dantam developed over 35 comprehensive proposals for new global customers, building a pipeline of over $500 million in EV and HEV battery business. From 1994 – 2010, Dantam was employed with Remy International, as Director – Sales & Marketing, Global Director – Heavy Duty Sales & Marketing (2004-2009) and Global Director – Hybrid & Traction Motor Sales & Business Development (2009 – 2010). Mr. Dantam holds an MBA (Finance and International Business) from Indiana University, an MS, Mechanical Engineering from Vanderbilt University and a BE, Metallurgical Engineering from Banaras Hindu University- in India.

Charles R. Trego joined the Company as Chief Financial Officer on April 1, 2010. He most recently served as Executive Vice President and Chief Financial Officer of Minrad International, an Amex-listed pharmaceutical and medical device company in Orchard Park, NY. Minrad was acquired by India's Piramal Healthcare in early 2009, and Trego was an integral part of the acquisition strategy and managed the bridge financing through the transition. He served as a consultant providing financial management services to several companies from April 2009 to February 2010. Prior to that, from 2005 to 2008, he was Senior Vice President and Chief Financial Officer of Elmira NY-based Hardinge Inc, a Nasdaq-listed global machine tool company ($327 million in annual revenue), and from 2003 to 2005 he was Chief Financial Officer and Treasurer of Latham NY-based Latham International ($180 million in annual revenue), a privately held manufacturer and marketer of swimming pool components, His career began with a position as Senior Auditor with Ernst & Whinney in Dayton, and continued with financial officer positions with increasing responsibility with Ponderosa Inc., Bojangles of America, Rich Sea Pak, Rymer Foods and Rich Products Corporation. During his 14-year tenure as Chief Financial Officer at Rich Products, revenue increased from $650 million to more than $1.8 billion. He has over 30 years of experience as a financial officer of global middle businesses across several industries and includes private (family), public and private equity ownership structures. He has served as the chief financial officer of startup, turnaround, restructuring and growth businesses with revenue ranging from $25 million to $2 billion. Trego graduated from the University of Dayton in 1972 (BS in Accounting) and in 1978 (MBA). He achieved his CPA designation in 1973 from the State of Ohio.

Presiding Director

Our Chief Executive Officer, Thomas Granville, acts as the presiding director at meetings of our board of directors. In the event that Mr. Granville is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the chairmen of each of the committees of our board of directors.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors is working to adopt and implement many “best practices” in the area of corporate governance, including separate committees for the areas of audit and compensation, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management and directors, among other things. In 2012, all incumbent directors attended 75% of our meetings of the board of directors.

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

Director Independence

Our board of directors has determined that four of our directors would meet the independence requirements of the NYSE AMEX if such standards applied to the Company. In the judgment of the board of directors, Mr. Granville does not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between the Company and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Board Committees

The board of directors currently has three standing committees: the audit committee, the compensation committee, and the technology committee. These committees are responsible to the full board.

Audit Committee – Our board of directors has created an audit committee that presently consists of Mr. Wainwright and Dr. Schmidt. Mr. Wainwright serves as the current chairman of our audit committee. Each of the members has a basic understanding of finance and accounting, and is able to read and understand fundamental financial statements. The board of directors has determined that each of the members of the audit committee would meet the independence requirements applicable to NYSE Amex listed companies although such standards do not apply to our company. Our board of directors has also determined that based on work history none of our current committee members meet the definition of an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) under Regulation S-K, promulgated under the Securities Exchange Act of 1934. The audit committee, has the sole authority to appoint, review and discharge our independent registered public accounting firm. The audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and our system of internal controls, reports the results of their review to the full board of directors and to management, and recommends to the full board of directors that the our audited consolidated financial statements be included in our Annual Report on Form 10-K.

The audit committee met four times during the year ended December 31, 2012. The audit committee charter can be found on our website under About Axion; Corporate Governance /Committee, at www.axionpower.com.

Compensation Committee – Our board of directors has created a compensation committee that presently consists of Messrs. Averill, Kishinevsky and Wainwright. Mr.Wainwright serves as chairman of the compensation committee. The compensation committee makes recommendations concerning compensation of the executive management team and non-employee directors and administers our stock-based incentive compensation plans. The compensation committee typically meets in separate sessions independently of board meetings. The compensation committee typically schedules telephone meetings as necessary to fulfill its duties. The chairman establishes meeting agendas after consultation with other committee members and Mr. Thomas Granville, our Chief Executive Officer. Subject to supervision by the full board of directors, the compensation committee administers our stock option plans. Our Chief Executive Officer and other members of management regularly discuss our compensation issues with compensation committee members. Subject to compensation committee review, modification and approval, Mr. Granville typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The compensation committee in conjunction with other non-employee directors establishes all bonus and equity incentive awards for Mr. Granville and the other executive members of the management team. Our board of directors has determined that all members of the compensation committee would meet the independence requirements applicable to NYSE Amex listed companies although such standards do not apply to us.

The compensation committee met twice during the year ended December 31, 2012. The compensation committee charter can be found on our website under “About Axion; Corporate Governance; Committees,” at www.axionpower.com.

Technology Committee – Our board of directors has created a technology committee that consists of Dr. Schmidt, Messrs. Averill, Kishinevsky and Granville. The technology committee provides board-level oversight, guidance and direction to our R&D staff, supervises evaluates and makes recommendations with respect to the acquisition and licensing of complementary and competitive technologies and supervises the activities of our intellectual property lawyers.

The technology committee met twelve times during the year ended December 31, 2012.

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

Board nominations

Stockholders wishing to bring a nomination for a director candidate before a stockholders meeting must give written notice to our Corporate Secretary, either by personal delivery or by United States mail, postage prepaid. The stockholder’s notice must be received by the Corporate Secretary not later than (a) with respect to an Annual Meeting of Stockholders, 90 days prior to the anniversary date of the immediately preceding Annual Meeting, and (b) with respect to a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of the meeting is first given to stockholders. The stockholder’s notice must set forth all information relating to each person whom the stockholder proposes to nominate that is required to be disclosed under applicable rules and regulations of the SEC, including the written consent of the person proposed to be nominated to being named in the proxy statement as a nominee and to serving as a director if elected. The stockholder’s notice must also set forth as to the stockholder making the nomination (i) the name and address of the stockholder, (ii) the number of shares held by the stockholder, (iii) a representation that the stockholder is a holder of record of stock of the Company, entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person named in the notice, and (iv) a description of all arrangements or understandings between the stockholder and each nominee.

Stockholder Communications with the Board of Directors

Stockholders may communicate directly with the board of directors or any board member by writing to them at Axion Power International, Inc., 3601 Clover Lane, New Castle, PA 16105, C/O Secretary, Michael Kishinevsky. The outside of the envelope should prominently indicate that the correspondence is intended for the board of directors or for a specific director. The secretary will forward all such written communications to the director to whom it is addressed or, if no director is specified, to the entire board of directors.

Director Attendance at Annual Meetings of Stockholders

We encourage our directors to attend Annual Meetings, although such attendance is not required. Five directors attended the 2012 Annual Meeting.

Item 11 Executive Compensation

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to the year ended December 31, 2012.  The Named Executive Officers are as shown. We did not have any non-equity incentive plans, pension plans or deferred compensation plans during the year ended December 31, 2012.

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)(1)	($)(2)	($) (3)	($)(3)	($)(4)	($)
Thomas Granville CEO and Director	2012	380,000				20,715	400,715
Thomas Granville
CEO and Director	2011	380,000				18,847	398,847

Charles R. Trego
CFO	2012	225,000				22,109	247,109
Charles R. Trego
CFO	2011	225,000				23,429	248,429

Philip S. Baker
COO	2012	199,800				18,317	218,117
Philip S. Baker
COO	2011	199,800				15,328	215,128

Vani K. Dantam	2012	225,000	20,000		21,384	44,271	310,655

1.	Salaries are presented as the contractual amount paid during 2012 and 2011.
2.	Discretionary bonuses are not made pursuant to any specific bonus plan. Bonuses cited were awarded and paid in 2012.
3.	Stock and option awards were granted pursuant to the individual employment contracts. Options are valued using the Black-Scholes-Merton option pricing model.
4.	Other compensation includes Company perquisites relating to pre and post-employment consulting contracts, severance payments, auto allowance, personal use of company cars, accrued vacation payments, moving expenses, other earned compensation, as well as healthcare premiums paid under the group health plan.

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

In conjunction with the appointment of Mr. Dantam, the Company entered into an employment agreement with him that generally requires the executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during his term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of our executives will participate in our standard employee benefit programs, including medical/hospitalization insurance as in effect from time to time. Each of the covered executives will generally receive reimbursement for all reasonable business expenses incurred by them on behalf of the Company in the performance of their duties.

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

Warrants

As of December 31, we have 11,712,315 outstanding warrants that represent potential future cash proceeds to our company of $10,152,447. The warrants are divided into seven classes that are presently exercisable and expire at various times through December 8, 2014. The following table summarizes the number of warrants in each class, the anticipated proceeds from the exercise of each class, and the expiration date of each class.

Warrant Series	Number of Warrants	Exercise Price	Anticipated Proceeds	Expiration Date
2008 Conversion-Warrants	580,940	2.60	1,510,444	June 29, 2013
2008 Quercus	10,000,000	0.75	7,500,000	June 29, 2013
2008 Derivatives	1,085,714	0.57	618,857	June 29, 2013
2009 Bridge Warrants	45,661	2.00	91,322	August 12, 2014
Total	11,712,315		$9,720,623

The holders of warrants are not required to exercise their rights at any time prior to the expiration date and we are unable to predict the amount and timing of any future warrant exercises. We reserve the right to temporarily reduce the exercise prices of our warrants from time to time in order to encourage the early exercise of the warrants.

Stock Options

As of December 31, 2012, we have 4,076,145 outstanding stock options that represent potential future cash proceeds to our company of $ 6,920,017. The outstanding options include 2,965,998 options that are currently vested and exercisable and 1,110,147 that will vest and become exercisable over the next three years. These options represent potential future cash proceeds to our company of $5,639,150 and $ 1,280,867, respectively.

	Shares	Price	Proceeds	Shares	Price	Proceeds
2012 Employee & Officer plan options	1,342,500	$1.50	$2,013,750	633,244	$1.50	$949,867
Directors plan options	374,998	1.52	568,900	384,903	.52	200,000
Non-plan options to consultants and employees	1,248,500	2.45	3,056,500	92,000	1.42	131,000
Total	2,965,998	$1.90	$5,639,150	1,286,511	$1.15	$1,280,867

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards					Stock Awards
	Non-Plan		Equity Incentive Plan Awards					Equity Incentive Plan Awards
	Number of shares underlying unexercised options							# Shares
Name	# Exercisable	# Unexer- cisable	Unearned	Option Exercise Price	Option Expiration Date	Number Unearned Shares or units of stock	Market Value	Unearned shares, units, or other rights not vested	Market Value	Footnotes
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Granville, Tom	90,000	-	-	$2.50	varies through 6/15/2015					Issued pursuant to June 2008 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Granville, Tom	270,000		90,000	$1.50	varies through 6/29/2018					Issued pursuant to June 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Charles Trego	223,000	42,000	-	$1.50	varies through 3/30/2018					Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Philip Baker	194,000	36,000	-	$1.50	varies through 3/30/2018					Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

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

Director Compensation

The following table provides information regarding compensation paid to non-employee directors for services rendered during the year ended December 31, 2012.

	Fees Earned or	Stock
	Paid in Cash	Awards
Name	($)(1)	($)	Total ($)
Thomas Granville (2)
Robert G. Averill	45,523		45,523
Dr. Howard K. Schmidt	34,200	16,876	40,320
Michael Kishinevsky	30,300	15,360	35,880
Glenn Patterson	27,250		38,993
D. Walker Wainwright(3)	35,375	16,876	41,495

1.	Fees are presented based on the amount paid during 2012.
2.	Mr. Granville received no compensation during 2012 for his service as a Director, as he served as our chief executive officer during that time period. For a summary of the compensation received by him as chief executive officer during 2012, see Summary Compensation Table above.
3.	One director was reelected to serve on the Board of Directors at the Annual Meeting held on June 22, 2012, receiving 171,429 five-year options with an exercise price of $0.35 per share, pursuant to the 2004 Outside Directors Stock Option Plan. The options granted shall vest at the rate of 57,143 per year commencing on the date of the company's Annual Meeting, so long as the director serves as a member of the board on the date of such meeting.

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

Only non-management directors are compensated separately for service as members of our board of directors. Each of our non-management directors received the following components of compensation for the period January 1, 2012 through December 31, 2012:

•	A basic annual retainer of $25,000 for service as a director;
•	A supplemental retainer of $6,000 for service as chairman of any committee;
•	A supplemental annual retainer of $3,000 for service as a committee member;
•	A meeting fee of $1,500 per day for each board or committee meeting attended in person or $500 for each board or committee meeting attended by telephone;
•	Reimbursement for all reasonable travel, meals and lodging costs incurred on our behalf;
•	Options to reelected directors; and
•	Reimbursement for expenses up to $5,000 annually for education related to chairmanship of a committee.

The 2004 stock option plan for independent directors authorized the issuance of options to purchase $20,000 of our common stock for each year of service as a director. The plan was amended on September 28, 2010 increasing the shares reserved for issuance under the outside directors’ stock option plan to 500,000. On October 17, 2012, the Board of Directors amended the Axion Power International, Inc. independent director’s stock option plan to increase the number of shares of common stock available thereunder from 500,000 shares to 1,000,000 shares.

For 2012 and 2011, we issued 171,429, and 187,500, options respectively pursuant to our directors’ stock option plan. Of this total, no options were exercised during the year ended December 31, 2012, 374 998 options are currently vested and exercisable at a weighted average price of $1.52 per share and 384,903 options are unvested and will be exercisable at a weighted average price of $0.52 per share.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On January 22, 2013, we had 113,290,364 shares of common stock. The following table sets forth certain information with respect to the beneficial ownership of our securities as of January 22, 2013, for (i) each of our directors and executive officers; (ii) all of our directors and executive officers as a group; and (iii) each person who we know beneficially owns more than 5% of our common stock. Normally, the Company would rely on the Section 16 filings for our 5% owners. Our reporting is limited to the information we do have when we do not have the benefit of further information.

Beneficial ownership data in the table has been calculated based on the Securities and Exchange Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of March 29, 2013 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

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

	Common Stock	Warrants & Options (1)	Combined Ownership	Percentage
Quercus Trust (2) 1835 Newport Blvd A109 – PMB 467 Costa Mesa, CA 92627		7,142,857	7,142,857	5.9%
Averill, Robert	3,535,153	515,251	4,050,404	3.3%
Granville, Tom	696,596	360,000	1,056,596	*
Trego, Charles	-	223,000	223,000	*
Baker, Philip	-	194,000	194,000	*
Wainwright, Walker	46,576	56,410	102,986	*
Schmidt, Howard	46,162	48,500	94,662	*
Kishinevsky, Michael	42,454	48,500	90,954	*
Dantam, Vani	-	42,810	42,810	*
Directors and officers as a group (8 persons)	4,366,941	1,488,471	5,855,412	4.8%

*Less than 1%

(1)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholders that are presentably exercisable or will become exercisable within 60 days.
(2)	The trustees of The Quercus Trust are Mr. David Gelbaum and Ms. Monica Chavez Gelbaum, each with shared voting and dispositive power over the shares held by this trust.

Item 13 Certain Relationships and Related Transactions, and Director Independence

See the “Executive Compensation” section for a discussion of the material elements of compensation awarded to, earned by or paid to our named executive officers. Other than as stated in the “Executive Compensation” section, we have not entered into any transactions with executive management. See Item 10 for Director Independence.

Item 14 Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

The following table presents fees for professional audit services billed for services rendered by EFP Rotenberg, LLP for the audit of the Company’s annual financial statements for the years ending December 31, 2012 and 2011, and for fees billed for other services rendered by EFP Rotenberg, LLP during those periods.

49

	2012	2011
Audit Fees	$79,600	$76,500

Audit-Related Fees - registration statement consents	$7,500	$6,000

Tax Fees	$6,900	$6,800

All Other Fees	-	$8,500

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

PART IV

Item 15 Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004. (3)
3.6	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated June 14, 2010.	(25)
3.7 4.1	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated July 22, 2011. Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)
4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)
4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)
4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006.	(19)
4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
4.12	Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)
4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)
4.14	Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $.0001 Per Share, of Axion Power International, Inc. dated February 24, 2010.
9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2
10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)

10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)
10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)
10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)

10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)

10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)
10.41	Commercial Lease with Becan Development, LLC dated November 4, 2010.	(28)
10.42	Form of Subscription Agreement	(30)
10.43	Placement Agency Agreement, dated January 31, 2012	(30)
10.44	Employment Agreement with Vani Kumar Dantam, dated January 2012

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004.
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.
(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.
(24)	Incorporated by reference from our Current Report on Form 8-K dated April 6, 2010.
(25)	Incorporated by reference from our Current Report on Form 8-K dated June 15, 2010.
(26)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(27)	Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(28)	Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.
(29)	Incorporated by reference from our Current Report on Form 8-K dated July 22, 2011.
(30)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2012.

(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 26, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

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

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2012 and 2011, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Principal Executive Officer and Director

Dated: March 22, 2013

AXION POWER INTERNATIONAL, INC.

By:	/s/ Charles Trego
Charles Trego, Principal Financial Officer

Dated: March 22, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert G. Averill
Robert G. Averill	Director	March 22, 2013

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	March 22, 2013

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	March 22, 2013

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	March 22, 2013

