Form 10-Q
period 2013-03-31
Axion Power International, Inc.
filed 2013-05-15
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at April 25, 2013
Common Stock, $0.0001 par value	113,290,364

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$758,926	$2,004,391
Accounts receivable	286,976	771,410
Other current assets	196,706	194,975
Inventory, net	2,753,365	2,838,791
Total current assets	3,995,973	5,809,567

Property & equipment, net	7,693,529	7,963,041
Other receivables	38,000	41,000

Total Assets	$11,727,502	$13,813,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$625,620	$581,503
Other liabilities	272,552	305,510
Notes payable	104,777	113,921
Total current liabilities	1,002,949	1,000,934

Deferred revenue	1,177,312	1,262,295
Derivative liabilities	154	1,217
Notes payable	303,678	331,247
Total liabilities	2,484,093	2,595,693

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares designated 0 shares issued and outstanding	-	-
Common stock-200,000,000 shares authorized $0.0001 par value 113,290,364 shares issued & outstanding (113,260,006 in 2012)	11,329	11,326
Additional paid in capital	96,106,122	96,013,439
Retained earnings (deficit)	(86,622,430)	(84,555,174)
Cumulative foreign currency translation adjustment	(251,612)	(251,676)
Total Stockholders’ equity	9,243,409	11,217,915

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$11,727,502	$13,813,608

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME and COMPRHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net Sales
Product	$2,237,647	$1,760,562
Service Fees	-	-
	2,237,647	1,760,562

Cost of Product Sales
	1,990,473	1,566,570

Gross Profit	247,174	193,992

Selling, general and administrative expenses	2,310,912	2,485,039
Derivative revaluations	(1,063)	37,727
Interest expense	4,580	4,015
Loss before income taxes	(2,067,255)	(2,332,789)

Provision for income taxes	-	-
Net Loss	(2,067,255)	(2,332,789)

Foreign translation adjustment	64	(33)
Comprehensive Loss	$(2,067,191)	$(2,332,822)

Loss per share

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding	113,285,979	103,165,552

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities

Net loss	$(2,067,255)	$(2,332,789)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation	360,332	355,370
Derivative revaluations	(1,063)	37,727
Share based compensation expense	92,685	95,309

Changes in operating assets & liabilities
Accounts receivable	484,434	(196,912)
Other receivables	-	99,218
Prepaid expenses	(1,731)	57,926
Inventory, net	85,426	119,962
Accounts payable	44,117	157,150
Other current liabilities	(32,958)	(69,458)
Deferred revenue and other	(84,983)	(56,715)
Cash (used) by operating activities	(1,120,996)	(1,733,212)

Investing Activities
Other receivables	3,000	3,000
Purchase of property & equipment	(90,820)	(336,412)
Cash (used) by investing activities	(87,820)	(333,412)

Financing Activities
Repayment of notes payable	(36,713)	(26,755)
Net proceeds from sale of common stock	-	8,626,007
Cash (used) by financing activities	(36,713)	8,599,252
Net cash in cash and cash equivalents	(1,245,529)	6,532,628
Effect of exchange rate on cash	64	(33)
Cash and cash equivalents – beginning	2,004,391	1,987,637
Cash and cash equivalents – ending	$758,926	$8,520,232

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

1.	Financial Statements

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Axion Power International, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2012. The results of income for the three month period ended March 31, 2013 are not necessarily indicative of results of income and comprehensive income for the Company’s 2013 calendar year.

Certain amounts for the results of income for the three month period ending March 31, 2012 have been revised to conform to the current year’s presentation.

2.	New Accounting Pronouncements

In January of 2013, the FASB issues ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 2010-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. We do not expect the adoption of this standard to have a material impact on our financial statements.

In February of 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The amendments in this Update Apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of comprehensive income. The total of other comprehensive income for a period shall be transferred to a component of equity that is presented separately from retained earnings and additional paid-in capital in a statement of financial position at the end of an accounting period. A descriptive title such as accumulated other comprehensive income shall be used for that component of equity. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

3.       Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials and components	$812,118	$945,382
Work in process	1,902,727	1,828,687
Finished goods	294,720	321,234
Inventory reserves	(256,200)	(256,512)
	$2,753,365	$2,838,791

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

4.	Warrants

Warrants consist of the following as of March 31, 2013:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at January 1, 2013	11,712,315	$0.83	3.0
Granted	-	-	-
Exercised	-	-	-
Forfeited or lapsed	(3,238,095)	0.73	-
Warrants outstanding at March 31, 2013	8,474,220	$0.87	0.2

As of March 31, 2013, 704,762 warrants were classified as derivative liabilities. For each reporting period, the warrants are revalued and reported as derivative revaluations on the statements of income.

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

The compensation expense for options was $92,685 of which $18,600 was for Director’s compensation in lieu of cash, for the three months ended March 31, 2013 and had no impact on the diluted loss per share.

Outstanding compensatory options consist of the following based on grant date as of March 31, 2013:

		Weighted Average
All Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	4,076,145	$1.70	$0.56	3.8	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(25,586)	$4.08	$1.26	-	-
Options outstanding at March 31, 2013	4,050,559	$1.68	$0.56	4.0	$-
Options exercisable at March 31, 2013	3,267,838	$1.84	$0.63	1.7	$-

There were no options granted or exercised during the three months ended March 31, 2013.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

All non-vested compensatory stock options consist of the following as of March 31, 2013:

	All Options
	Shares	Fair Value
Options subject to future vesting at December 31, 2012	1,110,147	$0.24
Options forfeited or lapsed	(25,586)	1.53
Options vested	(301,840)	0.42
Options subject to future vesting at March 31, 2013	787,721	$0.24

As of March 31, 2013, there was $145,135 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 1.1 years. The total fair value of options which vested during the three months ended March 31, 2013 was $127,355.

6.	Earnings (Loss) Per Share

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

If the Company had generated earnings during the three months ended March 31, 2013 and 2012, the Company would have added 89,924 and 1,397,846 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.	Subsequent Events

On May 7, 2013, we entered into a financing transaction for the sale of Senior Convertible Notes (“Convertible Notes”) of Axion Power International, Inc. (“Company” or “We”) and Warrants issued by the Company (“Warrants”) with gross proceeds of $9 million to us. At Closing, which occurred on May 8, 2013, we received cash proceeds of $3 million and had deposited an additional $6 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Convertible Notes or (ii) otherwise, as follows: $500 thousand on each 30 day anniversary of the Effective Date commencing on the 60th day after the Effective Date until there are no more funds in the control accounts.  The Convertible Notes bear interest at 8% per annum and are convertible into shares of our Common Stock at an initial per share conversion price of $0.264 subject to certain adjustments.  The Warrants entitle the holders of the Warrants to purchase, in aggregate, 17,281,107 million shares of our common stock. The five year Warrants will be exercisable at an exercise price equal to $0.302, subject to certain adjustments.

We received approximately $2.76 million in net proceeds at Closing, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000, which expenses will be paid out of the proceeds at Closing. At each Funds Release, we will receive approximately $460 thousand in net proceeds, after deducting our placement agent’s fee of $40,000.

Simultaneously with the Closing of the $9 million financing transaction, the Company sold $1 million principal amount of Subordinated Convertible Notes to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Convertible Notes will not carry any additional fees and expenses, so the entire $1 million investment is netted to the Company. The Subordinated Convertible Notes are subordinated in right of repayment to the Convertible Notes to the Company and mature 91 days subsequent to the Maturity Date of the Convertible Notes. The Subordinated Convertible Notes bear interest at the rate of 8% per annum which shall accrue. Once 2/3 of the Convertible Notes have been repaid, then the Subordinated Convertible Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Convertible Notes and all Equity Conditions of the Convertible Notes are met. The conversion price for the Subordinated Convertible Notes is $0.264 per share. The holders of the Subordinated Convertible Notes will be issued five year warrants to purchase 1,920,123 shares of Company common stock. Each warrant has an exercise price of $0.302 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-Q, in particular Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Income,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of income, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

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

Key Performance Indicators, Material Trends and Uncertainties

Our primary activity is the development, design, manufacture and marketing of advanced energy storage devices and components that are primarily based on our patented PbC technology.

We utilize appropriate non-financial measures to evaluate the performance of our R&D and engineering activities and projects with prospective customers. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The most significant financial metrics for our business as we moved into our initial commercialization phase in 2012 are:

•	Revenue growth of our PbC technologies.
•	Extracting an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).
•	Ensuring we can access the growth capital required to fund our short and long-term business requirements.

 We believe we will need to continue to characterize and perfect our products through working with prospective customers in a limited number of projects as we move into full commercial production. While the results of this work are moving toward that goal, we cannot provide assurances that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our technology.

We must continue to improve our methodologies for manufacturing carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercialize our produce in large quantities.

Award Activities: Grants and Contracts:

In May of 2012, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We successfully completed and as of April 20, 2013 all monies were received.

In an event subsequent to the end of the first quarter of 2013, we applied for the follow on Phase II grant on April 17, 2013. It has been confirmed to us that Phase II grants, of approximately $1,000,000 each, will be made to approximately fifty percent of the applying applicants that have successfully completed their Phase I grant award programs. Our Phase II grant schedule will not exceed 24 months. Any Phase II grant awardee that successfully completes the Phase II section of the program,will be eligible to apply for Phase III grants. This final portion of the SBIR grant program will have award sizes several times the size of the Phase II grants.

Our Phase II proof of concept effort includes collaboration with strategic partners chosen for their expertise in the development of compatible vehicle systems that are essential for our entry into both historical and emerging markets. The unique properties our PbC® battery exhibits – long cycle life; high charge acceptance; fast re-charge; and inherent string equalization – create a strong case for PbC adoption by historical industry leaders and by those with new cutting edge technologies. Our application pointed out, as further evidence of our potential place in those markets, that we are in various stages of lab or field vehicle testing with these strategic partners.

Results of Operations

Motive Transportation

Our work in this area continues with Norfolk Southern (NS) in the area of hybrid locomotives. We shipped batteries for the first yard switcher at the end of 2012. Due to various delays by NS contractors, that locomotive is not yet on the road. Although all of our work related to this first locomotive is complete, our string testing validation program in conjunction with NS and Penn State – which is designed to provide information for potential future builds - continues within projected result parameters.

Our hybrid passenger vehicle work has entered a new phase. The OEM, in an anticipated effort to insure they will not have a “sole source” issue, has asked us to pursue with them, an alternate provider of our final product. Since this initiative is in keeping with our long stated future strategy (“to become the leading supplier of carbon electrode assemblies for the global lead-acid battery industry”), we embraced the process. We are a few months into that program and it is going well.

Our hybrid truck program has bifurcated into distinct programs, although one of our strategic partners is participating in both. The first initiative is in the class 8 heavy duty truck conversion market where the rebuild of existing trucks, and the future build of new trucks, look to employ a hybid system consisting of a new drive and electronics system integrated with our PbC battery package. We have been working with ePower systems since 2010, but our interaction has steadily increased in the last 12 months. We sold 56 PbC batteries to them in December of 2012 for integration into one of their prototype trucks. The truck has performed very well and we continued to tweak the operation in the first quarter. ePower reported the performance was better than anything else they had tested, and since cycle life was expected to be significantly better as well, we all felt we had a product that could be taken into small fleet testing. Of course Axion has an ongoing R&D/Engineering program that is focused on product improvement in general as well as improvement for specific market applications. We are pleased to report that subsequent to the end of the quarter, we shipped the new improved PbC batteries to ePower and they immediately installed them in their truck. ePower reported, and we were onsite to observe, significant improvement in amperage available (greater than 25%), a decrease in the internal resistance of the battery (more than 25%) resulting in an ability to pull larger loads at speed. These improvements were obtained while maintaining the PbC’s biggest advantage over other battery technologies, namely its’ ability to quickly accept recharge back into the battery. There will be more on this exciting development as we go forward with ePower.

The second hybrid truck program we have been working on is a dual battery design for a truck stop/start technology. This is very similar to the stop/start initiative we have been working toward with passenger vehicle OEM’s, except that the battery sizes are larger. In this stop/start program, we have an historical industry leader as an initial strategic partner. We are in the early stages with this program, but we have been told that, if initial data continues to trend as we have predicted, then we will be able to incorporate data we developed in our passenger vehicle stop/start program. This is significant because it will literally reduce time to market by at least 1/3rd.

Manufacturing

In March we commissioned our new improved continuous roll carbon sheeting line. This was a necessary step to move us to targeted cost improvements and to critical quality control specifications. We began manufacturing product on this line immediately but continue to work on improvements. In fact after six weeks of operation, we have modestly increased our carbon sheet energy density. This carbon sheet production line, when coupled with our robotic line, streamlines our manufacturing process and reduces both our labor requirements and our material waste. It has now become scalable, with the capability of being replicated at the Company’s New Castle facility, or at any other facility in the world.

We referenced available power improvements in the ePower PbC battery product, which is the result of a change in the way we manufacture our product and an example of what we can do now that the our robotic line is fully engaged. As we go forward, we look to continue the improvement process.

Stationary Applications

Our onsite PowerCube™ continues to perform well. The unit was commissioned in October of 2011 and immediately began to function in the PJM frequency regulation market. We have continued to participate in this market on a daily basis without a single battery failure. Numerous potential PowerCube customers have come to Axion to view the PowerCube. They include users on both sides of the meter. The Washington D.C. Naval Yard Net Zero Energy installation is another destination of potential PowerCube purchasers. Just like our onsite PowerCube, this installation continues to operate with the original PbC batteries. In the first quarter, we had more than a tenfold increase in PowerCube RFP and RFQ requests compared to 2012.

Largely because of the high cost of offshore energy, and in response to requests from governmental and private entities, we have formed a consortium to pursue energy solutions outside of North America. Our PbC battery and the PowerCube are well suited to these renewable off and on grid solutions. Our group includes wind, solar, electronics integration and contracting entities.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements, the accompanying unaudited consolidated financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

•	Net product sales are derived from the sale of lead acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead acid batteries; sales of PbC batteries and PbC energy storage components and devices and from sales of product and services related to advanced battery applications for our PbC® technology.

•	Cost of product sales include raw materials, components, labor, and allocated manufacturing overhead to produce lead acid and PbC batteries and to provide components for PbC energy storage devices sold to customers. Cost of product sales also include, where required, provisions for inventory valuation and obsolescence reserves.

•	Selling, general and administrative expenses includes expenses to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage devices, materials consumed in production of pilot products, manufacturing costs not assigned to product sales, selling, business development and marketing expenses and general and administrative expenses.

Statements of Income

Summarized selected financial data for the three months ended March 31, 2013 and 2012:

	2013	2012	Change
Product sales	$2,237,647	$1,760,562	$477,085
Service sales	-	-	-
Total sales	2,237,647	1,760,562	477,085
Cost of product sales	1,990,473	1,566,570	423,903
Gross Profit	247,174	193,992	53,182
Selling, general & administrative expenses	2,310,912	2,484,242	(173,330)
Derivative revaluations	(1,063)	37,727	(38,790)
Loss before income taxes	$(2,067,255)	$(2,332,789)	$(265,534)

Reconciliation of net loss to EBITDA

	2013	2012	Change
GAAP loss before income taxes	$(2,067,255)	$(2,332,789)	$265,534
Plus: Interest	4,580	4,015	565
Depreciation	360,332	355,370	4,962
Equity based compensation	92,685	95,309	(2,624)
Derivative revaluations	(1,063)	37,727	(38,790)
EBITDA (1)	$(1,610,721)	$(1,840,368)	$229,647

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Income for the first quarter of 2013 compared with the first quarter of 2012

Product Sales

Product sales for the first quarter of 2013 were $2.2 million compared to $1.8 million for the first quarter of 2012. We have one customer that accounted for approximately 88 % and 76%, respectively, for the first quarter of 2013 compared to the first quarter of 2012. The increase in product sales is due to a series of orders for unbranded flooded lead–acid batteries with the purchaser carrying the cost of inventory and providing the raw materials for production.

Cost of Product Sales

The costs of product sales for the first quarter of 2013 were $2.0 million compared to $1.6 million for the first quarter of 2012. The increase in cost of product sales resulted from the increase in product sales.

Gross Profit

Gross profit for the first quarter of 2013 was $247,174 compared to $193,992 for the first quarter of 2012. Gross profit margin was 11% in the first quarters of both 2013 and 2012.

Selling, General & Administrative Expenses

Selling, general & administrative expenses (“SG&A”) for the first quarter of 2013 were $2.3 million compared to $2.5 million for the first quarter of 2012. Lower labor costs and R&D testing expenses were the primary drivers of lower SG&A in the first quarter of 2013 compared to the first quarter of 2012.

Liquidity and Capital Resources

 On February 10, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million. The shares sold, par value $0.0001 were priced at $0.35, which was the volume-weighted average price of the shares over a 40-day trading period prior to the commencement of the offering. The shares were sold pursuant to a shelf registration statement declared effective July 14, 2011. Net proceeds were approximately $8.6 million after the expenses of the offering and placement fees. These proceeds were used for working capital, capital expenditures and general corporate purposes.

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through March 31, 2013, we have generated revenue from operations that was not significant enough to produce an operating profit.

On May 7, 2013, we entered into a financing transaction for the sale of Senior Convertible Notes (“Convertible Notes”) of Axion Power International, Inc. (“Company” or “We”) and Warrants issued by the Company (“Warrants”) with gross proceeds of $9 million to us. At Closing, which occurred on May8, 2013, we received cash proceeds of $3 million and had deposited an additional $6 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Convertible Notes or (ii) otherwise, as follows: $500 thousand on each 30 day anniversary of the Effective Date commencing on the 60th day after the Effective Date until there are no more funds in the control accounts.  The Convertible Notes bear interest at 8% per annum and are convertible into shares of our Common Stock at an initial per share conversion price of $0.264 subject to certain adjustments.  The Warrants entitle the holders of the Warrants to purchase, in aggregate, 17,281,107 million shares of our common stock. The five year Warrants will be exercisable at an exercise price equal to $0.302, subject to certain adjustments.

We received approximately $2.76 million in net proceeds at Closing, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000, which expenses will be paid out of the proceeds at Closing. At each Funds Release, we will receive approximately $460 thousand in net proceeds, after deducting our placement agent’s fee of $40,000.

Simultaneously with the Closing of the $9 million financing transaction, the Company sold $1 million principal amount of Subordinated Convertible Notes to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Convertible Notes will not carry any additional fees and expenses, so the entire $1 million investment is netted to the Company. The Subordinated Convertible Notes are subordinated in right of repayment to the Convertible Notes to the Company and mature 91 days subsequent to the Maturity Date of the Convertible Notes. The Subordinated Convertible Notes bear interest at the rate of 8% per annum which shall accrue. Once 2/3 of the Convertible Notes have been repaid, then the Subordinated Convertible Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Convertible Notes and all Equity Conditions of the Convertible Notes are met. The conversion price for the Subordinated Convertible Notes is $0.264 per share. The holders of the Subordinated Convertible Notes will be issued five year warrants to purchase 1,920,123 shares of Company common stock. Each warrant has an exercise price of $0.302 per share.

We believe that the currently available funds at March 31, 2013, and including the net proceeds from our May 8, 2013 issue of $9 million in senior convertible notes and $1 million in subordinated convertible notes plus internally generated funds from products sales will provide sufficient financial resources to fund our operations, working capital, and capital expenditures into the second quarter of 2014.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and rate operations beyond the first quarter of 2014. No assurances can be given that the Company will be successful in complying with certain of the terms and conditions in the issuance of the May 8 senior convertible notes or in arranging further funding, if needed, to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at March 31, 2013 was $.8 million compared to $2.0 million at December 31, 2012. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

Working capital at March 31, 2013 was $2.2 million compared to $4.0 million at December 31, 2012.

Cash Flows from Operating Activities

Net cash used in operations for the first quarter of, 2013 was $1.1 million compared to $ 1.7 million for the same period in 2012. This represents a decrease in net cash used in operations of $0.6 million or 35%. The decrease in net cash used resulted from a $0.2 million reduction in our loss from operations and a $0.4 million decrease in working capital.

Cash Flows from Investing Activities

Net cash used by investing activities for first quarter of 2013 was $0.09 million compared to $0.3 million for the same period in 2012. This represents a decrease in cash used by investing activities of $.21 million or 29%. This was primarily due to lower purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used by financing activities for the first quarter of 2013 was $0.04 million compared to net cash provided of $8.6 million in 2012.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. During 2013, there have been no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2012.

Off Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

ITEM 4.	CONT ROLS AND PROCEDURES

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

PART II -OTHER INFORMATION

ITEM 1 .	LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6.	EXHIBITS

10.45	Securities Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Investors (31)

10.46	Form of Note (31)

10.47	Form of Warrant (31)

10.48	Registration Rights Agreement, dated May 8, 2013, between Axion Power International, Inc. and the Investors (31)

10.49	Subordinated Note Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Subordinated Investors (31)

10.50	Form of Subordinated Note (31)

10.51	Form of Subordinated Note Warrant (31)

10.52	Subordination Agreement, dated May 8, 2013, by and among Axion Power International, Inc., the Investors and the Subordinated Investors (31)

10.53	Executive Employment Agreement of Thomas Granville, effective April 1, 2013

10.54	Executive Employment Agreement of Charles Trego, effective April 1, 2013

10.55	Executive Employment Agreement of Phillip Baker, effective April 1, 2013

10.56	Executive Employment Agreement of Vani Dantam, effective April 1, 2013

(31) Incorporated by reference from our Form 8-K, filed with the Securities and Exchange Commission on May 8, 2013

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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
Dated: May 15, 2013

/s/ Charles R. Trego

Charles R. Trego, Principal Financial Officer and
Principal Accounting Officer
Dated: May 15, 2013

