Form 10-Q
period 2013-06-30
Axion Power International, Inc.
filed 2013-08-14
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at August 7, 2013
Common Stock, $0.0001 par value	131,330,930

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$2,817,859	$2,004,391
Restricted cash	5,997,265	-
Accounts receivable	361,868	771,410
Other current assets	828,802	194,975
Inventory, net	2,833,407	2,838,791
Total current assets	12,839,201	5,809,567

Property & equipment, net	7,336,190	7,963,041
Other receivables	35,000	41,000

Total Assets	$20,210,391	$13,813,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$577,885	$581,503
Other liabilities	456,316	305,510
Note payable	104,777	113,921
Accrued interest convertible notes	176,438	-
Derivative conversion feature senior notes	120,153	-
Junior convertible notes, Net of discount	368,709	-
Senior convertible notes, Net of discount	4,267,728	-
Total current liabilities	6,072,006	1,000,934

Deferred revenue	1,097,799	1,262,295
Note payable	275,902	331,247
Junior convertible notes, Net of discount	385,233	-
Derivative liability senior warrants	1,382,700	-
Derivative liabilities	-	1,217
Total liabilities	9,213,640	2,595,693

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares designated no shares issued and outstanding		-
Common stock-200,000,000 shares authorized $0.0001 par value per share 118,198,330 shares issued & outstanding (113,233,762 in 2012)	11,819	11,326
Additional paid in capital	97,772,946	96,013,439
Retained earnings (deficit)	(86,536,402)	(84,555,174)
Cumulative foreign currency translation adjustment	(251,612)	(251,676)
Total Stockholders’ equity	10,996,751	11,217,915

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$20,210,391	$13,813,608

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	2,688,466	2,751,862	4,926,113	4,512,425

Cost of sales	2,290,737	2,433,582	4,281,210	4,000,152

Gross Profit	397,729	318,280	644,903	512,273

Operating expenses	2,324,665	2,257,684	4,635,596	4,742,721
Other income	(324,994)	(24)	(324,995)	(26)
Operating loss	(1,601,942)	(1,939,380)	(3,665,698)	(4,230,422)

Change in value of senior warrants, gain	(1,555,300)	-	(1,555,300)	-
Change in value conversion feature senior notes, gain	(1,391,847)	-	(1,391,847)	-
Debt discount amortization expense	717,728	-	717,728	-
Interest expense, note payable	6,907	3,814	11,487	7,834
Extinguishment loss on senior notes conversion	195,500	-	195,500	-
Derivative revaluations (gain)loss	(154)	(33,016)	(1,217)	4,711
Interest on convertible notes	209,224	-	209,224	-
Financing costs on convertible notes	129,955	-	129,955	-

Net income(loss)	86,045	(1,910,178)	(1,981,228)	(4,242,967)
Foreign Currency Translation adjustment	-	(3)	(64)	(34)

Comprehensive Income(Loss)	86,045	(1,910,181)	(1,981,292)	(4,243,001)

Basic and diluted net loss per share	$0.00	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares outstanding	114,730,614	113,221,056	114,012,287	108,096,412

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities

Net loss	$(1,981,228)	$(4,242,967)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation expense	747,015	687,890
Derivative revaluations (gain)loss	(1,217)	4,711
Change in value of senior warrants, gain	(1,555,300)	-
Change in value conversion feature senior notes, gain	(1,391,847)	-
Debt discount amortization expense	717,728	-
Interest accrued , convertible notes	197,224	-
Extinguishment loss on senior notes conversion	195,500	-
Amortization deferred finance costs	129,955	-
Stock based compensation expense	132,969	197,846

Changes in operating assets & liabilities
Accounts receivable	409,543	(506,906)
Other receivables	-	135,416
Other current assets	(125,506)	(108,665)
Inventory, net	5,384	(221,289)
Accounts payable	(55,008)	312,376
Other current liabilities	167,922	66,010
Accrued interest	12,000	-
Deferred revenue	(169,967)	(141,699)
Cash (used) by operating activities	(2,564,833)	(3,817,277)

Investing Activities
Other receivables	6,000	5,000
Capital expenditures	(120,164)	(452,544)
Cash (used) by investing activities	(114,164)	(447,544)

Financing Activities
Repayment of note payable	(64,489)	(53,711)
Proceeds from senior and junior convertible notes	10,000,000	8,634,888
Payment of debt issuance costs	(443,110)	-
Amount deposited into restricted cash account	(6,000,000)	-
Cash provided by financing activities	3,492,401	8,581,177
Net increase in cash and cash equivalents	813,404	4,316,356
Effect of exchange rate on cash	64	(3)
Cash and cash equivalents – beginning	2,004,391	1,987,637
Cash and cash equivalents – ending	$2,817,859	$6,303,990

Supplemental Schedule of Non Cash Investing and Financing Activities:
First installment payment of Senior notes through common stock issuance	$1,195,500	-
Warrants issued for placement agent fees	$143,777	-

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

1.	Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Axion Power International, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of results of operations for the Company’s 2013 calendar year.

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In the first quarter of fiscal 2013, the Company conformed its presentation of results of operations, in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized.

During the current quarter, no new accounting standards were adopted or pending adoption that would have a significant impact on the Company’s consolidated financial position and results of operations

2.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2013	2012
Raw materials and components	$1,051,743	$945,382
Work in process	1,818,515	1,828,687
Finished goods	218,810	321,234
Inventory reserves	(255,661)	(256,512)
	$2,833,407	$2,838,791

Inventory reserves include a provision for inventory valuation and obsolescence.

3.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at January 1, 2013	11,712,315	$0.83	1.3
Granted	20,110,320	0.30	5.0
Exercised	-	-	-
Forfeited or lapsed	(11,666,654)	0.86	-
Warrants outstanding at June 30, 2013	20,155,981	$0.31	4.8

As of June 30, 2013, there are 17,281,107 warrants classified as derivative liabilities relating to senior convertible notes of the Company issued on May 8, 2013. Of the 20,155,981 warrants outstanding, 45,661 are exercisable. For each reporting period, the warrants classified as derivatives are revalued and the change in value reported as a change in value senior convertible note and a change in value conversion feature senior convertible note on the statements of operations.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

4.	Stock Based Compensation

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

The compensation expense for options was $132,969 of which $36,856 was for director’s compensation in lieu of cash, for the six months ended June 30, 2013 and had no impact on the diluted loss per share.

Outstanding compensatory options consist of the following:

		Weighted Average
	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	4,076,145	$1.70	$0.56	3.8	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(42,836)	$4.46	0.98	-	-
Options outstanding at June 30, 2013	4,033,309	$1.67	$0.55	3.3	$-
Options exercisable at June 30, 2013	3,364,357	$1.81	$0.62	2.8	$-

There were no options granted or exercised during the six months ended June 30, 2013.

All non-vested compensatory stock options consist of the following:

	All Options
	Shares	Fair Value
Options subject to future vesting at December 31, 2012	1,110,147	$0.24
Options forfeited or lapsed	(25,586)	0.98
Options vested	(415,609)	0.28
Options subject to future vesting at June 30, 2013	668,952	$0.23

As of June 30, 2013, there was $113,748 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 0.8 years. The total fair value of options which vested during the six months ended June 30, 2013 was $105,942.

5.	Earnings (Loss) Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which the market price exceed the exercise prices, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

If the Company had generated earnings during the six months ended June 30, 2013 and 2012, the Company would have added 3,562,358 and 1,638,526 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

6.	Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes (the “Senior Notes”) due on February 8, 2015 and warrants (the “Senior Warrants”) to various institutional investors (“Investors”). At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6,000,000 balance of the gross proceeds from the sale of Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts are permitted (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the closing date until there are no more funds in the control accounts.  The Senior Notes and Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

The following is intended to provide a summary of the terms of the agreements and securities described above. This summary is qualified in its entirety by reference to the full text of the agreements, each of which is attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 8, 2013. Readers should review those agreements for a complete understanding of the terms and conditions associated with these transactions.

Securities Purchase Agreement

The Senior Convertible Notes and Senior Warrants were issued pursuant to the terms of a Securities Purchase Agreement. (“Purchase Agreement”) entered into among us and the Investors. The Purchase Agreement provided for the sale of the Senior Convertible Notes and Senior Warrants for gross proceeds if $9 million to us.

Ranking - The Senior Notes are senior unsecured obligations of the Company, subject only to certain secured obligations of the Company for up to a maximum of $1 million of government issued indebtedness for purchase of plant and machinery and other purchase money financing for property, plant and equipment.

Maturity Date - Unless earlier converted or redeemed, the Senior Notes mature 21 months from the closing date subject to the right of the investors to extend the date (i) if an event of a default under the Senior Notes has occurred and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

Interest - The Senior Notes bear interest at the rate of 8% per year, compounded monthly on the first calendar day of each calendar month. The interest rate will increase to 18% per year upon the occurrence and continuance of an event of default (as described below).

Conversion

The Senior Notes are convertible at any time at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $0.264 per share (subsequent conversions are based on the company’s volume weighted average price per share).  The conversion price is subject to adjustment for stock splits, combinations or similar events. In addition, the conversion price is also subject to a “full ratchet” anti-dilution adjustment if the company issues or is deemed to have issued securities at a price lower than the then applicable conversion price. In the event certain equity conditions are not met, the company may be prevented from issuing shares to satisfy the installments due on the note.

The Senior Notes may not be converted with respect to any note holder if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock. At each holder’s option, the limit on percentage ownership may be raised or lowered to any other percentage not in excess of 9.99%, except that any raise will only be effective upon 61-days’ prior notice to the Company.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Events of Default

The Senior Notes contain standard and customary events of default including but not limited to: (i) failure to register our Common Stock within certain time periods; (ii) failure to make payments when due under the Senior Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, the Senior Note holders may require the Company to redeem all or any portion of the Senior Notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of Common Stock then issuable upon conversion of the Convertible Note.

Fundamental Transactions

The Senior Notes prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes in writing all obligations under the Senior Notes under a written agreement.

In the event of transactions involving a change of control, the Senior Notes will be redeemable whole or in part (including all accrued and unpaid thereon) at a price equal to the greater 125% of the amount of the face value of the Senior Note being redeemed and the intrinsic value of the shares of Common Stock then issuable upon conversion of the Senior Note being redeemed.

Warrants

The Warrants entitle the holders to purchase, in aggregate, 17,281,107 million shares of common stock. The Warrants will not be exercisable until the six month anniversary of the Closing and will expire 5 years from the Closing Date. The Warrants are initially exercisable at an exercise price equal to $0.302, subject to certain adjustments.

The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis.

The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment if we issue or are deemed to have issued securities at a price lower than the then applicable exercise price.

The Warrants may not be exercised with respect to any warrant holder if, after giving effect to the exercise, the warrant holder together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each Warrant holder’s option, the limit on percentage ownership may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company

Fundamental Transactions

The Senior Warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes all obligations under the Senior Warrants under a written agreement before the transaction is completed. When there is a transaction involving a permitted change of control, a Senior Warrant holder will have the right to require us to repurchase their Senior Warrant for a purchase price in cash equal to the Black Scholes value of the then unexercised portion of the Senior Warrant.

Accounting for the Conversion Option and Warrants

The Company first considered whether the notes met the criteria under ASC 480-10-25-14 to be recorded as a liability and determined that, due to the note’s differing potential settlement features, it did not meet the criteria. The Company next considered whether the conversion option met the definition of a derivative, requiring it to be bifurcated and recorded as a liability. Pursuant to ASC 815-40, due to full-ratchet down-round price protection on the conversion price of the Senior Notes and the exercise price of the Warrants, the Company determined that the conversion features of the Senior Notes and the exercise price of the Senior Warrants, the Company determined that the conversion features of the Senior Notes and the exercise features of the Senior Warrants are not indexed to the Company’s owned stock and must be recognized separately as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the Senior Notes have been fully paid or converted and the Senior Warrants fully exercised.

 AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

The conversion feature of the Senior Notes was valued using the Monte Carlo simulation model under the following assumptions; (i) expected life of 0.9 years, (ii) volatility of 60%, (iii) risk-free interest rate of 0.10%, and (iv) dividend rate of 0.  The Senior Warrants were also valued using the Monte Carlo simulation model, under the following assumptions: (i) expected life of 5 years, (ii) volatility of 0.80%, (iii) risk-free interest rate of 0.75%, and (iv) dividend rate of zero.   The initial fair values of the conversion feature and the warrants were estimated to be $2.9 million and $1.5 million, respectively, totaling $4.4 million.  This amount was recorded as debt discount on May 8, 2013 and is being amortized over the term of the note using the interest method. In addition, debt issuance costs totaling $494,500 are being amortized over the term of the note using the effective interest method.

As of June 30, 2013, the conversion feature was valued at $120,000 and the Senior Warrants were valued at $1.4 million. The change in fair value of $2.9 million was recorded as a non-cash (gain) in change in value of these derivatives for the quarter ended June 30, 2013.  The Senior Warrants and the conversion feature of the Senior Notes are classified as a liability in the consolidated condensed balance sheet as follows:

	Warrants	Conversion Feature	Total

Original valuation – May 8, 2013	$2,938,000	$1,512,000	$4,450,000
Adjustment to fair value	(1,555,300)	(1,391,847)	(2,947,147)
Ending Balance – June 30, 2013	$1,382,700	$120,153	$1,502,853

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to June 30, 2013 with shares of the Company’s common stock.  As of June 30, the Company issued 4.8 shares of common stock at a weighted average conversion price of $0.21 for the first $1 million in principal and $13,000 of interest. A loss on extinguishment was recognized in the amount of $195,000, for the difference between the installment amount and the fair value of the shares at the issuance date. As of June 30, 2013, the principal balance of the Senior Notes (net of discount) was as follows:

	Convertible Note	Debt Discount	Net Total

Original valuation – May 8, 2013	$9,000,000	$(4,450,000)	$4,550,000
Installment Payments in Shares	(1,000,000)	-	(1,000,000)
Amortization of debt discount	-	717,728	717,728
Ending Balance – June 30, 2013	$8,000,000	$(3,732,272)	$4,267,728

Placement Agent Warrants

Upon the closing of the issuance of the Senior Notes and Senior Warrants, the Company issued 909,000 warrants to its placement agent and is obligated to issue additional warrants when and if the Company receives further proceeds from the sale of the Senior Notes and Senior Warrants which are currently being held in the control accounts described above. The initial placement agent warrants have been recognized as additional financing fees and are being amortized over the life of the Senior Notes. These warrants were determined not to be derivative instruments, and as such they have been recorded as equity. The fair value of the initial issuance of 909,000 placement agent warrants was estimated to be $144,000 using the Black Scholes model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

Subordinated Convertible Notes and Subordinated Warrants

 Simultaneously with the closing of the $9 million principal amount Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated

 AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

(unaudited)

Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $0.264 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,920,123 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $0.302 per share.

As the conversion feature of the Subordinated Notes and the related warrants were determined not to be derivative instruments, in accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), the Company first calculated the fair value of the warrants issued and then calculated the relative value of the note and determined that there was a beneficial conversion feature in the amount of $246,000. However, as conversion of the Subordinated Notes is conditioned upon 2/3 of the Senior Notes being repaid, the beneficial conversion feature was determined to be contingent and therefore will not be booked unless and until the contingency is resolved.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

The relative value of the warrants to the note was $263,000, which was the amount recorded as a debt discount.

The balance at June 30, 2013 related to the Subordinated Notes was comprised of:

Convertible notes payable, related and unrelated parties at May 8, 2013	$1,000,000
Unamortized Debt discount	(246,058)
Ending Balance at June 30, 213	$753,942

Fair Value Disclosure

The Company has two Level 3 financial instruments, Senior Warrants and the conversion feature associated with the Senior Notes, which are both recorded at fair value on a periodic basis.  The Senior Warrants and the conversion feature are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 adressing embedded derivatives. The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model. As of June 30, 2013 the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair Value	Level 1	Level 2	Level 3
Embedded note conversion feature	$120,153			$120,153
Warrant liability	$1,382,700			$1,382,700

7. Subsequent Events

On July 8, 2013, Charles Trego, the Registrant’s Chief Financial Officer, gave notice that he shall resign from that position, effective August 2, 2013. Mr. Trego’s resignation is solely due to personal reasons. The Registrant is engaged in an active search for a new Chief Financial Officer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

This Report on Form 10-Q, in particular Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity working capital and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the electrical storage device industry, all of which are subject to various risks and uncertainties.

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

We utilize appropriate non-financial measures to evaluate the performance of our development and engineering activities and projects with prospective customers. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The most significant financial metrics for our business as we continue in 2013 our initial commercialization phase in 2013 are:

•	Revenue growth of products based upon our PbC technologies.
•	Extracting an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).
•	Ensuring we can access the growth capital required to fund our short and long-term business requirements.

 We believe we will need to continue to characterize properties of our technologies and perfect our products through working with prospective customers in a limited number of projects as we move into full commercial production. While the results of this work are moving toward that goal, we cannot provide assurances that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our technology.

While we improved our methodologies for manufacturing carbon electrode assemblies for our energy storage devices in commercial quantities, there is no assurance that we will be able to successfully commercialize our produce in large quantities.

Award Activities: Grants and Contracts:

In May of 2012, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We successfully completed the program and as of April 20, 2013 all monies were received.

Results of Operations

Motive Transportation

As previously reported, we shipped batteries to Norfolk Southern (NS) for their first ‘all electric’ yard switcher locomotive at the end of 2012. Delays with NS contractors have plagued this project and as a result, the ‘switcher’ is not yet on the road. However, these delays have not impeded our efforts to continue our testing validation program in conjunction with NS and Penn State. This testing is designed to provide information for future switcher builds and for future ‘road locomotive’ builds. The ‘road’ constructs are the hybrid locomotives that will be used in hauling freight and passenger traffic long distances. They are both referenced in the July 2012 NS Sustainability Report, that confirms Axion Power as an industry partner of NS and says in part, “In 2013, we plan to roll out the next generation NS 999, outfitted with a bank of more technologically advanced hybrid lead-carbon batteries developed by industry partner Axion Power International. In addition to NS 999, we are continuing work on a prototype battery-powered road locomotive that would move freight over long distances. We are optimistic that our latest efforts will provide a foundation for development of affordable battery-powered locomotives.” We look forward to continuing our working relationship with NS.

Our hybrid passenger vehicle work continues. Our OEM partner asked us to work with an alternate manufacturer of our product so as to insure there will not be a “sole source provider” issue in the future. To date, the collaborative results have been productive from a manufacturing feasibility standpoint and the work continues. As long stated, since this initiative is in keeping with our future strategy (“to become the leading supplier of carbon electrode assemblies for the global lead-acid battery industry”), we have embraced the process.

Of late, more of our vehicle focus has been truck oriented and we are working in more than one program. The first publicized initiative is in the class 8 A and 8 B truck conversion market. These heavy duty “gas guzzlers” are a prime target for fuel economy initiatives where the rebuilders of existing trucks, and the builders of new trucks, look to employ a hybrid system consisting of a new engine, motor, drive assembly and electronics system which could be integrated with our PbC battery package. We have been working with ePower Engine systems since 2010, but our interaction has steadily increased in the last 15 months. We sold 56 PbC batteries to them in December of 2012 for integration into one of their converted trucks. ePower reported “the performance was better than anything else they had worked with” and sent us a second purchase order for an additional truck, followed by a third purchase order for PbC batteries to convert an additional ten trucks. We have continued to work with ePower to optimize battery charge algorithms; to help them with diesel engine and motor changes; to assist in taking weight out of the truck; to assist with cruise control changes that improve mpg; and with other truck improvements. Of course our main contribution is the battery because of its’ unique proprietary properties that include high charge acceptance, fast recharge and inherent string application voltage equalization. These characteristics are what make the battery so attractive to the hybrid market. High available amperage and lower internal resistance have enabled the converted ePower truck to steadily improve certified mile per gallon improvements. The potential US market for the diesel fuel saving hybrid truck is staggering and thus the potential for PbC battery sales is equally notable. It is estimated that 120,000 Class 8 trucks are ‘rebuilt/reconditioned’ every year in the US. This rebuild time is the ideal time to have the trucks converted to a hybrid drive system.

We continue our work and testing on a dual battery design for a truck stop/start technology. We have been able to utilize much of the work that was done for passenger vehicle stop/start, and adapt it to the truck application. The number of batteries per vehicle, of course, is greater but the basic science and application are the same. We are primarily working with a single well established industry leader, but there are other market opportunities that we have explored. We are excited about this market opportunity.

Manufacturing

The second quarter saw us complete our final tweaking of the continuous roll carbon sheeting line. As previously noted, this line moved us away from the manual process, enabled us to reduce production man-hours by 80%, reduced our scrap by more than 25% and provided us the quality control we require for our premium battery product, while maintaining our ISO 9001-2008 certification. With our operator and maintenance training completed, we turned the sheeting line over to manufacturing at the end of June and closed out the development status of this project. The line will be classified as manufacturing equipment going forward. This was the last piece of the manufacturing re-tool initiative we began back in 2010, so now our full focus will be on manufacturing our battery products.

Stationary Applications

Our onsite PowerCube™ is cycling in the PJM network on a five day per week basis. The unit was commissioned in October of 2011. The ‘Cube’ has provided many services to Axion in that time frame including: acting as a test bed for larger string applications; proving we can provide a pure sine wave and respond to the PJM signal in milliseconds; proving the PowerCube and associated software can score in the mid 90’s on the PJM scorecard; and serving as a real time field demonstration energy storage device that potential customers can examine. The last point is an important one as we move to a greater level of PowerCube commercialization going forward. We have proven the concept with our moderately sized onsite unit, and now we are responding to RFP’s and RFQ’s that incorporate significantly larger amounts of storage. We are actively pursuing domestic and foreign applications for our PowerCube products.

Since our PowerCube can be utilized on both sides of the meter, we have pursued opportunities in areas where the cost of power is many times what it is in North America. Because the PowerCube can be scaled up or down, the potential applications are numerous. We formed a consortium, of solar, wind, electronics integration and general contracting, to address the various opportunities. We have bid on projects with our group, and on projects alone, that include: off grid back up power utilizing wind, or solar, or both; electric vehicle charging stations; utility applications; off grid lighting applications for various uses; small residential storage connected with solar as a supplement to very expensive grid power; and more. Our residential storage product is very different from the North American residential storage project we had hoped to launch with Rosewater Energy. Unlike the North American product, our offshore residential unit does not address 'pure sine wave power quality', and it has less capacity than the North American product because of the smaller residences it will serve. While the Rosewater residential initiative did not turn out the way we would have liked, and we are no longer pursuing it, we feel our offshore unit will meet the needs of our potential customers.

The Washington D.C. Naval Yard Net Zero Energy mini-Cube was installed to demonstrate our capability to scale down our PowerCube to reflect smaller applications. This installation continues to operate, and provide building energy, with all of the original PbC batteries still intact. We engaged in this project as a ‘proof of concept’ starting point for our DOD and mini-Cube focused product launch. We feel that strategy will be justified over the next twelve months

Overview

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements, the accompanying unaudited consolidated condensed financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

•	Net sales are derived from the sale of lead acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead acid batteries; sales of PbC batteries and PbC energy storage components and devices and from sales of product and services related to advanced battery applications for our PbC® technology.

•	Cost of sales include raw materials, components, labor, and allocated manufacturing overhead to produce lead acid and PbC batteries and to provide components for PbC energy storage devices sold to customers. Cost of sales also include, where required, provisions for inventory valuation and obsolescence reserves.

•	Operating expenses include costs to design, develop, and test advanced batteries and carbon electrode assemblies for our energy storage devices, materials consumed in production of pilot products, manufacturing costs not assigned to product sales, selling, business development and marketing expenses and general and administrative expenses.

•	Non-operating items include expenses, gains and losses related primarily to the issuance on May 8, 2013 of private placement senior convertible notes and warrants as disclosed in Footnote 6 to the Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Operations

Summarized selected financial data for the three months ended June 30, 2013 and 2012:

	2013	2012	Change	% Change
Net sales	$2,688,466	$2,751,862	$(63,396)	(2%)
Cost of Sales	2,290,737	2,433,582	(142,845)	(6%)
Gross Profit	$397,729	$318,280	$79,449	25%

Operating expenses	$2,324,665	$2,257,684	$66,981	3%
Other income	(324,994)	(24)	(324,970)	12,499%
Operating loss	(1,601,942)	(1,939,380)	(337,438)	(17%)
Derivative revaluations	(154)	(33,016)	32,862	100%
Interest expense	6,907	3,814	3,093	81%
Change in value senior warrants, gain	(1,555,300)	-	(1,555,300)	(100%)
Change in value, conversion feature senior note, gain	(1,391,847)	-	(1,391,847)	(100%)
Debt discount on amortization expense	717,728	-	717,728	100%
Extinguishment loss on senior notes conversion	195,500	-	195,500	100%
Interest on convertible notes	339,179	-	339,179	100%
Net Income(loss)	$86,045	$(1,910,178)	$1,996,223	105%

Reconciliation of net loss to EBITDA

	2013	2012	Change	% Change
GAAP net (loss)	$86,045	$(1,910,178)	$1,996,223	105%
Plus: Interest expense	6,907	3,814	3,093	81%
Depreciation expense	386,683	332,521	54,162	16%
Stock based compensation	40,283	102,537	(62,254)	(61%)
Derivative revaluations	(154)	(33,016)	32,862	100%
Change in value senior warrants, gain	(1,555,300)	-	(1,555,300)	(100%)
Change in value, conversion feature senior notes, gain	(1,391,847)	-	(1,391,847)	(100%)
Debt discount on amortization expense	717,728	-	717,728	100%
Extinguishment loss on senior notes conversion	195,500	-	195,500	100%
Interest on convertible debt	339,179	-	339,179	100%
EBITDA (1)	$(1,174,976)	$(1,504,322)	$329,346	22%

Summarized selected financial data for the six months ended June 30, 2013 and 2012:

	2013	2012	Change	% Change
Net sales	$4,926,113	$4,512,425	$413,6888	9%
Cost of sales	4,281,210	4,000,152	281,058	7%
Gross Profit	644,903	512,273	132,630	32%

Operating expenses	4,635,596	4,742,721	(107,125)	(2%)
Other income	(324,995)	(26)	(324,969)	(12,499%)
Operating loss	(3,665,698)	(4,230,422)	(564,724)	(13%)
Derivative revaluations	(1,217)	4,711	5,928	125%
Interest expense	11,487	7,834	3,653	46%
Change in value senior warrants, gain	(1,555,300)	-	(1,555,300)	(100%)
Change in value, conversion feature senior notes, gain	(1,391,847)	-	(1,391,847)	(100%)
Debt discount on amortization expense	717,728	-	717,728	100%
Extinguishment loss on senior notes conversion	195,500	-	195,500	100%
Interest on convertible notes	339,179	-	339,179	100%
Net (loss)	$(1,981,228)	$(4,242,967)	$(2,261,739)	(53%)

Reconciliation of net loss to EBITDA

	2013	2012	Change	% Change
GAAP net (loss)	$(1,981,228)	$(4,242,967)	$2,261,739	(53%)
Plus: Interest expense	11,487	7,834	3,653	46%
Depreciation expense	747,015	687,890	59,125	9%
Stock based compensation expense	132,969	197,846	(64,877)	(33%)
Derivative revaluations	(1,217)	4,711	5,928	125%
Change in value senior warrants, gain	(1,555,300)	-	(1,555,300)	(100%)
Change in value, conversion feature senior notes, gain	(1,391,847)	-	(1,391,847)	(100%)
Debt discount on amortization expense	717,728	-	717,728	100%
Extinguishment loss on senior notes conversion	195,500	-	195,500	100%
Interest on convertible debt	339,179	-	339,179	100%
EBITDA (1)	$(2,785,714)	$(3,344,686)	$558,972	16%

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, income taxes, depreciation, amortization, stock based compensation, derivative revaluations, change in value of senior warrants, change in value of conversion feature of senior warrants, extinguishment loss on senior notes conversion and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Condensed Consolidated Operations for the three and six months ended June 30, 2013 compared with the same periods in 2012

Net Sales

Net sales for the three months ended June 30, 2013 were $2.7 million compared to $2.8 million for the same period in 2012. Net sales for the six months ended June 30, 2013 were $4.9 million compared to $4.5 million or the same period in 2012. We have one customer that accounted for approximately 88% and 88% of net sales, respectively, for the three and six months ended June 30, 2013 as compared to 88% and 82% of net sales for the three and six months ended June 30, 2012, respectively. The increase in net sales is due to a series of orders for unbranded flooded lead–acid batteries with the purchaser carrying the cost of inventory and providing the raw materials for production.

Cost of Sales

Costs of sales for the three months ended June 30, 2013 were $2.3 million compared to $2.4 million for the in 2012. Costs of sales for the six months ended June 30, 2013 were $4.3 million compared to $4.0 million for the same period in 2012. The increase in cost of sales was commensurate with the increase in net sales.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $ 0.4 million compared to $ 0.3 million for the same period in 2012. Gross profit margin was 14.8% in the three months ended June 30, 2013 compared to 11.6% for the same period in 2012. Gross profit for the six month ended June 30, 2013 was $ 0.6 million compared to $ 0.5 million for the same period in 2012. Gross profit margin for the six months ended June 30, 203 was 13.1% compared to 11.4% for the same period in 2012.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 were $2.3 million in both periods. Operating expenses for the six months ended June 30, 2013 were $4.6 million compared to $4.7 million for the same period in 2012.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through June 30, 2013, we have generated revenue from operations that was not significant enough to produce an operating profit.

On May 8, 2013, we consummated the sale of our Senior Convertible Notes (“Senior Notes”) and warrants issued by the Company (“Senior Warrants”) with gross proceeds of $9 million to us. At closing, we received cash proceeds of $3 million and had deposited an additional $6 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the effective date of the Registration Statement on Form S-1 filed pursuant to the requirements of this $9 million financing (“Effective Date”) commencing on the 60th day after the Effective Date until there are no more funds in the control accounts.  The Senior Notes bear interest at 8% per annum and are convertible into shares of our Common Stock at an initial per share conversion price of $0.264 subject to certain adjustments.  The Senior Warrants entitle the holders to purchase, in aggregate, 17,281,107 million shares of our common stock. The five year Senior Warrants are exercisable at an exercise price equal to $0.302, subject to certain adjustments.

We received approximately $2.76 million in net proceeds at the May 8, 2013 closing, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000, and were paid out of the proceeds at Closing. At each $500,000 funds release, we will receive approximately $460,000 thousand in net proceeds, after deducting our placement agent’s fee of $40,000.

Simultaneously with the closing of the $9 million financing transaction, the Company sold $1 million principal amount of Subordinated Convertible Notes to investors consisting of management and directors of the Company and one accredited individual investor. The sale of the Subordinated Convertible Notes will not carry any additional fees and expenses, so the entire $1 million investment is netted to the Company. The Subordinated Convertible Notes are subordinated in right of repayment to the Senior Notes to the Company and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated Convertible Notes bear interest at the rate of 8% per annum which shall accrue. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Convertible Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all applicable equity conditions of the Senior Notes are met. The conversion price for the Subordinated Convertible Notes is $0.264 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,920,123 shares of Company common stock. Each warrant has an exercise price of $0.302 per share.

We believe that the currently available funds at June 30, 2013, and including the net proceeds from our May 8, 2013 issue of $9 million in senior convertible notes and $1 million in subordinated convertible notes and internally generated funds from net sales will provide sufficient financial resources to fund our current operations, working capital, and capital expenditures into the beginning of the third quarter of 2014.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and current operations beyond the third quarter of 2014. No assurances can be given that the Company will be successful in complying with certain of the terms and conditions Senior Notes or Subordinated Convertible Notes or in arranging further funding, if needed, needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at June 30, 2013 was $2.8 million compared to $2.0 million at December 31, 2012. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.

Restricted cash at June 30, 2013 was $6.0 million compared to zero at December 31, 2012. (See Note 6 to the Condensed Consolidated Financial Statements)

Working capital at June 30, 2013 was $6.8 million compared to $4.8 million at December 31, 2012.

Cash Flows from Operating Activities

Net cash used in operations for the first six months of 2013 was $ 2.6 million compared to $ 3.8 million for the same period in 2012. This represents a decrease in net cash used in operations of $ 1.2 million or 31% primarily due to a decrease in net loss.

Cash Flows from Investing Activities

Net cash used by investing activities for of the first six months of 2013 was $ 0.1 million compared to $ 0.5 million for the same period in 2012. This represents a decrease in cash used by investing activities of $ 0.4 million or 80% primarily due to lower capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first six months of 2013 was $3.5 million compared to net cash provided of $8.6 million in 2012.

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

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the risk factors disclosed in the Company’s Registration statement on Form S-1, filed on May 23, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6.	EXHIBITS

10.45	Securities Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Investors (31)

10.46	Form of Note (31)

10.47	Form of Warrant (31)

10.48	Registration Rights Agreement, dated May 8, 2013, between Axion Power International, Inc. and the Investors (31)

10.49	Subordinated Note Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Subordinated Investors (31)

10.50	Form of Subordinated Note (31)

10.51	Form of Subordinated Note Warrant (31)

10.52	Subordination Agreement, dated May 8, 2013, by and among Axion Power International, Inc., the Investors and the Subordinated Investors (31)

10.53	Executive Employment Agreement of Thomas Granville, effective April 1, 2013 (32)

10.54	Executive Employment Agreement of Charles Trego, effective April 1, 2013 (32)

10.55	Executive Employment Agreement of Phillip Baker, effective April 1, 2013 (32)

10.56	Executive Employment Agreement of Vani Dantam, effective April 1, 2013 (32)

(31) Incorporated by reference from our Form 8-K, filed with the Securities and Exchange Commission on May 8, 2013 (32) Incorporated by reference from our 10-Q, filed with the Securities and Exchange Commission on May 14, 2013,

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville

Thomas Granville,
Principal Executive Officer and Principal Financial Officer
Dated: August 14, 2013

