Form 10-Q
period 2013-09-30
Axion Power International, Inc.
filed 2013-11-14
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at November 7, 2013
Common Stock, $0.0001 par value	166,837,411

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)

	September 30, 2013	December 31, 2012

ASSETS

Cash and cash equivalents	$1,061,823	$2,004,391
Restricted cash	5,420,901	-
Accounts receivable	330,048	771,410
Other current assets	585,647	194,975
Inventory, net	3,254,630	2,838,791
Total current assets	10,653,049	5,809,567

Property & equipment, net	6,986,411	7,963,041
Other receivables	32,000	41,000

Total Assets	$17,671,460	$13,813,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$606,860	$581,503
Other liabilities	297,291	305,510
Note payable	104,777	113,921
Accrued interest convertible notes	163,023	-
Derivative conversion feature senior convertible notes	7,403	-
Subordinated convertible notes, net of discount	368,709	-
Senior convertible notes, net of discount	3,526,198	-
Total current liabilities	5,074,261	1,000,934

Deferred revenue	1,007,345	1,262,295
Note payable	247,917	331,247
Subordinated convertible notes	411,288	-
Derivative liability senior warrants	846,774	-
Derivative liabilities	-	1,217
Total liabilities	7,587,585	2,595,693

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares designated, no shares issued and outstanding	-	-
Common stock-350,000,000 shares authorized $0.0001 par value per share 142,807,864 shares issued & outstanding (113,233,762 in 2012)	14,281	11,326
Additional paid in capital	101,539,455	96,013,439
Retained earnings (deficit)	(91,218,249)	(84,555,174)
Cumulative foreign currency translation adjustment	(251,612)	(251,676)
Total stockholders’ equity	10,083,875	11,217,915

Total Liabilities & Stockholders’ Equity	$17,671,460	$13,813,608

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$2,185,699	$2,178,077	$7,111,812	$6,690,502

Cost of sales	1,931,321	2,014,731	6,212,531	6,014,886

Gross profit	254,378	163,346	899,281	675,616

Operating expenses	2,362,188	2,313,827	6,997,784	7,055,156
Other (income) expense	3,836	(2,787)	(321,159)	(1,421)
Operating loss	(2,111,646)	(2,147,694)	(5,777,344)	(6,378,119)

Change in value of senior warrants, gain	(535,926)	-	(2,091,226)	-
Change in value conversion feature senior notes, gain	(112,750)	-	(1,504,597)	-
Debt discount amortization expense	1,333,470	-	2,051,198	-
Interest expense, note payable	4,064	5,484	15,551	13,313
Extinguishment loss on senior notes conversion	1,087,822	-	1,283,322	-
Derivative revaluations (gain) loss	-	(17,176)	(1,217)	(12,465)
Interest on convertible notes	586,573	-	795,797	-
Financing costs on convertible notes	206,948	-	336,903	-

Net (loss)	(4,681,847)	(2,136,002)	(6,663,075)	(6,378,967)
Foreign Currency Translation adjustment	-	(1)	(64)	(4)

Comprehensive (loss)	$(4,681,847)	$(2,136,003)	$(6,663,139)	$(6,378,971)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.06)	$(0.06)

Weighted average common shares outstanding	132,929,067	113,249,335	114,928,123	109,826,629

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities

Net loss	$(6,663,075)	$(6,378,967)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation expense	1,128,200	1,035,336
Derivative revaluations (gain) loss	(1,217)	(12,465)
Change in value of senior warrants, gain	(2,091,226)	-
Change in value conversion feature senior notes, gain	(1,504,597)	-
Debt discount amortization expense	2,051,198	-
Interest accrued, senior convertible notes paid in common stock	727,217	-
Debt discount amortization expense on subordinated note	42,579	-
Extinguishment loss on senior notes conversion	1,283,322	-
Amortization deferred finance costs	336,903	-
Stock based compensation expense	168,244	311,637

Changes in operating assets & liabilities
Accounts receivable	441,362	3,169
Other receivables	-	140,389
Other current assets	(89,298)	(85,575)
Inventory, net	(415,839)	(512,002)
Accounts payable	17,100	219,559
Other current liabilities	(8,748)	(116,489)
Accrued interest	32,001	-
Deferred revenue	(254,950)	(226,682)
Cash (used) by operating activities	(4,800,824)	(5,622,090)

Investing Activities
Other receivables	9,000	5,000
Capital expenditures	(151,570)	(742,834)
Cash (used) by investing activities	(142,570)	(737,834)

Financing Activities
Repayment of note payable	(92,474)	(80,870)
Proceeds from senior and subordinated convertible notes	10,000,000	-
Net Proceeds from sale of common stock	-	8,625,979
Payment of debt issuance costs	(485,735)	-
Amount deposited into restricted cash account	(5,420,901)	-
Cash provided by financing activities	4,000,890	8,545,109

Net increase in cash and cash equivalents	(942,504)	2,185,185
Effect of exchange rate on cash	(64)	(4)
Cash and cash equivalents – beginning	2,004,391	1,987,637
Cash and cash equivalents – ending	$1,061,823	$4,172,818

Supplemental Schedule of Non Cash Investing and Financing Activities:
Common stock issued for principal payments on senior notes	$3,075,000
Warrants issued for placement agent fees	$143,777

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1.         Basis of Presentation and Recent Accounting Pronouncements

The accompanying unaudited consolidated condensed financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated condensed financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Axion Power International, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results of operations for the Company’s 2013 calendar year.

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the current presentation.

Recently Adopted Accounting Pronouncements

In the three months ended March 31, 2013, the Company conformed its presentation of results of operations, in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in a single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized.

During the current quarter, no new accounting standards were adopted that would have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

2.            Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials and components	$1,134,835	$945,382
Work in process	1,913,229	1,828,687
Finished goods	427,592	321,234
Inventory reserves	(221,026)	(256,512)
	$3,254,630	$2,838,791

Inventory reserves include a provision for inventory valuation and obsolescence.

3.              Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2012	11,712,315	$0.83	1.1
Granted	20,110,320	0.30	5.0
Exercised	-	-	-
Forfeited or lapsed	(11,666,654)	0.86	-
Warrants outstanding at September 30, 2013	20,155,981	$0.31	4.6

As of September 30, 2013, there are 17,281,107 warrants classified as derivative liabilities relating to senior convertible notes of the Company issued on May 8, 2013, which were exercisable November 8, 2013. Of the 20,155,981 warrants outstanding, 45,661 are exercisable. For each reporting period, the warrants classified as derivatives are revalued with the change in value reported as a change in value of senior warrants on the consolidated condensed statements of operations. (See Footnote 6)

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

4.         Stock Based Compensation

The Company adopted ASC 718 “Compensation – Stock Compensation” whereby employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards. The Company’s accounting policy for equity instruments issued to non-employees in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”.  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the non-employees is reached, or (ii) the date at which the non-employees performance is complete.

The compensation expense was $168,244 of which $48,270 was for stock and $119,974 for stock options as independent directors’ compensation in lieu of cash, for the nine months ended September 30, 2013 and had no impact on the diluted loss per share.

Outstanding compensatory options consist of the following:

		Weighted Average
	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	4,076,145	$1.70	$0.56	3.8	$-
Granted	498,501	0.12	0.08	5.0	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(214,301)	$2.91	0.79	-	-
Options outstanding at September 30, 2013	4,360,345	$1.48	$0.55	3.4	$-
Options exercisable at September 30, 2013	3,468,725	$1.69	$0.58	2.8	$-

There were 498,501 options granted and no options exercised during the nine months ended September 30, 2013.

All non-vested compensatory stock options consist of the following:	All Options
	Shares	Fair Value
Options subject to future vesting at December 31, 2012	1,110,147	$0.24
Options granted	498,501	0.56
Options forfeited or lapsed	(214,301)	0.11
Options vested	(502,727)	0.32
Options subject to future vesting at September 30, 2013	891,620	$0.41

As of September 30, 2013, there was $123,828 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 2.8 years. The total fair value of options, which vested during the nine months ended September 30, 2013, was $172,580.

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

If the Company had generated earnings during the nine months ended September 30, 2013 and 2012, the Company would have added 5,332,532 and 517,617 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

6.         Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes (the “Senior Notes”) due on February 8, 2015 and warrants (the “Senior Warrants”) to various institutional investors (“Investors”). At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6,000,000 balance of the gross proceeds from the sale of Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts are permitted (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the closing date until there are no more funds in the control accounts. The Senior Notes and Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of September 30, 2013, we have received one $500,000 funds release and an additional $75,000 due to accelerated note conversions by two investors.

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

Securities Purchase Agreement

The Senior Convertible Notes and Senior Warrants were issued pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) entered into among us and the Investors. The Purchase Agreement provided for the sale of the Senior Convertible Notes and Senior Warrants for gross proceeds of $9 million to us.

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

Conversion - The Senior Notes are convertible at any time at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $0.264 per share (subsequent conversions are based on the company’s volume weighted average price per share).  The conversion price is subject to adjustment for stock splits, combinations or similar events. In addition, the conversion price is also subject to a “full ratchet” anti-dilution adjustment if the company issues or is deemed to have issued securities at a price lower than the then applicable conversion price. In the event certain equity conditions are not met, the company may be prevented from issuing shares to satisfy the installments due on the note.

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

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 17,281,107 shares of common stock. The Warrants were exercisable November 8, 2013 and will expire 5 years from the Closing Date. The Warrants were exercisable at an exercise price equal to $0.302, subject to certain adjustments.

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

The Warrants may not be exercised with respect to any warrant holder if, after giving effect to the exercise, the warrant holder together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each Warrant holder’s option, the limit on percentage ownership may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company.

The Senior Warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes all obligations under the Senior Warrants under a written agreement before the transaction is completed. When there is a transaction involving a permitted change of control, a Senior Warrant holder will have the right to require us to repurchase their Senior Warrant for a purchase price in cash equal to the Black-Scholes value of the then unexercised portion of the Senior Warrant.

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

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

As of September 30, 2013, the conversion feature was valued at $7,403 and the Senior Warrants were valued at $847,000. The change in fair value of $3.6 million was recorded as a non-cash (gain) in change in value of these derivatives for the quarter ended September 30, 2013.  The Senior Warrants and the conversion feature of the Senior Notes are classified as a liability in the consolidated condensed balance sheet as follows:

	Warrants	Conversion Feature	Total

Original valuation – May 8, 2013	$2,938,000	$1,512,000	$4,450,000
Adjustment to fair value	(2,091,226)	(1,504,597)	(3,595,823)
Ending Balance – September 30, 2013	$846,774	$7,403	$854,177

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to September 30, 2013 with shares of the Company’s common stock.  As of September 30, the Company issued 28.8 million shares of common stock at a weighted average conversion price of $0.1224 for the first $3.1 million in principal and $470,000 of interest. In addition 625,000 shares were issued for accelerated conversions netted a release of $75 thousand. A loss on extinguishment was recognized in the amount of $1,283,322, for the difference between the installment amount and the fair value of the shares at the issuance date. As of September 30, 2013, the principal balance of the Senior Notes (net of discount) was as follows:

	Convertible Note	Debt Discount	Net Total

Original valuation – May 8, 2013	$9,000,000	$(4,450,000)	$4,550,000
Installment Payments in Shares	(3,075,000)	-	(3,075,000)
Amortization of debt discount	-	2,051,198	2,051,198
Ending Balance – September 30, 2013	$5,925,000	$(2,398,802)	$3,526,198

Placement Agent Warrants

Upon the closing of the issuance of the Senior Notes and Senior Warrants, the Company issued 909,090 warrants to its placement agent and is obligated to issue additional warrants when and if the Company receives further proceeds from the sale of the Senior Notes and Senior Warrants which are currently being held in the control accounts described above. The initial placement agent warrants have been recognized as additional financing fees and are being amortized over the life of the Senior Notes. These warrants were determined not to be derivative instruments, and as such they have been recorded as equity. The fair value of the initial issuance of 909,090 placement agent warrants was estimated to be $144,000 using the Black-Scholes model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9 million principal amount Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $0.264 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,920,123 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $0.302 per share.

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

AXION POWER INTERNATIONAL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

The relative value of the warrants to the note was $263,000, which was the amount recorded as original debt discount.

The balance at September 30, 2013 related to the Subordinated Notes was comprised of:

Convertible notes payable, related and unrelated parties at May 8, 2013	$1,000,000
Unamortized debt discount	(220,003)
Ending balance at September 30, 2013	$779,997

Fair Value Disclosure

The Company has two Level 3 financial instruments, Senior Warrants and the conversion feature associated with the Senior Notes, which are both recorded at fair value on a periodic basis.  The Senior Warrants and the conversion feature are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model. As of September 30, 2013, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair
	Value	Level 1	Level 2	Level 3
Embedded note conversion feature	$7,403			$7,403
Warrant liability	$846,774			$846,774

7. Increase in Authorized Shares of Common Stock

On September 26, 2013, our shareholders approved an increase in our authorized common stock from 200,000,000 shares to 350,000,000 shares, and we amended our articles of incorporation accordingly on the same day.

8. Subsequent Events

On October 9, 2013, the Company appointed Stephen Graham as its new Chief Financial Officer, effective as of October 21, 2013.

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

Key Performance Indicators, Material Trends and Uncertainties

Our primary activity is the development, design, manufacture and marketing of advanced energy storage devices and components that are primarily based on our patented PbC battery technology.

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

The most significant financial metrics for our business as we continue our initial commercialization phase in 2013 are:

•	Revenue growth of products based upon our PbC technologies.
•	Generating an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).
•	Ensurance that we can access the growth capital required to fund our short and long-term business requirements.

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
Grants and Contracts:

In May 2012, we were awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles.   We successfully completed the program, and as of April 20, 2013, we received all funds available under the grant.

Results of Operations

       As we reported in our second quarter we shipped batteries to Norfolk Southern ("NS") for their first ‘all electric’ yard switcher locomotive at the end of 2012. Our work in this area is, and has been, complete for some time. NS continues to sort through sub-contractor issues as they complete the final steps in fully commissioning the ‘switcher’. Our participation with NS and Penn State, in a third party validation program, remains in place. The testing has provided, and continues to provide, valuable information for future builds of both the ‘all electric switcher’ and the ‘hybrid over the road’ locomotive. Subsequent to the end of the third quarter, Axion and NS discussed both of these applications in a joint presentation at the “7th Annual ASME Rail Transportation Division Technical Conference” held on October 15th to the 17th. The slide presentation from that well attended conference is posted on our website and we feel the technical information in that presentation, underscores the value of the PbC battery in both the ‘electric’ and ‘hybrid’ locomotive technologies. We look forward to continuing our strategic relationship with NS.
       Also as reported previously, our work in the hybrid locomotive area has drawn numerous inquiries and requests for information from other rail carriers. We have executed Nondisclosure Agreements and we have begun project specific discussions with potential end users of our product.
       In our second quarter 10-Q filing, we stated that our onsite PowerCube™ continues to function daily in the PJM network,  provides revenues and serves “as a real time field demonstration energy storage device that potential customers can examine. The last point is an important one as we move to a greater level of PowerCube commercialization going forward. We have proven the concept with our moderately sized onsite unit, and now we are responding to Request for Proposals and Request for Quotes that incorporate significantly larger amounts of storage. We are actively pursuing domestic and foreign applications for our PowerCube products.”

The pursuit of one of those applications has resulted in a $320,000 domestic use purchase order for a PowerCube that will provide energy storage for a solar array to a customer in North America. This purchase order includes 600 PbC® batteries, racking, battery management system and a data communications system. We have also received a 40% deposit. This initial order is further proof of concept that the Cube model ROI has traction in more than one renewable application.

In addition to developing strategic partners and a North American market for our Cubes, we have also been working with renewable developers and government agencies in areas of the world where electrical power is several times more expensive than it is in North America. We believe that the ROI for our Cube model in these areas is even more attractive than it is in North America.

In addition, our consortium of wind, solar, electronics integration and general contracting companies continues to pursue various off shore opportunities for various Cube size applications that include: vehicle charging stations; small residential and community storage; small commercial applications; and utility applications.

Other off shore activities that we have focused on include street light and traffic light initiatives for both ‘grid tied’ and ‘off grid’ applications.  A significant portion of these ‘light’ installations are in remote, or difficult to access, locations. Long battery life and minimal maintenance over the life of the battery are both important criteria in this market. Our unique PbC battery chacteristics address these specification requirements, and our sales force has undertaken an initiative to service these off shore markets.

Our marketing research has indicated for some time that the domestic Tel-com market is a very large market for batteries. Many of these batteries sit ‘on float’ and are primarily used for backup power. This is not a particularly good market for our PbC batteries and so we did not focus on it in the past. However, through our new relationship with MultiLink - a large provider to the Tel-com market - we found that there is a ‘niche market’ within the overall market. This niche market has been created because of the numerous segments of the country, where Tel-com is subject to grid irregularities, grid overloads and grid power deficiencies – all of which create various forms of brownouts that sometimes last only a fraction of a second, but nonetheless require ‘bridge power’ battery intervention when the disruption occurs. In areas where this situation routinely occur, the market is no longer properly served by a “float application” battery, but rather the market is best served by a ‘high cycle life’ battery product. In these situations, when normal Tel-com batteries - or even high end Tel-com batteries - are utilized, the end user, or service provider, is subject to significantly higher battery replacement costs – as well as high maintenance costs. This is a PbC battery sweet spot – both from a cycle life and a low maintenance cost perspective. In the third quarter, we moved to “profile use” testing with MultiLink that included both modifying the charge characteristics and opening up the voltage range. Both modifications were designed to take better advantage of our PbC battery’s unique properties. The product has responded well in accelerated testing and have agreed that we have a potentially viable product solution for the just described ‘niche Tel-com market’. With an eye toward this market, last month we jointly exhibited our PbC product, with MultiLink, at the SCTE – Cable - Tec Expo held at the Atlanta Convention Center (believed to be The Tel-com industry's largest exhibition). MultiLink had a large display area and there was great interest in our PbC product in general, but especially in the PbC’s proposed usage with MultiLink’s new EB1 series CATV power modules.

As mentioned in our second quarter, we have been working with an additional partner with respect to the manufacture of a product for the hybrid passenger vehicle market. That work has continued in the third quarter. We have made modifications along the way and will continue to do so with the concurrence of our OEM strategic partner.

But our real focus in the vehicle market remains the truck applications and specifically the Class 8 market. This is the truck market segment in the United States that uses the most diesel fuel (~28 billion gallons annually), produces the most environmentally unfriendly emissions (~311 megatons of CO2 annually) and offers the greatest opportunity to introduce new technology (United States Environmental Protection Agency). Our work in this market has been primarily with ePower Engines and their proprietary series hybrid system. It is important to note that the series hybrid system is ‘engine-dominant’ (the engine and generator power the drive motor directly) rather than the historical ‘battery dominant’ systems (the batteries in the ePower system are used to balance the power required for operation – typically used for acceleration boost and hill climbing). That being said, the battery performs an important function in the series hybrid system – so important that according to ePower “the technology doesn’t work without a unique and safe battery chemistry”. ePower worked with different battery types but eventually came back to Axion because, (according to Jay Bowman CTO of ePower in 7/8/13 PR Newswire release) "Axion Power PbC batteries are ideally suited to our hybridization because of their ability not only to discharge quickly, but also to recharge quickly utilizing regenerative braking and the truck's own power generation system. Our testing has been going very well, and we fell the PbC battery's ability to endure thousands of cycles without the loss of charge acceptance, and its ability to continually self equalize the state of charge in string applications, are tremendous advantages that clearly distinguish these batteries from their competition. These advantages, and others that the PbC battery brings to the equation, allow our ePower conversion System to achieve a very attractive ROI.” The demonstrated diesel fuel savings of upwards of 35% when the AC Vector Drive is used in combination with our PbC batteries, contributes significantly to that attractive ROI. Currently we are providing new batteries and working with ePower as they move to retrofit a new Class 8 ‘Day Cab’ (non sleeper, less gross vehicle and load weight) that they will market along with the Class 8 Sleepers that have been on the road. The Day Cab is scheduled to be on the road before the end of 2013. It is estimated that the US Class 8 truck market totals ~2.4 million vehicles at any point in time and that these vehicles go through rebuilds every 4 to 6 years depending on vehicle use (United States Environmental Protection Agency). We exhibited our batteries and the ePower truck at the Indiana Green Fleet Conference in August. Conference participants chose the ePower ‘Ride and Drive’ option in greater numbers than all the other truck options combined (this according to Green Conference officals).

The potential US market for the diesel fuel saving hybrid truck is staggering and thus the potential for PbC battery sales is equally notable since each converted truck will house 56 of our PbC batteries.

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

Consolidated Condensed Statements of Operations

Summarized selected financial data for the three months ended September 30, 2013 and 2012:

	2013	2012	% Change
Net sales	$2,185,699	$2,178,077	0%
Cost of sales	1,931,321	2,014,731	4%
Gross profit	254,378	163,346	56%

Operating expenses	2,362,188	2,313,827	(2)%
Other (income) expense	3,836	(2,787)	*
Operating loss	(2,111,646)	(2,147,694)	2%
Derivative revaluations	-	(17,176)	(100)%
Interest expense	4,064	5,484	26%
Change in value senior warrants, gain	(535,926)	-	100%
Change in value, conversion feature senior note, gain	(112,750)	-	100%
Debt discount on amortization expense	1,333,470	-	(100)%
Extinguishment loss on senior notes conversion	1,087,822	-	(100)%
Interest on convertible notes	793,521	-	(100)%
Net income(loss)	$(4,681,847)	$(2,136,002)	(119)%

Reconciliation of net loss to EBITDA

	2013	2012	% Change
GAAP net (loss)	$(4,681,847)	$(2,136,002)	(119)%
Plus: Interest expense	4,064	5,484	26%
Depreciation expense	381,185	347,446	10%
Stock based compensation	35,275	113,792	69%
Derivative revaluations	-	(17,176)	(100)%
Change in value senior warrants, gain	(535,926)	-	100%
Change in value, conversion feature senior notes, gain	(112,750)	-	100%
Debt discount on amortization expense	1,333,470	-	(100)%
Extinguishment loss on senior notes conversion	1,087,822	-	(100)%
Interest on convertible debt	793,521	-	(100)%
EBITDA (1)	$(1,696,512)	$(1,686,456)	0%

* Indicates non-meaningful calculation

Summarized selected financial data for the nine months ended September 30, 2013 and 2012:

	2013	2012	% Change
Net sales	$7,111,812	$6,690,502	6%
Cost of sales	6,212,531	6,014,886	(3)%
Gross profit	899,281	675,616	33%

Operating expenses	6,997,784	7,055,156	1%
Other income	(321,159)	(1,421)	*
Operating loss	(5,777,344)	(6,378,119)	9%
Derivative revaluations	(1,217)	(12,465)	(90)%
Interest expense	15,551	13,313	(17)%
Change in value senior warrants, gain	(2,091,226)	-	100%
Change in value, conversion feature senior notes, gain	(1,504,597)	-	100%
Debt discount on amortization expense	2,051,198	-	(100)%
Extinguishment loss on senior notes conversion	1,283,322	-	(100)%
Interest on convertible notes	1,132,700	-	(100)%
Net (loss)	$(6,663,075)	$(6,378,967)	(4)%

Reconciliation of net loss to EBITDA

	2013	2012	% Change
GAAP net (loss)	$(6,663,075)	$(6,378,967)	(4)%
Plus: Interest expense	15,551	13,313	(17)%
Depreciation expense	1,128,200	1,035,336	(9)%
Stock based compensation expense	168,244	311,637	46%
Derivative revaluations	(1,217)	(12,465)	(90)%
Change in value senior warrants, gain	(2,091,226)	-	100%
Change in value, conversion feature senior notes, gain	(1,504,597)	-	100%
Debt discount on amortization expense	2,051,198	-	(100)%
Extinguishment loss on senior notes conversion	1,283,322	-	(100)%
Interest on convertible debt	1,132,700	-	(100)%
EBITDA (1)	$(4,480,900)	$(5,031,146)	11%

* Indicates non-meaningful calculation

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

Summary of Condensed Consolidated Operations for the three and nine months ended September 30, 2013 compared with the same periods in 2012

Net Sales

 Net sales for the three months ended September 30, 2013 were $2.2 million compared to $2.2 million for the same period in 2012. Net sales for the nine months ended September 30, 2013 were $7.1 million compared to $6.7 million or the same period in 2012. We have one customer that accounted for approximately 83% and 87% of net sales, respectively, for the three and nine months ended September 30, 2013 as compared to 86% and 83% of net sales for the three and nine months ended September 30, 2012, respectively. The increase in year to date net sales is due primarily to a series of orders for unbranded flooded lead–acid batteries with the purchaser carrying the cost of inventory and providing the raw materials for production.

Cost of Sales

Costs of sales for the three months ended September 30, 2013 were $1.9 million compared to $2.0 million for the same period in 2012. Costs of sales for the nine months ended September 30, 2013 were $6.2 million compared to $6.0 million for the same period in 2012. The year to date increase in cost of sales was commensurate with the increase in year to date net sales.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $0.3 million compared to $0.2 million for the same period in 2012. Gross profit margin was 11.6% in the three months ended September 30, 2013 compared to 7.5% for the same period in 2012. Gross profit for the nine month ended September 30, 2013 was $0.9 million compared to $0.7 million for the same period in 2012. Gross profit margin for the nine months ended September 30, 2013 was 12.6% compared to 10.0% for the same period in 2012.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 were $2.4 million compared to $2.3 million for the same period in 2012. Operating expenses for the nine months ended September 30, 2013 were $7.1 million. Operating expenses for the nine months ended September 30, 2012 were $7.0 million.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through September 30, 2013, we have generated revenue from operations that was not significant enough to produce an operating profit.

On May 8, 2013, we consummated the sale of our Senior Convertible Notes (“Convertible Notes”) and Warrants issued by the Company (“Warrants”) with gross proceeds of $9 million to us. At Closing, we received cash proceeds of $3 million and had deposited an additional $6 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Convertible Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the Effective Date commencing on the 60th day after the Effective Date until there are no more funds in the control accounts.  The Convertible Notes bear interest at 8% per annum and are convertible into shares of our Common Stock at an initial per share conversion price of $0.264 subject to certain adjustments.  The Warrants entitle the holders of the Warrants to purchase, in aggregate, 17,281,107 million shares of our common stock. The five year Warrants will be exercisable at an exercise price equal to $0.302, subject to certain adjustments.

We received approximately $2.76 million in net proceeds at the May 8, 2013 closing, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000, and were paid out of the proceeds at Closing. At each $500,000 funds release, we will receive approximately $460,000 thousand in net proceeds, after deducting our placement agent’s fee of $40,000. As of September 30, 2013, we have received one $500,000 funds release and an additional $75,000 due to accelerated note conversions by two investors.

Subsequent to September 30, 2013, an additional $1,137,500 has been received through November 8, 2013.

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

We believe that the currently available funds at September 30, 2013, and including the net proceeds from our May 8, 2013 issue of $9 million in senior convertible notes and $1 million in subordinated convertible notes and internally generated funds from net sales will provide sufficient financial resources to fund our current operations, working capital, and capital expenditures into the beginning of the fourth quarter of 2014.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and current operations beyond the third quarter of 2014. No assurances can be given that the Company will be successful in complying with certain of the terms and conditions Senior Convertible Notes or Subordinated Convertible Notes or in arranging further funding, if needed, needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Cash, Cash Equivalents and Working Capital

Cash and cash equivalents at September 30, 2013 was $1.1 million compared to $2.0 million at December 31, 2012. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months that are readily convertible into cash.  Restricted cash at September 30, 2013 was $5.4 million compared to zero at December 31, 2012. (See Note 6 to the Condensed Consolidated Financial Statements)

Working capital at September 30, 2013 was $5.6 million compared to $4.8 million at December 31, 2012.

Cash Flows from Operating Activities

Net cash used in operations for the first nine months of 2013 was $4.8 million compared to $5.6 million for the same period in 2012. This represents a decrease in net cash used in operations of $0.8 million or 14%.

 Cash Flows from Investing Activities

Net cash used by investing activities for of the first nine months of 2013 was $0.1 million compared to $0.7 million for the same period in 2012. This represents a decrease in cash used by investing activities of $0.6 million or 81% primarily due to lower capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first nine months of 2013 was $4.0 million compared to net cash provided of $8.6 million in 2012.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. During the nine months ended September 30, 2013, there have been no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2012.

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

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the risk factors disclosed in the Company’s Registration statement on Form S-1, filed on October 17, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 6.	EXHIBITS

3.7	Amendment to Articles of Incorporation, dated September 26, 2013 (34)

10.44	Securities Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Investors (31)

10.45	Form of Note (31)

10.46	Form of Warrant (31)

10.47	Registration Rights Agreement, dated May 8, 2013, between Axion Power International, Inc. and the Investors (31)

10.48	Subordinated Note Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Subordinated Investors (31)

10.49	Form of Subordinated Note (31)

10.50	Form of Subordinated Note Warrant (31)

10.51	Subordination Agreement, dated May 8, 2013, by and among Axion Power International, Inc., the Investors and the Subordinated Investors (31)

10.52	Executive Employment Agreement of Thomas Granville, effective April 1, 2013 (32)

10.53	Executive Employment Agreement of Charles Trego, effective April 1, 2013 (32)

10.54	Executive Employment Agreement of Phillip Baker, effective April 1, 2013 (32)

10.55	Executive Employment Agreement of Vani Dantam, effective April 1, 2013 (32)

10.56 Executive Employment Agreement of Stephen Graham, effective October 21, 2013 (33)

(31) Incorporated by reference from our Form 8-K, filed with the Securities and Exchange Commission on May 8, 2013
(32) Incorporated by reference from our 10-Q, filed with the Securities and Exchange Commission on May 14, 2013
(33) Incorporated by reference from our Form 8-K, filed with the Securities and Exchange Commission on October 15, 2013
(34) Incorporated by reference from our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 16, 2013

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)
31.2	Certificate of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

 The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements, as follows:

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

AXION POWER INTERNATIONAL, INC.

/s/ Thomas Granville
Thomas Granville, Principal Executive Officer
Dated: November 14, 2013

/s/ Stephen Graham
Stephen Graham, Principal Financial Officer and
Principal Accounting Officer
Dated: November 14, 2013

