Form 10-K
period 2013-12-31
Axion Power International, Inc.
filed 2014-03-31
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the 118,198,330 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTCQX on June 28, 2013 was $17,113,992.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	February 28, 2014
Common Stock	205,261,452

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

PART I

Item 1   Description of Business

The primary business of Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is to develop, design, manufacture and sell advanced energy storage devices, components and systems that are based on our patented PbC® technology. We also manufacture standard and specialty lead-acid batteries. Our PbC batteries and battery components, which are manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode, have application to varied energy system storage functions.

The Energy Storage Industry

The energy storage industry has traditionally been based on battery, flywheel, capacitor, thermal, chemical systems, power to gas, gravity, pumped storage hydroelectricity, and compressed air systems, to provide a temporary or back-up source for energy. The major industries utilizing energy storage systems are automotive for stop/start, hybrid and electric vehicle applications, heavy duty truck and rail for hybrid applications, renewable energy for storage and smoothing, and electrical utilities for back-up, energy smoothing and frequency regulation.

Energy storage for vehicles, including stop/start technology, electric drive, hybrid electric cars, trucks and locomotives is a fundamental factor to improving vehicles’ economic, social, and environmental sustainability. The combination of high fuel costs and increasingly more stringent government regulation of emissions, fuel efficiency and mileage requirements for vehicles for passenger and freight transport, and other commercial applications, is a major impetus for the development of new green technologies.

The electric power sector’s demands for energy storage continue to increase. The amount of electricity which can be generated is relatively fixed over short periods of time, although demand for electricity fluctuates throughout the day. Energy storage devices and systems store electrical energy for use as required, even during periods when power is not generated. Electrical storage devices can manage the amount of power required to supply customers at times when need is greatest, which is typically during peak load. These devices assist in regulating the flow of power from renewable energy applications, like wind and solar power. The result is a system which is smoother and more dispatchable, which makes it easier for grid operators to control the power output from those sources. Energy storage devices and systems can also balance microgrids to achieve a good match between generation and load. They can provide frequency regulation, to maintain the balance between the network's load and power generated, and can achieve a more reliable power supply for high tech industrial facilities.

There are several revenue opportunities (e.g. peak shaving, load shifting, synchronized reserve, etc.) that can be accessed when a storage component is included in a renewable energy application. The greatest current rate of return is achieved when the storage asset is focused on the frequency regulation sector of the demand response market. Revenue rates are set per the Federal Regulatory Energy Commission’s (“FERC”) 'pay for performance' regulations ( FERC Order No. 755 adopted in 2011 and FERC Order No. 784 adopted in 2013), which means that systems that respond faster than other systems, and respond with measured accuracy within the parameter guidelines, will be paid at the highest revenue rate. Solar photovoltaic farms as a stand- alone system cannot effectively participate in the ancillary markets because of lack of availability (evening hours), intermittency and other factors. When a solar photovoltaic farm is combined with a storage source, we believe the revenue provided by the system, when augmented with tax subsidies, is increased by more than double when combined with participation in ancillary services such as frequency regulation. In addition, the storage system in this application can be a source of emergency power if the grid goes completely down.

Our Corporate History

Axion Power Corporation, our wholly owned subsidiary, was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception Axion Power Corporation has been engaged in research and development (“R&D”) of new technology for the production of our PbC batteries. On December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company, a public shell company whereby Axion Power Corporation became a wholly owned subsidiary of Tamboril, which subsequently changed its name to Axion Power International, Inc.

In February 2006, we commenced operations at our Clover Lane facility in New Castle, PA. We have utilized this space to manufacture our PbC and specialty lead-acid battery products and to continue to produce and test prototypes which incorporate our developed technology. Our Clover Lane plant allows us to manufacture batteries for sale under the Axion brand name; to manufacture for third parties under specific contract arrangements; or to manufacture prototypes for our own use and testing, or for testing by our customers. Our facility has been fully tested and found to be in compliance with emission standards established by new federal guidelines in accordance with the Clean Air Act–Title III. In November 2010, we expanded into our Green Ridge facility, also in New Castle, PA, to house offices, research & development, electrode manufacturing and warehousing.

Since inception, our operations have been financed through the sale of equity and debt instruments to investors, as well as loans and proceeds from government grants, and with minimal revenue generated from our operations. We transitioned from an R&D - based development stage company to a commercial manufacturing company in the fourth quarter of 2012, and we believe that the transition is providing us with the growth opportunities to commercialize our PbC technology and thereby improve our financial condition, cash flow and market presence.

Development History

Since 2008, we have invested in upgrading, and where necessary, replacing existing battery manufacturing equipment in order to support our long range business plan. These early improvements included the installation of a new automatic paste mixer and a fixed orifice pasting line for improved quality and dimensional tolerances of battery plates, an automatic stacker for precise wrap and alignment of absorbed glass matt separator that is needed for the production of our premium PbC products, the modernization of our second lead-acid production line; the rebuild of five casting machines; the addition of new welding equipment; and a 35% expansion of our formation area. Subsequently, a new robotic carbon electrode manufacturing line was installed at our Green Ridge Road facility in New Castle, PA. These initiatives have provided the manufacturing framework and capability for improvements in our quality, cost and ability to deliver our products.

From March 2011 through 2013, we utilized our capability and capacity primarily to produce specialty lead-acid batteries for a third party. Shipments of these products generated sales of $8.6 million and $7.9 million, respectively, in 2013 and 2012. The flooded lead-acid batteries were manufactured in our facility, with the purchaser carrying the cost of inventory and providing the raw materials required. As 2014 progresses, we expect a decline in our lead-acid battery production and an increase in the production of our PbC batteries.

In 2011, we continued our automotive work and added new OEM partners. There is an increasing body of empirical evidence being presented with respect to the lack of merit, and/or practicality, of existing stop/start battery solutions, while the potential applicability of our PbC product gains more traction. We and others believe that the fastest, and least expensive, method of reducing CO2 emissions from an internal combustion engine vehicle, and the way to helping meet current and future Corporate Average Fuel Economy (“CAFE”) standards is attained by equipping the vehicle with stop/start technology. The solution offered by our PbC technology combines low cost, with a fast rate of charge acceptance, and achieves the specified stop/start performance that is needed to comply with CO2 emissions regulations, while at the same time improving miles per gallon performance to help meet CAFE standards. We believe our PBC technology is well suited for the emerging micro-hybrid market incorporating stop/start systems; therefore, we have devoted considerable time and money in working with our supply chain partners and prospective customers in this area.

We continue our efforts in hybrid heavy duty truck and hybrid locomotive market. Similar to the hybrid automotive market, battery charge acceptance, fast re-charge ability and high cycle life are critical characteristics required in a product for the heavy duty truck and locomotive hybrid markets. Most of our work in the heavy duty truck market has been in partnership with ePower Engine Systems, Inc. and with Norfolk Southern Corporation in conjunction with their all electric and hybrid locomotive programs.

With the financial assistance provided by the Pennsylvania Energy Development Authority and Commonwealth Financing Authority grants, we commissioned our first PowerCube™ product onsite at our Clover Lane facility in 2011. The PowerCube was fully integrated by us and, in addition to the batteries, contains a racking system, electronics and power equipment, battery management system, climate control and fire suppression systems. As part of this undertaking, we entered into a partnership with Viridity Energy and PJM Interconnection (the largest regional power transmission organization in the US which coordinates the movement of wholesale electricity for more than 61 million people in all or parts of 13 states (http://www.pjm.com/about-pjm/who-we-are.aspx)). The PowerCube was network-connected to the PJM system and allows us to respond through Viridity to curtailment and demand response signals from PJM and participate in frequency regulation. Due to the implementation of the FERC “pay for performance” provisions, there are economic incentives to utilize our PowerCube as fast response to these signals from PJM increases therate the utility will pay on a per kilowatt basis based on set performance metrics.

Since the PowerCube can be scaled, we also commenced development of smaller PowerCube units (mini-cubes). These mini-cube applications include residential storage (at levels down to 10kW) and small commercial storage. The units can be connected to wind and solar power sources in addition to filtering power directly from the grid. The end product will provide backup power, power quality, power smoothing, and potential peak shaving. We are working with installers and integrators and have begun to take this product to market in North America, as was the case with the Washington Naval Yard which was brought online in 2012 and has continued to function with all of the original equipment and batteries since that time.

In November 2013, the Company announced it had received the first in a series of expected orders, for our PowerCube that is being commissioned into a solar project. The PowerCubes will provide storage for energy created by the solar panel system and also service the frequency regulation market. The order includes batteries, racks, wiring, and data communication system encompassing electronics coordination. Shipment and installation began in the fourth quarter of 2013, and the first installation is being completed early in 2014. Axion's PowerCube has proven its effectiveness and reliability by providing daily frequency regulation and demand response services in the PJM grid utility network for the last two years. The solar storage adaptation of the PowerCube was developed with data extracted from the PJM network model, including the important "frequency regulation market" component.

We have consummated two major financing transactions in recent years. On February 3, 2012, we completed a registered direct common stock offering at a price of $0.35 per share. This straight equity transaction provided total gross proceeds of $9.4 million and net cash proceeds of $8.6 million to us after allowing for placement fees and expenses of the offering. On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes due on February 8, 2015 and warrants to various institutional investors). At closing, the Company received $2.76 million in net proceeds. The $6,000,000 balance of the gross proceeds was deposited into a series of control accounts in the Company’s name, and withdrawals from the control accounts are permitted upon meeting certain conditions. Simultaneously, the Company raised $1 million through the sale of subordinated notes to insiders and one accredited investor.  The 2013 financing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Our Business and Products

We have devoted more than ten years to research and development on our PbC technology. Our work has focused on developing our intellectual property, characterizing baseline performance, developing proprietary treatment processes for the activated carbon we use in our electrodes, developing proprietary designs and manufacturing techniques for electrode assemblies and fabricating a series of material and design evaluation prototypes that range from single cell to multi-cell batteries for use in energy storage devices and systems.

Our PbC energy storage device is a hybrid battery supercapacitor that combines the simplicity of lead-acid batteries with the faster recharge rate, longer cycle life and greater charge acceptance of supercapacitors. The result is a relatively low cost device that has versatility of design that will allow differing iterations to deliver maximum power, maximum energy, or a range of balances between the two.

Our PbC technology is protected by thirteen issued U.S. patents and other proprietary features and structures, and we typically have a number of additional patent applications in process at any point in time. The resulting devices are technically sophisticated yet simple in design. The carbon negative electrode assemblies are fabricated from readily available raw materials using, for the most part, standard industrial processes and techniques. The PbC negative electrodes that are then assembled into PbC batteries can be used with the same cases, covers, positive electrodes, separators and electrolyte that are used in conventional lead-acid batteries. Our PbC batteries can be assembled with the same equipment and methodology commonly used for manufacturing conventional lead-acid batteries. PbC batteries use significantly less lead than standard lead-acid batteries with a comparable footprint. Moreover, the lead, plastics and acid employed, just like lead-acid batteries, can be routinely and profitably recycled at existing recycling facilities around the world. As is the case with the lead-acid battery, we expect that in the United States our PbC battery will be fully recycled 99.2% of the time (United States Environmental Protection Agency, Solid Waste and Energy Response [5306P]).

We believe our advanced battery technologies are uniquely situated to answer the current challenges facing the lead-acid battery industry and newer battery chemistries such as lithium-ion, nickel metal hydride, etc. While we further commercialize and continue to explore various potential applications for our PbC technology, the two facilities in New Castle, Pennsylvania provide us with both an excellent R&D facility and a production plant in which to produce our advanced energy storage devices. In manufacturing our PbC battery using conventional lead-acid battery production methods, we provide proof to our potential future PbC negative electrode customers that our product is suitable for immediate use in their lead-acid battery factories.

As we transitioned to commercial manufacturing, in 2010 we entered into a long term lease for an additional New Castle, Pennsylvania facility that we had been subleasing since 2008 (our Green Ridge Road facility). This 45,000 square foot facility currently houses our Gen II robotic PbC negative electrode production line. In addition, during this transition we:

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

Our Clover Lane facility has a permitted manufacturing capacity of 3,000 batteries per day, so we currently have excess lead-acid battery manufacturing capacity. This allows us to dedicate a portion of this production capacity to direct sale high margin specialty batteries that are required in relatively small numbers, as well as have the flexibility to respond to industry requests to provide contract manufacturing.  We are also able to respond quickly if other opportunities to manufacture traditional products present themselves.

Meanwhile, we continue to develop our lead carbon technology for use in a variety of applications in different markets including:

•	motive power, hybrid and stop/start;

•	utility grid connected power and frequency regulation;

•	standby power (UPS);

•	renewable energy buffering; and

•	military applications.

We believe demand for cost-effective energy storage systems produced using our PbC technology will grow rapidly. We also believe that our technologies can be among the leaders in the high performance battery market, and that our competitive advantages will include:

  excellent partial state –of-charge performance when compared to advanced lead-acid and lithium ion products;

  significantly longer life in string applications with minimal battery management when compared to advanced lead-acid batteries;

  dramatically better charge acceptance when compared to advanced lead-acid batteries;

  significantly faster recharge rate when compared to advanced lead-acid and lithium ion and other storage chemistries;

  significantly longer cycle lives in deep discharge applications when compared to advanced lead-acid and similar life when compared to lithium ion batteries;

  inherent voltage equalization among cells in individual batteries and especially among batteries in string applications of all quantities which aids performance and length of battery life ; and

  superior recovery economics and end of life value (PbC batteries should achieve an average recovery of approximately $0.30 per pound upon recycling as compared to a disposal cost of approximately $0.45 per pound for lithium ion batteries).

We anticipate our ability to establish and maintain a competitive position will be dependent on several factors, including:

•	the availability of raw materials and key components;

•	our ability to manufacture commercial carbon electrode assemblies;

•	our ability to operate facilities that can fabricate PbC negative electrode assemblies and commercially manufacture our PbC device with consistent quality at a predictable cost;

•	our ability to establish and expand a customer base;

•	our ability to execute and perform on any future strategic distribution agreements with tier one and/or tier two battery manufacturers;

•	our ability to compete against established, emerging, and other storage technologies;

•	the market for batteries in general; and

•	our ability to attract and retain key personnel.

Our objective has consistently been to become an industry leader in the development, production and sourcing of components for low cost, high performance energy storage systems. We plan to achieve this objective by pursuing the following core strategies:

  Platform technology business model. We are implementing a platform technology business model that will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to use our PbC carbon electrode products in their batteries.

  Leverage relationships with thought leaders. We are engaged in discussions with industry consortia, research institutions, automotive OEMs, rail and trucking transportation providers and other thought leaders in the fields of utility applications and hybrid electric vehicle technology. As we develop our relationships in the field of energy storage research, we believe we will improve our access to potential suppliers and customers.

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

  Focus on specific markets. Markets for motive power, utility grid connected power, frequency regulation, standby power (UPS) and military applications are becoming increasingly attractive. We are actively pursuing the use of our lead carbon technology products in these emerging market sectors.

  Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in R&D in order to improve the performance of our PbC devices and other technologies and to continue to lower our manufacturing costs. Our R&D focus will now be working with prospective customers on the commercial application of our PbC technology to fit their unique requirements.

The battery industry is mature, capital intensive, heavily regulated, highly competitive and averse to product performance risks associated with radical departures from established technology. We believe we will be able to make a credible entry into the battery market as we continue to prove the advantages of our PbC device technology in projects with end users in our targeted markets. Therefore, our business plan has had two discrete phases: the development phase (including prototype and demonstration) and the commercialization phase.

In the fourth quarter of 2012, we began early stage commercialization of our PbC technology products. We began implementation of a platform technology business model including fine tuning both the development and manufacturing of our proprietary carbon electrode assemblies that are unique to our PbC batteries. In addition to using these assemblies in our batteries, we eventually intend to sell the assemblies to other established battery manufacturers that are seeking to market more advanced batteries. We believe a platform technology business model will reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our PbC products, while, at the same time, allow us to focus on a narrow band of value-added activities that should minimize our investment and maximize our profitability.

Our Patents and Intellectual Property

We own thirteen issued U.S. patents at the date of this report covering various aspects of our PbC technologies, and we typically have a number of patent applications in process at any point in time. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

•	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor

•	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor

•	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor

•	U.S. Patent No. 7,006,346 (expires April 2024) - Positive Electrode of an electric double layer capacitor

•	U.S. Patent No. 7,110,242 (expires February 2021) - Electrode for electric double layer capacitor and method of fabrication thereof

•	U.S. Patent No. 7,119,047 (expires February 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof

•	U.S. Patent No. 7,569,514 (expires May 22, 2021) - Method of Fabrication of Modified Activated Carbon

•	U.S. Patent No. 7,881,042 (expires March 2027) – Activated Carbon Electrode with PTFE B

•	U.S. Patent No. 7,998,616 (expires February 2028) – Negative Electrode for a Hybrid Energy Storage Device

•	U.S. Patent No. 8,023,251 (expires November 2028) – Hybrid Energy Storage Device and Method of Making Same

•	U.S. Patent No. 8,192,865 (expires October 2027) – Negative Electrode for a Hybrid Energy Storage Device

•	U.S. Patent No. 8,202,653 (expires February 2028) – Electrode Grid Structure

•	U.S. Patent No. 8,347,468 (expires February 2031) – Method of Making a Current Collector

Presently, we have no obligation to pay any royalties or license fees with respect to the commercialization of our PbC device technology, and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know-how and other intellectual property will be critical to our success.

Our ability to compete effectively with other companies will depend on our ability to maintain and protect the PbC device intellectual property and technology. We plan to file additional patent applications in the future. However, the degree of protection offered by our existing patents or the likelihood that our future applications will be granted, or the degree of protection afforded by future patents, if granted, is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that may prevent, limit or interfere with our ability to make and sell products based on our PbC device technology. Competitors may also intentionally infringe on our patents. The prosecution and defense of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties and prevent us from using all or any portion of the technology covered by such a patent. Although third parties have not asserted any infringement claims against us to date, there is no assurance that third parties will not assert such claims in the future.

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

Our Competition

Our PbC technology is competitive with technologies being developed by a number of new and established companies engaged in the manufacture of energy storage components, devices and systems. In addition, many universities, research institutions and other companies are developing advanced electrochemical energy storage technologies including:

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

Our competitors with more diversified product offerings may be better positioned to withstand changing market conditions. Some of our competitors own, partner with, or have longer term or stronger relationships with suppliers of raw materials and components, which could result in them being able to obtain raw materials on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business.

The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of rechargeable batteries require large capital expenditures. In order to minimize our capital investment in manufacturing facilities and establish strong brand name recognition for our products, our overall strategy is to negotiate strategic alliances and other production agreements with established battery manufacturers that want to add high-performance co-branded products to their existing product lines. There can be no assurance that our PbC platform technology business model will succeed in the battery industry.

Raw Materials and Components

During the research stage, we used available raw materials, off-the-shelf components manufactured by others and hand-made components fabricated by our staff. When we begin manufacturing our PbC products in large commercial quantities, we will need to establish reliable supply channels for commercial quantities of raw materials and components. We believe established suppliers of raw materials and components will be able to satisfy our requirements on a timely basis. However, we do not have any long-term supply contracts and the unavailability of necessary raw materials or components could delay the production of our products and impact our results of operations.

Lead is an important raw material in lead-acid batteries and currently accounts for 80% of our raw material and component costs in the specialty conventional lead-acid batteries we now manufacture. Lead prices historically, have fluctuated similar to other industrial commodity metals. Although our PbC battery does not require as much lead as a conventional lead-acid battery, lead is still an important raw material cost component.

Environmental Protection

Lead is a toxic material that is an important raw material in our PbC batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or to adequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or forced to suspend certain operations. Our facility was previously tested and found to be in compliance with emission standards as established by new federal guidelines in accordance with the Clean Air Act – Title III.

Our Research and Development

As we embark on our second full year of commercialization, we acknowledge that R&D activities are still an integral part of our business. We engage in extensive R&D activities for the purpose of improving our PbC technology and our proposed products. We remain focused on continuous improvement increase our manufacturing efficiency and reduce our total supply chain costs in order to maximize our competitive advantage. Our R&D organization works closely with our engineering and business development teams, our suppliers and our potential customers as we continue to improve our product design and lower our manufacturing costs as well as our total supply chain costs. Going forward R&D will be primarily focused working with prospective customers to determine how our PbC technology best fits their unique energy storage system requirements. During 2013 and 2012, we spent $2.2 million and $2.6 million, respectively, on R&D.

Our Employees

As of December 31, 2013 we employed a staff of 83, including a 10 member scientific and engineering team, and 50 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees.

Description of Properties

On March 10, 2013, we exercised our option for a 5 year renewal on our lease on existing space at our manufacturing plant located at 3601 Clover Lane in New Castle, Pennsylvania. The salient terms of the renewal lease are as follows:

•	The renewal term commenced on March 10, 2013 with a term of five years.

•	The lease may be extended for one additional five-year term with future rent to be negotiated at a commercially reasonable rate.

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

•	The rental amount for the initial term is $16,700 per month, which is fixed through March 2015. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

•	On May 26, 2011 we executed an addendum to the existing lease agreement which resulted in the lease of an additional 2,160 square feet of additional space for $500.00 per month. There were no other changes to the existing lease.

•	With the execution of the addendum we now lease 72,598 square feet for a monthly rent of $17,200.

On November 4, 2010, the Company entered into a Commercial Lease (“Lease”) with Becan Development, LLC (“Lessor”) to lease a 45,000 square foot building, located at 209 Green Ridge Road in New Castle PA, (the “Property”), which the Company currently occupies to house various offices and manufacturing facilities. The salient terms of the Lease are as follows:

•	The Lease term commenced on January 1, 2011 and the term expires on December 31, 2015.

•	The Lease may be extended for two 5-year terms, by giving notice not less than 30 nor more than 120 days before the expiration of the initial term or first renewal term (as applicable). The renewal leases shall be on terms substantially similar to the terms of the initial Lease except for any adjustment to rent, if warranted, as mutually agreed upon by Lessor and the Company.

•	The rental amount for the initial term is $19,297 per month and is on a “triple net” basis.

•	If the Company is able to obtain sufficient funding from either the federal or state government or agencies, and it enters into a binding agreement to purchase the Property, the Lease shall be immediately terminated and Lessor shall credit the most recent 6 months of actual rental payments made to Lessor against the purchase price of the Property.

•	The Company also has a right of first refusal to purchase the property within 30 days of receipt of notice of a third party offer from Lessor upon substantially the same terms as those offered by the third party.

•	The Lease contains market terms on standard provisions such as defaults and maintenance.

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

Our business may not be able to continue as a going concern, and we will need to raise additional capital to continue operations through the 4th quarter of 2014.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures into the 4th quarter of 2014. However, we will not be able to continue operations through the 4th quarter, without raising additional funding. We believe that there is sufficient risk in achieving revenue levels sufficient to generate liquidity adequate to cover our costs of operations, working capital, and capital expenditures without raising additional capital.  We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our production, research, development and testing, and other commercial activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures or to continue our operations through the 4th quarter of 2014. The inability to raise capital in sufficient amounts and on acceptable terms would have a material adverse effect on our ability to continue operations and could result in our inability to continue as a going concern which would mean that we would need to wind down our business.

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

Lead is a toxic material that is an important raw material in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We are required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or inadequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or be forced to suspend certain operations.

As we sell our products, we may become the subject of product liability claims.

Due to the hazardous nature of many of the key materials used in the manufacturing of our batteries, the producers of such products may be exposed to a greater number of product liability claims, including possible environmental claims. We currently have domestic product liability insurance up to $1,000,000 per occurrence and $5,000,000 in the aggregate to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business operations. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that as we continue distribution of our products that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay such liability.

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

Our operations expose us to litigation, tax, environmental and other legal compliance risks.

We are subject to a variety of litigation, tax, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a business with international reach, we are subject to complex laws and regulations in the U.S. and other countries in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance could materially impact our tax receivables and liabilities and our deferred tax assets and tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various authorities, including tax authorities. In addition to ongoing investigations, there could be additional investigations launched in the future by governmental authorities in various jurisdictions and existing investigations could be expanded. The global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

In the sourcing of our products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials, especially lead and acid. As a result, we are subject to extensive and changing environmental, health and safety laws and regulations governing, among other things: the generation, handling, storage, use, transportation and disposal of hazardous materials; remediation of polluted ground or water; emissions or discharges of hazardous materials into the ground, air or water; and the health and safety of our employees. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with required environmental permits, could result in fines, criminal charges or other sanctions by regulators. From time to time we have had instances of alleged or actual noncompliance that have resulted in the imposition of fines, penalties and required corrective actions. Our ongoing compliance with environmental, health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue production and require us to install additional pollution control equipment and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our products.

Certain environmental laws assess liability on owners or operators of real property for the cost of investigation, removal or remediation of hazardous substances at their current or former properties or at properties at which they have disposed of hazardous substances. These laws may also assess costs to repair damage to natural resources. We may be responsible for remediating damage to our properties caused by former owners. Soil and groundwater contamination has occurred at some of our current and former properties and may occur or be discovered at other properties in the future. We are currently investigating and monitoring soil and groundwater contamination at several of our properties, in most cases as required by regulatory permitting processes. We may be required to conduct these operations at other properties in the future. In addition, we have been and in the future may be liable to contribute to the cleanup of locations owned or operated by other persons to which we or our predecessor companies have sent wastes for disposal, pursuant to federal and other environmental laws. Under these laws, the owner or operator of contaminated properties and companies that generated, disposed of or arranged for the disposal of wastes sent to a contaminated disposal facility can be held jointly and severally liable for the investigation and cleanup of such properties, regardless of fault.

Changes in environmental and climate laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in production designs and could increase environmental compliance expenditures. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could subject us to additional costs and restrictions, including increased energy and raw materials costs. Additionally, we cannot assure you that we have been or at all times will be in compliance with environmental laws and regulations or that we will not be required to expend significant funds to comply with, or discharge liabilities arising under, environmental laws, regulations and permits, or that we will not be exposed to material environmental, health or safety litigation.

Risks related to our PbC Technology

We have limited manufacturing experience with respect to our PbC technology, which may translate into cost overruns in manufacturing our products.

We have limited manufacturing experience with respect to production of our commercial PbC negative electrodes in quantities required to achieve our operational goals, and there is no assurance that we will be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products when we are ready to do so.

We began the commercial production of our energy storage devices in the fourth quarter of 2012. As production levels increase, we may experience cost overruns in manufacturing our PbC products, and we may not have sufficient capital in the future to successfully complete such tasks. In addition, we may not be able to manufacture our products because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. These inabilities could cause us to abandon our current business plan and may cause our operations to eventually fail.

We need to continue to improve the performance of our commercial PbC products to meet future requirements and competitive pressures

We need to continue to improve various aspects of our PbC technology as we move forward with larger scale production and new applications of our products. Future developments and competition may reveal additional technical issues that are not currently recognized as obstacles. If we cannot continue to improve the performance of our products in a timely manner, we may be forced to redesign or delay large scale production or possibly abandon our product development efforts altogether.

We do not have any long-term supplier contracts.

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

We are a small player in an intensely competitive international market and may be unable to compete.

The lead-acid battery industry is large, intensely competitive and resistant to technological change. We may need to compete or enter into further strategic relationships with well-established companies that are much larger and have greater financial capital and other resources than we do. We may be unable to convince end users that products based on our PbC technology are superior to available alternatives. Moreover, if competitors introduce similar products, they may have a greater ability to withstand price competition and finance their marketing programs. There is no assurance that we will be able to compete effectively.

Our failure to introduce new products and product enhancements and broad market acceptance of new technologies introduced by our competitors could adversely affect our business.

Many new energy storage technologies have been introduced over the past several years. For certain important and growing international energy storage markets, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets, including aerospace and defense, will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our products will remain competitive with products based on new technologies.

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

Risks relating to our recent financing

Our recently acquired indebtedness reduces our financial flexibility and could impede our ability to operate.

We consummated a private placement on May 8, 2013 in which we issued an aggregate $9 million principal amount of Senior Convertible Notes and $1 million principal amount of Junior Convertible Notes. The Senior Convertible Notes are payable in nine equal monthly installments with the first prepayment made in June, 2013. The Junior Convertible Notes are payable 91 days after the principal amount of the Senior Convertible Notes is repaid. Although the notes are payable through the issuance of shares of our common stock to the noteholders, our ability to issue stock, instead of paying cash, to satisfy our payment obligations under the notes, is limited and subject to various conditions (including trading volume and stock price conditions for our Senior Convertible Notes) that we may not be able to meet. If we cannot meet these conditions, we could be required to repay some or all of the amounts due under the notes in cash, and we may not have the funds available to make one or more of such payments when due. Even if we do have funds so available, the use of cash to make such payments could adversely affect our ability to fund operations due to the diversion of necessary cash flow to fund operations to utilization for note payments. Furthermore, the notes impose certain restrictive covenants on us which may impede our ability to operate our business or raise further funds in the capital markets. For example, there are restrictions on incurring additional indebtedness, with exceptions, while the notes are outstanding.

We are making, and intend to continue making, payments on our Senior Convertible Notes and Subordinated Convertible Notes in shares of our common stock, which could be highly dilutive to our shareholders.

As of the date of this document, we do not believe that we will have the financial ability, nor would it be in the best interests of our shareholders, to make all payments on the notes in cash when due. Thus, we intend, as of the date hereof, to make such payments in shares of our common stock, to the greatest extent possible. Such payments shall be very dilutive to our shareholders.

Risks relating to our common stock

We have issued a large number of warrants and options, which if exercised, would substantially increase the number of common shares outstanding.

On February 28, 2014, we had 205,261,452 shares of common stock outstanding, and (a) we have warrants outstanding that, if fully exercised, would generate proceeds of $6,366,162 and cause us to issue up to an additional 20,826,436 shares of common stock, with 17,281,107 of these warrants classified as derivative liabilities, and (b) we have options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $5,734,116 and result in the issuance of an additional 3,431,729 shares of common stock.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the OTC Market, Inc.’s OTCQB. Trading in our common stock has demonstrated wide ranges of volume, and the market price has been volatile. The closing price reported as of March 6, 2014, the latest practicable date, was $0.15 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Item 2 Properties

We do not own any real property and lease our two New Castle, PA facilities. The terms of the leases are set forth above in Item 1. Business (Description of Properties).

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

Not Applicable.

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock trades on the OTCQB under the symbol “AXPW”.  Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
First Quarter 2012	$0.64	$0.28
Second Quarter 2012	$0.47	$0.30
Third Quarter 2012	$0.36	$0.25
Fourth Quarter 2012	$0.34	$0.20
First Quarter 2013	$0.38	$0.27
Second Quarter 2013	$0.29	$0.14
Third Quarter 2013	$0.20	$0.12
Fourth Quarter 2013	$0.14	$0.10

On March 6, 2014, the sale price for our common stock as reported on the OTCQB was $0.15 per share.

Securities outstanding and holders of record

On December 31, 2013 there were 392 shareholders of record for our common stock and 180,401,405 shares of our common stock outstanding.

Dividends

We have never paid dividends.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information: The following table provides summary information on our equity compensation plans as of December 31, 2013:

Equity Compensation Plan Category	Number of shares Issuable on exercise of Outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Compensation plans approved by stockholders
2004 Directors’ Option Plan	1,222,847	$0.69	1,777,153

Compensation not approved by stockholders
2010 Employees and Officers Stock Option Plan	3,969,293	$1.71	2,030,707
Total equity awards	5,192,140	$1.22

The 2004 Directors’ Option Plan is an equity compensation plan and the 2010 Employees and Officers Stock Option Plan are unqualified plans. On December 18, 2013, the board of directors amended both plans and ratified the changes on March 19, 2014, to increase the authorized shares for each plan to 3,000,000 shares and 6,000,000 shares, respectively. For certain positions, the Company enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements, the accompanying consolidated financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The three most significant financial metrics for our business during the first two years of our initial commercialization phase have been:

•	Revenue growth of our PbC technologies.

•	Extracting an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).

•	Ensuring we have sufficient capital to fund our short and long-term business requirements.

We will continue to characterize and perfect our products through working with certain prospective customers in a number of projects as we move into full commercial production. While the results of this work are moving toward that goal, we cannot provide assurances that the products will be successful in their present design or that further R&D will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our PbC technology.

We must continue to improve methodologies for manufacturing carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercialize our PbC products in large quantities.

Financing Activities

On February 3, 2012, the Company completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds were approximately $8.6 million after the expenses of the offering and placement fees. In May 2013, we entered into a $9.0 million private placement of senior and $1.0 million subordinated convertible notes for which we received approximately $2.76 million in net proceeds at closing from the senior convertible note, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000 in related expenses were paid out of the proceeds at closing. Also at closing, $6.0 million was placed into a restricted account; amounts are being released from the account for the Company’s use in 12 equal monthly installments. At each Funds Release, we receive approximately $460,000 in net proceeds, after deducting our placement agent’s fee of $40,000. With respect to the subordinated convertible notes, we received the entire $1.0 million principal amount at closing.

Award Activities: Grants and Contracts

The $298,605 solar energy program grant from the Pennsylvania Department of Community and Economic Development was completed during 2011. Final payment of $41,171 was received in May 2012.

In May 2012, the Company was awarded a $150,000 Phase I grant from the U.S. Department of Energy to fund a commercialization plan for the use of its PbC batteries in a “low-cost, high-efficiency” dual battery architecture for micro-hybrid vehicles. We completed a substantial amount of work on this program in 2012 and successfully completed review of that work and of our overall program. We completed billing on this grant and received all monies in January of 2013.

There was no other grant activity in 2013.

Results of Operations

Our strategy has been to utilize traditional production to train our work force, test our systems and incorporate quality improvements that we believe will ultimately benefit future PbC production. We continued that strategy in 2013. Throughout 2013, we have made continuous improvements in the operating software and equipment for our automated robotic electrode production line. These changes have improved the throughput and consistency of the processes and the line currently provides us more than enough capacity for our short to mid-term needs.

We completed our “continuous roll carbon sheeting” line in the first quarter of 2013 and began producing carbon sheeting for our PbC batteries. Production of carbon sheeting is the last step in automating our negative carbon electrode manufacturing and demonstrates an incrementally significant event in terms of commercial production. Completion of this line brings us quality control, meaningful production quantities (this line currently outpaces the full electrode production line while utilizing one shift) and significant labor cost reduction. A crew of two running this line can produce more carbon sheet product than could our previous crew of ten operating a manual process. In addition, utilizing this line has resulted in no loss of carbon sheet “energy capacity”. In fact it has resulted in a modest gain due in part to the more uniform disbursement of activated carbon in the sheet. Initial quantities of waste created by the process have also been reduced. The obvious result of commissioning this line is an improved product at a reduced unit cost.

Work continues with the vehicle manufacturers of micro-hybrid vehicles that we have been working with for the past several years. Serious discussions, and the exchange of test results, continue with vehicle manufacturers regarding partnering with them on advanced stage testing of a two battery system. As we have previously reported, the interest of several OEMs has been fueled by our White Paper that highlights the importance of “charge acceptance” in battery products designed for the micro hybrid and stop/start markets.

Our onsite PowerCube project continues to respond to signals from the grid in conjunction with our partnership arrangement with Viridity and PJM. There is a high interest level in our PowerCube technology for several applications. In addition to demonstrating dispatchable power, we will be proving out the PowerCube’s ability to provide power quality, back- up power, power smoothing, frequency regulation, and load leveling. Our .5MW PowerCube is a building block size unit that can easily be scaled up or down.

We continue to evaluate the market for smaller PowerCubes for residential and community storage and larger PowerCubes for utilities, oil rigs and other larger applications such as solar and wind.

Other highlights for 2013 included:

•	In November 2013, we announced that the Company had received a purchase order, along with a substantial down payment, for a PowerCube to be commissioned into a solar project. The Cube will provide storage for energy created by the solar panel system and also service the frequency regulation market. The order includes batteries, racks, wiring, data communication system and electronics coordination (electronics and power system to be provided by Owner). The project has been in development for some time and the Company shipped the equipment to the site in the fourth quarter of 2013. The solar panel installation is behind schedule due to this year’s weather patterns in the northeast, but the installation is expected to be completed in the second quarter of 2014.

•	Subsequently, in the first quarter of 2014, as part of our growing relationship with the New Jersey integrator of our PowerCube, we visited the solar project site to inspect the progress made to date. Although the solar portion of the project has been slowed by weather conditions, the racking system and the PbC batteries have been installed in their permanent location and all related wiring has been completed. When the solar panel work and the bi-directional inverter hook up is completed, probably by mid-second quarter 2014, we will qualify the Reg. D signal (a couple of days). Once qualified, the PowerCube will begin participating full time in the PJM network at a full 500kw up and 500kw down. Having the New Jersey PowerCube project online is a further 'proof in market' validation for our technology and for our model and is one more important data point for the potential multi MW customer groups with whom we are currently in various stages of negotiation. Based on our model, and past PJM records, this .5MW installation will provide the Owner more than $9,000 per month (net after expenses). This attractive ROI and IRR are major points of focus in our go forward marketing plan for our PowerCubes. And this revenue is in addition to the storage and emergency back up the PowerCube will provide.

•	In September 2013, we announced that we believe the PowerCube energy storage system would qualify as a potential provider in the new California proposed state mandate calling for the creation of 1.3 gigawatts of energy storage to support the state's power grid by 2020 (and beginning in 2014). Axion has initiated discussions and will be entertaining proposals from potential strategic partners as we explore the best business and technology combination packages for pursuing the California energy storage initiative. Our initiative gained further traction with the September 3, 2013 announcement by the California Public Utilities Commission (CPUC) calling for the establishment of a new regulatory regime that enables utilities, third-party storage providers like Axion and others to integrate their assets and technologies to create and operate an energy storage system connected to the state's power grid. The CPUC's proposal is a response to a 2010 California law that mandated the creation of an energy storage system that integrates solar and wind energy into the state power grid while managing peak power needs.

•	In July 2013, we announced the receipt of an order from privately held ePower Engine Systems LLC, headquartered in Florence KY. The order is for PbC batteries and management systems required to convert ten (10) Class 8 trucks from standard internal combustion engines (ICE) to 'series diesel electric hybrid drive train systems' utilizing ePower's proprietary technology (the 'System'). This purchase order is a follow on order between Axion and ePower and further validates the performance of the PbC batteries in this hybrid application. At ePower's current specifications, each conversion kit System would require 56 PbC batteries and the PbC battery management system (BMS). Axion values each potential truck conversion battery order at in excess of $20,000. The batteries and BMS will not only be utilized in ePower’s in house truck conversions but they will also make up part of the conversion kits, which ePower will market to fleets, trucking firms and OEMs that are in the business of retrofitting Class 8 trucks and beyond. Axion will also be free to market PbC batteries and technologies to others in the trucking market.

•	In an event subsequent to year end, in February of 2014 we appointed Dr. James Smith to a position of consultant to the company and liaison to ePower. Dr. Smith previously owned, and was directly involved in, a Class 8 trucking business for more than 20 years. This appointment further demonstrates our commitment to the ePower series hybrid initiative and underscores our recognition of the tremendous revenue opportunity this market offers to our PbC battery product. ePower has continued their progress in improving fuel economy, on a miles per gallon basis, over and above their promising early test results. Their system will also significantly reduce emissions of all types, which meshes well with the US government's newly announced emphasis in this area. Dr. Smith, in his new position, will be spending time at Axion and at ePower.

•	In January 2013 we announced that our Residential Energy Storage Hub ("HUB"), had achieved certification to UL1741, IEEE 1547 and Canadian Standards Association (CSA) safety standards. The certification effectively allows the HUB to be marketed and installed throughout North America. The UL 1741 Standard covers converters, inverters, controllers and interconnection system equipment for use with distributed energy resources. The Residential Energy Storage Hub offers secure home power for the residential market segment including uninterruptible power capabilities, as well as an ability to store energy from renewable sources or from the electric grid. The HUB also protects a residence's electrical circuitry, prioritizes its circuits and has the ability to be grid-connected so that, either on a regular or occasional basis, the homeowner – through a group - can participate with a local utility in demand-response and/or power curtailment.

•	In January 2013, we announced the completion and shipment of our high-performance PbC batteries to Norfolk Southern Corp. (NS), one of North America's leading transportation providers, for use in Norfolk Southern's first all-electric locomotive - the NS-999. Axion Power shipped the last skids that comprised this battery order to NS in late December for use in powering the NS-999 "yard switcher" locomotive. The switcher functions in the train yard where its responsibilities include moving rail cars and assisting in disassembling and assembling various train configurations. In parallel, Axion and Norfolk Southern continue to participate in the development of an energy system for "over the road" hybrid locomotives that will be much more powerful units that would require significantly more batteries.

Overview

Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is a company whose primary purpose is to develop, design, manufacture, source related components and sell advanced energy storage devices and components that are based on our patented PbC Technology. Net sales are derived from the sale of lead-acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead-acid batteries; sales of PbC batteries and PbC energy storage components, devices and systems. Advanced batteries using our PbC technology are manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode and have application in virtually all energy system storage functions. It is the Company’s long term goal to become a primary supply source of PbC negative electrodes to established battery manufacturers.

•	Our primary activity is the development, design, manufacture, sourcing and marketing of advanced energy storage devices, components and systems that are primarily based on our patented PBC technology.

•	Net sales are derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries: sales of PbC batteries and PbC energy storage components and devices and from the sales of products and services related to advanced battery applications for our PbC technology.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Idle capacity expenses for the year ended December 31, 2013 was $1,758,407. The Company has reclassified amounts identified as “idle capacity” for the year ended December 31, 2012 of $1,534,138 and has reclassified that expense as part of cost of sales.

•	Research and development expenses (‘R&D”) include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included in R&D are materials consumed in the production of pilot plant production and our engineering activities

•	Selling, general and administrative expenses include business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

Results of Operations

Summarized selected statement of operations data for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Net Sales	$10,187,362	$9,779,711
Cost of tangible goods sold	10,219,654	9,840,755
Cost of goods sold – idle capacity	1,758,407	1,534,138
Gross Profit	(1,790,699)	(1,595,182)

Research and development	2,171,954	2,552,581
Selling, general and administrative	4,591,054	4,404,040
Other (income) expense	(322,683)	(1,490)
Operating loss	(8,231,024)	(8,550,313)

Change in value of senior warrants, gain	(2,419,568)	-
Change in value conversion feature senior notes, gain	(1,511,968)	-
Debt discount amortization expense	3,771,948	-
Interest expense, note payable	19,405	17,594
Extinguishment los on senior notes conversion	1,957,689	-
Derivative revaluations (gain) loss	(1,217)	(14,626)
Interest on convertible notes	1,915,725	-
Net income (loss)	$(11,963,038)	$(8,553,281)

Reconciliation of net loss to EBITDA

	2013	2012
GAAP net (loss)	$(11,963,038)	$(8,553,281)
Plus: Interest expense	19,405	17,594
Depreciation expense	1,505,944	1,320,594
Stock based compensation	201,757	445,966
Derivative revaluations (income)	(1,217)	(14,626)
Change in value senior warrants, gain	(2,419,568)	-
Change in value, conversion feature senior notes, gain	(1,511,968)	-
Debt discount amortization expense	3,771,948	-
Extinguishment loss on senior notes conversion	1,957,689	-
Interest on convertible debt	1,915,725	-
EBITDA (1)	$(6,523,323)	$(6,783,753)

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

Summary of Consolidated Operating Results for the Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

Net Sales

Net sales for the year ended December 31, 2013 were $10.2 million compared to $9.8 million for the same period in 2012. We had one customer that accounted for 84.5% of sales in 2013 and one customer that accounted for 80.7% of sales in 2012. The increase in net sales in 2013 compared to 2012 is due to a general increase in customer demand for our products.

Cost of Tangible Goods Sold

Cost of tangible goods sold for the year ended December 31, 2013 were $10.2 million compared to $9.8 million for the same period in 2012. The increase in tangible goods sold resulted primarily from an increase in the related product sales.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity for the year ended December 31, 2013 was $1.8 million compared to $1.5 million for the same period in 2012. The increase in cost of goods sold – idle capacity, resulted primarily from an increase in non-direct manufacturing costs.

Gross Profit

Gross loss for the year ended December 31, 2013 was $(1.8) million. Gross loss for the year ended December 31, 2012 was $(1.6) million.

Research and Development

Research and development expenses for the year ended December 31, 2013 were $2.2 million compared to $2.6 million for the same period in 2012, due mainly to a reduction in contract research & development costs.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2013 were $4.6 million compared to $4.4 million for the same period in 2012. The change was due mainly to increases in general administrative costs, legal and directors fees.

Other Income

Other income for the year ended December 31, 2013 was $0.3 million compared to $0.0 million for the same period in 2012. The increase was due primarily from the sale of tax credits and a sales tax refund.

Operating Loss

The resulting operating loss for the year ended December 31, 2013 was $(8.2) million compared to $(8.6) million for the same period in 2012.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through December 31, 2013, we have not generated revenue from operations that was significant enough to produce an operating profit.

We believe that the currently available funds at December 31, 2013, which includes the net remaining amount available in the restricted cash account and funds generated from products sales will provide sufficient financial resources for our operations, working capital and will fund our anticipated continued growth of sales in traditional batteries and PbC products and maintain our anticipated capital expenditures into the fourth quarter of 2014.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and corporate operations through the fourth quarter of 2014. No assurances can be given that the Company will be successful in arranging the further funding needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Cash, Cash Equivalents, and Working Capital

At year end December 31, 2013 we had cash and cash equivalents of $1.2 million. At year ended December 31, 2012 we had $2.0 million of cash and cash equivalents.  At December 31, 2013 working capital was $4.5 million compared to a working capital of $4.8 million at December 31, 2012. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

Cash Flows from Operating Activities

In 2013, $6.2 million was used for operating activities. Of the net cash used in 2013, $5.8 million was used to fund the operations of the business while $0.4 million was generated from changes in operating assets and liabilities. Of the net cash used of $7.7 million in 2012, $6.8 million was used to fund the operations of the business while $0.9 million was used to fund changes in operating assets and liabilities

Cash Flows from Investing Activities

Net cash used by investing activities for year ended December 31, 2013 was $0.2 million compared to net cash used by investing activities of $0.9 million for the same period in 2012. Investing activities were primarily for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $5.6 million compared to net cash provided by financing activities of $8.5 million for the same period in 2012. Cash from financing activities is being used to fund ongoing operational requirements, research & development, administrative and capital needs.

Significant Financing Arrangements

On May 8, 2013 we entered into a private placement transaction with respect to the issuance of $9.0 million principal amount of Senior Convertible Notes and $1.0 million principal amount of Subordinated Convertible Notes.

Description of the Private Placement and Convertible Notes

$9 Million Financing Transaction

On May 7, 2013 (“Closing”), we entered into a financing transaction for the sale of our Senior Convertible Notes (“Senior Convertible Notes”) and warrants issued by us in connection therewith (“Senior Warrants”) with gross proceeds of $9 million to us. On Closing, we received cash proceeds of $3 million and deposit an additional $6 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Senior Convertible Notes or (ii) otherwise, as follows: $500 thousand on each 30 day anniversary of the Effective Date commencing on the 60th day after the Effective Date until there are no more funds in the control accounts (each, a “Funds Release”).

We received approximately $2.76 million in net proceeds at Closing, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, were approximately $100,000, which expenses were paid out of the proceeds at Closing. At each Funds Release, we received approximately $460 thousand in net proceeds, after deducting our placement agent’s fee of $40,000.

Securities Purchase Agreement

The Senior Convertible Notes and Senior Warrants were issued pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) among us and the Investors. The Purchase Agreement provided for the sale of the Senior Convertible Notes and Senior Warrants for gross proceeds of $9 million to us.

Senior Convertible Notes

Ranking

The Senior Convertible Notes are senior unsecured obligations of the Company, subject only to certain secured obligations of the Company for up to a maximum of $1 million of government issued indebtedness for purchase of plant and machinery and other purchase money financing for property, plant and equipment.

Maturity Date

Unless earlier converted or redeemed, the Senior Convertible Notes mature 21 months from the Closing (“Maturity Date”), subject to the right of the investors to extend the date (i) if an event of default under the Senior Convertible Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Senior Convertible Notes and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

Interest

The Senior Convertible Notes bear interest at the rate of 8% per annum and are compounded monthly, on the first calendar day of each calendar month. The interest rate will increase to 18% per annum upon the occurrence and continuance of an event of default (as described below).

Interest on the Senior Convertible Notes is payable in arrears on each Installment Date (as defined below). If a holder elects to convert or redeem all or any portion of a Senior Convertible Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Senior Convertible Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable.

Conversion

All amounts due under the Senior Convertible Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a fixed conversion price, which is subject to adjustment as described below. The Senior Convertible Notes are initially convertible into shares of our common stock at the initial price of $0.264 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and “full ratchet” antidilution provisions.

Payment of Principal and Interest

We have agreed to make amortization payments with respect to the principal amount of each Senior Convertible Note in shares of our common stock, subject to the satisfaction of certain equity conditions, or at our option, in cash on each of the following installment dates:

•	the twenty-third trading day after the earlier of:

•	the initial effective date of a registration statement filed in connection with this offering or

•	October 1, 2013; the first trading day of the calendar month immediately following the initial installment date (or if such date is less than twenty trading days after the initial installment date, the second calendar month immediately following the initial installment date to the extent); and then each month through and including the Maturity Date, each in an amount equal to 1/9 of the principal amount of each Senior Convertible Note.

The holder of each Senior Convertible Note agrees that, with respect to shares of our common stock received in payment of a Senior Convertible Note as described above, to not sell shares of our common stock during any trading day in an amount, in the aggregate, exceeding 15% of the composite aggregate share trading volume of the common stock measured at the time of each sale of securities during such trading day.

Acceleration and Deferral of Amortization Amounts

During each period after an installment date and prior to the immediately subsequent installment date, a holder may elect to accelerate the amortization of a Senior Convertible Note at the applicable amortization conversion price for such prior installment date, if either:

•	in the aggregate, all such accelerations in such period does not exceed the sum of two (2) other installment amounts (or, if the Company has delivered shares of Common Stock in satisfaction of the entire installment amount of such installment date, one (1) other installment amount),

•	no more than five (5) separate accelerations have been consummated in such period, or

•	such holder has not accelerated any portion of any installment amount in six (6) prior periods.

The holder of a Senior Convertible Note may, at the holder’s election by giving notice to us, defer the payment of the installment amount due on any installment dates, in whole or in part, to another installment date, in which case the amount deferred will become part of such subsequent Installment Date and will continue to accrue interest.

Events of Default

The Senior Convertible Notes contain standard and customary events of default including but not limited: (i) failure to register our Common Stock within certain time periods; (ii) failure to make payments when due under the Senior Convertible Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, each holder may require us to redeem all or any portion of the Senior Convertible Notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of Common Stock then issuable upon conversion of the Senior Convertible Note.

Fundamental Transactions

The Senior Convertible Notes prohibit us from entering into specified transactions involving a change of control, unless the successor entity assumes in writing all of our obligations under the Senior Convertible Notes under a written agreement.

In the event of transactions involving a change of control, the holder of a Senior Convertible Note will have the right to require us to redeem all or any portion of the Senior Convertible Note it holds (including all accrued and unpaid thereon) at a price equal to the greater 125% of the amount of the Senior Convertible Note being redeemed and the intrinsic value of the shares of Common Stock then issuable upon conversion of the Senior Convertible Note being redeemed.

Limitations on Conversion and Issuance

A Senior Convertible Note may not be converted and shares of common stock may not be issued under the Senior Convertible Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each holder’s option, the Senior Convertible Note Blocker may be raised or lowered to any other percentage not in excess of 9.99%, except that any raise will only be effective upon 61-days’ prior notice to us.

Senior Warrants

The Senior Warrants entitle the holders of the Senior Warrants to purchase, in aggregate, 17,281,107 million shares of our common stock. The Senior Warrants will not be exercisable until the six month anniversary of the Closing and will expire 5 years from the date of first exercise. The Senior Warrants are initially exercisable at an exercise price equal to $0.302, subject to certain adjustments.

The Senior Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Senior Warrants, the Senior Warrants may be exercised on a cashless basis.

The exercise price of the Senior Warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the Senior Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment where if we issue or are deemed to have issued securities at a price lower than the then applicable exercise price.

Limitations on Exercise

The Senior Warrants may not be exercised if, after giving effect to the exercise, the holder of the Senior Warrant together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each holder’s option, the warrant blocker applicable to the exercise of the Senior Warrants may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to us.

Fundamental Transactions

The Senior Warrants prohibit us from entering into specified transactions involving a change of control, unless the successor entity assumes all of our obligations under the Senior Warrants under a written agreement before the transaction is completed. When there is a transaction involving a permitted change of control, a holder of a Senior Warrant will have the right to require us to repurchase the holder’s Senior Warrant for a purchase price in cash equal to the Black Scholes value (as calculated under the Senior Warrants) of the then unexercised portion of the Senior Warrant.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement with the Holders as of the date of Closing. Under this Agreement, the Company has agreed to register 125% of the shares issuable under the Notes and 100% of the shares issuable under the Senior Warrants, with filing to occur no later than 20 days of the Closing and with effectiveness to occur no later than 75 days of the Closing. If we are unable to meet either of these deadlines, we may be required to pay certain cash damages under the Registration Rights Agreement or, with the passage of additional time, an Event of Default under the Notes may occur.

$1 Million Financing Transaction

Simultaneously with the Closing of the $9 million financing transaction, the Company sold $1 million principal amount of Subordinated Convertible Notes to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Convertible Notes did not carry any additional fees and expenses, so the entire $1 million investment netted to the Company. The Subordinated Convertible Notes are subordinated in right of repayment to the Convertible Notes to the Company and mature 91 days subsequent to the Maturity Date of the Convertible Notes. The Subordinated Convertible Notes bear interest at the rate of 8% per annum which shall accrue. Once 2/3 of the Senior Convertible Notes have been repaid, then the Subordinated Convertible Notes may be converted and/or prepaid in cash or in shares so long as there is no Event of Default with respect to the Convertible Notes and all Equity Conditions of the Senior Convertible Notes are met. The conversion price for the Subordinated Convertible Notes is $0.264 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,920,123 shares of Company common stock. Each warrant has an exercise price of $0.302 per share.

On February 3, 2012, we completed a registered direct common stock offering at a price of $0.35 per share. This straight equity transaction, at a 10% discount to market based on trailing average, provided total gross proceeds of $9.4 million and net cash proceeds of $8.6 million to us after allowing for placement fees and expenses of the offering.

The “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” section of this Annual Report discusses our consolidated financial statements, which have been prepared in accordance with GAAP. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Derivative Financial Instruments:  The Company’s objective in using derivative financial instruments is to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of derivative liabilities is calculated using either the Black-Scholes-Merton method or the Monte Carlo simulation model where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as income or expense in the consolidated statement of operations and comprehensive loss.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for changes in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and composition to determine appropriate reserve levels.

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment is generally received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2013.

Cost of Sales-Idle Capacity: Idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts per day, five days per week, which is lower than our actual costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses for the year ended December 31, 2013 are $1,758,407. The Company has reclassified amounts identified as “idle capacity” for the year ended December 31, 2012 of $1,534,138 and has reclassified that the expense as part of cost of sales. The year over year increase is due to higher material and labor costs and a year-end lower of cost and market adjustment to inventory.

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

Item 8   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Axion Power International, Inc.

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. Axion Power International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 31, 2014

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Cash and cash equivalents	$1,169,093	$2,004,391
Restricted cash	3,780,341	-
Accounts receivable, net	562,583	771,410
Other current assets	281,055	194,975
Inventory, net	2,250,637	2,838,791
Total current assets	8,043,709	5,809,567

Property & equipment, net	6,698,536	7,963,041
Other receivables	29,000	41,000
Total assets	$14,771,245	$13,813,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$420,337	$581,503
Other liabilities	352,857	305,510
Note payable	104,777	113,921
Accrued interest convertible notes	52,001	-
Subordinated convertible notes, net of discount	583,574	-
Senior convertible notes, net of discount	2,046,948	-
Total current liabilities	3,560,494	1,000,934

Deferred revenue	922,362	1,262,295
Note payable	219,722	331,247
Derivative liability senior warrants	518,433	-
Derivative liabilities	-	1,217
Total liabilities	5,221,011	2,595,693

Stockholders' equity
Convertible preferred stock-12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding	-	-
Common stock-350,000,000 shares authorized $0.0001 par value
180,401,405 issued & outstanding (113,260,006 in 2012)	18,039	11,326
Additional paid in capital	106,302,018	96,013,439
Retained Earnings(Deficit)	(96,518,212)	(84,555,174)
Cumulative foreign currency translation adjustment	(251,611)	(251,676)
Total stockholders' equity	9,550,234	11,217,915

Total liabilities & stockholders’ equity	$14,771,245	$13,813,608

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012
Net sales	$10,187,362	$9,779,711

Cost of tangible goods sold	10,219,654	9,840,755
Cost of goods sold – idle capacity	1,758,407	1,534,138
Gross profit	(1,790,699)	(1,595,182)

Research and development	2,171,954	2,552,581
Selling, general and administrative	4,591,054	4,404,040
Other (income) expense	(322,683)	(1,490)
Operating loss	(8,231,024)	(8,550,313)

Change in value of senior warrants, gain	(2,419,568)	-
Change in value conversion feature senior notes, gain	(1,511,968)	-
Debt discount amortization expense	3,771,948	-
Interest expense, note payable	19,405	17,594
Extinguishment loss on senior notes conversion	1,957,689	-
Derivative revaluations (gain) loss	(1,217)	(14,626)
Interest on convertible notes	1,915,725	-
Loss before income taxes	(11,963,038)	(8,553,281)

Income taxes	-	-
Net Loss	(11,963,038)	(8,553,281)

Foreign Translation Adjustment	65	(4)
Comprehensive Income/(Loss)	$(11,962,973)	$(8,553,285)

Basic and diluted net loss per share	$(0.09)	$(0.08)

Weighted average common shares outstanding	127,351,677	110,689,664

The accompanying notes are an integral part of these consolidated financial statements

  AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
Operating Activities

Net Loss	$(11,963,038)	$(8,553,281)
Adjustments to reconcile deficit accumulated for noncash items
Depreciation expense	1,505,944	1,320,594
Derivative revaluations (gain) loss	(1,217)	(14,626)
Change in value senior warrants, gain	(2,419,568)	-
Change in value conversion feature senior notes, gain	(1,511,968)	-
Debt discount amortization expense	3,771,948	-
Interest accrued, senior convertible notes paid in common stock	1,180,870	-
Debt discount amortization expense on subordinated note	81,368	-
Extinguishment loss on senior notes conversion	1,957,689	-
Amortization deferred finance costs	601,486	-
Stock based compensation expense	201,757	445,966

Changes in operating assets & liabilities
Accounts receivable	208,827	-
	-	(462,053)
Other receivables	-	140,389
Other current assets	(19,150)	(27,673)
Inventory, net	588,154	(121,618)
Accounts payable	(161,166)	61,145
Other current liabilities	43,507	(141,742)
Accrued interest	52,001	-
Deferred revenue	(339,933)	(311,667)
Cash (used) by operating activities	(6,222,489)	(7,664,566)

Investing Activities
Other receivables	12,000	12,000
Capital expenditures	(241,439)	(866,472)
Net cash used by investing activities	(229,439)	(854,472)

Financing Activities

Repayment of note payable	(120,670)	(99,089)
Proceeds from senior and subordinated convertible notes	10,000,000	-
Net proceeds from sale of common stock		8,634,881
Payment of debt issuance costs	(482,424)	-
Amount deposited into restricted cash account	(3,780,341)	-
Net cash provided (used) by financing activities	5,616,565	8,535,792

Net change in cash and cash equivalents	(835,363)	16,758
Effect of exchange rate on cash	65	(4)
Cash and cash equivalents - beginning	2,004,391	1,987,637
Cash and cash equivalents - ending	$1,169,093	$2,004,391

Supplemental Schedule of Non Cash Investing and Financing Activities:

Common stock issued for principal payments on senior notes $6,275,000
Warrants issued for placement agent fees $172,804

The accompanying notes are an integral part of these consolidated financial statements

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity

For Periods Ended December 31, 2013 and 2012

	Common
	Shares	Common Stock Amount	Additional Paid- In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (loss)	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2011	85,531,114	$8,552	$86,953,180	$(76,001,893)	$(251,672)	$10,708,167
Proceeds from common stock offering-net of costs	27,651,870	2,766	8,632,115			8,634,881
Stock based compensation	77,022	8	428,144			428,152
Net Loss				(8,553,281)		(8,553,281)
Other comprehensive income (loss):						-
Foreign currency translation adjustment					(4)	(4)
Comprehensive Loss						(8,553,285)
Balance at December 31, 2012	113,260,006	11,326	96,013,439	(84,555,174)	(251,676)	11,217,915

Stock issuances related to senior convertible notes	67,006,417	6,700	9,667,838			9,667,638
Beneficial conversion feature associated with subordinated notes			246,212			246,212
Placement agent fees			172,785			172,785
Stock based compensation	134,982	13	201,744			201,757
Net loss				(11,963,038)		(11,963,038)
Other comprehensive income (loss):
Foreign currency translation adjustment					65	65
Comprehensive loss						(11,962,973)
Balance at December 31, 2013	180,401,405	$18,039	$106,302,018	$(96,518,212)	$(251,611)	$9,550,234

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

Note 2 — Accounting Policies

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013 and 2012. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:   The Company considers those short-term, highly liquid investments to be cash or cash equivalents. Our investment policy is that we only invest cash in U.S. Government Treasuries with original maturities of six months or less.

Accounts Receivable and Concentration of Credit Risk: The Company records its accounts receivable net of any allowance for doubtful accounts. The Company manages its credit risk exposure and establishes an allowance for doubtful accounts for accounts that are deemed at risk for collection. When management determines that an account is uncollectible, it is written off against the related allowance. An allowance in the amount of $10,500 was established as of December 31, 2013 compared to no allowance for the year ended December 31, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of inventory at December 31, 2013 and 2012 is as follows:

	2013	2012
Raw materials	$1,073,034	$945,763
Work in process	1,235,029	1,677,605
Finished goods	163,228	471,935
Inventory reserves	(220,654)	(256,512)
	$2,250,637	$2,838,791

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

A summary of property and equipment at December 31, 2013 and 2012 is as follows:

	Estimated useful life	2013	2012
Construction in progress		$434,082	$476,257
Leasehold improvements	Lesser of lease term or 10 years	530,091	382,680
Machinery & equipment	3-22 years	11,323,042	11,186,840
Less accumulated depreciation		(5,588,679)	(4,082,736)
Net		$6,698,536	$7,963,041

Depreciation expense was $ 1,505,944 and $1,320,594 for the years ended December 31, 2013 and December 31, 2012, respectively.

Certain of our machinery and equipment amounting to $1,582,111 are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing. The initial loan proceeds in the amount of $776,244 were received by us on September 14, 2009. The proceeds of the loan were used to defray part of the cost of equipment purchased for use at our Green Ridge Road and Clover Lane facilities. The loan bore an interest at the rate of 3% interest per annum and payable in equal monthly installments of principal and interest over a period of seven years, maturing on October 1, 2016.  Effective October 23, 2013, the interest rate was increased to 5.25% as Axion was unable to achieve the required headcount in order to maintain the lower interest rate. The 5.25% interest rate will continue through the remainder of the loan.

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on undiscounted future cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. There was no impairment loss recorded for the years ended December 31, 2013 and December 31, 2012.

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes-Merton or Monte Carlo simulation model method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives. (See Footnote 3)

Certain warrants classified as derivatives at year end December 31, 2012 expired during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise partial or full payment.is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s designated delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days. To date, our warranty exposure on these battery products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There were no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2013.

Cost of Sales - Idle Capacity: Idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts per day, five days per week, which is lower than our actual costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses for the year ended December 31, 2013 are $1,758,407. The Company has reclassified amounts identified as “idle capacity” for the year ended December 31, 2012 of $1,534,138 and has reclassified the expense as part of cost of sales. The year over year increase is due to higher material and labor costs and a year-end lower of cost and market adjustment to inventory.

Grants: The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as a reduced depreciation expense. The Company records government grants receivable in the consolidated balance sheets in other receivables. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2013, the liability for deferred revenue was $ 922,362 and there are no grant receivables at either December 31, 2013 or December 31, 2012. During the year 2013, $339,934 of income was recorded for the amortization of deferred revenue compared to $338,562 during 2012.

Stock based Compensation: Stock-based compensation related to employees and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and comprehensive loss is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

 Income Taxes: Deferred income taxes are recorded in accordance with FASB ASC 740, “Income Taxes”, and deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. FASB ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carry forwards. The Company has determined it is more likely than not that the deferred tax asset resulting from these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on actual results and the mix of income or loss in domestic and foreign tax jurisdictions in which operations take place. The provision for taxes represents corporate-level franchise taxes which may be based on assets, equity, capital stock or a variation thereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Recently Issued Accounting Pronouncements: During the year ended December 31, 2013, the Company has conformed its presentation of results of operations, in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in a single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized.

There are no new accounting standards if adopted that would have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3. — Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes (the “Senior Notes”) due on February 8, 2015 and warrants (the “Senior Warrants”) to various institutional investors (“Investors”). At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6,000,000 balance of the gross proceeds from the sale of Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts are permitted (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the effective date until there are no more funds in the control accounts.  The Senior Notes and Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of December 31, 2013, we have received one $2,000,000 funds release and an additional $212,500 due to accelerated note conversions by two investors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Warrants

The Warrants entitle the holders to purchase, in the aggregate, 17,281,107 shares of common stock. The Warrants were exercisable beginning November 8, 2013 and will expire 5 years from the Closing Date. The Warrants are initially exercisable at an exercise price equal to $0.302, subject to certain adjustments.

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

Accounting for the Conversion Option and Warrants

The Company first considered whether the Senior Notes met the criteria under ASC 480-10-25-14 to be recorded as a liability and determined that, due to the Senior Note’s differing potential settlement features, it did not meet the criteria. The Company next considered whether the conversion option met the definition of a derivative, requiring it to be bifurcated and recorded as a liability. Pursuant to ASC 815-40, due to full-ratchet down-round price protection on the conversion price of the Senior Notes and the exercise price of the Warrants, the Company determined that the conversion features of the Senior Notes and the exercise price of the Warrants, the Company determined that the conversion features of the Senior Notes and the exercise price of the Senior Warrants, the Company determined that the conversion features of the Senior Notes and the exercise features of the Senior Warrants are not indexed to the Company’s owned stock and must be recognized separately as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the Senior Notes have been fully paid or converted and the Senior Warrants fully exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The conversion feature of the Senior Notes was valued using the Monte Carlo simulation model under the following assumptions; (i) expected life of 0.9 years, (ii) volatility of 60%, (iii) risk-free interest rate of 0.10% and (iv) dividend rate of 0.  The Senior Warrants were also valued using the Monte Carlo simulation model, under the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk-free interest rate of 0.75%, and (iv) dividend rate of zero.   The initial fair values of the conversion feature and the warrants were estimated to be $2.9 million and $1.5 million, respectively, totaling $4.4 million.  This amount was recorded as debt discount on May 8, 2013 and is being amortized over the term of the Senior Notes using the effective interest method. In addition, debt issuance costs totaling $494,500 are being amortized over the term of the note using the effective interest method.

As of December 31, 2013, the conversion feature was valued at $32 and the Senior Warrants were valued at $518,433. The change in fair value of $3,931,535 million was recorded as a non-cash (gain) in change in value of these derivatives for the quarter ended December 31, 2013.  The Senior Warrants and the conversion feature of the Senior Notes are classified as a liability in the consolidated condensed balance sheet as follows:

	Warrants	Conversion Feature	Total
Original valuation – May 8, 2013	$2,938,000	$1,512,000	$4,450,000
Adjustment to fair value	2,419,567	1,511,968	3,931,535
Ending Balance-December 31, 2013	$518,433	$32	$518,465

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to December 31, 2013 with shares of the Company’s common stock.  As of December 31, 2013, the Company issued 61,385,008 shares of common stock at a weighted average conversion price of $0.1081 for the first $5,750,000 in principal and $1,180,870 of interest. In addition, 5,621,411 shares were issued for accelerated conversions netted a release of $ 525,000. A loss on extinguishment was recognized in the amount of $1,957,689 for the difference between the installment amount and the fair value of the shares at the issuance date. As of December 31, 2013, the principal balance of the Senior Notes (net of discount) was as follows:

	Convertible Note	Debt Discount	Net Total
Original valuation – May 8, 2013	$9,000,000	$(4,450,000)	$4,550,000
Installation Payment in Shares	(6,275,000)	-	(6,275,000)
Amortization of debt discount	-	3,771,948	3,771,948
Ending balance-December 31, 2013	$2,725,000	$(678,052)	$2,046,948

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9 million principal amount Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $0.264 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,920,123 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $0.302 per share.

As the conversion feature of the Subordinated Notes and the related warrants were determined not to be derivative instruments, in accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), the Company first calculated the fair value of the warrants issued and then calculated the relative value of the note and determined that there was a beneficial conversion feature in the amount of $246,000. Conversion of the Subordinated Notes was conditioned upon 2/3 of the Senior Notes being repaid, and therefore the beneficial conversion feature was determined to be contingent and therefore not booked at the date of the issuance. At December 31, 2013, the contingency was met, and therefore, the beneficial conversion feature was recorded as additional debt discount net of $11,129 of amortization.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80% (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

The relative value of the warrants to the subordinated note was $263,000, which was the amount recorded as original debt discount.

The balance at December 31, 2013 related to the Subordinated Notes was comprised of:

Subordinated convertible notes payable, related and unrelated parties at May 8, 2013	$1,000,000
Unamortized debt discount	(416,426)
Ending balance at December 31, 2013	$583,574

Fair Value Disclosure

The Company has two Level 3 financial instruments, Senior Warrants and the conversion feature associated with the Senior Notes, which are both recorded at fair value on a periodic basis.  The Senior Warrants and the conversion feature are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model. As of December 31, 2013, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair
	Value	Level 1	Level 2	Level 3
Embedded note conversion feature	$32	-	-	$32
Warrant liability	$518,433	-	-	$518,433

Note 4 — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2013 the Company’s working capital was $4.5 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond September 30, 2014, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond September 30, 2014. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 5 — Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 350,000,000 shares of common stock and 12,500,000 shares of preferred stock. The number of authorized common shares was increased by 150,000,000 pursuant to the Shareholder meeting vote on September 26, 2013.

Common Stock:   At December 31, 2013, 180,401,405 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock:  The Company’s certificate of incorporation authorizes the issuance of 12,500,000 shares of blank check preferred stock. The Company’s board of directors has the power to establish the designation, rights and preferences of any preferred stock. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. At December 31, 2013 and 2012, no shares of Series-A Convertible Preferred stock were issued and outstanding.

Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2013 and 2012, with summary information on the various warrants issued by the Company in private placement transactions, warrants exercised to date, warrants that are presently exercisable and the current exercise prices of such warrants.

	2013		2012
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise Price
Warrants outstanding January 1	11,712,315	$0.83	11,896,070	$0.83
Granted during year	20,780,775	0.31	-	-
Exercised	-		-	-
Lapsed	(11,666,654)	0.83	(183,755)	2.35
Outstanding at December 31	20,826,436	$0.30	11,712,315	$0.83
Weighted average years remaining	4.3		0.30

As of December 31, 2013 there are 17,281,107 warrants classified as derivative liabilities relating to senior convertible notes issued on May 8, 2013, which were exercisable on November 8, 2013. For year ended December 31, 2012 there were 1,085,714 warrants classed as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the caption “change in value senior warrants gain” on the Consolidated Statements of Operations and Comprehensive Loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 6 – Equity Compensation

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

There are no incentive stock options outstanding at December 31, 2013.

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

On December 18, 2013, the Board of Directors amended the Axion Power International, Inc. independent director’s stock option plan and ratified the changes March 18, 2014, to increase the number of shares of common stock available thereunder from 1,000,000 shares to 3,000,000 shares.

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

During 2013, the Company issued a total of 1,398,501 as follows: On September 26, 2013 the Company issued 498,501 options to one of its directors. The options will vest evenly at 166,167 per year over the next three years. These options are exercisable at a price of $0.12 per share, expiring five years from vest date and are valued at $37,836 utilizing the Black-Scholes-Merton option pricing model, with $9,964 recorded as compensation in 2013. During 2012 the Company issued 171,429 five year options to one of its directors, vesting one third per year over the next three years. These options are exercisable at a price of $0.35 per share, expiring five years from the vest date and are valued at $35,136 using the Black-Scholes-Merton option pricing model, with $6,832 recorded as compensation in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During 2013 the company also issued to one of its employees 900,000 options of which 120,000 vested immediately with 20,000 vesting per month through September 30, 2016. These options are exercisable at a price of $0.15 per share, expiring five years from vest date and are valued at $64,836 utilizing the Black-Scholes-Merton option pricing model, with $5,403 recorded as compensation in 2013.

Stock Options Held by Officers, Employees, and Consultants Not Approved by Stockholders:

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest rate %	Dividend Yield %	Expected Volatility %	Expected Life
2013	0.63	0.0	65.36	96 months
2012	0.42	0.0	61.12	96 months

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

The following table provides consolidated summary information on the Company’s stock option activity for the years ended December 31, 2013 and 2012.

		2013
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	4,076,145	$1.70	$0.56	3.8	$-
Granted	1,398,501	0.14	0.25	5.5	-
Exercised	-	-	-		-
Forfeited or lapsed	(282,506)	2.87	0.77		-
Options outstanding at December 31, 2013	5,192,140	$1.22	$0.46	3.7	$-
Options exercisable at December 31, 2013	3,431,729	$1.66	$0.58	2.6	$-

		2012
		Weighted Average
All Plan & Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	3,909,300	$1.85	$0.64	4.2	$-
Granted	536,429	1.13	0.15		-
Exercised	-
Forfeited or lapsed	(369,584)	2.45	0.82		-
Options outstanding at December 31, 2013	4,076,145	$1.70	$0.56	3.0	$-
Options exercisable at December 31, 2013	2,965,998	$1.90	$0.65	3.0	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table summarizes the status of the Company’s non-vested options:

All non-vested stock options as of December 31, 2013	Shares	Fair Value
Options subject to future vesting at December 31, 2012	1,110,147	$0.40
Options granted	1,398,501	0.25
Options forfeited or lapsed	(51,201)	0.17
Options vested	(697,036)	0.24
Options subject to future vesting at December 31, 2013	1,760,411	$0.27

As of December 31, 2013, there was $159,037 of unrecognized compensation related to non-vested options compared to $328,400 at December 31, 2012. The Company expects to recognize the cost over a weighted average period of 1.4 years. The total fair value of options vested was $1,985,062 and $1,945,085 for 2013 and 2012, respectively.

The compensation expense that has been recognized for options granted was $160,987 and $410,326 for the years ended December 31, 2013 and 2012 respectively. In addition, the Company recognized non-cash compensation expense of $40,770 and $35,640 for the years ended December 31, 2013 and 2012, respectively, for stock granted to directors in lieu of cash.

Note 7 — Earnings/Loss Per Share

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2013 and 2012 weighted-average number of common shares outstanding would have increased by 260,793, and 161,219 respectively, for the fiscal years, reflecting no change to dilutive securities in the calculation of diluted earnings per share.

Note 8 — Income Taxes Expense (Benefit)

A summary of the components giving rise to the income tax expense (benefit) for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Current income tax expense:
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

Deferred income tax provision (benefit):
Federal	$(3,003,000)	$(2,905,000)
State	(583,000)	(564,000)
Foreign	149,000	(51,000)
Total deferred tax	(3,438,000)	(3, 520,000)
Less increase in allowance	3,438,000	3,520,000
Net deferred tax	$-	$-

Total income tax expense (recovery)	$-	$-

Individual components giving rise to the deferred tax asset are as follows:	2013	2012
Future tax benefit arising from net operating loss carry forwards	$24,453,000	$21,100,000
Future tax benefit arising from available tax credits	1,373,000	1,373,000
Future tax benefit arising from options/warrants issued for Services	1,292,000	1, 210,000
Other	214,000	222,000
Total future tax benefit	27,332,000	23,905,000
Less valuation allowance	(27,332,000)	(23,905,000)
Net deferred tax	$-	$-

The components of pretax loss are as follows:	2013	2012
United States	$(11,959,188)	$(8,553,281)
Foreign	(3,850)	-
	$(11,963,068)	$(8,553,281)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The Company has net operating loss carry forwards of $56,700,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2033. The Canadian loss carry forwards expire at various dates between 2013 and 2028. The Company also has generated Canadian tax credits related to research and development activities.  The credit, amounting to $734,000 U.S. Dollars, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2026. The Company has adopted FASB ASC 740, which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. The utilization of NOL and tax credit carry forwards from Tamboril prior to the reorganization may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. Accordingly, these amounts have not been included in the gross deferred tax asset number above. In addition, due to equity transactions that have occurred subsequent to the reorganization with Tamboril, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Statutory U.S. federal income tax rate	(34.0%)	(34.0%)
Prior period adjustments	0.00%	0.00%
State taxes, net	(4.9%)	(6.6%)
Foreign currency fluctuation	1.3%	(0.6%)
U.S. tax credits	0.0%	0.0%
Revaluation of Derivatives	(5.6%)	(0.1%)
Debt Discount Amortization	14.5%	0.1%
Change in valuation allowance	28.7%	41.1%
Effective income tax rate	0.0%	0.00%

The Company adopted the provisions of FASB ASC 740-10 “Income Taxes” on January 1, 2008.  As the result of the assessment, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of

December 31, 2013, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 9 — Related Party Transactions

None.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Note 10 — Supplemental Cash Flow Information

Cash payments for interest during the years ended December 31, 2013 and December 31, 2012 were $19,405 and $17,595, respectively. There were no payments of income taxes during the years ended December 31, 2013 and 2012

Note 11 — Commitments and Contingencies and Significant Contracts

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Name	Position	Date	Term	Salary	Options	Price	Vesting	Stock
Thomas Granville (1)	CEO	6/29/13	3-year	$380,000
Charles R. Trego (2)	CFO (resigned August 2, 2013)	4/01/13	3-year	$225,000
Stephen Graham (3)	CFO	10/21/2013	3-year	$250,000	900,000	$0.15	Monthly	0
Philip S. Baker (4)	COO	4/01/13	3-year	$199,800
Vani K. Dantam (5)	Sr. VP	1/23/12	3-year	$225,000

1.	Thomas Granville. On April 1, 2013, the Company renewed the Executive Employment Agreement with Thomas Granville as Chief Executive Officer. Pursuant to this agreement, Mr. Granville receives an annual salary of $380,000, an annual stipend of $38,000 and an annual car allowance of $9,000 for the period commencing April 1, 2013, and terminating March 31, 2016. Mr. Granville’s base salary is subject to annual review, and he is eligible for an annual bonus as determined by the compensation committee. Any such salary adjustment or bonus amount is on the basis of Mr. Granville’s and the Company’s performance. In addition, on June 29, 2010, Mr. Granville was granted a signing bonus of $270,000 and was paid on July 9, 2010. The Company also granted Mr. Granville an option to purchase 360,000 shares of our common stock at a price of $1.50 per share at a vesting rate of 10,000 shares per month through the term of the agreement. Mr. Granville is eligible to participate in any executive compensation plans adopted by the shareholders of the Company and the Company's standard employee benefit programs.

2.	Charles R. Trego. On April 1, 2013, the Company entered into an Executive Employment Agreement with Charles R. Trego as Chief Financial Officer. Under the terms of his employment agreement, which had a term of three years, Mr. Trego was to receive an annual salary of $225,000, which was subject to review annually, an annual stipend of $22,500, an annual car allowance of $9,000, and bonus as determined by the compensation committee. On April 1, 2010, Mr. Trego received a 5-year option to purchase 265,000 shares of our common stock at a price of $1.50 per share. 27,000 options vested April 1, 2010 and, beginning in June 2010, 7,000 options vested monthly over a 34 month period. Mr. Trego resigned from the Company effective August 2, 2013.

3.	Stephen Graham. On October 9, 2013 the Company entered into an Executive Employment Agreement with Stephen Graham as the new Chief Financial Officer effective October 21, 2013. Mr. Graham receives an annual salary of $250,000, which is subject to annual review, and an annual car allowance of $9,000, an annual stipend of $25,000and bonuses as determined by the compensation committee. Mr. Graham was granted a 5-year option to purchase 900,000 shares of common stock at a price of $0.15 per share, 180,000 options vested immediately and thereafter 20,000 options shall vest on the last day of each consecutive calendar month, commencing on October 31, 2013 and ending on September 30, 2016.

4.	Philip S. Baker. On April 1, 2013, the Company renewed the Executive Employment Agreement with Philip S. Baker as Chief Operating Officer. Under the terms of his employment agreement, which has a term of three years, Mr. Baker receives an annual salary of $199,800, which is subject to review annually, an annual stipend of $19,980, an annual bonus as determined by the compensation committee , and an annual car allowance of $6,000. On April 1, 2010, Mr. Baker was granted a 5-year option to purchase 230,000 shares of our common stock at a price of $1.50 per share. 26,000 options vested on April 1, 2010 and, beginning in June, 2010, 6,000 options vested monthly through the remaining 34 months of this contract.

5.	Vani K. Dantam. On April 1, 2013, The Company entered into a new Executive Employment Agreement with Vani Dantam as Senior Vice President Business Development, Sales & Marketing. Under the terms of this agreement, which has a term of three years, Mr. Dantam receives an annual salary of $225,000 , which is subject to review on an annual basis, an annual stipend of $22,500, is eligible for an annual bonus as determined by the compensation committee and an annual car allowance of $6,000. On January 1, 2012, Mr. Dantam received a $20,000 sign-on bonus , , and a 5- year option to purchase to purchase 150,000 shares of our common stock at a price of $1.50 per share , 15,020 options vested on January 1, 2012, and, beginning March 2012, 3,970 options vest monthly.

We have no retirement plans or other similar arrangements for any directors, executive officers or employees, other than a noncontributory 401(k) plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

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

Selling price was determined by periodic spending using the hourly labor, overhead, and G&A rates submitted with the proposal. The rates are subject to adjustment at the end of contract, and secured by the unpaid fixed fee. Revenue based on the proportionate performance of the work performed was recognized from inception to completion when collection of the reimbursement was reasonably assured. Recognition of the fixed fee was postponed to contract completion. Fixed fee billings were recorded under deferred revenue. The contract contributed no service revenue in either year 2013 or 2012.

Note 12 — Subsequent events

Stephen Graham, has notified us of his resignation as our Chief Financial Officer, effective as of April 1, 2014.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A   Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2013 (“Evaluation Date”), the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

During the three months ended December 31, 2013, there were no significant changes in our internal control over financial reporting. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Information with respect to our executive officers and directors and disclosure of delinquent Form 3, 4 or 5 filers required by this item will be contained in the Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders; said information is incorporated herein by reference.

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

Item 11 Executive Compensation

A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence

A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

A description of principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders; said information is incorporated herein by reference.

PART IV

Item 15 Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004. (3)
3.6	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated June 14, 2010.	(25)
3.7 4.1	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated July 22, 2011. Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)
4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)
4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)
4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006.	(19)
4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
4.12	Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)
4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.0001 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)
4.14	Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $.0001 Per Share, of Axion Power International, Inc. dated February 24, 2010.
9.1	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.	Included in Exhibit 4.2
10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)
10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)
10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)

10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)

10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)

10.42	Form of Subscription Agreement	(31)
10.43	Placement Agency Agreement, dated January 31, 2012	(31)
10.44	Securities Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Investors	(32)
10.45	Form of Note	(32)
10.46	Form of Warrant	(32)
10.47	Registration Rights Agreement, dated May 8, 2013, between Axion Power International, Inc. and the Investors	(32)
10.48	Subordinated Note Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Subordinated Investors	(32)
10.49	Form of Subordinated Note	(32)
10.50	Form of Subordinated Note Warrant	(32)
10.51	Subordination Agreement, dated May 8, 2013, by and among Axion Power International, Inc., the Investors and the Subordinated Investors	(32)
10.52	Executive Employment Agreement of Thomas Granville, effective April 1, 2013	(33)
10.53	Executive Employment Agreement of Charles Trego, effective April 1, 2013	(33)
10.54	Executive Employment Agreement of Phillip Baker, effective April 1, 2013	(33)
10.55	Executive Employment Agreement of Vani Dantam, effective April 1, 2013	(33)
10.56	Executive Employment Agreement of Stephen Graham, effective October 21, 2013	(34)
10.57	Form of Senior Note Amendment	(35)
14.1	Code of Business Conduct and Ethics	(6)

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.

(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.
(24)	Incorporated by reference from our Form 10-K for the year ended December 31, 2009 filed on March 30, 2010
(25)	Intentionally omitted.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010.
(27)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(28)	Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(29)	Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.
(30)	Incorporated by reference from our Current Report on Form 8-K dated July 22, 2011.
(31)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2012.
(32)	Incorporated by reference from our Current Report on Form 8-K dated May 8, 2013
(33)	Incorporated by reference from our Quarterly Report on Form 10-Q dated May 15, 2013
(34)	Incorporated by reference from our Current Report on Form 8-K, dated October 15, 2013
(35)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2014.
(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 16, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

31.1 32.2 32.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

Statement of Principal Executive Officer Pursuant to Section   1350 of Title 18 of the United States Code.

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

The following materials from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii)  the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2013 and 2012, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Thomas Granville
Thomas Granville, Principal Executive Officer and Director

Dated: March 31, 2014

AXION POWER INTERNATIONAL, INC.

By:	/s/ Stephen Graham
Stephen Graham, Principal Financial Officer and Principal Accounting Officer

Dated: March 31, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Granville
Thomas Granville	Director	March 31, 2014

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	March 31, 2014

/s/ Howard K. Schmidt
Howard K. Schmidt	Director	March 31, 2014

/s/ Charles Trego
Charles Trego	Director	March 31, 2014

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	March 31, 2014

/s/ David DiGiacinto
David DiGiacinto	Director	March 31, 2014

