Form 10-Q
period 2014-03-31
Axion Power International, Inc.
filed 2014-05-15
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at April 28, 2014
Common Stock, $0.0001 par value	221,511,725

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Cash and cash equivalents	$1,609,466	$1,169,093
Restricted cash	1,566,678	3,780,341
Accounts receivable	258,141	562,583
Other current assets	160,039	281,055
Inventory, net	2,542,371	2,250,637
Total current assets	6,136,695	8,043,709

Property & equipment, net	6,356,959	6,698,536
Other receivables	26,000	29,000

Total Assets	$12,519,654	$14,771,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$487,146	$420,337
Other liabilities	179,265	352,857
Note payable	104,777	104,777
Accrued interest	72,000	52,001
Subordinated convertible notes, net of discount	647,926	583,574
Senior convertible notes, net of discount	390,000	2,046,948
Total current liabilities	1,881,114	3,560,494

Deferred revenue	822,200	922,362
Note payable	191,314	219,722
Derivative liability senior warrants	2,937,788	518,433
Total liabilities	5,832,416	5,221,011

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares designated 0 shares issued and outstanding	-	-
Common stock-350,000,000 shares authorized $0.0001 par value 216,045,389 shares issued & outstanding (180,401,405 in 2013)	21,576	18,039
Additional paid in capital	109,947,789	106,302,018
Retained earnings (deficit)	(103,030,515)	(96,518,212)
Cumulative foreign currency translation adjustment	(251,612)	(251,611)
Total stockholders’ equity	6,687,238	9,550,234

Total Liabilities & Stockholders’ Equity	$12,519,654	$14,771,245

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME and COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$2,314,300	$2,237,647
Cost of tangible goods sold	2,352,636	2,260,479
Cost of goods sold – idle capacity	437,257	501,441
Gross loss	(475,593)	(524,273)

Research and development expense	443,926	517,801
Selling, general and administrative expense	1,113,597	1,021,664
Other (income) expense	(43,791)	-
Operating loss	(1,989,325)	(2,063,738)

Change in value of senior warrants, loss	2,419,355	-
Change in value conversion feature senior notes, (gain)	(32)	-
Debt discount amortization expense	809,334	-
Interest expense, note payable	5,359	4,580
Extinguishment loss on senior notes conversion	834,000	-
Derivative revaluations expense (income)	-	(1,063)
Interest on convertible notes	454,963	-
Loss before income taxes	(6,512,304)	(2,067,255)

Income taxes	-	-
Net loss	(6,512,304)	(2,067,255)

Foreign translation adjustment	(1)	64
Comprehensive income (loss)	$(6,512,305)	$(2,067,191)

Loss per share

Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted average common shares outstanding	201,274,198	113,285,979

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities

Net loss	$(6,512,304)	$(2,067,255)

Adjustments to reconcile net loss to net cash used by operating activities for non cash items
Depreciation	371,870	360,332
Derivative revaluations (gain)	-	(1,063)
Change in value senior warrants, loss	2,419,355	-
Change in value conversion feature senior notes, (gain)	(32)	-
Debt discount amortization expense	742,404	-
Interest accrued, senior convertible notes paid in common stock	434,963	-
Extinguishment loss	834,000	-
Amortization deferred finance costs	66,930	-
Share based compensation expense	37,905	92,685

Changes in operating assets & liabilities
Accounts receivable	304,442	484,434
Other current assets	54,087	(1,731)
Inventory, net	(291,734)	85,426
Accounts payable	66,809	44,117
Other current liabilities	(166,123)	(32,958)
Accrued interest	20,000	-
Deferred revenue	(100,162)	(84,983)
Cash (used) by operating activities	(1,717,590)	(1,120,996)

Investing Activities
Other receivables	3,000	3,000
Purchase of property & equipment	(30,294)	(90,820)
Cash (used) by investing activities	(27,294)	(87,820)

Financing Activities
Repayment of note payable	(28,407)	(36,713)
Change in restricted cash account	2,213,663	-
Cash provided (used) by financing activities	2,185,256	(36,713)
Net change in cash and cash equivalents	440,372	(1,245,529)
Effect of exchange rate on cash	(1)	64
Cash and cash equivalents – beginning	1,169,093	2,004,391
Cash and cash equivalents – ending	$1,609,466	$758,926

Supplemental schedule of Non Cash Investing and Financing Activities:

Common stock issued for principal payments on senior notes:	$2,335,000

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

1.	Financial Statements

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Axion Power International, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2013. The results of income for the three month period ended March 31, 2014 are not necessarily indicative of results of income and comprehensive income for the Company’s 2014 calendar year.

Certain amounts for the results of income for the three month period ending March 31, 2013 have been revised to conform to the current year’s presentation.

2.	New Accounting Pronouncements

During the first quarter of 2014, there were no new accounting standards, that if adopted, that would have significant impact on the Company’s consolidated financial position, results of operations and cash flows.

3.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials and components	$1,082,706	$1,073,034
Work in process	1,345,638	1,235,029
Finished goods	334,622	163,228
Inventory reserves	(220,595)	(220,654)
	$2,542,371	$2,250,637

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at January 1, 2014	20,826,436	$0.31	4.3
Granted	151,515	0.30	5.0
Exercised	-	-	-
Forfeited or lapsed	-	-	-
Warrants outstanding at March 31, 2014	20,997,951	$0.31	4.1

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

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

The compensation expense for options was $ 37,905 of which $ 26,504 was for Director’s compensation in lieu of cash, for the three months ended March 31, 2014 and had no impact on the diluted loss per share calculation.

Outstanding compensatory options consist of the following based on grant date as of March 31, 2014:

		Weighted Average
All Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	5,192,140	$1.22	$0.46	3.7	$-
Granted	700,000	0.15	0.06	5.0	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(48,750)	3.01	0.85	-	-
Options outstanding at March 31, 2014	5,843,390	$1.07	$0.37	3.8	$56,925
Options exercisable at March 31, 2014	4,146,523	$1.40	$0.48	2.8	$18,708

All non-vested compensatory stock options consist of the following as of March 31, 2014:

	All Options
	Shares	Fair Value
Options subject to future vesting at December 31, 2013	1,760,411	$0.27
Options granted	700,000	0.06
Options forfeited or lapsed	(48,750)	0.85
Options vested	(714,794)	0.16
Options subject to future vesting at March 31, 2014	1,696,867	$0.09

As of March 31, 2014, there was $179,218 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 3.8 years.

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

If the Company had generated earnings during the three months ended March 31, 2014 and 2013, the Company would have added 8,608,375 and 89,924 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.	Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes (the “Senior Notes”) due on February 8, 2015 and warrants (the “Senior Warrants”) to various institutional investors (“Investors”). At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6,000,000 balance of the gross proceeds from the sale of Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts are permitted (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the closing date until there are no more funds in the control accounts.  The Senior Notes and Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of March 31, 2014 we have received $ 5,062,500 funds release and an additional $547,500 due to accelerated note conversions by the investors.

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

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

The conversion feature of the Senior Notes was valued using the Monte Carlo simulation model under the following assumptions at issuance; (i) expected life of 0.9 years, (ii) volatility of 60%, (iii) risk-free interest rate of 0.10%, and (iv) dividend rate of 0.  The Senior Warrants were also valued using the Monte Carlo simulation model, under the following assumptions: (i) expected life of 5 years, (ii) volatility of 0.80%, (iii) risk-free interest rate of 0.75%, and (iv) dividend rate of zero.   The initial fair values of the conversion feature and the warrants were estimated to be $2.9 million and $1.5 million, respectively, totaling $4.4 million.  This amount was recorded as debt discount on May 8, 2013 and is being amortized over the term of the note using the effective interest method. In addition, debt issuance costs totaling $494,500 are being amortized over the term of the note using the effective interest method. The amortization of the $494,500 was completed as of March 31, 2014.

As of March 31, 2014, the conversion feature was valued at zero and the Senior Warrants were valued at $2,937,788. The change in fair value of $2,414,523 million was recorded as a non-cash loss in change in value of these derivatives for the quarter ended March 31, 2014. The Senior Warrants and the conversion feature of the Senior Notes are classified as a liability in the consolidated condensed balance sheet as follows:

	Warrants	Conversion Feature	Total

December 31, 2013	$518,433	$32	$518,465
Adjustment to fair value	2,419,355	(32)	2,419,323
Ending Balance –March 31, 2014	$2,937,788	$-	$2,937,788

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to March 31, 2014 with shares of the Company’s common stock.  As of March 31 2014, the Company issued 96,828,241 million shares of common stock at a weighted average conversion price of $0.0973 for the first $7,750,000 million in principal and $1,615,833 of interest. In addition shares were issued for accelerated conversions netted a release of $860,000 thousand. A loss on extinguishment was recognized in the amount of $2,791,689, for the difference between the installment amount and the fair value of the shares at the issuance date. As of March 31, 2014, the principal balance of the Senior Notes (net of discount) was as follows:

	Convertible Note	Debt Discount	Net Total

December 31, 2013	$2,725,000	$(678,052)	$2,046,948
Installment Payments in Shares	(2,335,000)	-	(2,335,000)
Amortization of debt discount		678,052	678,052
Ending Balance – March 31, 2014	$390,000	$-	$390,000

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

Placement Agent Warrants

Upon the closing of the issuance of the Senior Notes and Senior Warrants, the Company issued 909,090 warrants to its placement agent and is obligated to issue additional warrants when and if the Company receives further proceeds from the sale of the Senior Notes and Senior Warrants which are currently being held in the control accounts described above. The initial placement agent warrants have been recognized as additional financing fees and are being amortized over the life of the Senior Notes. These warrants were determined not to be derivative instruments, and as such they have been recorded as equity. The fair value of the initial issuance of 909,090 placement agent warrants was estimated to be $144,000 using the Black-Scholes model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero. The total number of warrants issued as of March 31, 2014, is 1,731,060.

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

As the conversion feature of the Subordinated Notes and the related warrants were determined not to be derivative instruments, in accordance with the guidance in ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470”), the Company first calculated the fair value of the warrants issued and then calculated the relative value of the note and determined that there was a beneficial conversion feature in the amount of $246,000. Conversion of the Subordinated Notes is conditioned upon 2/3 of the Senior Notes being repaid, and therefore the beneficial conversion feature was determined to be contingent and therefore was not booked at the date of issuance. During the fourth quarter of 2013, the contingency was met and therefore the beneficial conversion feature was recorded to additional paid in capital with the offset to debt discount. The debt discount is being amortized over the remaining term of the subordinated convertible notes using the effective interest method.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(unaudited)

The relative value of the warrants to the note was $263,000, which was the amount recorded as original debt discount.

The balance at March 31, 2014, related to the Subordinated Notes was comprised of:

Convertible notes payable, related and unrelated parties at December 31, 2013	$1,000,000
Unamortized debt discount	352,074
Ending balance at March 31, 2014	$647,926

Fair Value Disclosure

The Company has two Level 3 financial instruments, Senior Warrants and the conversion feature associated with the Senior Notes, which are both recorded at fair value on a periodic basis.  The Senior Warrants and the conversion feature are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model. As of March 31, 2014, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

	Fair
	Value	Level 1	Level 2	Level 3
Embedded note conversion feature	$-			$-
Warrant liability	$2,937,788			$2,937,788

8.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2014 the Company’s working capital was $4.3 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond October 1, 2014, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond October 1, 2014. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

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

Key Performance Indicators, Material Trends and Uncertainties

Our primary activity is the development, design, manufacture and marketing of advanced energy storage devices and provide related components that are primarily based on our patented PbC technology.

We utilize appropriate non-financial measures to evaluate the performance of our research and development and engineering activities and projects with prospective customers. Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles. Further, the results of our demonstration projects do not lend themselves to simple measurement and presentation.

The most significant financial metrics for our business as we moved into our initial commercialization phase in 2014 are:

•	Revenue growth of our PbC technologies.
•	Generating an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).
•	Assurance that we can access the growth capital required to fund our short and long-term business requirements.

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

While we improved our methodologies for manufacturing carbon electrode assemblies for our energy storage devices in commercial quantities, there is no assurance that we will be able to successfully manufacture our product in larger commercial quantities on an ongoing basis.

Financing Activities

In May 2013, we entered into a $9,000,000 private placement of senior and $1,000,000 subordinated convertible notes for which we received $2,760,000 in net proceeds at closing from the senior convertible note, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fees, are approximately $100,000 in related expenses were paid out of the proceeds at closing. Also at closing, $6,000,000 was placed into a restricted account; amounts are being released from the account for the Company’s use in 12 equal monthly installments. At each Funds Release, we receive approximately $460,000 in net proceeds, after deducting placement agent’s fee of $40,000. With respect to the subordinated convertible notes, we received the entire $1,000,000 principal amount at closing.

Results of Operations:

Our onsite PowerCube continues to provide frequency regulation in the PJM network through our CSP provider – Viridity Energy. It has been more than 30 months since we commissioned this Cube and it continues to serve as a real world demonstration unit. Potential customers visit our project site and can observe the REG D screens showing the PJM signal, and how we participate, in real time. This has been very helpful to us in explaining our technology and model and in providing a real world proof of application. In the first quarter of 2014, we installed batteries, racks, BMS, controller, wiring and miscellaneous equipment at the New Jersey onsite location of our 500kw system being installed with our strategic partner. This unit will participate daily in the PJM frequency regulation market in accordance with our model. We still feel, as does our strategic partner – more strongly than ever based on our model and past PJM records –this 500kw installation will provide the Owner more than $9,000 per month (net after expense) in frequency regulation revenue. This attractive ROI and IRR are major points of focus in our go forward marketing plan for our PowerCubes. This revenue is in addition to the storage and emergency back- up capability the PowerCube will provide.

In an event subsequent to the end of the first quarter, that same New Jersey customer issued us a purchase order for four (4) additional 500kw PowerCube units designed to provide frequency regulation to PJM in a range covering 500kw up and 500kw down. This follow up order is further validation of their belief in our PbC product and our frequency regulation model. They have viewed our test data, and our real world PJM revenue stream data, which they indicated was the impetus for the follow-up order. This purchase order (which is in excess of $1.1M), is the next step in our planned partnership that will include multiple – like sized – 500kw units in and out of New Jersey. In addition, our partnership is planning larger sized PowerCubes (1MW and beyond) in both New Jersey and in other states that have very competitive SREC credits and other incentives.

In a separate initiative with investors, we continue to pursue site selection for multi mega-watt systems that would service the frequency regulation market. Our 1.25MW (or any multiple thereof) building block is a sweet spot for this market.

On the smaller side of the storage equation, in the first quarter of 2014, we sold, installed and subsequently fully commissioned a 10kw miniCube unit complete with a 12kw solar array. This unit was installed for a private individual in New Castle and will provide us with additional information about our smaller applications that might be tied to solar and islanded or be grid tied, as well as data on the system’s use as an electric vehicle charging station. This is one of our offshore initiatives, so we are very interested in that data. Currently the Owner is using that system to charge his Tesla and to net meter. Both applications have been working well.

Our work with ePower Engine Systems continues in accordance with our business plan. We are thoroughly committed to the ePower series hybrid system that incorporates PbC batteries through 56 battery strings in Series 8 heavy duty 18 wheel trucks. In the first quarter we appointed Dr. James Smith to a position of consultant to the company and liaison to ePower. As previously stated, Dr. Smith owned, and was directly involved in a Class 8 trucking business for more than 20 years. His appointment further demonstrates our commitment to the ePower series hybrid initiative and underscores our recognition of the tremendous revenue opportunity this market offers to our PbC battery product.

ePower recently purchased four (4) trucks for conversion to their series hybrid system and Axion has been issued a purchase order to provide 56 batteries per truck. The conversion of these trucks will allow ePower to continue their progress in improving fuel economy – on a mile per gallon basis. Their testing has shown that their system will also significantly reduce emissions of all types, which meshes well with the US government’s announced emphasis in this area. We have spoken before about the potential of the series hybrid opportunity. Looking at the industry opportunity, there are approximately 2.7 million Series 8 heavy duty trucks on the road in the United States. Depending on route characteristics, these trucks will be rebuilt every 4 to 6 years. If one extrapolates, a very conservative average rebuild number, of 250,000 trucks annually, then the battery sales opportunity for the converted series hybrid - for battery manufacturers - would be approximately 14 million batteries on an annual basis (or approximately $5 billion).

Although our work continues in other areas:

•	Hybrid trains with Norfolk Southern on both all electric ‘yard slugs’ and ‘over the road’ hybrid trains;
•	Vehicle manufactures with single or two battery systems for micro-hybrid and stop/stat markets;
•	Off grid power and storage for grid tied and non-grid tied applications;
•	Street lights and charging stations;
•	And numerous demonstration project:

and we are not ignoring or abandoning these opportunities in any way – our main focus is on PowerCubes in several sizes for various power and storage applications and on heavy duty hybrid trucks.

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

•	Our primary activity is the development, design, manufacture, sourcing and marketing of advanced energy storage devices, components and systems that are primarily based on our patented PBC technology.

•	Net sales are derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries: sales of PbC batteries and PbC energy storage components and devices and from the sales of products and services related to advanced battery applications for our PbC technology.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the first quarter of 2014 was $437,257. The Company has reclassified amounts identified as “idle capacity” for the first quarter of 2013 of $501,441 and has reported such as part of cost of goods sold – idle capacity.

•	Research and development expenses (“R&D”) include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included in R&D are materials consumed in the production of pilot plant production and our engineering activities.

•	Selling, general and administrative expenses include business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2014 and 2013:

	2014	2013	Change	% Change
Net sales	$2,314,300	$2,237,647	$76,653	3%
Cost of tangible goods sold	2,352,636	2,260,479	92,157	4%
Cost of goods sold – idle capacity expense	437,257	501,441	(64,184)	13%
Gross loss	$(475,593)	$(524,273)	48,680	9%

Research and development expenses	443,926	517,801	(73,875)	14%
Selling, general and administrative expenses	1,113,597	1,021,664	91,933	9%
Other (income) expense	(43,791)	-	43,791	100%
Operating loss	(1,989,325)	(2,063,738)	(74,413)	4%

Change in value senior warrants, loss	2,419,355	-	2,419,355	100%
Change in value conversion feature senior notes, (gain)	(32)	-	(32)	100%
Debt discount amortization expense	809,334	-	809,334	100%

Interest expense, note payable	5,359	4,580	779	17%
Extinguishment loss on senior notes conversion	834,000	-	834,000	100%
Derivative revaluations expense (income)		(1,063)	1,063
Interest on convertible notes	454,963		454,963	100%
Net loss before income taxes	$(6,512,304)	$(2,067,255)	$(4,445,049)	215%

Reconciliation of net loss to EBITDA

	2014	2013	Change	% Change
GAAP Net loss before income taxes	$(6,512,304)	$(2,067,255)	$(4,445,049)	215%
Change in value senior warrants, loss	2,419,355	-	2,419,355	100%
Change in value conversion feature senior notes, (gain)	(32)	-	(32)	100%
Debt discount amortization expense	809,334	-	809,334	100%

Interest expense, note payable	5,359	4,580	779	17%
Extinguishment loss on senior notes conversion	834,000	-	834,000	100%
Derivative revaluations (income)		(1,063)	1,063
Interest on convertible notes	454,963		454,963	100%
Depreciation	371,870	360,332	11,538	3%
Share based compensation	37,905	92,685	(54,780)	59%
EBITDA (1)	$(1,579,550)	$(1,610,721)	$31,171	2%

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Income for the first quarter of 2014 compared with the first quarter of 2013

Net Sales

Net sales for the first quarter of 2014 were $2.3 million compared to $2.2 million for the first quarter of 2013. We have one customer that accounted for approximately 84% and 88%, respectively, for the first quarter of 2014 compared to the first quarter of 2013. The increase in sales is due to a series of orders for unbranded flooded lead–acid batteries with the purchaser carrying the cost of inventory and providing the raw materials for production.

Cost of Tangible Goods Sold

The costs of tangible goods sold for the first quarter of 2014 were $2.4 million compared to $2.3 million for the first quarter of 2013. The change in cost of tangible goods sold resulted from the increase in net sales.

Cost of Goods Sold –Idle Capacity

The costs of goods sold-idle capacity for the first quarter of 2014 were $437,257 compared to $501,441 for the first quarter of 2013. The change in cost of goods sold idle- capacity, resulted primarily from a decrease in non-direct manufacturing costs.

Gross Loss

Gross loss for the first quarter of 2014 was a $475,593 compared to a $524,273 for the first quarter of 2014. Gross margin for the first quarter of 2014 was a negative 21% compared to a negative 23% for the first quarter of 2013.

Research and Development Expenses

Research and development expense for the three months ended March 31, 2014 was $ 0.4 million compared to $0.5 million for the same period in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the first three months of 2014 was $ 1.1 million compared to $ 1.0 million for the same period in 2013.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through March 31, 2014, we have generated revenue from operations that was not significant enough to produce an operating profit.

On May 7, 2013, we entered into a financing transaction for the sale of Senior Convertible Notes (“Convertible Notes”) of Axion Power International, Inc. (“Company” or “We”) and Warrants issued by the Company (“Warrants”) with gross proceeds of $9 million to us. At Closing, which occurred on May8, 2013, we received cash proceeds of $3 million and had deposited an additional $6 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Convertible Notes or (ii) otherwise, as follows: $500 thousand on each 30 day anniversary of the Effective Date commencing on the 60th day after the Effective Date until there are no more funds in the control accounts.  The Convertible Notes bear interest at 8% per annum and are convertible into shares of our Common Stock at an initial per share conversion price of $0.264 subject to certain adjustments.  The Warrants entitle the holders of the Warrants to purchase, in aggregate, 17,281,107 million shares of our common stock. The five year Warrants are exercisable at an exercise price equal to $0.302, subject to certain adjustments.

We received $2.76 million in net proceeds at Closing, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000, which expenses were paid out of the proceeds at Closing. At each Funds Release, we receive approximately $460 thousand in net proceeds, after deducting our placement agent’s fee of $40,000.

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

We believe that the currently available funds at March 31, 2014, which includes the net remaining amount available in the restricted cash account and funds generated from product sales will provide sufficient resources for our operations, working capital and will fund the sales in our traditional batter business and our anticipated capital expenditures into the third quarter of 2014.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and rate operations beyond the third quarter of 2014. No assurances can be given that the Company will be successful in complying with certain of the terms and conditions in the issuance of the May 8 senior convertible notes or in arranging further funding, if needed, needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Working Capital

At March 31, 2014 working capital was $4.3 million compared to $4.5 million at December 31, 2013.

Cash Flows from Operating Activities

Net cash used in operations for the first quarter of 2014 was $1.72 million. Of the net cash used $ 1.62 million was used to fund the operation of the business while $ 0.1 was used to fund operating assets and liabilities. Of the net cash of $ 1.1 million from the same period in 2013, $0.7 million was used to fund the operations of the business while $0.4 million was used to fund operating assets and liabilities.

 Cash Flows from Investing Activities

Net cash used by investing activities for first quarter of 2014 was $0.02 million compared to $0.09 million for the same period in 2013. Investing activities were primarily for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first quarter of 2014 was $2.2 million compared to net cash used of $0.04 million in 2013. Cash from financing activities is being used to fund ongoing operational requirements, capital expenditures and working capital.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. During 2014, there have been no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2013

Off Balance Sheet Arrangements

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

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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
Dated: May 15, 2014

