Form 10-Q
period 2014-06-30
Axion Power International, Inc.
filed 2014-08-14
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

AXION POWER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

3601 Clover Lane
New Castle, Pennsylvania	16105
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at August 8, 2014
Common Stock, $0.0001 par value	250,889,608

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2014	December 31, 2013

ASSETS

Cash and cash equivalents	$1,976,442	$1,169,093
Restricted cash	-	3,780,341
Accounts receivable	237,127	562,583
Other current assets	310,330	281,055
Inventory, net	1,684,784	2,250,637
Total current assets	4,208,683	8,043,709

Property & equipment, net	6,053,165	6,698,536
Other receivables	-	29,000

Total Assets	$10,261,848	$14,771,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$559,905	$420,337
Other liabilities	374,630	352,857
Note payable	104,777	104,777
Accrued interest	9,310	52,001
Subordinated convertible notes, net of discount	551,500	583,574
Senior convertible notes, net of discount	-	2,046,948
Total current liabilities	1,600,122	3,560,494

Deferred revenue	741,811	922,362
Note payable	162,693	219,722
Derivative liability senior warrants	2,132,489	518,433
Total liabilities	4,637,115	5,221,011

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares designated no shares issued and outstanding	-	-
Common stock-350,000,000 shares authorized $0.0001 par value per share 221,511,725 shares issued & outstanding (180,401,405 in 2013)	22,123	18,039
Additional paid in capital	111,011,127	106,302,018
Retained earnings (deficit)	(105,156,904)	(96,518,212)
Cumulative foreign currency translation adjustment	(251,613)	(251,611)
Total Stockholders’ equity	5,624,733	9,550,234

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$10,261,848	$14,771,245

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPRHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$1,895,622	$2,688,466	$4,209,924	$4,926,113
Cost of tangible goods sold	1,889,073	2,532,759	4,241,709	4,793,238
Cost of goods sold idle capacity	416,590	449,469	853,847	950,910

Gross Loss	(410,041)	(293,762)	(885,632)	(818,035)

Research and development expense	582,943	541,921	1,026,871	1,059,724
Selling, general and administrative expense	1,392,372	1,091,253	2,505,965	2,112,934
Other (income) expense	(15,242)	(324,994)	(59,034)	(324,995)
Operating loss	(2,370,114)	(1,601,942)	(4,359,434)	(3,665,698)

Change in value of senior warrants, loss (gain)	(805,299)	(1,555,300)	1,614,056	(1,555,300)
Change in value conversion feature senior notes, (gain)	-	(1,391,847)	(32)	(1,391,847)
Debt discount amortization expense	-	717,728	809,334	717,728
Interest expense, note payable	4,464	6,907	9,825	11,487
Extinguishment loss on senior notes conversion	358,189	195,500	1,192,189	195,500
Derivative revaluations (income)	-	(154)	-	(1,217)
Interest on convertible notes	198,923	339,179	653,886	339,179

Income (loss) before income taxes	(2,126,391)	86,045	(8,638,692)	(1,981,228)

Income taxes	-	-	-	-

Net Income (loss)	(2,126,391)	86,045	(8,638,692)	(1,981,228)

Foreign Currency Translation adjustment	(2)	-	(2)	(64)

Comprehensive Income(Loss)	$(2,126,393)	$86,045	$(8,638,694)	$(1,981,292)

Loss per share
Basic and diluted net loss per share	$(0.01)	$0.00	$(0.04)	$(0.02)

Weighted average common shares outstanding	221,509,744	114,730,614	211,447,870	114,012,287

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating Activities

Net loss	$(8,638,692)	$(1,981,228)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation expense	737,703	747,015
Derivative revaluations (gain) loss	-	(1,217)
Change in value of senior warrants, gain	1,614,056	(1,555,300)
Change in value conversion feature senior notes, gain	(32)	(1,391,847)
Debt discount amortization expense	779,929	717,728
Interest accrued , convertible notes	519,277	197,224
Extinguishment loss on senior notes conversion	1,325,839	195,500
Amortization deferred finance costs	66,930	129,955
Warrants issued for placement agent fees	58,669	-
Stock based compensation expense	77,537	132,969

Changes in operating assets & liabilities
Accounts receivable	325,456	409,543
Other current assets	(96,207)	(125,506)
Inventory, net	565,853	5,384
Accounts payable	139,568	(55,008)
Other current liabilities	28,678	167,922
Accrued interest	23,357	12,000
Deferred revenue	(180,551)	(169,967)
Cash (used) by operating activities	(2,652,630)	(2,564,833)

Investing Activities
Other receivables	29,000	6,000
Capital expenditures	(92,331)	(120,164)
Cash (used) by investing activities	(63,331)	(114,164)

Financing Activities
Repayment of note payable	(57,029)	(64,489)
Proceeds from senior and subordinated convertible notes	-	10,000,000
Repayment of subordinated convertible note	(200,000)	-
Payment of debt issuance costs	-	(443,110)
Amount deposited into restricted cash account	3,780,341	(6,000,000)
Cash provided by financing activities	3,523,312	3,492,401
Net increase in cash and cash equivalents	807,351	813,404
Effect of exchange rate on cash	(2)	64
Cash and cash equivalents – beginning	1,169,093	2,004,391
Cash and cash equivalents – ending	$1,976,442	$2,817,859

Supplemental Schedule of Cash Flow Information:
Cash paid for interest:	$22,321	$11,487

Supplemental Schedule of Non Cash Investing and Financing Activities:
Interest accrued converted into debt principal	$66,049	-
Common stock issued for principal payments on senior notes	$2,725,000	$1,195,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

1.	Financial Statements

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, statements of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Axion Power International, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2013. The results of income and comprehensive income for the three and six month periods ended June 30, 2014 are not necessarily indicative of results of income and comprehensive income for the Company’s 2014 calendar year.

Certain amounts for the results of income and comprehensive income for the three and six month periods ending June 30, 2013 have been revised to conform to the current year’s presentation.

2.	New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3.	Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials and components	$848,985	$1,073,034
Work in process	887,901	1,235,029
Finished goods	168,226	163,228
Inventory reserves	(220,328)	(220,654)
	$1,684,784	$2,250,637

Inventory reserves include a provision for inventory valuation and obsolescence.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2013	20,826,436	$0.31	4.3
Granted	842,532	0.30	5.0
Exercised	-	-	-
Forfeited or lapsed	-	-	-
Warrants outstanding at June 30, 2014	21,668,968	$0.31	4.9

As of June 30, 2014, there are 17,281,107 warrants classified as derivative liabilities relating to senior convertible notes of the Company issued on May 8, 2013. Of the 21,668,968 warrants outstanding, 45,661 are exercisable. For each reporting period, the warrants classified as derivatives are revalued and the change in value reported as a change in value senior convertible note and a change in value conversion feature senior convertible note on the statements of income and comprehensive income.

5.	Stock Based Compensation

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

The stock-based compensation expense was $77,537 of which $55,165 was for director’s compensation in lieu of cash, for the six months ended June 30, 2014 and had no impact on the diluted net loss per share.

Outstanding compensatory options consist of the following:

		Weighted Average
	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	5,192,140	$1.22	$0.42	3.7	$-
Granted	700,000	0.15	0.06	5.1	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(959,880)	$1.02	0.35	-	-
Options outstanding at June 30, 2014	4,932,260	$1.10	$0.38	3.4	$102,843
Options exercisable at June 30, 2014	4,049,148	$1.28	$0.45	2.9	$18,858

All non-vested compensatory stock options consist of the following:

	All Options
	Shares	Weighted Average Fair Value
Options subject to future vesting at December 31, 2013	1,851,695	$0.16
Granted	700,000	0.06
Options forfeited or lapsed	(959,880)	0.16
Options vested	(708,703)	0.19
Options subject to future vesting at June 30, 2014	883,112	$0.08

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

As of June 30, 2014, there was $ 96,943 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 2.9 years. The total fair value of options which vested during the six months ended June 30, 2014 was $131,392.

6.	Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which the market price exceed the exercise prices, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If the Company had generated earnings during the six months ended June 30, 2014 and 2013, the Company would have added 3,262,330 and 3,562,358 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.	Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes (the “Senior Notes”) due on February 8, 2015 and warrants (the “Senior Warrants”) to various institutional investors (“Investors”). At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6,000,000 balance of the gross proceeds from the sale of Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts were permitted (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the closing date until there are no more funds in the control accounts.  The Senior Warrants associated with the Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of June 30, 2014 all of the proceeds have been released, and the note holders have converted all amounts due under the note into shares of the company’s stock. As of June 30, 2014, the warrants were still outstanding. The warrants were converted to common stock on August 1, 2014 – see Note 9 - Subsequent events.

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

Securities Purchase Agreement

The Senior Convertible Notes and Senior Warrants were issued pursuant to the terms of the Securities Purchase Agreement (“Purchase Agreement”) entered into among us and the Investors. The Purchase Agreement provided for the sale of the Senior Convertible Notes and Senior Warrants for gross proceeds of $9 million to us.

Ranking – The Senior Notes were senior unsecured obligations of the Company, subject only to certain secured obligations of the Company for up to a maximum of $1 million of government issued indebtedness for purchase of plant and machinery and other purchase money financing for property, plant and equipment.

Maturity Date - Unless earlier converted or redeemed, the Senior Notes matured 21 months from the closing date subject to the right of the investors to extend the date (i) if an event of a default under the Senior Notes has occurred and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Interest - The Senior Notes bore interest at the rate of 8% per year, compounded monthly on the first calendar day of each calendar month. The interest rate could increase to 18% per year upon the occurrence and continuance of an event of default. No events of default occurred.

Conversion - The Senior Notes were convertible at any time at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $0.264 per share (subsequent conversions were based on the company’s volume weighted average price per share).  The conversion price was subject to adjustment for stock splits, combinations or similar events. In addition, the conversion price was subject to a “full ratchet” anti-dilution adjustment if the company issued or was deemed to have issued securities at a price lower than the then applicable conversion price. In the event certain equity conditions were not met, the company may have been prevented from issuing shares to satisfy the installments due on the note.

The Senior Notes were not permitted to be converted with respect to any note holder, if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially owned in excess of 4.99% of the Company’s outstanding shares of common stock. At each holder’s option, the limit on percentage ownership was permitted to be raised or lowered to any other percentage not in excess of 9.99%, except that any raise would only have been effective upon 61-days’ prior notice to the Company.

Events of Default

The Senior Notes contained standard and customary events of default including, but not limited to: (i) failure to register our Common Stock within certain time periods; (ii) failure to make payments when due under the Senior Notes; and (iii) bankruptcy or insolvency of the Company.

In the event of default occurred, the Senior Note holders could have required the Company to redeem all of any portion of the Senior Notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of the Common Stock then issuable upon conversion of the Senior Note being redeemed.

Senior Warrants

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

The Warrants may not be exercised with respect to any warrant holder if, after giving effect to the exercise, the warrant holder together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each Warrant holder’s option, the limit on percentage ownership may be raised or lowered to any other percentage not in excess of 9.99%, except that any increase will only be effective upon 61-days’ prior notice to the Company

The Senior Warrants prohibit the Company from entering into specified transaction involving a change of control, unless the successor assumes all obligations under the Senior Warrants under a written agreement before the transaction is completed. When there is a transaction involving a permitted change of control, a Senior Warrant holder will have the right to require us to repurchase their Senior Warrant for a purchase price in cash equal to the Black-Scholes value of the then unexercised portion of the Senior Warrant.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Accounting for the Conversion Option and Warrants

The Company first considered whether the notes met the criteria under ASC 480-10-25-14 to be recorded as a liability and determined that, due to the notes’ differing potential settlement features, it did not meet the criteria. The Company next considered whether the conversion option met the definition of a derivative, requiring it to be bifurcated and recorded as a liability. Pursuant to ASC 815-40, due to full-ratchet down-round price protection on the conversion price of the Senior Notes and the exercise price of the Warrants, the Company determined that the conversion features of the Senior Notes and the exercise features of the Senior Warrants are not indexed to the Company’s owned stock and must be recognized separately as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the Senior Notes have been fully paid or converted and the Senior Warrants fully exercised.

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

As of June 30, 2014, the conversion feature was valued at zero due to the note holders converting all amounts due under the notes to shares of the company’s stock. As of June 30, 2014 the Senior Warrants were valued at $2,132,489. The change in fair value of $805,299 was recorded as a non-cash (gain) in change in value of these derivatives for the quarter ended June 30, 2014.  The Senior Warrants are classified as a liability in the consolidated condensed balance sheet as follows:

	Warrants	Conversion Feature	Total

December 31, 2013	$518,433	$32	$518,465
Adjustment to fair value	1,614,056	(32)	1,614,024
Ending Balance – June 30, 2014	$2,132,489	$-	$2,132,489

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to June 30, 2014 with shares of the Company’s common stock.  As of June 30, 2014 the Company issued 107,825,844 shares of common stock at a weighted average conversion price of $0.0963 for the $9.0 million in Senior Notes and $1,700,147 of interest. A loss on extinguishment, since inception, was recognized in the amount of $3,283,528 for the difference between the installment amount and the fair value of the shares at the issuance date. As of June 30, 2014, the principal balance of the Senior Notes (net of discount) was as follows:

	Convertible Note	Debt Discount	Net Total

December 31, 2013	$2,725,000	$(678,052)	$2,046,948
Installment Payments in Shares	(2,725,000)	-	(2,725,000)
Amortization of debt discount	-	678,052	678,052
Ending Balance – June 30, 2014	$-	$-	$-

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

Placement Agent Warrants

Upon the closing of the issuance of the Senior Notes and Senior Warrants, the Company issued 909,000 warrants to its placement agent and is obligated to issue additional warrants when and if the Company receives further proceeds from the sale of the Senior Notes and Senior Warrants which are currently being held in the control accounts described above. The initial placement agent warrants have been recognized as additional financing fees and are being amortized over the life of the Senior Notes. These warrants were determined not to be derivative instruments, and as such they have been recorded as equity. The fair value of the initial issuance of 909,000 placement agent warrants was estimated to be $144,000 using the Black-Scholes model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero. The total number of warrants issued as of June 30, 2014 is 2,422,077. Subsequently, on July 8, 2014, 153,481 warrants were issued in conjunction with the final release of funds from the control accounts. The total number of warrants issued to Placement Agents was 2,575,558.

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9,000,000 million principal amount Senior Note transaction, the Company sold $1,000,000 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. All but one Subordinated convertible note holder have verbally agreed to waive the aforementioned 2/3 conversion or prepaid provision. The conversion price for the Subordinated Notes is $0.264 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,920,123 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $0.32 per share.

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

The relative value of the warrants to the note was $263,000, which was the amount recorded as a debt discount.

The balance at June 30, 2014 related to the Subordinated Notes was comprised of:

Convertible notes payable, related and unrelated parties at December 31, 2013	$1,000,000
Unamortized Debt discount	(314,549)
Conversion of accrued interest to principle	66,049
Repayment of Subordinated notes	(200,000)
Ending Balance at June 30, 2014	$551,500

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

(unaudited)

On June 30, 2014, the Company entered into an amended note with respect to that certain $735,000 principal amount Subordinated Note issued to Robert Averill on May 7, 2013. The amendment to the note increases the principal amount to $801,049 which is the original principal amount of the note plus accrued and unpaid interest to June 18, 2014. The interest rate on the note was increased to 9% per annum commencing June 30, 2014, and the interest increases 1% per month, commencing on September 16, 2014 until the Note is paid in full. This amended note extends the maturity date to the earlier of December 31, 2014 and the date on which the Company consummates one or more financing transactions of at least $10,000,000 in the aggregate. The Company also agreed to secure its obligations under the amended note with a lien on certain intellectual property assets. The Company has also agreed to reimburse Mr. Averill for his legal fees, not to exceed $25,000, in conjunction with the amended note.

Fair Value Disclosure

The Company has one Level 3 financial instruments, Senior Warrants.  The Senior Warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants is estimated using the Monte Carlo simulation model. As of June 30, 2014 the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis.

	Fair
	Value	Level 1	Level 2	Level 3
Warrant liability	$2,132,489			$2,132,489

8.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2014 the Company’s working capital was $2.6 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond October 1, 2014, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond October 1, 2014. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

9.	Subsequent events

Effective as of July 1, 2014, Thomas Granville resigned as our Chief Executive Officer and Chairman of the Board due to certain unanticipated adverse health concerns. At that point, he remained one of our directors and will also remain as an employee as Special Assistant to the CEO. As of August 3, 2014, Mr. Granville had resigned as a director and an employee and has become a consultant to us.

Effective as of July 1, 2014, David DiGiacinto, who was appointed to our Board of Directors on February 1, 2014, was appointed as our Chief Executive Officer and Chairman of the Board. Also, effective on July 1, 2014, Charles Trego, who was our Chief Financial Officer from April 1, 2010 until August 2, 2013 and has been a Director since September 27, 2013, was appointed as our Interim Chief Financial Officer. Both Mr. DiGiacinto and Mr. Trego shall remain as Directors, although Mr. DiGiacinto and Mr. Trego have resigned from any Committee appointments.

On July 7, 2014, the Company tabulated its final results for its consent solicitation to obtain shareholder approval for its proposed reverse split of no less than 1:20 nor more than 1:50.  The matters below were put forth to a vote of its shareholders, and passed with the following final tally of votes of shares voted for, against or withheld as set forth.

After review and tabulation, the ballots and proxies cast for and against, and those abstaining, the authorization for the Company’s Board of Directors to authorize a reverse split of the Company’s issue and outstanding stock in a ratio of not less than 1:20 not more than 1:50, are:

For:	167,289,915
Against:	7,722,095
Abstain:	489,489

After review and tabulation, the ballots and proxies cast for and against, and those abstaining, the decrease in the authorized common stock of the Company to 100 million shares upon effectuation of a reverse stock split, are:

For:	167,945,297
Against:	6,614,124
Abstain:	942,078

On August 1, 2014, the holders of the 17,281,107 warrants issued by us in conjunction with the May 7, 2013 senior convertible note financing entered into warrant exchange agreements with us pursuant to which they exchanged those warrants for 29,377,883 shares of our Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

The following Management’s discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements, the accompanying consolidated financial statement notes appearing elsewhere in the report and our Annual Report on Form 10-K for the year ended December 31, 2013.

Key Performance Indicators, Material Trends and Uncertainties

Our primary activity is the development, design, manufacture and marketing of advanced energy storage devices and to provide related components that are primarily based on our patented PbC technology.

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

The most significant financial metrics for our business as we moved into our initial commercialization phase in 2014 are:

•	Revenue growth of our PbC technology.
•	Generating an acceptable and competitive level of operating profit from our revenue.
•	Assurance that we can access the growth capital required to fund our short and long-term business requirements.

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

Financing Activities

In May 2013, we entered into a $9,000,000 private placement of senior and $1,000,000 subordinated convertible notes for which we received $2,760,000 in net proceeds at closing from the senior convertible note, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fees, are approximately $100,000 in related expenses were paid out of the proceeds at closing. Also at closing, $6,000,000 was placed into a restricted account and as of June 30, 2014 all funds have been released from the restricted accounts. With respect to the subordinated convertible notes, we received the entire $1,000,000 principal amount at closing.

Results of Operations

We believe the PowerCube is a highly mobile energy storage system that can be configured to deliver up to one megawatt of power for 24 minutes or 100 kilowatts of power for 4.6 hours. Our onsite PowerCube services the PJM frequency regulation market. PJM is a regional transmission organization that coordinates the movement of wholesale electricity to more than 60 million consumers in all or parts of 13 states and the District of Columbia. We provide this frequency regulation through our curtailment services provider (an entity which provides power services on demand to utilities) – Viridity Energy. We commissioned our onsite PowerCube in November 2011, and it continues to function on a daily basis and serve as a real world demonstration unit. Potential customers visit our project site and can observe the ”real time” screens that show our Cube responding to, and closely following, the PJM REG-D signal. This has been very helpful to us in explaining our technology and model and in providing a real world proof of application. In the first quarter of 2014, we installed batteries, racks, BMS, controller, wiring and miscellaneous equipment at the New Jersey location of our 500 kilowatt system being installed with our strategic partner. It is expected that this unit will participate daily in the PJM frequency regulation market in accordance with our model. Based upon our model and past PJM records – we believe this 500 kilowatt installation will provide the owner with at least $9,000 per month (net after expense) in frequency regulation revenue, which is in addition to the storage and emergency back- up capability the PowerCube is expected to provide.

During the second quarter of 2014, this same customer delivered a purchase order to us for four additional 500 kilowatt PowerCube units designed to provide frequency regulation to PJM in a range covering 500 kilowatts up and 500 kilowatts down. We believe this follow on order is further validation of their belief in our PbC product and our frequency regulation model. We believe this purchase order can be an important next step in our planned partnership that is expected to include multiple – like sized – 500 kilowatt units in and out of New Jersey. In addition, our planned partnership can include larger sized PowerCubes (1megawatt and beyond) in both New Jersey and in other states that have very competitive solar renewable energy credits and other incentives. In a separate initiative with potential new investors, we continue to pursue site selection for multi mega-watt systems that would service the frequency regulation market. We believe our 1.25 megawatt (or any multiple thereof) building block is an appropriate size for this market.

With regard to our development of smaller scale PowerCubes, in the first quarter of 2014, we sold, installed and subsequently fully commissioned a 10 kilowatt miniCube unit complete with a 12 kilowatt solar array. This unit was installed for a private individual in New Castle, PA and will provide us with additional information about our smaller applications that might be tied to solar and islanded or be grid tied. It will also provide data on the system’s use as an electric vehicle charging station. This is one of our offshore initiatives, so we are very interested in that charging station data. Currently the Owner is using that system to charge his all electric sports car and to net meter.

Our work with ePower Engine Systems, a third party entity which develops and markets auxiliary power systems for trucks, continues in accordance with our business plan. We continue to pursue the ePower series hybrid system that incorporates PbC batteries through 56 battery strings in Series 8 heavy duty 18 wheel trucks.

ePower recently purchased four trucks for conversion to their series hybrid system, and we have been issued a purchase order to provide 56 batteries per truck. The conversion of these trucks will allow ePower to continue its progress in improving fuel economy on a mile per gallon basis. Testing has shown that the system has the ability to reduce emissions of all types, which assists in compliance with the U.S. government’s regulatory initiatives in this area.

Effective as of July 1, 2014, Thomas Granville resigned as our Chief Executive Officer and Chairman of the Board due to certain unanticipated adverse health concerns. At that point, he remained one of our directors and will also remain as an employee as Special Assistant to the CEO. As of August 3, 2014, Mr. Granville had resigned as a director and an employee and has become a consultant to us.

Effective as of July 1, 2014, David DiGiacinto, who was appointed to our Board of Directors on February 1, 2014, was appointed as our Chief Executive Officer and Chairman of the Board. Also, effective on July 1, 2014, Charles Trego, who was our Chief Financial Officer from April 1, 2010 until August 2, 2013 and has been a Director since September 27, 2013, was appointed as our Interim Chief Financial Officer. Both Mr. DiGiacinto and Mr. Trego shall remain as Directors, although Mr. DiGiacinto and Mr. Trego have resigned from any Committee appointments.

On July 7, 2014, the Company tabulated its final results for its consent solicitation to obtain shareholder approval for its proposed reverse split of no less than 1:20 not more than 1:50.  The matters below were put forth to a vote of its shareholders, and passed with the following final tally of votes of shares voted for, against or withheld as set forth.

After review and tabulation, the ballots and proxies cast for and against, and those abstaining, the authorization for the Company’s Board of Directors to authorize a reverse split of the Company’s issue and outstanding stock in a ratio of not less than 1:20 not more than 1:50, are:

For:	167,289,915
Against:	7,722,095
Abstain:	489,489

After review and tabulation, the ballots and proxies cast for and against, and those abstaining, the decrease in the authorized common stock of the Company to 100 million shares upon effectuation of a reverse stock split, are:

For:	167,945,297
Against:	6,614,124
Abstain:	942,078

On August 1, 2014, the holders of the 17,281,107 warrants issued by us in conjunction with the May 7, 2013 senior convertible note financing entered into warrant exchange agreements with us pursuant to which they exchanged those warrants for 29,377,883 shares of our Common Stock.

Overview

Axion Power International, Inc. (the “Company”, Axion, “we”, “our”, or “us”) is a company whose primary purpose is to develop, design, manufacture, source related components and sell advanced energy storage devices and components that are based on our patented PbC Technology... Our PbC batteries and battery components, which are manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode, have application to varied energy system storage functions. Advanced batteries using our PbC technology are manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode and have application in virtually all energy system storage functions. We also manufacture standard and specialty lead-acid batteries It is the Company’s long term goal to become a primary supply source of PbC negative electrodes to established battery manufacturers.

•	Our primary activity is the development, design, manufacture, sourcing and marketing of advanced energy storage devices, components and systems that are primarily based on our patented PBC technology.

•	Net sales are derived from the sale of lead acid - batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead - acid batteries; sales of PbC batteries and PbC energy storage components and devices and from sales of products and services related to advanced battery applications for our PbC® technology.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, utilities, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the second quarter of 2014 was $ 416,590. The Company has reclassified amounts identified as “idle capacity” for the second quarter of 2013 of $ 449,569 and has reported such as part of cost of goods sold – idle capacity. Year to date idle capacity for months ending June 30, 2014 and June 30, 2013 was $ 853,847 and $ 951,010, respectively.

•	Research and development expenses (”R&D”) include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included in R&D are materials consumed in the production of pilot plant production and our engineering activities.

•	Selling, general and administrative expenses include business development, sales and marketing expenses, administrative expenses and, expenses associated with being a public company.

Results of Operation

Summarized selected financial data for the three months ended June 30, 2014 and 2013:

	2014	2013	Change	% Change
Net sales	$1,895,622	$2,688,466	$(792,844)	(29.5)
Cost of tangible goods sold	1,889,073	2,532,759	(643,686)	(25.4)
Cost of goods sold – idle capacity expense	416,590	449,469	(32,879)	(7.3)
Gross loss	(410,041)	(293,762)	(116,279)	(39.6)

Research and development expenses	582,943	541,921	41,022	7.6
Selling, general and administrative expenses	1,392,372	1,091,253	301,119	27.6
Other (income)	(15,242)	(324,994)	(309,752)	(95.3)
Operating loss	(2,370,114)	(1,601,942)	(768,172)	(47.9)

Change in value senior warrants, (gain)	(805,299)	(1,555,300)	750,001	48.2
Change in value, conversion feature senior note, loss (gain)	-	(1,391,847)	1,391,847	100.0
Debt discount on amortization expense	-	717,728	(717,728)	(100.0)
Interest expense, note payable	4,464	6,907	(2,443)	(35.3)
Extinguishment loss on senior notes conversion	358,189	195,500	162,689	83.2
Derivative revaluations (income)	-	(154)	154	100.0
Interest on convertible notes	198,923	339,179	(140,256)	(41.3)
(Loss) income before income taxes	$(2,126,391)	$86,045	$(2,212,436)

Reconciliation of net loss to EBITDA

	2014	2013	Change	% Change
GAAP (Loss) before income taxes	$(2,126,391)	$86,045	$(2,212,436)
Change in value senior warrants, (gain)	(805,299)	(1,555,300)	750,001	48.2
Change in value, conversion feature senior notes, (gain)	-	(1,391,847)	1,391,847	100.0
Debt discount on amortization expense	-	717,728	(717,728)	(100.0)
Interest expense, note payable	4,464	6,907	(2,443)	(35.3)
Extinguishment loss on senior notes conversion	358,189	195,500	162,689	83.2
Derivative revaluations (income)	-	(154)	154	100.0
Interest on convertible notes	198,923	339,179	(140,256)	(41.3)
Depreciation expense	365,832	386,683	(20,851)	(5.4)
Share based compensation expense	39,633	40,283	(650)	(1.6)
EBITDA (1)	$(1,964,649)	$(1,174,976)	(789,673)	(67.2)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, income taxes, depreciation, amortization, stock based compensation, derivative revaluations, change in value of senior warrants, change in value of conversion feature of senior warrants, extinguishment loss on senior notes conversion and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summarized selected financial data for the six months ended June 30, 2014 and 2013:

	2014	2013	Change	% Change
Net sales	$4,209,924	$4,926,113	(716,189)	(14.5)
Cost of tangible goods sold	4,241,709	4,793,238	(551,529)	(11.5)
Cost of goods sold idle – capacity expense	853,847	950,910	(97,064)	(10.2)
Gross loss	(885,632)	(818,035)	(67,597)	(8.3)

Research and development expense	1,026,871	1,059,724	(32,853)	(3.1)
Selling, general and administrative expense	2,505,965	2,112,934	393,031	18.6
Other (income )	(59,034)	(324,995)	(265,961)	(81.8)
Operating loss	(4,359,434)	(3,665,698)	(693,736)	(18.9)

Change in value senior warrants, loss (gain)	1,614,056	(1,555,300)	(3,169,356)	(203.8)
Change in value, conversion feature senior notes, gain	(32)	(1,391,847)	(1,391,815)	(100.0)
Debt discount on amortization expense	809,334	717,728	91,606	12.7
Interest expense, note payable	9,825	11,487	(1,662)	(14.5)
Extinguishment loss on senior notes conversion	1,192,189	195,500	996,689	509.8
Derivative revaluations (income)	-	(1,217)	1,217	100.0
Interest on convertible notes	653,886	339,179	314,707	92.7
Loss before income taxes	$(8,638,692)	$(1,981,228)	$(6,657,464)	336.0

Reconciliation of net loss to EBITDA

	2014	2013	Change	% Change
GAAP Loss before income taxes	$(8,638,692)	$(1,981,228)	$(6,657,464)	336.0
Change in value senior warrants, loss (gain)	1,614,056	(1,555,300)	3,169,356	203.8
Change in value, conversion feature senior notes, loss ( gain)	(32)	(1,391,847)	1,391,815	100.0
Debt discount on amortization expense	809,334	717,728	91,606	12.7
Interest expense, note payable	9,825	11,487	(1,662)	(14.5)
Extinguishment loss on senior notes conversion	1,192,189	195,500	996,689	509.8
Derivative revaluations	-	(1,217)	1,217	100.0
Interest on convertible debt	653,886	339,179	314,707	92.7
Depreciation expense	737,703	747,015	(9,313)	(1.2)
Share based compensation expense	77,537	132,969	(55,431)	(41.7)
EBITDA (1)	$(3,544,194)	$(2,785,714)	$(758,480)	(27.2)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, income taxes, depreciation, amortization, stock based compensation, derivative revaluations, change in value of senior warrants, change in value of conversion feature of senior warrants, extinguishment loss on senior notes conversion and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Condensed Consolidated Operations for the three and six months ended June 30, 2014 compared with the same periods in 2013

Net Sales

Net sales for the three months ended June 30, 2014 were $1.9 million compared to $2.7 million for the same period in 2013. Net sales for the six months ended June 30, 2014 were $4.2 million compared to $4.9 million for the same period in 2013. We have one customer that accounted for approximately 80% and 82% of net sales, respectively, for the three and six months ended June 30, 2014 as compared to 88% and 88% of net sales for the three and six months ended June 30, 2013, respectively. The decrease in net sales is due to a series of orders for unbranded flooded lead–acid batteries with the purchaser carrying the cost of inventory and providing the raw materials for production.  The long anticipated decrease in business with aforementioned purchaser was initiated in the middle of the second quarter of 2014 and will impact the comparability of our 2014 third and fourth quarter and full year reporting periods compared with 2013 for the sale of lead-acid batteries.

Cost of Tangible Goods Sold

Costs of tangible goods sold for the three months ended June 30, 2014 were $1.9 million compared to $2.5 million for the same period in 2013. Costs of tangible goods sold for the six months ended June 30, 2014 were $4.2 million compared to $ 4.8 million for the same period in 2013. The decrease in cost of sales was commensurate with the decrease in net sales.

Cost of Goods Sold – Idle Capacity

The cost of goods sold idle-capacity for the three months ended June 30, 2014 was $0.4 compared to $0.5 million for the three months ended June 30, 2013. The cost of goods sold idle-capacity for the six months ended June 30, 2014 was $0.9 million and $1.0 million for the six months ended June 30, 2013.

Gross Loss

Gross loss for the three months ended June 30, 2014 was $0.4 million compared to $0.3 million for the same period in 2013. Gross loss for the six month ended June 30, 2014 was $0.9 million compared to $0.8 million for the same period in 2013.

Research and Development Expenses

Research and development expenses were $0.6 million for the three months ended June 30, 2014 compared to $0.5 million for the three months ended June 30, 2013. Research and development expenses for the six months ended June 30, 2014 were $1.0 million compared to $1.1 million for the six months ended June 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended June 30, 2014 were $1.4 million compared to $1.1 million for the three months ended June 30, 2013. Selling, general and administrative expenses for six months ended June 30, 2014 were $2.5 million compared to $2.1 million for the six months ended June 30, 2013. The increase in selling, general and administrative expense was due primarily to placement agent fees associated with restricted funds released.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through June 30, 2014, we have generated revenue from operations that was not significant enough to produce an operating profit.

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

We received approximately $2.76 million in net proceeds at the May 8 2013 closing, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000, and will be paid out of the proceeds at Closing. At June 30, 2014 all funds have been released from the control accounts.

Simultaneously with the Closing of the $9 million financing transaction, the Company sold $1 million principal amount of Subordinated Convertible Notes to investors consisting of management and directors of the Company and one accredited individual investor. The sale of the Subordinated Convertible Notes will not carry any additional fees and expenses, so the entire $1 million investment is netted to the Company. The Subordinated Convertible Notes are subordinated in right of repayment to the Convertible Notes to the Company and mature 91 days subsequent to the Maturity Date of the Convertible Notes. The Subordinated Convertible Notes bear interest at the rate of 8% per annum which shall accrue. Once 2/3 of the Convertible Notes have been repaid, then the Subordinated Convertible Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Convertible Notes and all Equity Conditions of the Convertible Notes are met. The conversion price for the Subordinated Convertible Notes is $0.264 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,920,123 shares of Company common stock. Each warrant has an exercise price of $0.302 per share. On June 30, 2014, we entered into a note amendment with Robert Averill, which extended the maturity date of his $735,000 original principal amount note to the early of December 31, 2014 and the date on which the Company raises $10,000,000 in the aggregate.

We believe that the currently available funds at June 30 , 2014 and internally generated funds will provide sufficient  cash resources for our  current operations, working capital and maintenance capital expenditures though the end of the third quarter of 2014.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and current operations beyond October 1, 2014. No assurances can be given that the Company will be successful in arranging further funding to continue the execution of its business plan including the development and commercialization of new PbC products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Working Capital

At June 30, 2014 working capital was $2.6 million compared to $4.5 million at December 31, 2013.

Cash Flows from Operating Activities

Net cash used in operations for the first six months of 2014 was $2.7 million. Of the net cash used, $3.5 million was used to fund the operation of the business while $0.8 million was provided by operating assets and liabilities. Of the net cash used of $ 2.6 million from the same period in 2013, $2.8 million was used to fund the operations of the business while $0.2 million was provided by operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used by investing activities for of the first six months of 2014 and 2013 was $0.1 million. Investing activities were primarily for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first six months of 2014 and 2013 was $3.5 million. Cash from financing activities is being used to fund ongoing operational requirements, capital expenditures and working capital.

 Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. During 2014, there have been no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2013.

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

RISKS RELATED TO OUR FINANCIAL POSITION

We have a history of operating losses. We expect to incur operating losses in the future and we may never achieve or sustain profitability.

We have historically incurred substantial operating losses, including operating losses of $4.0 million for the six months ended June 30, 2014 and $8.2 million and $8.6 million for the years ended December 31, 2013 and 2012, respectively. At June 30, 2014, we had an accumulated deficit of $105.2 million. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our business, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

Our independent registered public accounting firm’s report for the fiscal year ended December 31, 2013 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our cash requirements to fund our current operations , working capital, and spending, in their report on our audited annual financial statements as of and for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

We are in the early stages of commercialization and our products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market products that are recognized as superior to those currently existing in the marketplace. Most of our potential customers currently use other products using different technology and may be reluctant to change those methods to a new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our PbC battery solution is an attractive alternative to existing products. We will need to demonstrate that our products provide reliable and cost-effective alternatives to existing products. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our technology, potential customers may be required to devote significant time and effort to testing and validating our products. Many factors influence the perception of a new technology, including its use by leaders in the industry. If we are unable to continue to induce these leaders to adopt our technology, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

The sales cycle for our products is lengthy, which makes it difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period. Some potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our products, has varied and can sometimes be several months or longer, which has made it difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our products may fluctuate from time to time due to market and general economic conditions. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.

We will need to raise additional funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We will need to raise additional funds through debt or equity financings in order to complete our ultimate business objectives. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital, strengthen our financial position or to make acquisitions. Our board of directors currently has the ability, without seeking shareholder approval, to issue convertible debt and additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the board of directors may consider sufficient, which may be at a discount to the market price (although if we are successful in gaining our listing on the NASDAQ Capital Markets, shareholder consent will be required for any equity raises and/or debt financings which are convertible into our common stock where the common stock issuable would be 20% or more of our then outstanding common stock). Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of us. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors.

RISKS RELATED TO OUR BUSINESS OPERATIONS

We depend on key personnel, and our business may be severely disrupted if we lose the services of our key senior management, employees, and consultants.

Our business is dependent upon the knowledge and experience of our key scientists, engineers, manufacturing staff and senior management. Given the competitive nature of our industry, there is the risk that one or more of our key scientists or engineers will resign their positions, which could have a disruptive impact on our operations. If any of our key scientists, engineers or senior management do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. We face competition for such personnel. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Our Compensation Committee remains committed to keeping our key team members in place as we move further into our commercialization stage of our PbC product. Currently, all of our key employees have employment contracts that include non-compete provisions.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We commenced our formal commercial launch in the fourth quarter of 2012 and anticipate growth in our business operations. We expect to increase our number of employees further as our business grows. This future growth could create strain on our organizational, administrative and operational infrastructure, including laboratory operations, quality control, customer service and sales and marketing. Our ability to manage our growth properly will require us to continue to improve our operational, financial, and management controls, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new reporting systems. The time and resources required to implement such expansion and systems could adversely affect our decision making and operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality and customer satisfaction.

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

We are subject to stringent federal and state environmental and safety regulation, and we do not cover environmental impairment insurance, so we may suffer material adverse effects if any fines are ever imposed.

We use or generate certain hazardous substances in our research and manufacturing facilities. We are subject to varying regulations including OSHA and CERCLA and state equivalents. We do not carry environmental impairment insurance. We believe that all permits and licenses required for our current business activities are in place. Although we do not know of any material environmental, safety or health problems in our property or processes, there can be no assurance that problems will not develop in the future which could have a material adverse effect on our business, results of operation, or financial condition.

Our products contain hazardous materials including lead, and any discharge could lead to monetary damages and fines.

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

As we sell our products, we may become the subject of product liability claims, and we could face substantial fines which exceed our resources

Due to the hazardous nature of many of the key materials used in the manufacturing of our batteries, the producers of such products may be exposed to a greater number of product liability claims, including possible environmental claims. We currently have domestic general liability insurance up to $1,000,000 per occurrence and $2,000,000 in the aggregate to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business operations. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that as we continue distribution of our products that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay such liability.

We have limited manufacturing experience with respect to our PbC technology, which may translate into cost overruns in manufacturing our products.

We have limited manufacturing experience with respect to production of our commercial PbC negative electrodes in quantities required to achieve our operational goals, and we may not be able to retain a qualified manufacturing staff or effectively manage the manufacturing of our proposed products when we are ready to do so. We began the commercial production of our energy storage devices in the fourth quarter of 2012. As production levels increase, we may experience cost overruns in manufacturing our PbC products, and we may not have sufficient capital in the future to successfully complete such tasks. In addition, we may not be able to manufacture our products because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. These inabilities could cause us to abandon our current business plan and may cause our operations to eventually fail.

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

Many new energy storage technologies have been introduced over the past several years. For certain important and growing international energy storage markets, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of our key target markets will depend upon our success in developing or acquiring these and other technologies, either independently, through joint ventures or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our products will remain competitive with products based on new technologies.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

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

RISKS RELATED TO OUR COMMON STOCK

We have issued a large number of warrants and options, which if exercised would substantially increase the number of common shares outstanding.

On June 30, 2014, we had 221,511,725 shares of common stock outstanding, and (a) we have warrants outstanding that, if fully exercised, would generate proceeds of $6,621,561 and cause us to issue up to an additional 21,668,968 shares of common stock, and (b) we have options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $5,199,831 and result in the issuance of an additional 4,049,148 shares of common stock, and (c) we have  Subordinated Convertible Notes outstanding to purchase common stock that if fully exercised would generate proceeds of $800,000 (excluding interest) and result in the issuance of 3,030,303 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

Historically, we have not paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We intend to retain our future earnings, if any, to fund operational and capital expenditure needs of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Furthermore, future financing instruments may do the same. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders in the foreseeable future.

Our stock price is volatile and there is a risk of litigation.

The trading price of our common stock has in the past and may in the future be subject to wide fluctuations in response to factors such as the following:

•	revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

•	reduced investor confidence in equity markets, due in part to corporate collapses in recent years;

•	speculation in the press or analyst community;

•	wide fluctuations in stock prices, particularly with respect to the stock prices for other technology companies;

•	announcements of technological innovations by us or our competitors;

•	new products or the acquisition of significant customers by us or our competitors;

•	changes in interest rates;

•	changes in investors’ beliefs as to the appropriate price-earnings ratios for us and our competitors;

•	changes in recommendations or financial estimates by securities analysts who track our common stock or the stock of other battery companies;

•	changes in management;

•	sales of common stock by directors and executive officers;

•	rumors or dissemination of false or misleading information, particularly through Internet chat rooms, instant messaging, and other rapid-dissemination methods;

•	conditions and trends in the battery industry generally;

•	the announcement of acquisitions or other significant transactions by us or our competitors;

•	adoption of new accounting standards affecting our industry;

•	general market conditions;

•	domestic or international terrorism and other factors; and

•	the other factors described in this section.

Fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Although no such lawsuits are currently pending against us and we are not aware that any such lawsuit is threatened to be filed in the future, there is no assurance that we will not be sued based on fluctuations in the price of our common stock. Defending against such suits could result in substantial cost and divert management’s attention and resources. In addition, any settlement or adverse determination of such lawsuits could subject us to significant liability.

Future sales of our common stock could depress our stock price.

Sales of a large number of shares of our common stock, or the availability of a large number for sale, could materially adversely affect the per share market price of our common stock and could impair our ability to raise funds in addition offering of our debt or equity securities. In the event that we propose to register shares of common stock under the Securities Act of 1933 for our own account, certain shareholders are entitled to receive notice of that registration to include their shares in the registration, subject to limitations described in the agreements granting these rights.

We have applied for listing of our common stock and the warrants on the NASDAQ Capital Market. If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

We expect that our common stock will be eligible to be quoted on the NASDAQ Capital Market. For our common stock to be listed on the NASDAQ Capital Market, we must meet the current NASDAQ Capital Market listing requirements. If we were unable to meet these requirements, including but not limited to requirements to obtain shareholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock, our common stock could be delisted from the NASDAQ Capital Market. If our common stock were to be delisted from the NASDAQ Capital Market, our common stock could continue to trade on the over-the-counter bulletin board following any delisting from the NASDAQ Capital Market, or on the Pink Sheets, as the case may be. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.58	Executive Employment Agreement of David DiGiacinto (1)

10.59	Executive Employment Agreement of Thomas Granville (1)

10.60	Consulting Agreement of Charles Trego (1)

10.61	Amended Note dated June 30, 2014 (2)

10.62	Security Agreement, dated June 30, 2014 (2)

10.63	Form of Warrant Exchange Agreement, dated August 1, 2014 (3)

(1)	Incorporated by reference from our Current Reports on Form 8-K filed with the SEC on July 8, 2014
(2)	Incorporated by reference from our Current Reports on Form 8-K filed with the SEC on July 31, 2014
(3)	Incorporated by reference from our Current Reports on Form 8-K filed with the SEC dated August 1, 2014

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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

AXION POWER INTERNATIONAL, INC.

/s/ David DiGiacinto
David DiGiacinto,
Principal Executive Officer Dated: August 14, 2014

/s/ Charles Trego
Charles Trego, Principal Financial Officer
Dated August 14, 2014

