Form 10-Q
period 2014-09-30
Axion Power International, Inc.
filed 2014-11-13
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

  FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at November 7, 2014
Common Stock, $0.005 par value	7,137,331

1

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2014	December 31, 2013

ASSETS

Cash and cash equivalents	$604,533	$1,169,093
Restricted cash	-	3,780,341
Accounts receivable, net	65,220	562,583
Other current assets	299,297	281,055
Inventory, net	1,474,377	2,250,637
Total current assets	2,443,427	8,043,709

Property & equipment, net	5,718,633	6,698,536
Other receivables	-	29,000

Total Assets	$8,162,060	$14,771,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$675,098	$420,337
Other liabilities	254,740	352,857
Note payable	104,777	104,777
Accrued interest	30,257	52,001
Subordinated convertible notes, net of discount	632,786	583,574
Senior convertible notes, net of discount	-	2,046,948
Total current liabilities	1,697,658	3,560,494

Deferred revenue	670,124	922,362
Note payable	133,857	219,722
Derivative liability senior warrants	-	518,433
Total liabilities	2,501,639	5,221,011

Stockholders’ Equity
Convertible preferred stock –250,000 shares designated no shares issued and outstanding	-	-
Common stock-7,000,000 shares authorized $0.005 par value per share 5,017,793 shares issued & outstanding (3,608,028 in 2013)	25,061	18,039
Additional paid in capital	113,686,774	106,302,018
Retained earnings (deficit)	(107,799,801)	(96,518,212)
Cumulative foreign currency translation adjustment	(251,613)	(251,611)
Total Stockholders’ equity	5,660,421	9,550,234

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$8,162,060	$14,771,245

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPRHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$319,463	$2,185,699	$4,529,387	$7,111,812
Cost of tangible goods sold	545,752	2,117,965	4,787,461	6,911,256
Cost of goods sold idle capacity	363,086	411,559	1,216,933	1,362,568
Gross Loss	(589,375)	(343,825)	(1,475,007)	(1,162,012)

Research and development expense	449,039	550,966	1,475,920	1,610,687
Selling, general and administrative expense	983,712	1,213,020	3,489,668	3,325,800
Other (income) expense	(3,937)	3,836	(62,971)	(321,159)
Operating loss	(2,018,189)	(2,111,647)	(6,377,624)	(5,777,340)

Change in value of senior warrants, loss (gain)	511,520	(535,926)	2,125,576	(2,091,222)
Change in value conversion feature senior notes, (gain)	-	(112,750)	(32)	(1,504,597)
Debt discount amortization expense	81,286	1,333,470	928,145	2,051,198
Interest expense, note payable	5,271	4,064	15,096	15,551
Extinguishment loss on senior notes conversion	-	1,087,822	1,192,189	1,283,322
Derivative revaluations (income)	-	-	-	(1,217)
Interest on convertible notes	26,631	793,521	642,991	1,132,700
Income (loss) before income taxes	(2,642,897)	(4,681,848)	(11,281,589)	(6,663,075)

Income taxes	-	-	-	-
Net Income (loss)	(2,642,897)	(4,681,848)	(11,281,589)	(6,663,075)

Foreign Currency Translation adjustment	-	-	(2)	(64)
Comprehensive Income(Loss)	$(2,642,897)	$(4,681,848)	$(11,281,591)	$(6,663,139)

Loss per share
Basic and diluted net loss per share	$(0.55)	$(2.00)	$(2.55)	$(3.00)

Weighted average common shares outstanding	4,800,652	2,658,582	4,421,617	2,298,563

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

  (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities

Net loss	$(11,281,589)	$(6,663,075)

Adjustments to reconcile deficit accumulated for noncash items
Depreciation expense	1,087,022	1,128,200
Derivative revaluations (gain)	-	(1,217)
Change in value of senior warrants, loss (gain)	2,125,576	(2,091,222)
Change in value conversion feature senior notes, (gain)	(32)	(1,504,597)
Debt discount amortization expense	861,215	2,051,198
Interest accrued , convertible notes	519,277	727,217
Extinguishment loss on senior notes conversion	1,325,839	1,283,318
Amortization deferred finance costs	66,930	379,482
Net (gain) on sale of assets	(3,935)	-
Warrants issued for placement agent fees	63,366	-
Stock based compensation expense	116,598	168,244

Changes in operating assets & liabilities
Accounts receivable, net	497,363	441,362
Other current assets	(85,174)	(89,298)
Inventory, net	776,260	(415,839)
Accounts payable	254,761	17,100
Other current liabilities	(100,398)	(8,748)
Accrued interest	44,305	32,001
Deferred revenue	(252,238)	(254,950)
Cash (used) by operating activities	(3,984,854)	(4,800,824)

Investing Activities
Other receivables	29,000	9,000
Proceeds from sale of asset	4,000	-
Capital expenditures	(107,180)	(151,570)
Cash (used) by investing activities	(74,180)	(142,570)

Financing Activities
Repayment of note payable	(85,865)	(92,474)
Proceeds from senior and subordinated convertible notes	-	10,000,000
Repayment of subordinated convertible note	(200,000)	-
Payment of debt issuance costs	-	(485,735)
Amount provided from (deposited into) restricted cash account	3,780,341	(5,420,901)
Cash provided by financing activities	3,494,476	4,000,890
Net (decrease) in cash and cash equivalents	(564,558)	(942,504)
Effect of exchange rate on cash	(2)	(64)
Cash and cash equivalents – beginning	1,169,093	2,004,391
Cash and cash equivalents – ending	$604,533	$1,061,823

Supplemental Schedule of Cash Flow Information:
Cash paid for interest:	$32,319	$15,551

Supplemental Schedule of Non Cash Investing and Financing Activities:
Interest accrued converted into debt principal	$66,049	-
Common stock issued for principal payments on senior notes	$2,725,000	$3,075,000
Common stock issued in exchange for senior warrants	$2,644,000	-

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

1.	Financial Statements

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, statements of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Axion Power International, Inc. (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2013. The results of income and comprehensive income for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results of income and comprehensive income for the Company’s 2014 calendar year.

Certain amounts for the results of income and comprehensive income for the three and nine month periods ending September 30, 2013 have been revised to conform to the current year’s presentation.

On July 7, 2014 our shareholders approved a reverse stock split of our common stock, in a ratio determined by our board of directors, of not less than 1-for-20 nor more than 1-for-50. All warrant, option, share and per share information in this Form 10-Q gives retroactive effect for a 1-for-50 split with all numbers rounded up to the nearest whole share. Our stock split was effected and started trading giving effect to the reverse split on September 8, 2014.

2.	New Accounting Pronouncements

In August 2014, the FASB issued Accounting standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The effective date was delayed until annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change. ASU No. 2014-15 affects all companies and nonprofits and early application is allowed.

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

The aforementioned standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

3.	Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials and components	$699,933	$1,073,034
Work in process	78,488	1,235,029
Finished goods	915,738	163,228
Inventory reserves	(219,782)	(220,654)
	$1,474,377	$2,250,637

Inventory reserves include a provision for inventory valuation and obsolescence.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Warrants outstanding at December 31, 2013	416,529	$15.19	5.0
Granted	22,951	15.10	5.0
Exercised	-	-	-
Converted to shares of common stock	(345,622)	-	-
Forfeited or lapsed	(545)	26.50	-
Warrants outstanding at September 30, 2014	93,313	$15.44	3.9

As of September 30, 2014, there are 93,313 warrants outstanding, of which 368 are exercisable.

5.	Stock Based Compensation

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

The stock-based compensation expense was $116,598 of which $71,664 was for director’s compensation in lieu of cash, for the nine months ended September 30, 2014 and had no impact on the diluted net loss per share.

Outstanding compensatory options consist of the following:

		Weighted Average
	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	103,847	$60.71	$20.85	2.0	$-
Granted	54,000	8.24	4.05	5.1	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(21,425)	59.50	19.05	-	-
Options outstanding at September 30, 2014	136,422	$40.14	$14.48	4.1	$-
Options exercisable at September 30, 2014	90,275	$56.12	$19.75	3.0	$-

All non-vested compensatory stock options consist of the following:

	All Options
	Shares	Weighted Average Fair Value
Options subject to future vesting at December 31, 2013	39,259	$12.00
Granted	54,000	4.05
Options forfeited or lapsed	(21,425)	19.05
Options vested	(25,687)	7.08
Options subject to future vesting at September 30, 2014	46,147	$4.16

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

As of September 30, 2014, there was $212,416 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 3.0 years. The total fair value of options which vested during the nine months ended September 30, 2014 was $181,789

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

If the Company had generated earnings during the nine months ended September 30, 2014 and 2013, the Company would have added 220,182 and 62,247 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.	Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes (the “Senior Notes”) due on February 8, 2015 and warrants (the “Senior Warrants”) to various institutional investors (“Investors”). At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6,000,000 balance of the gross proceeds from the sale of Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts were permitted (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the closing date until there are no more funds in the control accounts.  The Senior Warrants associated with the Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of the end of the second quarter, 2014, all of the proceeds have been released, and the note holders have converted all amounts due under the note into shares of the company’s stock.

On August 1, 2014, the Company entered into warrant exchange agreements (“Warrant Exchange Agreements”) with the holders (“Senior Warrant holders”) of the senior warrants issued in conjunction with the Company’s May 7, 2013 senior convertible note financing (“Senior Warrants”). Pursuant to the Warrant Exchange Agreements, the Senior Warrant holders exchanged all of their Senior Warrants for shares of the Company’s common stock (“Shares”) at a ratio of 1.7 Shares for each Senior Warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Pursuant to the Warrant Exchange Agreements, the Senior Warrant holders agreed to the following limitations on the resale of the Shares:

•	Through October 31, 2014, each Senior Warrant holder may only sell, pledge, assign or otherwise transfer up to 10% of the number of Shares issued to it.

•	From November 1, 2014 through January 31, 2015, each Senior Warrant holder may sell, pledge, assign or otherwise transfer up to an additional 25% of the number of Shares issued to it (up to an aggregate of 35% inclusive of the 10% set forth in the bullet point above).

•	Through January 31, 2015, each Senior Warrant holder may not sell Shares during any trading day in an amount, in the aggregate, exceeding 15% of the composite aggregate share trading volume of the Company’s common stock measured at the time of each sale of securities during such trading day as reported on Bloomberg.

•	However, each Senior Warrant holder may sell Shares in excess of those permitted under the bullet points above on any trading day on which the VWAP for the Company’s Common Stock for the preceding trading day is at least $9.50 or less than $1.00.

The Warrant Exchange Agreements contain customary covenants regarding maintenance by the Company of current reporting status under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. The Warrant Exchange Agreements also reference the Company’s reverse stock split and contain provision for adjustment of share and share price adjustments pro rata with the amount of the reverse stock split. The Warrant Exchange Agreements affect all of the warrants to purchase 345,622 shares of the Company’s common stock issued in conjunction with the May 2013 senior convertible note financing.

Placement Agent Warrants

Upon the closing of the issuance of the Senior Notes and Senior Warrants, the Company issued 18,180 warrants to its placement agent and is obligated to issue additional warrants when and if the Company receives further proceeds from the sale of the Senior Notes and Senior Warrants which are currently being held in the control accounts described above. The initial placement agent warrants have been recognized as additional financing fees and are being amortized over the life of the Senior Notes. These warrants were determined not to be derivative instruments, and as such they have been recorded as equity. The fair value of the initial issuance of 18,180 placement agent warrants was estimated to be $144,000 using the Black-Scholes model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero. The total number of warrants issued as of September 30, 2014 is 54,541.

Subordinated Convertible Notes and Subordinated Warrants

 Simultaneously with the closing of the $9,000,000 million principal amount Senior Note transaction, the Company sold $1,000,000 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. All but one Subordinated convertible note holder have verbally agreed to waive the aforementioned 2/3 conversion or prepaid provision. The conversion price for the Subordinated Notes is $13.20 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 38,403 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $15.10 per share.

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

The relative value of the warrants to the note was $263,000, which was the amount recorded as a debt discount.

The balance at September 30, 2014 related to the Subordinated Notes was comprised of:

Convertible notes payable, related and unrelated parties at December 31, 2013	$1,000,000
Unamortized Debt discount	(233,263)
Conversion of accrued interest to principle	66,049
Repayment of Subordinated notes	(200,000)
Ending Balance at September 30, 2014	$632,786

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Fair Value Disclosure

The Company had one Level 3 financial instrument, Senior Warrants.  The Senior Warrants were evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants is estimated using the Monte Carlo simulation model. On August 1, 2014 the Senior Warrants were converted into shares of commons stock.

8.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2014 the Company’s working capital was $0.7 million.  The financial resources of the Company, inclusive of the net proceeds of the consummated underwritten public offering as disclosed in Footnote 9 – Subsequent Events, will not provide sufficient funds for the Company’s operations beyond September 30, 2015, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond September 30, 2015. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

9.	Subsequent events

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 1,875,000 shares of common stock ("Common Stock"), together with Series A warrants to purchase 1,875,000 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $3.25.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $3.25 per share of Common Stock. The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 281,250 additional shares of Common Stock and/or up to 281,250 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

Effective as of November 1, 2014 (and dated November 5, 2014), the Company entered into an employment contract with Charles Trego as its Chief Financial Officer pursuant to a written Executive Employment Agreement (the “Executive Employment Agreement”). The following summarizes the material terms of the Employment Agreement:

•	The term of the Employment Agreement began effective as of November 1, 2014 and continues until October 31, 2016;

•	Mr. Trego will receive an annual salary of $225,000 during the term of the Executive Employment Agreement and a car allowance of $750.00 per month;

•	Mr. Trego will receive a stipend of $22,500 on the first and second anniversaries of the date of the Executive Employment Agreement, respectively, if he is still employed by the Company in such capacity on the first anniversary date, and on the second anniversary date, if he has an agreement to continue as the Chief Financial Officer of the Company for at least six months subsequent to the second anniversary date;

•	Mr. Trego was granted options to purchase 40,000 shares of our common stock with an exercise price of $3.00 per share, with 10,000 options vesting on the date of the Nonqualified Stock Purchase Option Agreement ( “Stock Option Agreement”) and then vesting at a rate of 1,250 shares per month over the term of the Stock Option Agreement; and

•	In connection with the Executive Employment Agreement, Mr. Trego signed an agreement regarding confidential information and non- competition (the “Non-Competition Agreement”) whereby Mr. Trego and the Company agree, for a period of two years after the termination of Mr. Trego’s employment with the Company, that:

°	Mr. Trego will not render services to Conflicting Organizations (as defined therein) or with respect to Conflicting Products (as defined therein) without written assurances to the Company that such services will not be rendered in connection with any Conflicting Product;

°	If, within one month after the termination of Mr. Trego’s employment with the Company, he is unable to find employment due solely to the Non-Competition Agreement, the provisions of the Non-Competition Agreement will continue in effect so long as the Company continues to pay Mr. Trego an amount equal to his base pay at the time of his termination (the “Termination Payments”). The Termination Payments will continue for a period of 23 months or until the Company gives Mr. Trego written permission to accept conflicting employment or a written waiver of the provisions of the Non-Competition Agreement; and

°	If, after the termination of Mr. Trego’s employment with the Company, he accepts other employment but due solely to the Non- Competition Agreement his gross monthly income in such other employment is less than his base pay at termination, the Company will pay Mr. Trego the difference between his base pay at termination and his gross monthly income in such other employment.

The foregoing description of the Executive Employment Agreement does not purport to be a complete statement of the Company’s or Mr. Trego’s rights under the Executive Employment Agreement and is qualified in its entirety by reference to the full text of the Executive Employment Agreement. In connection therewith, Mr. Trego’s July 1, 2014 consulting agreement with the Company terminated effective as of November 1, 2014.

Salary Deferral Agreements:

Effective October 4, 2014 for David DiGiacinto (signed November 4, 2014), and November 1, 2014 for Charles Trego (signed November 5, 2014), Phillip Baker (signed November 4, 2014) and Vani Dantam (signed November 6, 2014), the Company’s four most highly compensated employees entered into salary deferral agreements with the Company pursuant to which each agreed to defer portions of their salary for one year from the date of effectiveness of the salary deferral agreement, as set forth on the table below. The deferred portions of the salaries are to be paid to each such employee by the earlier of December 31, 2015 and the occurrence of one of the following events: (i) consummation by the Company of any subsequent financing transactions with at least

$6,000,000 in gross proceeds in the aggregate; (ii) a change in control of the Company or (iii) a sale of all or substantially all of the assets of the Company. The amount of salary deferral for each executive is set forth in the table below:

Employee Name	Effective Date of Deferral	Amount of Deferral

David DiGiacinto	October 4, 2014	$ 162,500
Charles Trego	November 1, 2014	$ 50,000
Phillip Baker	November 1, 2014	$ 39,800
Vani Dantam	November 1, 2014	$ 45,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Axion Power International, Inc. has been a company whose primary purpose was to develop, design, manufacture, source related components and sell advanced energy storage devices and components that are based on our patented PbC technology.

In the third quarter of 2014, we determined that the most efficient use of our resources is to operate as a technology-based enterprise to promote and market our proprietary PbC technology and to streamline manufacturing efforts to focus on our total lead-activated carbon negative electrode.

In the fourth quarter of 2014, we are taking steps to evaluate and implement the staged phase out of the manufacturing of batteries and the redirection of our efforts toward carbon electrode manufacturing at our Clover Lane facility. We also continue developing third party PbC battery suppliers, and selling energy storage systems. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence. It is our primary goal to become the leading supplier of carbon electrode assemblies for the global lead – acid battery industry.

Net sales have historically been derived from the sale of lead-acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead-acid batteries; sales of PbC batteries and PbC energy storage components, devices and systems. Advanced batteries using our PbC technology have been manufactured primarily through the use of activated carbon as an alternative to lead in the battery’s negative electrode and have application in energy system storage functions.

•	Net sales are derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries: sales of PbC batteries and PbC energy storage components and devices and from the sales of products related to advanced battery applications for our PbC technology.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the three and nine months ending September 30, 2014, as was $363,086 and $1,216,933, respectively. We have reclassified amounts identified as “idle capacity” for the three and nine months ending September 30, 2013, as $411,559 and $1,362,568, respectively, and have reported such as part of cost of goods sold – idle capacity.

•	Research and development expenses include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included are materials consumed in the production of pilot plant production and our engineering activities.

•	Selling, general and administrative expenses include business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

Results of Operations:

In the first quarter of 2014, we installed batteries, racks, BMS, controller, wiring and miscellaneous equipment at the New Jersey location of our 500 kilowatt system being installed with our strategic partner. It is expected that this unit will participate daily in the PJM frequency regulation market in accordance with our model. Based upon our model and past PJM records –this 500 kilowatt installation will provide the owner with at least $9,000 per month (net after expense) in frequency regulation revenue, which is in addition to the storage and emergency back- up capability the PowerCube is expected to provide.

The PowerCube is a highly mobile energy storage system that can be configured to deliver up to one megawatt of power for 24 minutes or 100 kilowatts of power for 4.6 hours. Our onsite PowerCube services the PJM frequency regulation market. PJM is a regional transmission organization that coordinates the movement of wholesale electricity to more than 60 million consumers in all or parts of 13 states and the District of Columbia. We provide this frequency regulation through our curtailment services provider (an entity which provides power services on demand to utilities) – Viridity Energy. We commission our onsite PowerCube in November 2011, and it continues to function on a daily basis and serve as a real world demonstration unit. Potential customers visit our project site and can observe the ”real time” screens that show our Cube responding to, and closely following, the PJM REG-D signal. This has been very helpful to us in explaining our technology and model and in providing a real world proof of application.

During the second quarter of 2014, this same New Jersey customer delivered a preliminary purchase order to us for four additional 500 kilowatt PowerCube units designed to provide frequency regulation to PJM in a range covering 500 kilowatts up and 500 kilowatts down. This follow on order is further validation of their belief in our PbC product and our frequency regulation model. This purchase order is the next step in our planned partnership that is expected to include multiple – like sized – 500 kilowatt units in and out of New Jersey. In addition, our partnership is planning larger sized PowerCubes (1megawatt and beyond) in both New Jersey and in other states that have very competitive solar renewable energy credits and other incentives. In a separate initiative with potential new investors, we continue to pursue site selection for multi mega-watt systems that would service the frequency regulation market. Our 1.25 megawatt (or any multiple thereof) building block is an appropriate size for this market.

With regard to our development of smaller scale PowerCuber, in the first quarter of 2014, we sold, installed and subsequently fully commissioned a 10 kilowatt miniCube unit complete with a 12 kilowatt solar array. This unit was installed for a private individual in New Castle and will provide us with additional information about our smaller applications that might be tied to solar and islanded or be grid tied. It will also provide data on the system’s use as an electric vehicle charging station. This is one of our offshore initiatives, so we are very interested in that charging station data. Currently the owner is using that system to charge his all electric sports car and to net meter.

Our work with ePower Engine Systems, which is a third party entity which develops and markets auxiliary power systems for trucks, continues in accordance with our business plan. We continue to pursue the ePower series hybrid system that incorporates PbC batteries through 56 battery strings in Series 8 heavy duty 18 wheel trucks.

ePower recently purchased four trucks for conversion to their series hybrid system and we have been issued a purchase order to provide 56 batteries per truck. The conversion of these trucks will allow ePower to continue their progress in improving fuel economy on a mile per gallon basis. Their testing has shown that the system has the ability to reduce emissions of all types, which assists in compliance with U.S. government’s regulatory initiatives in this area.

Effective as of July 1, 2014, Thomas Granville resigned as our Chief Executive Officer and Chairman of the Board due to certain unanticipated adverse health concerns. He will remain one of our directors and will also remain as an employee as Special Assistant to the CEO. Effective August 3, 2014, Mr. Granville resigned as a director and will transition to a consulting role with us.

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

On August 1, 2014, we entered into warrant exchange agreements with the holders of the senior warrants issued in conjunction with our May 7, 2013 senior convertible note financing. Pursuant to the warrant exchange agreements, the holders exchanged all of these warrants for shares of our common stock at a ratio of 1.7 shares (pre 1:50 reverse split) for each warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Warrants to purchase 345,623 shares of our common stock were exchanged for 587,558 shares of our common stock.

In an event subsequent to the end of our third quarter of 2014 , effective October 29, 2014, the Company consummated an underwritten public offering consisting of 1,875,000 shares of common stock ("Common Stock"), together with Series A warrants to purchase 1,875,000 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $3.25.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $3.25 per share of Common Stock. The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 281,250 additional shares of Common Stock and/or up to 281,250 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

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

Financing Activities

On February 3, 2012, we completed a registered direct common stock offering providing gross proceeds of approximately $9.4 million and net proceeds were approximately $8.6 million after the expenses of the offering and placement fees. In May 2013, we entered into a $9.0 million private placement of senior and $1.0 million subordinated convertible notes for which we received approximately $2.76 million in net proceeds at closing from the senior convertible note, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000 in related expenses were paid out of the proceeds at closing. Also at closing, $6.0 million was placed into a restricted account; amounts were to be released from the account for our use in 12 equal monthly installments. At each funds release, we were to receive approximately $460,000 in net proceeds, after deducting our placement agent’s fee of $40,000. As of June 30, 2014, all funds had been received, and the senior convertible notes had been converted in full. With respect to the subordinated convertible notes, we received the entire $1.0 million principal amount at closing. As of June 30, 2014, $200 thousand of the subordinated convertible notes had been repaid.

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 1,875,000 shares of common stock ("Common Stock"), together with Series A warrants to purchase 1,875,000 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $3.25.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $3.25 per share of Common Stock. The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 281,250 additional shares of Common Stock and/or up to 281,250 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

Award Activities: Grants and Contracts

There was no other grant activity in 2013 or the first nine months of 2014.

Summarized selected financial data for the three months ended September 30, 2014 and 2013:

	2014	2013	Change	% Change
Net sales	$319,463	$2,185,699	$(1,866,236)	(85.4)
Cost of tangible goods sold	545,752	2,117,965	(1,572,213)	(74.2)
Cost of goods sold – idle capacity expense	363,086	411,559	(48,473)	(11.8)
Gross loss	(589,375)	(343,825)	(245,550)	(71.4)

Research and development expenses	449,039	550,966	(101,927)	(18.5)
Selling, general and administrative expenses	983,712	1,213,020	(229,308)	(18.9)
Other (income)	(3,937)	3,836	7,773	200.2
Operating loss	(2,018,189)	(2,111,647)	93,458	4.4

Change in value senior warrants, (gain)	511,520	(535,926)	1,047,446	195.4
Change in value, conversion feature senior note, loss (gain)		(112,750)	112,750	100.0
Debt discount on amortization expense	81,286	1,333,470	(1,252,184)	(93.9)
Interest expense, note payable	5,271	4,064	1,207	29.7
Extinguishment loss on senior notes conversion	-	1,087,822	(1,087,822)	(100.0)
Derivative revaluations (income)	-	-	-
Interest on convertible notes	26,631	793,521	(766,890)	(96.6)
(Loss) income before income taxes	$(2,642,897)	$(4,681,848)	$2,038,951	43.6

Reconciliation of net loss to EBITDA

	2014	2013	Change	% Change
GAAP (Loss) before income taxes	$(2,642,897)	$(4,681,848)	$2,038,951	43.6
Change in value senior warrants, (gain)	511,520	(535,926)	1,047,446	195.4
Change in value, conversion feature senior notes, (gain)	-	(112,750)	112,750	100.0
Debt discount on amortization expense	81,286	1,333,470	(1,252,184)	(93.9)
Interest expense, note payable	5,271	4,064	1,207	29.7
Extinguishment loss on senior notes conversion	-	1,087,822	(1,087,822)	(100.0)
Derivative revaluations (income)	-	-	-
Interest on convertible notes	26,631	793,521	(766,890)	(96.6)
Depreciation expense	349,319	381,185	(31,866)	(8.4)
Share based compensation expense	39,061	35,275	3,786	10.7
EBITDA (1)	$(1,629,809)	$(1,695,187)	$65,378	3.9

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

Summarized selected financial data for the nine months ended September 30, 2014 and 2013:

	2014	2013	Change	% Change
Net sales	$4,529,387	$7,111,812	$(2,582,425)	(36.3)
Cost of tangible goods sold	4,787,461	6,911,256	(2,123,795)	(30.7)
Cost of goods sold idle – capacity expense	1,216,933	1,362,568	(145,635)	(10.7)
Gross loss	(1,475,007)	(1,162,012)	(312,995)	(26.9)

Research and development expense	1,475,920	1,610,687	(134,767)	(8.4)
Selling, general and administrative expense	3,489,668	3,325,800	163,868	4.9
Other (income )	(62,971)	(321,159)	258,188	79.4
Operating loss	(6,377,624)	(5,777,340)	$(600,284)	(10.4)

Change in value senior warrants, loss (gain)	2,125,576	(2,091,222)	4,216,798	201.6
Change in value, conversion feature senior notes, gain	(32)	(1,504,597)	1,504,565	100.0
Debt discount on amortization expense	928,145	2,051,198	(1,123,053)	(54.8)
Interest expense, note payable	15,096	15,551	(455)	(2.9)
Extinguishment loss on senior notes conversion	1,192,189	1,283,322	(91,133)	(7.1)
Derivative revaluations (income)	-	(1,217)	1,217	200.0
Interest on convertible notes	642,991	1,132,700	(489,709)	(43.2)
Loss before income taxes	$(11,281,589)	$(6,663,075)	$(4,618,514)	(69.3)

Reconciliation of net loss to EBITDA

	2014	2013	Change	% Change
GAAP Loss before income taxes	$(11,281,589)	$(6,663,075)	$(4,618,514)	(69.3)
Change in value senior warrants, loss (gain)	2,125,576	(2,091,222)	4,216,798	201.6
Change in value, conversion feature senior notes, loss ( gain)	(32)	(1,504,597)	1,504,565	100.0
Debt discount on amortization expense	928,145	2,051,198	(1,123,053)	(54.8)
Interest expense, note payable	15,096	15,551	(455)	(2.9)
Extinguishment loss on senior notes conversion	1,192,189	1,283,322	(91,133)	(7.1)
Derivative revaluations	-	(1,217)	1,217	200.0
Interest on convertible debt	642,991	1,132,700	(489,709)	(43.2)
Depreciation expense	1,087,022	1,128,200	(41,178)	(3.6)
Share based compensation expense	116,598	168,244	(51,646)	(30.7)
EBITDA (1)	$(5,174,004)	$(4,480,896)	$(693,108)	(15.5)

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

Summary of Condensed Consolidated Operations for the three and nine months ended September 30, 2014 compared with the same periods in 2013

Net Sales

 Net sales for the three months ended September 30, 2014 were $0.3 million compared to $2.2 million for the same period in 2013. Net sales for the nine months ended September 30, 2014 were $4.5 million compared to $7.1 million for the same period in 2013. We had one customer that accounted for approximately 76% of net sales for the nine months ended September 30, 2014 as compared to 88% and 88% of net sales for the three and nine months ended September 30, 2013, respectively. The decrease in net sales is due to the end of a series of orders for unbranded flooded lead–acid batteries with the purchaser carrying the cost of inventory and providing the raw materials for production.  The long anticipated decrease in business with aforementioned purchaser was initiated in the middle of the second quarter of 2014 and does impact the comparability of our 2014 third and fourth quarter and full year reporting periods compared with 2013 for the sale of our non-flooded lead-acid batteries. We do not plan to replace this purchaser with other lead-acid business and will instead be focusing our energies on our PbC business.

Cost of Tangible Goods Sold

Costs of tangible goods sold for the three months ended September 30, 2014 were $0.5 million compared to $2.1 million for the same period in 2013. Costs of tangible goods sold for the nine months ended September, 2014 were $4.8 million compared to $6.9 million for the same period in 2013. The decrease in cost of sales was commensurate with the decrease in net sales.

Cost of Goods Sold – Idle Capacity

The cost of goods sold idle-capacity for the three month period ended September 30, 2014 and September 30, 2013 was $0.4 million. The cost of goods sold idle-capacity for the nine months ended September 30, 2014 was $1.2 million and $1.4 million for the nine months ended September 30, 2013.

Gross Loss

Gross loss for the three months ended September 30, 2014 was $0.6 million compared to $0.3 million for the same period in 2013. Gross loss for the nine month ended September 30, 2014 was $1.5 million compared to $1.2 million for the same period in 2013.

Research and Development Expenses

Research and development expenses were $0.4 million for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013. Research and development expenses for the nine months ended September 30, 2014 were $1.5 million compared to $1.6 million for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended September 30, 2014 were $1.0 million compared to $1.2 million for the three months ended September 30, 2013. The decrease in expense for the three months period was due to a decrease for placement agent fees. Selling, general and administrative expenses for nine months ended September 30, 2014 were $3.5 million compared to $3.3 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expense was due primarily to placement agent fees associated with restricted funds released in the first six months of 2014.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through September 30, 2014, we have generated revenue from operations that was not significant enough to produce an operating profit.

On May 8, 2013, we consummated the sale of our Senior Convertible Notes (“Convertible Notes”) and Warrants issued by the Company (“Warrants”) with gross proceeds of $9 million to us. At Closing, we received cash proceeds of $3 million and had deposited an additional $6 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Convertible Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the Effective Date commencing on the 60th day after the Effective Date until there are no more funds in the control accounts.  The Convertible Notes bear interest at 8% per annum and are convertible into shares of our Common Stock at an initial per share conversion price of $13.20 subject to certain adjustments.  The Warrants entitle the holders of the Warrants to purchase, in aggregate, 345,622 million shares of our common stock. The five year Warrants will be exercisable at an exercise price equal to $15.10, subject to certain adjustments.

We received approximately $2.76 million in net proceeds at the May 8 2013, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000, and were paid out of the proceeds at Closing. As of the end of the second quarter, 2014, all funds have been released from the control accounts.

Simultaneously with the Closing of the $9 million financing transaction, the Company sold $1 million principal amount of Subordinated Convertible Notes to investors consisting of management and directors of the Company and one accredited individual investor. The sale of the Subordinated Convertible Notes will not carry any additional fees and expenses, so the entire $1 million investment is netted to the Company. The Subordinated Convertible Notes are subordinated in right of repayment to the Convertible Notes to the Company and mature 91 days subsequent to the Maturity Date of the Convertible Notes. The Subordinated Convertible Notes bear interest at the rate of 8% per annum which shall accrue. Once 2/3 of the Convertible Notes have been repaid, then the Subordinated Convertible Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Convertible Notes and all Equity Conditions of the Convertible Notes are met. The conversion price for the Subordinated Convertible Notes is $13.20 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 38,403 shares of Company common stock. Each warrant has an exercise price of $15.10 per share. On June 30, 2014, we entered into a note amendment with Robert Averill, which extended the maturity date of his $735,000 original principal amount note to the early of December 31, 2014 and the date on which the Company raises $10,000,000 in the aggregate. As we did not raise the $10,000,000 amount we have not repaid this note out of offering proceeds, and it remains due on December 31, 2014. We are currently exploring various alternatives for meeting this obligation without sacrificing cash flow to operate our business.

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 1,875,000 shares of common stock ("Common Stock"), together with Series A warrants to purchase 1,875,000 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $3.25.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $3.25 per share of Common Stock. The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 281,250 additional shares of Common Stock and/or up to 281,250 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

The financial resources of the Company, inclusive of the net proceeds of the October 29, 2014 consummated underwritten public offering , will not provide sufficient funds for the Company’s operations beyond September 30, 2015, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond September 30, 2015. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Working Capital

At September 30, 2014 working capital was $0.7 million compared to $4.5 million at December 31, 2013.

Cash Flows from Operating Activities

Net cash used in operations for the first nine months of 2014 was $4.0 million. Of the net cash used, $5.1 million was used to fund the operations of the business while $1.1 million was provided by operating assets and liabilities. Of the net cash used of $ 4.8 million from the same period in 2013, $4.5 million was used to fund the operations of the business while $0.3 million was used by operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used by investing activities for the periods of the first nine months of 2014 and 2013 were $0.1 million. Investing activities were primarily for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the first nine months of 2014 was $3.5 million. Investing activities provided $4.0 million for the nine months ended September 30, 2013. The primary driver of the net funds provided by financing resulted from the sake of senior and subordinated convertible notes in May of 2013 as more fully described in Liquidity and Capital Resources.

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

Except as set forth below, our Risk Factors have not changed since those set forth in our Form 10-Q for the quarter ended Jun 30, 2014, and we refer you to those Risk Factors for a further discussion of the risks involving in investing in our securities.

RISKS RELATED TO OUR FINANCIAL POSITION

We have a history of operating losses. We expect to incur operating losses in the future and we may never achieve or sustain profitability.

We have historically incurred substantial operating losses, including operating losses of $6.4 million for the nine months ended September 30, 2014 and $8.2 million and $8.6 million for the years ended December 31, 2013 and 2012, respectively. At September 30, 2014, we had an accumulated deficit of $107.8 million. These losses have had, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our business, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

Our independent registered public accounting firm’s report for the fiscal year ended December 31, 2013 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our cash requirements to fund our current operations, working capital, and spending, in their report on our audited annual financial statements as of and for the year ended December 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to enter into critical contractual relations with third parties.

RISKS RELATED TO OUR COMMON STOCK

We have issued a large number of warrants and options, which if exercised would substantially increase the number of common shares outstanding.

On September 30, 2014, we had 5,017,793 shares of common stock outstanding, and (a) we have warrants outstanding that, if fully exercised, would generate proceeds of $1,440,295 and cause us to issue up to an additional 93,313 shares of common stock, and (b) we have options outstanding to purchase common stock that, if fully exercised, would generate proceeds of $5,475,351 and result in the issuance of an additional 136,422 shares of common stock, and (c) we have  Subordinated Convertible Notes outstanding to purchase common stock that if fully exercised would generate proceeds of $800,000 (excluding interest) and result in the issuance of 50,606 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6.	EXHIBITS

10.58	Executive employment agreement of David DiGiacinto (1)

10.59	Executive employment agreement Thomas Granville (1)

10.60	Executive consulting agreement Charles Trego (1)

10.61	Amended Note dated June 30, 2014 (2)

10.62	Security Agreement, dated June 30, 2014

10.63	Form of Warrant Exchange Agreement, dated August 1, 2014 (3)

10.64	Executive Employment Agreement, effective as of November 1, 2014, between Charles Trego and the Company (4)

10.65	Salary Deferral Agreements for David DiGiacinto, Charles Trego, Phillip Baker and Vani Dantam (4)

(1)	Incorporated by reference from our Current Reports on Form 8-K filed with the SEC on July8, 2014

(2)	Incorporated by reference from our Current Reports on Form 8-K filed with SEC on July 31, 2014

(3)	Incorporated by reference from our Current reports on Form 8-K filed with the SEC on August 1, 2014

(4)	Incorporated by reference from our Current Report on Form 8-K, dated November 10, 2014.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

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

AXION POWER INTERNATIONAL, INC.

/s/ David DiGiacinto
David DiGiacinto,
Principal Executive Officer
Dated: November 13, 2014

/s/ Charles Trego
Charles Trego, Principal Financial Officer
Dated November 13, 2014

