Form 10-K
period 2014-12-31
Axion Power International, Inc.
filed 2015-04-15
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, par value $.005 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the 4,405,688 shares of voting stock held by non-affiliates of the registrant based on the closing price on the OTCQB on June 30, 2014 was $ 30,839,818. Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class	April 14, 2015
Common Stock	70,552,439

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

Item 1   History and Corporate Structure

On December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company, a public shell company whereby Axion Power Corporation became a wholly owned subsidiary of Tamboril, which subsequently changed its name to Axion Power International, Inc.

Our principal executive office is located at 3601 Clover Lane, New Castle, PA 16105. Our telephone number is (724) 654-9300. Our website is www.axionpower.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. You should not rely on our website or any such information in making your decision whether to purchase our common stock.

We own various U.S. federal trademark registrations and applications, and unregistered trademarks and servicemarks, including PbC R, our corporate logo and PowerCube TM. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the R and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Axion Power Corporation, our wholly owned subsidiary, was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, Axion Power Corporation has been engaged in research and development of new technology for the production of our PbC (lead carbon) batteries.

In February 2006, we commenced operations at our Clover Lane facility in New Castle, PA. We have utilized this space to manufacture lead-acid battery products and to have capacity to produce and test prototypes which incorporate PbC technology. Through the third quarter of 2014, our Clover Lane plant has allowed us to manufacture lead-acid batteries for sale under the Axion brand name; to manufacture for third parties under specific contract arrangements; to manufacture PbC prototypes for our own use and testing, or for testing by our customers.

In November 2010, we expanded into our Green Ridge facility, which is less than ½ mile from our Clover Lane facility in New Castle, PA, to house offices, research & development, carbon electrode manufacturing and warehousing for the PbC product line.

Our research, product development and operations have been primarily financed through the sale of equity and debt instruments to investors, with minimal revenue generated from our operations. We began the transition from only research and development to become a technology-based enterprise to continue to develop, promote and market our proprietary PbC technology. In the fourth quarter of 2014, we took steps to implement the staged phase out of the manufacturing of lead-acid batteries and the redirection of our efforts toward carbon electrode manufacturing at our Green Ridge facility. Some operations in our Clover Lane facility will be maintained to provide capacity for PbC batteries until a manufacturing partner can be developed. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence.

Overview

Description of Business

Our primary business is to develop, design, manufacture and sell advanced energy storage devices, components and systems that are based on our patented PbC technology. In 2014 we began the execution of our strategy to transition out of the manufacture of standard and specialty lead-acid batteries. Our PbC batteries and battery components, which are manufactured primarily through the use of activated carbon for the battery’s negative electrode, have application in a variety of energy system storage functions. Axion Power Corporation, our wholly owned subsidiary, was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, Axion Power Corporation has been engaged in research and development of new technology for the production of our PbC (lead carbon) batteries. On December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company, a public shell company whereby Axion Power Corporation became a wholly owned subsidiary of Tamboril. Tamboril was originally incorporated in Delaware in January 1997 and operated a wholesale cigar business until December 1998, after which date it was an inactive public shell until the reverse acquisition and subsequent name change to Axion Power International, Inc.

In February 2006, we commenced operations at our Clover Lane facility in New Castle, PA. We have utilized this space to manufacture our PbC and specialty lead-acid battery products and to continue to produce and test prototypes which incorporate our PbC technology. Through the third quarter of 2014, our Clover Lane plant has allowed us to manufacture lead-acid batteries for sale under the Axion brand name; to manufacture for third parties under specific contract arrangements; or to manufacture prototypes of PbC batteries for testing by our customers.

In November 2010, we expanded into our Green Ridge facility, which is less than ½ mile from our Clover Lane facility in New Castle, PA, to house offices, research & development, carbon electrode manufacturing and warehousing.

As further described below in “Our Business and Our Technology,” we continue to develop our PbC technology to achieve commercial viability, and have commenced marketing and commercial sales in the United States. In addition to marketing our PbC batteries as stand-alone products, we have also developed other products, including our Axion PowerCube which is a system utilizing our PbC batteries provide power storage and backup power.

Our Business and Our Technology

The cornerstone of our PbC technology is our proprietary PbC lead carbon battery, which substitutes an activated carbon negative electrode for the standard lead negative electrode in a lead-acid battery construct. All other components of the PbC battery (such as case, cover, separator material, positive plate, electrolyte and other components) are identical to those used in a conventional lead-acid battery. The PbC product is part battery with energy storage capabilities and part asymmetric hybrid supercapacitor with a fast recharge rate, charge acceptance and long cycle life. The construct design results in a relatively low cost device that can be manufactured in iterations that deliver maximum power, or deliver maximum energy, or provide a range of balances between the two. Our PbC battery can be used in applications that service the energy storage needs of several markets including transportation, renewable power, frequency regulation and backup power.

We have devoted more than ten years to research and development on our PbC technology. Our work has focused on developing our intellectual property, characterizing baseline performance, developing proprietary treatment processes for the activated carbon we use in our electrodes, developing proprietary designs, manufacturing techniques for electrode assemblies and fabricating a series of material and design evaluation prototypes that range from single cell to multi-cell batteries for use in energy storage devices and systems. Research continues to improve the PbC battery performance and lower the cost to manufacture PbC carbon electrodes.

Our PbC technology is protected by thirteen issued U.S. patents and other proprietary features and structures, and we typically have a number of additional patent applications in process at any point in time. The resulting devices are technically sophisticated yet simple in design. The carbon negative electrode assemblies are fabricated from readily available raw materials using, both knowhow based proprietary processes along with standard industrial processes and techniques. The PbC negative electrodes that are then assembled into PbC batteries with the same case cover, positive plate, separators and electrolyte that are used in conventional lead-acid batteries. Our PbC batteries can be assembled with the same equipment and methodology commonly used for manufacturing conventional lead-acid batteries. PbC batteries use significantly less lead than standard lead-acid batteries with a comparable footprint. Moreover, the lead, plastics and acid employed, just like lead-acid batteries, can be routinely recycled at existing recycling facilities.

We believe our advanced battery technologies are uniquely situated to answer many of the current challenges facing both the historic lead-acid battery industry and the challenges facing newer battery chemistries such as lithium-ion, nickel metal hydride, etc. While we begin to commercialize we also continue to explore many potential applications for our PbC technology.

In our current strategy, we will be moving away from specialty and contract manufacturing of standard lead acid batteries. We will instead focus on our Green Ridge facility for the production of our finished lead-free carbon negative electrode. The facility also provides space for battery string testing and assembly of battery systems and associated electrical and electronic components.

Our objective has consistently been to become an industry leader in the development, production and sourcing of components for cost competitive high performance energy storage systems. Effective as of the fourth quarter of 2014, we began actively pursuing this strategy in the following core strategies:

•	Platform technology business model. We are implementing a platform technology business model that will focus on developing and manufacturing carbon electrode assemblies that we can offer for sale to established battery manufacturers who want to use our PbC carbon electrode products in their batteries under license from Axion.

•	Leverage relationships with battery manufacturers. Our business model is based on the premise that, as we continue forward, we can most effectively address the needs of the market by providing PbC negative electrode assemblies to established lead-acid battery manufacturers to manufacture batteries for Axion’s customers and projects. We believe this business model should allow us to leverage the reputation of established manufacturers in order to reduce our time to market and increase our potential market penetration.

•	Build a recognized brand. We believe strong brand name recognition is important in order to increase product awareness and to effectively penetrate the mass market. We intend to differentiate our brand by emphasizing our combination of high performance and low total cost per storage cycle.
•	Targeted marketing strategy. Markets for motive power, utility grid connected power; renewable energy and standby power (UPS) are becoming increasingly attractive. We are actively pursuing the use of our lead carbon technology products in these markets and in customizing the PbC products and electronic systems to meet customer needs.
•	Maintain our technical advantage and reduce manufacturing costs. We intend to maintain our technical advantage by continuing to invest in research and development and advancement in more cost effective electrode manufacturing. Our research and development focus will now be working with prospective customers on the commercial application of our PbC technology to fit their unique requirements.

Our current commercial market applications focus is:

•	Utility applications e.g. frequency regulation
•	Buffering, smoothing and micro grid for renewable energy sources (solar and wind)
•	Hybrid medium and heavy duty trucks
•	Residential and small community energy storage
•	Hybrid locomotives
•	Hybrid vehicles incorporating stop/start technology

Recent Developments

Axion’s PowerCube, located at the Clover Lane manufacturing facility, began operation in 2011 and participated in PJM’s Frequency Regulation – Ancillary Services Market well over two years. Due to curtailment of operations, this proven PowerCube module is being converted to a marketing demonstration unit for use at potential customer sites.

 During 2014, Axion quoted on a number of projects but were not awarded any of them. Multiple MegaWatts of systems proposals have carried over into 2015 and are still under evaluation by potential customers but no orders for these projects have been forthcoming to date.

Our work with ePower Engine Systems, a third party entity that develops and markets auxiliary power systems for trucks, continues. We continue to supportthe ePower series hybrid system that incorporates PbC batteries through 56 battery strings in Series 8 heavy duty 18 wheel trucks. We also continue to monitor work with Norfolk Southern for hybrid railroad engine applications. Both developments are progressing slowly and significant near term business is not expected.

Effective as of July 1, 2014, Thomas Granville resigned as our Chief Executive Officer and Chairman of the Board due to certain unanticipated adverse health concerns and remained as a director and as an employee as Special Assistant to the CEO. On August 3, 2014, he resigned as a director but retains a consulting role with us until August 2015.

Effective as of July 1, 2014, David DiGiacinto, who was appointed to our Board of Directors on February 1, 2014, was appointed as our Chief Executive Officer and Chairman of the Board. Also, effective on July 1, 2014, Charles Trego, who was our Chief Financial Officer from April 1, 2010 until August 2, 2013 and has been a Director since September 27, 2013, was appointed as our Chief Financial Officer. Mr. Trego remains as a Director, although he resigned from the Audit Committee. In January 2015, Richard Bogan and Don Farley were appointed as Directors and due to Mr. DiGiacinto’s untimely demise that same month, Mr. Farley was appointed as Chairman.

On August 1, 2014, we entered into warrant exchange agreements with the holders of the senior warrants issued in conjunction with our May 7, 2013 senior convertible note financing. Pursuant to the warrant exchange agreements, the holders exchanged all of these warrants for shares of our common stock at a ratio of 1.7 shares for each warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Warrants to purchase 345,623 shares of our common stock were exchanged for 587,558 shares of our common stock.

Pursuant to the warrant exchange agreements, the holders agreed to the following limitations on the resale of the shares:

•	Through October 31, 2014, each holder may only sell, pledge, assign or otherwise transfer up to 10% of the number of shares issued to it.

•	From November 1, 2014 through January 31, 2015, each holder may sell, pledge, assign or otherwise transfer up to an additional 25% of the number of shares issued to it (up to an aggregate of 35% inclusive of the 10% set forth in the bullet point above).

•	Through January 31, 2015, each holder may not sell shares during any trading day in an amount, in the aggregate, exceeding 15% of the composite aggregate share trading volume of our common stock measured at the time of each sale of securities during such trading day as reported on Bloomberg.

•	However, each holder may sell shares in excess of those permitted under the bullet points above on any trading day on which the VWAP for our common stock for the preceding trading day is at least $9.50 or less than $1.00.

The warrant exchange agreements contain customary covenants regarding maintenance by us of current reporting status under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Effective October 29, 2014, we consummated an underwritten public offering consisting of 1,875,000 shares of common stock ("Common Stock"), together with Series A warrants to purchase 1,875,000 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to us of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $3.25.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $3.25 per share of Common Stock. The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, we granted to the underwriter a 45-day option to acquire up to 281,250 additional shares of Common Stock and/or up to 281,250 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. We also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. Our Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

Effective as of November 1, 2014, we entered into an employment contract with Charles Trego as our Chief Financial Officer pursuant to a written Executive Employment Agreement (the “Executive Employment Agreement”). The term of the Employment Agreement began effective as of November 1, 2014 and continues until October 31, 2016, and Mr. Trego will receive an annual salary of $225,000 during the term of the Executive Employment agreement and a car allowance of $750 per month. Mr. Trego will receive a stipend of $22,500 on the first and second anniversaries of the date of the Executive employment Agreement, respectively, if he is still employed by the Company in such capacity on the first anniversary date, and on the second anniversary date, if he has an agreement to continue as the Chief Financial Officer of the Company for at least six months subsequent to the second anniversary date.

Salary Deferral Agreements:

Effective October 4, 2014 for David DiGiacinto, and November 1, 2014 for Charles Trego, Phillip Baker and Vani Dantam, the Company’s four most highly compensated employees entered into salary deferral agreements with us pursuant to which each agreed to defer portions of their salary for one year from the date of effectiveness of the salary deferral agreement, as set forth on the table below. The deferred portions of the salaries are to be paid to each such employee by the earlier of December 31, 2015 and the occurrence of one of the following events: (i) consummation by us of any subsequent financing transactions with at least $6,000,000 in gross proceeds in the aggregate; (ii) a change in control or (iii) a sale of all or substantially all of our assets. The amounts of salary deferred for each executive is set forth in the table below:

Employee Name	Effective Date of Deferral	Amount of Deferral

David DiGiacinto	October 4, 2014	$162,500
Charles Trego	November 1, 2014	$50,000
Phillip Baker	November 1, 2014	$39,800
Vani Dantam	November 1, 2014	$45,000

Effective January 1, 2015, the Board of Directors appointed Richard H. Bogan to replace Howard K. Schmidt, who resigned from the Board, effective December 31, 2014.

Board of Directors Committee Appointments

The Board of Directors of the Company appointed directors to the following committees on February 18, 2015. All directors appointed to the Committees meet the definition of independence as set forth in the NASDAQ rules, and the directors appointed to the Audit Committee meet the additional definition of “independent” as set forth in Rule 10A-3 as promulgated under the Securities Exchange Act of 1934, as amended.

Committee Name	Chairman	Members
Audit Committee	Richard Bogan	D. Walker Wainwright and Michael Kishinevsky
Compensation Committee	D. Walker Wainwright	Donald Farley and Richard Bogan
Nominating Committee	Michael Kishinevsky	Richard Bogan and D. Walker Wainwright

On February 19, 2015, we received a written notification from the NASDAQ Stock Market LLC that we did not meet the $1.00 minimum bid requirement from January 5, 2015 to February 18, 2015 under Nasdaq Listing Rule 5550(a)(2) which requires us to maintain a minimum bid price of at least $1.00 for at least one trading day during any consecutive 30 trading day period. We have been provided with a 180 calendar day period, or until August 18, 2015, to regain compliance with this requirement. To regain compliance with the minimum bid price requirement, we must have a closing bid price of at least $1 per share for a minimum of ten consecutive business days during this compliance period.

The period for the “cashless exercise” of our Series B Warrants, as set forth in Section 3.3.2.1 of the related Warrant Agreement, dated October 24, 2015, which provides for further cashless exercise of these Series B Warrants upon a market price for the Company’s common stock of less than $3.25 per share commenced on February 22, 2015, and will continue through the 15 month anniversary of the date of the Warrant Agreement. These shares will be issued in exchange for previously issued securities in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of April 14, 2015, 1,312,904 Series B Warrants have been exercised, 843,346 Series B Warrants remain outstanding, and the total overall issued and outstanding common stock is 70,552,439 shares.

Background

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

There are several revenue opportunities (e.g. peak shaving, load shifting, synchronized reserve, etc.) that can be accessed when a storage component is included in a renewable energy application. The greatest current rate of return is achieved when the storage asset is focused on the frequency regulation sector of the demand response market. Revenue rates are set per the Federal Regulatory Energy Commission’s 'pay for performance' regulations (FERC Order No. 755 adopted in 2011 and FERC Order No. 784 adopted in 2013), which means that systems that respond faster than other systems, and respond with measured accuracy within the parameter guidelines, will be paid at the highest revenue rate. Solar photovoltaic farms as a stand- alone system cannot effectively participate in the ancillary markets because of lack of availability (evening hours), intermittency and other factors. When a solar photovoltaic farm is combined with a storage source, we believe the revenue provided by the system, when augmented with tax subsidies, is increased by more than double when combined with participation in ancillary services such as frequency regulation. In addition, the storage system in this application can be a source of emergency power if the grid goes completely down.

Our Business Products

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

Our battery consists of a standard lead-acid battery configuration with the standard lead negative electrodes replaced with activated carbon negative electrodes. A diagram of a typical Axion PbC battery, showing both the similarities and differences when compared with the standard lead acid battery is presented herein below (with the “activated carbon negative electrodes” being unique to PbC batteries).

As we began our transition to commercial manufacturing, in 2010 we entered into a long-term lease for an additional New Castle, Pennsylvania facility that we had been subleasing since 2008 (our Green Ridge Road facility, which is less than ½ mile from our original Clover Lane facility in New Castle). This 45,000 square foot facility currently houses our Gen II robotic PbC negative electrode production line. In addition, during this transition we:

•	refined our fabrication methods for carbon sheeting, packet assembly and other key components of our carbon electrode assemblies;

•	Demonstrated production of our PbC batteries and construction of Power Cubes;

•	demonstrated that proper quality control can be achieved on our robotic PbC negative electrode manufacturing line; and

•	demonstrated and documented the performance of our products in key applications;

We believe demand for cost-effective energy storage systems produced using our PbC technology will grow. We also believe that competitive advantages of PbC are:

•	enhanced partial state-of-charge performance when compared to advanced lead-acid and lithium ion products;

•	longer life achieved in string applications with minimal battery management when compared to advanced lead-acid batteries;

•	better charge acceptance when compared to advanced lead-acid batteries;

•	faster recharge rate when compared to advanced lead-acid and lithium ion and other storage chemistries;

•	longer cycle lives in deep discharge applications when compared to advanced lead-acid and similar life when compared to lithium ion batteries; and

•	inherent voltage equalization among cells in individual batteries and especially among batteries in string applications of all quantities which aids performance and length of battery life ;

We anticipate our ability to establish and maintain a competitive position will be dependent on several factors, including:

•	the availability of raw materials and key components;

•	our ability to manufacture commercial carbon electrode assemblies;

•	our ability to operate facilities that can fabricate PbC negative electrode assemblies and commercially manufacture our PbC device with consistent quality at a predictable cost;

•	our ability to establish and expand a customer base;

•	our ability to execute and perform on any future strategic distribution agreements with tier one and/or tier two battery manufacturers;

•	our ability to compete against established, emerging, and other storage technologies;

•	the market for batteries in general; and

•	our ability to attract and retain key personnel.

In the fourth quarter of 2012, we began early stage commercialization of our PbC technology products. We began implementation of a platform technology business model including fine tuning both the development and manufacturing of our proprietary carbon electrode assemblies that are unique to our PbC batteries. In addition to using these assemblies in our batteries, we eventually intend to execute licenses and sell the assemblies to other established battery manufacturers that are seeking to market more advanced batteries. We believe a platform technology business model will reduce our time to market, allow us to rely on the established business abilities of existing manufacturers and forge a strong brand identity for our PbC products, while, at the same time, allow us to focus on a narrow band of value-added activities that should minimize our investment and maximize our profitability.

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

From March 2011 through 2013, we utilized our Clover Lane facility capability and capacity primarily to contract manufacture specialty lead-acid batteries for a third party. Shipments of these products generated sales of $8.6 million and $7.9 million, respectively, in 2013 and 2012. The flooded lead-acid batteries were manufactured in our facility, with the purchaser carrying the cost of inventory and providing the raw materials required. As 2014 progressed, we experienced a decline in our lead-acid battery production due to the conclusion of the contract manufacture and sales to this customer were $3.4 million in 2014.

We continued with a limited amount of automotive work through discussions with auto companies and their suppliers.. We and others believe that the fastest, and least expensive, method of reducing carbon dioxide emissions from an internal combustion engine vehicle, and the way to helping meet current and future Corporate Average Fuel Economy standards is attained by equipping the vehicle with stop/start technology. The solution offered by our PbC technology combines low cost with a fast rate of charge acceptance. We believe our PbC technology is well suited for the emerging micro-hybrid market incorporating stop/start systems and will continue to seek development partners for this application.

We continue our efforts in the hybrid heavy duty truck and the hybrid locomotive market. Similar to the hybrid stop/start automotive market, battery charge acceptance, fast re-charge ability and high cycle life are critical characteristics required in a product for the heavy duty truck and locomotive hybrid markets.

With the financial assistance provided by the Pennsylvania Energy Development Authority and Commonwealth Financing Authority grants, we commissioned our first PowerCube product onsite at our Clover Lane facility in 2011. The PowerCube was fully assembled and integrated by us and, in addition to the batteries, contains a racking system, electronics and power equipment, battery management system, climate control and fire suppression systems. As part of this undertaking, we entered into a partnership with Viridity Energy and PJM Interconnection (the largest regional power transmission organization in the US which coordinates the movement of wholesale electricity for more than 61 million people in all or parts of 13 states). The PowerCube was network-connected to the PJM system and while connected allowed us to respond through Viridity to curtailment and demand response signals from PJM and then participate in frequency regulation. Due to the implementation of the FERC “pay for performance” provisions, there are economic incentives to utilize our PowerCube as fast response to these signals from PJM increases at the utility will pay on a per kilowatt basis based on set performance metrics. This PowerCube is currently undergoing retrofitting to incorporate performance enhancements for use in demonstrations at potential customer sites.

Since the PowerCube can be scaled, we also commenced development of smaller PowerCube units (mini-cubes). These mini-cube applications include residential storage (at levels down to 10 kilowatt) and small commercial storage. The units can be connected to wind and solar power sources in addition to filtering power directly from the grid. The end product will provide backup power, power quality, power smoothing, and potential peak shaving. We are working with installers and integrators and have begun to take this product to market in North America, as was the case with the Washington Naval Yard which was brought online in 2012 and has continued to function. The experience gained with the PowerCube is invaluable in designing systems for frequency regulation projects. Axion has bid on several large projects in 2014 and 2015, although to date, we have not received any orders as a result of those bids.

Our work with ePower Engine Systems, which is a third party entity which develops and markets auxiliary power systems for trucks continues but with slow progress and few sales.

Our Patents and Intellectual Property

We own thirteen issued U.S. patents at the date of this report covering various aspects of our PbC technologies, and we typically have a number of patent applications in process at any point in time. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

•	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor

•	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor

•	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor

•	U.S. Patent No. 7,006,346 (expires April 2024) - Positive Electrode of an electric double layer capacitor

•	U.S. Patent No. 7,110,242 (expires February 2021) - Electrode for electric double layer capacitor and method of fabrication thereof

•	U.S. Patent No. 7,119,047 (expires February 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof

•	U.S. Patent No. 7,569,514 (expires May 22, 2021) - Method of Fabrication of Modified Activated Carbon

•	U.S. Patent No. 7,881,042 (expires March 2027) – Cell Assembly for an Energy Storage Device using PTFE Binder in Activated Carbon Electrodes

•	U.S. Patent No. 7,998,616 (expires February 2028) – Negative Electrode for a Hybrid Energy Storage Device

•	U.S. Patent No. 8,023,251 (expires November 2028) – Hybrid Energy Storage Device and Method of Making Same

•	U.S. Patent No. 8,192,865 (expires October 2027) – Negative Electrode for a Hybrid Energy Storage Device

•	U.S. Patent No. 8,202,653 (expires February 2028) – Electrode Grid Structure

•	U.S. Patent No. 8,347,468 (expires February 2031) – Method of Making a Current Collector

Presently, we have no obligation to pay any royalties or license fees with respect to the commercialization of our PbC device technology, and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know-how and other intellectual property are necessary to our success.

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

Our Sales and Marketing Strategy

Over the last few years, our PbC technology evolved through the research, development, prototype and early adoption stages. On a parallel path, we explored potential existing as well as potential future market applications that our product might profitably service. Throughout the process, different PbC configurations, along with various ancillary components, were subject to trial and error testing. Our strategy was to find markets where:

•	our product demonstrated superior performance to the current products of choice; or
•	where our product demonstrated a measurable cost savings alternative to those products; or
•	where it provided a combination of the two.

The end result of this process was the identification of specific target markets; the development of an improved PbC battery product that can be sold into those markets as a standalone unit as part of an entire Axion energy storage system such as our PowerCube; or as the battery component of someone else’s energy storage system. The PowerCube includes not only PbC batteries but also all of the electronics necessary to accumulate or dispatch power from those batteries. The containerized Cube unit also includes battery racking, Axion’s battery management system, all necessary wiring and a fire suppression system.

On January 28, 2015 we announced a strategic marketing, sales and reselling agreement with privately owned Portland OR-based Pacific Energy Ventures LLC (PEV), a technology and project development firm specializing in the renewable energy and energy storage sectors.  Under the agreement, PEV will represent us and PbC-based products nationally on a non-exclusive basis, initially focused in the area that comprises the power grid of PJM Interconnection LLC, a Regional Transmission Organization serving all or parts of 13 states in the Northeast and the District of Columbia.  PEV will promote the sale of PbC and PowerCube products for use with renewable energy and energy storage projects.

The PEV association is the first in a series of anticipated strategic relationships that we anticipate developing in key market segments for its technology. Additionally, we will seek marketing partners who have reach and reputation in key markets to accelerate the introduction of our products and product systems. This strategy will be applied on a global basis.

Our sales cycle time varies greatly depending on the particular market and the specific customer’s product knowledge and expectations, but generally speaking, excluding the transportation market, the time required to introduce our product to a new customer - through sale conclusion - is 4 to 6 months. We will continue to seek relationships with industry leaders in the various market segments to better penetrate targets that are suitable for our PbC systems. Most projects require some upfront expense to initiate the system development. This would be for battery production and software development to integrate the technology as a component in various component systems such as with the ongoing ePower project.

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

Our Employees

As of December 31, 2014 we employed a staff of 40, including an 8 member scientific and engineering team, and 20 people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees. On March 31, 2015, we accepted the resignation of Vani Dantam, Vice President of Sales and Marketing.

Description of Properties

On March 10, 2013, we exercised our option for a five year renewal on our lease on existing space at our manufacturing plant located at 3601 Clover Lane in New Castle, Pennsylvania. We have utilized this space to manufacture our PbC and specialty lead-acid battery products and to continue to produce and test prototypes which incorporate our developed technology. Our Clover Lane plant, which we will use for limited purposes on a prospective basis, allows us to manufacture batteries for sale under the Axion brand name; to manufacture for third parties under specific contract arrangements; or to manufacture prototypes for our own use and testing, or for testing by our customers. Our facility has been fully tested and found to be in compliance with emission standards established by new federal guidelines in accordance with the Clean Air Act–Title III.

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

•

On May 26, 2011 we executed an addendum to the existing lease agreement which resulted in the lease of an additional 2,160 square feet of additional space for $500 per month. There were no other changes to the existing lease.

•	With the execution of the addendum we now lease 72,598 square feet for a monthly rent of $17,200 on a “triple net” basis.

On November 4, 2010, we entered into a commercial lease with Becan Development, LLC to lease a 45,000 square foot building, located at 209 Green Ridge Road in New Castle, PA, which we currently occupy to house offices, research and development, electrode manufacturing and warehousing.

The salient terms of the lease are as follows:

•	The term commenced on January 1, 2011 and the term expires on December 31, 2015.

•

The lease may be extended for two five-year terms, by giving notice not less than 30 nor more than 120 days before the expiration of the initial term or first renewal term (as applicable). The renewal leases shall be on terms substantially similar to the terms of the initial lease except for any adjustment to rent, if warranted, as mutually agreed upon by Lessor and us.

•	The rental amount for the initial term is $19,297 per month and is on a “triple net” basis.

•

If we are able to obtain sufficient funding from either the federal or state government or agencies, and it enters into a binding agreement to purchase the property, the lease shall be immediately terminated and Lessor shall credit the most recent 6 months of actual rental payments made to lessor against the purchase price of the property.

•

We also have a right of first refusal to purchase the property within 30 days of receipt of notice of a third party offer from lessor upon substantially the same terms as those offered by the third party.

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

Item 1A Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Annual Report on Form 10-K, as well as all other information included in all other filings, incorporated herein by reference, when evaluating the Company and its business. If any of the following risks actually occurs, our business, financial condition, and results of operations could suffer. In that case, the price of our common stock could decline and our stockholders may lose all or part of their investment.

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

RISKS RELATED TO OUR FINANCIAL POSITION

We have a history of operating losses. We expect to incur operating losses and negative cash flow in the future and we may never achieve or sustain an operating profit or positive cash flow.

We have historically incurred substantial operating losses of $11.4 million and $8.2 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, we had retained earnings deficit of $115.3 million. These operating losses have had, and will continue to have, an adverse effect on our balance sheet, statement of operations and comprehensive loss, and statements of cash flows. Because of the numerous risks and uncertainties associated with our business, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

Our independent registered public accounting firm’s report for the fiscal year ended December 31, 2014 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our cash requirements to fund our current operations, working capital, and non-current liabilities, in their report on our audited annual financial statements as of and for the year ended December 31, 2014, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to meet existing contractual obligations with third parties (including product warranties) or to enter into new critical contractual relations with third parties.

We are in the early stages of commercialization and our PbC products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market PbC products that are recognized as superior to those currently existing in the marketplace. Most of our potential customers currently use other products using different technology and may be reluctant to change those methods to a new technology. Market acceptance will depend on many factors, including our ability to convince potential customers that our PbC battery solution is an attractive alternative to existing products. We will need to demonstrate that our products provide reliable and cost-effective alternatives to existing products. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our technology, potential customers may be required to devote significant time and effort to testing and validating our products. Many factors influence the perception of a new technology, including its use by leaders in the industry. If we are unable to continue to induce these leaders to adopt our technology, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

The sales cycle for our products is lengthy, which makes it difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period. Some potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints, lack of funding and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our products, has varied and can sometimes be several months or longer, which has made it difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our products may fluctuate from time to time due to market and general economic conditions. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.

We will need to raise additional funds through debt or equity financings in the future to achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing shareholders and possibly subordinate certain of their rights to the rights of new investors.

We will need to raise additional funds through debt or equity financings in order to complete our ultimate business objectives, including funding working capital to support fulfillment of future orders for our products to pay-off our subordinated notes. We also may choose to raise additional funds in debt or equity financings if they are available to us on reasonable terms to increase our working capital, strengthen our financial position or to make acquisitions. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing shareholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock in connection with an acquisition of us. Such preferred shares, if authorized, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. Also, new investors may require that we and certain of our shareholders enter into voting arrangements that give them additional voting control or representation on our board of directors.

Our business may not be able to continue as a going concern, and we will need to raise additional capital to continue operations through the third quarter of 2015.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures into the third quarter of 2015. However, we will not be able to continue current operations through the third quarter of 2015, without raising additional funding. We believe that there is sufficient risk in achieving revenue levels sufficient to generate liquidity adequate to cover our costs of current operations, working capital, and capital expenditures without raising additional capital.  We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our current operations, including research, development, testing, and other commercial activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures or to continue our current operations through the third quarter of 2015. The inability to raise capital in sufficient amounts and on acceptable terms would have a material adverse effect on our ability to continue current operations and could result in our inability to continue as a going concern which would mean that we would need to wind down our business.

RISKS RELATED TO OUR BUSINESS OPERATIONS

We depend on key personnel, and our business may be severely disrupted if we cannot recruit a new CEO/President or we lose the services of our key executives, employees, and consultants.

Our business is dependent upon the leadership of a seasoned CEO/President and knowledge and experience of our senior management. Given the competitive nature of our industry and the current commercial stage of our company, there is the risk we may not be able to successfully recruit a President, that one or more of our key personnel will resign their positions, which could have a disruptive impact on our operations. If any of our key personnel do not continue in their present positions, we may not be able to easily replace them and our business may be severely disrupted. We face competition for such personnel. If any of these individuals joins a competitor or forms a competing company, we could lose important know-how and experience and incur substantial expense to recruit and train suitable replacements. Our Compensation Committee remains committed to keeping our key personnel in place as we move further into our commercialization stage of our PbC product. Currently, all of our key personnel have employment contracts that include non-compete provisions.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our ability to manage our potential growth properly will require us to continue to improve our business processes, as well as our reporting systems and procedures. If our current infrastructure is unable to handle our growth, we may need to expand our infrastructure and staff and implement new decision making and reporting systems. The time and resources required to implement such expansion and systems could adversely affect our decision making and operations. Our expected future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, and integrate additional employees. Our future financial performance and our ability to commercialize our products and to compete effectively will depend, in part, on our ability to manage this potential future growth effectively, without compromising quality and customer satisfaction.

Our operations expose us to litigation, tax, environmental and other legal compliance risks.

We are subject to a variety of litigation, tax, environmental, health and safety and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, government contracts, taxes, health and safety liabilities, environmental matters and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices. We or one of our business units could be charged with wrongdoing as a result of such matters. If convicted or found liable, we could be subject to significant fines, penalties, repayments or other damages (in certain cases, treble damages). As a business with potential international reach, we are subject to complex laws and regulations in the U.S. and other countries in which we choose to operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.

In the area of taxes, changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance in the countries and jurisdictions that we choose to operate could materially impact our tax receivables and liabilities and our deferred tax assets and tax liabilities. Additionally, in the ordinary course of business, we are subject to examinations by various authorities, including tax authorities. There could be investigations launched in the future by governmental authorities in various jurisdictions. The potentially future global and diverse nature of our operations means that these risks will continue to exist and additional legal proceedings and contingencies will arise from time to time. Our results may be affected by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty.

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

We are subject to stringent federal and state environmental and safety regulation, and we do not carry environmental impairment insurance, so we may suffer material adverse effects if any fines are ever imposed.

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

Lead is a toxic material that is an important raw material in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. We are required to comply with federal, state and local laws and regulations regarding pollution control and environmental protection. Under some statutes and regulations, a government agency, or other parties, may seek to recover response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. In addition, more stringent laws and regulations may be adopted in the future, and the costs of complying with those laws and regulations could be substantial. If we fail to control the use of, or inadequately restrict the discharge of, hazardous substances, we could be subject to significant monetary damages and fines, or be forced to suspend certain operations

As we sell our products, we may become the subject of product liability claims, and we could face substantial fines which exceed our resources.

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

We currently purchase the raw materials for our carbon electrodes and a variety of other components from third parties. We also intend to outsource manufacture of batteries using our carbon electrodes (which we will continue to manufacture in house). We do not have any long-term contracts with suppliers of raw materials and components, and our current suppliers may be unable to satisfy our future requirements on a timely basis. We have not yet secured an outsourced manufacturer for our batteries and we cannot assure that such a manufacturer will be able to satisfy our future requirements on a timely basis. Moreover, the price of purchased raw materials, components and assembled batteries could fluctuate significantly due to circumstances beyond our control. If our current suppliers and outsourced manufactures are unable to satisfy our long-term requirements on a timely basis, we may be required to seek alternative sources for necessary materials and components or redesign our proposed products to accommodate available substitutes. However, given our current state of business, we may not be able to enter into the required manufacturing supply agreements with the battery manufacturers and component suppliers.

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

Many new energy storage technologies have been introduced over the past several years. For certain important and growing international energy storage markets, lithium-based battery technologies have a large and growing market share. Our ability to achieve significant and sustained penetration of key developing markets will depend upon our success in competing with these other technologies, either independently, through joint ventures, partnerships or through acquisitions. If we fail to develop or acquire, and manufacture and sell, products that satisfy our customers’ demands, or we fail to respond effectively to new product announcements by our competitors by quickly introducing competitive products, then market acceptance of our products could be reduced and our business could be adversely affected. We cannot assure you that our products will remain competitive with products based on new technologies.

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

On December 31, 2014, we had 7,238,293 shares of common stock outstanding, and (a) we have 2,156,520 Series A warrants outstanding that, if fully exercised, would generate proceeds of $7,008,690 and cause us to issue up to an additional 2,156,520 shares of common stock, and (b) we have 2,156,520 Series B warrants outstanding that became “cashless” at February 23, 2015 that, if fully exercised would generate no proceeds. As of April 14, 2015, 1,312,904 Series B warrants have been exercised which resulted in the issuance of 63,314,146 additional shares of common stock. There are 843,346 Series B warrants that remain outstanding at April 14, 2015 and we are unable to confirm the number of common shares that would be issued upon exercise because the conversion formula changes daily, (c) we have 189,163 other warrants outstanding that, if fully exercised would generate proceeds of $1,500,202, and cause us to issue up to an additional 189,163 shares of common stock, and (d) have 135,537 options outstanding to purchase common stock that, if fully exercised would generate proceeds of $5,351,226 and result in the issuance of an additional 135,537 shares of common stock, and (e) we have Subordinated Convertible Notes outstanding to purchase common stock that if fully exercised would generate proceeds of $65,000 (excluding interest) and result in the issuance of 4,924 shares of common stock.

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

Our stock price is speculative and there is a risk of litigation.

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

Sales of a large number of shares of our common stock, or the availability of a large number for sale, could materially adversely affect the per share market price of our common stock and could impair our ability to raise funds in addition offering of our debt or equity securities. In the event that we propose to register shares of common stock under the Securities Act for our own account, certain shareholders are entitled to receive notice of that registration to include their shares in the registration, subject to limitations described in the agreements granting these rights.

Our common stock and Series A warrants are currently traded on the NASDAQ Capital Market. If we fail to comply with the continuing listing standards of The NASDAQ Capital Market, our securities could be delisted.

As a result of our October 2014 public offering, our common stock and Series A warrants are currently eligible to be quoted on the NASDAQ Capital Market. For our common stock and warrants to maintain listing on the NASDAQ Capital Market, we must maintain NASDAQ Capital Market continued listing requirements including but not limited to requirements to obtain shareholder approval of a transaction other than a public offering involving the sale or issuance equal to 20% or more of our common stock, our common stock could be delisted from the NASDAQ Capital Market. We are also required to maintain a minimum stockholders equity of $2,500,000. As of December 31, 2014, our stockholders’ equity is $2,944,001. However, continued operating losses will cause our stockholders’ equity to fall below the minimum threshold.

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

As a result of not meeting the minimum bid requirement for our common stock, we risk our common stock and Series A warrants being delisted from NASDAQ Capital Market.

On February 19, 2015, we received written notification from the NASDAQ Stock Market, LLC, that it did not meet the $1.00 minimum bid requirement from January 5, 2015 to February 18, 2015 under NASDAQ Capital Market Listing Rule 5550(a)(2) which requires us to maintain a minimum bid price of at least $1.00 for at least one day during any consecutive 30 day period.

The notification does not result in the immediate delisting of our common stock, and its common stock will continue to trade uninterrupted on the NASDAQ Capital Market.

We have been provided with a 180 day calendar period, or until August 18, 2015, to regain compliance with this requirement. To regain compliance with the minimum bid price requirement, we must have a closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during this compliance period.

We are currently executing our best efforts to remain on The NASDAQ Capital Market and are looking at all of the options available with respect to regaining such compliance. However, if it does not achieve this goal, its stock and warrants could be delisted from The NASDAQ Capital Market.

As a result of the current exercisability of our Series B warrants, we are issuing multiples of our issued and outstanding common stock as of December 31, 2014, which is causing severe dilution of our shareholders’ interests and may cause us to run out of authorized shares of our common stock.

The period for the “cashless exercise” of the Common Series B warrants, as set forth in Section 3.3.2.1 of the related Warrant Agreement, dated October 29, 2014, which provides for further cashless exercise of these Series B warrants upon a market price for the Company’s common stock of less than $3.25 per share commenced on February 22, 2015, and will continue through the 15 month anniversary of the date of the Warrant Agreement. The cashless exercise price for the Series B warrants is equal to 125% of the product lowest 5 VWAPS on a trailing 15 day basis, multiplied by 0.85, thus as the price of our common stock decreases, the number of common stock issuable upon an exercise of our B warrants increases. These shares will be issued in exchange for previously issued securities in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of April 14, 2015, 1,312,904 Series B have been exercised 843,346 Series B warrants remain outstanding, and the total overall issued and outstanding common stock of the Company is 70,552,439 shares. As of December 31, 2014, 2,156,250 Series B warrants are classified as a derivative liability on the consolidated balance sheet.

If we are unable to meet the number of shares issuable under the Series B warrants through current authorized shares, we will be required to seek shareholder approval to either increase our authorized shares of common stock or permit us to effect a reverse split of our common stock in sufficient amounts to cover any remaining projected exercises of our Series B warrants. If we are unable to obtain shareholder approval, we will be in breach of the terms of the remaining Series B warrants.

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

Item 4 Mine Safety Disclosures

Not Applicable.

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock trades on the under the symbol “AXPW”.  Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the NASDAQ Composite. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
First Quarter 2013	$19.00	$13.50
Second Quarter 2013	$14.50	$7.00
Third Quarter 2013	$10.00	$6.00
Fourth Quarter 2013	$7.00	$5.00
First Quarter 2014	$11.50	$4.00
Second Quarter 2014	$9.50	$6.00
Third Quarter 2014	$8.00	$3.11
Fourth Quarter 2014	$4.12	$0.93

On April 10, 2015, the sale price for our common stock as reported on NASDAQ was $ 0.04 per share.

Securities outstanding and holders of record

On December 31, 2014 there were 392 shareholders of record for our common stock and 7,238,293 shares of our common stock outstanding.

Dividends

We have never paid dividends.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information: The following table provides summary information on our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Category	Number of shares Issuable on exercise of Outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Compensation plans approved by stockholders
2004 Directors’ Option Plan	34,737	$16.99	23,414

Compensation not approved by stockholders
2010 Employees and Officers Stock Option Plan	100,800	$43.77	69,570
Total equity awards	135,537	$39.48

The 2004 Directors’ Option Plan is an equity compensation plan and the 2010 Employees and Officers Stock Option Plan are unqualified plans. On December 18, 2013, the board of directors amended both plans and ratified the changes on March 19, 2014, to increase the authorized shares for each plan to 60,000 shares and 120,000 shares, respectively. For certain positions, the Company enters into employment and other contracts that provide for equity compensation arrangements other than those contemplated by the stockholder approved plans.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements, the accompanying consolidated financial statement notes appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

In the third quarter of 2014, we determined that the most efficient use of our resources is to operate as a technology-based enterprise to promote and market our proprietary PbC technology and to streamline manufacturing efforts to focus on our total lead-activated carbon negative electrode.

In the fourth quarter of 2014, we took steps to evaluate and implement the staged phase out of the manufacturing of batteries and the redirection of our efforts toward carbon electrode manufacturing at our Clover Lane facility. We also continue developing third party PbC battery suppliers, and selling energy storage systems. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence. It is our primary goal to become the leading supplier of carbon electrode assemblies for the global lead – acid battery industry.

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

•	Net sales are derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries: sales of PbC batteries and PbC energy storage components and devices and from the sales of products related to advanced battery applications for our PbC technology.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, rent, insurance, property taxes, utilities and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the years ended December 31, 2014 and December 31, 2013 was $1,937,801 and $1,758,407, respectively.

•	Research and development expenses include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included are materials consumed in the production of pilot plant production and our engineering activities.

•	Selling, general and administrative expenses include business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

Recent Events

Effective as of July 1, 2014, Thomas Granville resigned as our Chief Executive Officer and Chairman of the Board due to certain unanticipated adverse health concerns. He will remain one of our directors and will also remain as an employee as Special Assistant to the CEO. Effective August 3, 2014, Mr. Granville resigned as a director and transitioned into a consulting role with us.

Effective as of July 1, 2014, David DiGiacinto, who was appointed to our Board of Directors on February 1, 2014, was appointed as our Chief Executive Officer and Chairman of the Board. Also, effective on July 1, 2014, Charles Trego, who was our Chief Financial Officer from April 1, 2010 until August 2, 2013 and has been a Director since September 27, 2013, was appointed as our Chief Financial Officer. Mr. Trego remains as a Director, although he resigned from the Audit Committee. In January 2015, Richard Bogan and Don Farley were appointed as Directors and due to Mr. DiGiacinto’s untimely demise that same month, Mr. Farley was appointed as Chairman.

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

On October 29, 2014, the Company consummated an underwritten public offering consisting of 1,875,000 shares of common stock ("Common Stock"), together with Series A warrants to purchase 1,875,000 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $3.25.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $3.25 per share of Common Stock. The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 281,250 additional shares of Common Stock and/or up to 281,250 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

On January 28, 2015 we announced a strategic marketing, sales and reselling agreement with privately owned Portland OR-based Pacific Energy Ventures LLC (PEV), a technology and project development firm specializing in the renewable energy and energy storage sectors.  Under the agreement, PEV will represent Axion Power and its PbC-based products nationally on a non-exclusive basis, initially focused in the area that comprises the power grid of PJM Interconnection LLC, a Regional Transmission Organization serving all or parts of 13 states in the Northeast and the District of Columbia.  PEV will promote the sale of PbC and PowerCube products for use with renewable energy and energy storage projects.

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

We will continue to characterize and perfect our PbC products through working with targeted prospective customers in a number of projects as we move into commercialization While we are working toward successful commercialization of our PbC products , we cannot provide assurances that the PbC products will be successful in their present design or that further research and development will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our PbC technology.

We must continue to improve methodologies for manufacturing carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercialize our PbC products in large quantities.

Financing Activities

In May 2013, we entered into a $9.0 million private placement of senior and $1.0 million subordinated convertible notes for which we received approximately $2.76 million in net proceeds at closing from the senior convertible note, after deducting our placement agent’s fee of $240,000. Our other offering expenses, other than our placement agent’s fee, are approximately $100,000 in related expenses were paid out of the proceeds at closing. Also at closing, $6.0 million was placed into a restricted account; amounts were to be released from the account for our use in 12 equal monthly installments. At each funds release, we were to receive approximately $460,000 in net proceeds, after deducting our placement agent’s fee of $40,000. As of December 31, 2014, all funds had been received, and the senior convertible notes had been converted in full. With respect to the subordinated convertible notes, we received the entire $1.0 million principal amount at closing. As of December 31, 2014, $935,000 of the subordinated convertible notes had been repaid.

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

Results of Operations

Summarized selected statement of operations data for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Net Sales	$4,648,453	$10,187,362
Cost of tangible goods sold	5,042,521	10,219,654
Cost of goods sold – idle capacity	1,937,802	1,758,407
Gross loss	(2,331,870)	(1,790,699)

Research and development	2,005,043	2,171,954
Selling, general and administrative	4,365,665	4,591,054
Impairment of assets, net	2,764,868	-
Other (income) expense	(70,970)	(322,683)
Operating loss	(11,396,476)	(8,231,024)

Change in value of senior warrants, loss (gain)	2,125,576	(2,419,568)
Change in value of conversion feature senior notes, (gain)	(32)	(1,511,968)
Change in value of Series B warrants, loss	2,103,344	-
Debt discount amortization expense	928,145	3,771,948
Interest expense, note payable	21,472	19,405
Extinguishment loss on senior notes conversion	1,192,189	1,957,689
Extinguishment loss on subordinated note	58,436	-
Derivative revaluations (gain) loss	-	(1,217)
Interest on convertible notes	912,644	1,915,725
Net loss	$(18,738,250)	$(11,963,038)

Reconciliation of net loss to EBITDA

	2014	2013
GAAP net loss	$(18,738,250)	$(11,963,038)
Plus: Interest expense	21,472	19,405
Depreciation expense	1,423,474	1,505,944
Stock based compensation	156,298	201,757
Change in value of senior warrants, gain	2,125,576	(2,419,568)
Change in value of conversion feature senior notes, gain	(32)	(1,511,968)
Change in value of Series B warrants, loss	2,103,344	-
Debt discount amortization expense	928,145	3,771,948
Impairment of assets	2,764,867	-
Extinguishment loss on senior notes conversion	1,192,189	1,957,689
Extinguishment loss on subordinated note	58,436	-
Derivative revaluations (income)	-	(1,217)
Interest on convertible debt	912,644	1,915,725
EBITDA (1)	$(7,051,837)	$(6,523,323)

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

Summary of Operating Results for the Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

Net Sales

Net sales for the year ended December 31, 2014 were $4.6 million compared to $10.2 million for the same period in 2013. We had one customer that accounted for 74.2% of sales in 2014 and 84.5% of sales in 2013.

Cost of Tangible Goods Sold

Cost of tangible goods sold for the year ended December 31, 2014 were $5.0 million compared to $10.2 million for the same period in 2013. The decrease in tangible goods sold resulted primarily from a decrease in net sales.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity for the year ended December 31, 2014 was $1.9 million compared to $1.8 million for the same period in 2013. The increase in cost of goods sold – idle capacity, resulted primarily from a decrease in production and fixed manufacturing costs related to the completion of a co-pack manufacturing agreement with a large battery manufacturer.

Gross Loss

Gross loss for the year ended December 31, 2014 was $2.3 million. Gross loss for the year ended December 31, 2013 was $1.8 million.

Research and Development

Research and development expenses for the year ended December 31, 2014 were $2.0 million compared to $2.2 million for the same period in 2013, primarily due to a decrease in consulting expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2014 were $4.4 million compared to $4.6 million for the same period in 2013. The change was due to the execution of planned lower spending in all most areas of general and administrative costs.

Impairment of Assets, net

During 2014, we determined that we would not be able to fully recover the carrying amount of certain battery manufacturing machinery and equipment due to our decision to transition out of the manufacture of batteries and our decision to retrofit our on –site PowerCube that was installed in 2011 to incorporate performance enhancements . The gross impairment charge was $3.3 million and the net impairment charge was $2.8 million. The gross impairment charge was reduced by $0.5 million due to the associated decrease in deferred revenue liability related to the accounting of grant reimbursements of impaired assets . There was no impairment charge for 2013 .

Other Income

Other income for the year ended December 31, 2014 was $0.1 million compared to $0.3 million for the same period in 2013. The decrease was due primarily due to the non- reoccurrence in 2014 of the sale of R&D tax credits sold in 2013.

Operating Loss

The resulting operating loss for the year ended December 31, 2014 was $11.4 million compared to $8.2 million for the same period in 2013.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity and debt securities. From inception through December 31, 2014, we have not generated revenue from operations that was significant enough to produce an operating profit or positive cash flow from operations.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures through the third quarter of 2015. However, we will not be able to continue operations beyond the third quarter of 2015, without raising additional funding. We believe that there is significant risk in achieving revenue levels sufficient to generate liquidity adequate to cover our costs of operations, working capital, and capital expenditures without raising additional capital.  We cannot assure you that any additional capital will be available to us on favorable terms, or at all. If we are unable to obtain additional capital when needed, our production, research, development and testing, and other commercial activities will be materially and adversely affected, and we may be unable to take advantage of future opportunities or respond to competitive pressures or to continue our operations through the third quarter of 2015. The inability to raise capital in sufficient amounts and on acceptable terms would have a material adverse effect on our ability to continue operations and could result in our inability to continue as a going concern which would mean that we would need to wind down our business.

Cash, Cash Equivalents, and Working Capital

At year end December 31, 2014 we had cash and cash equivalents of $3.4 million. At year ended December 31, 2013 we had $1.2 million of cash and cash equivalents.  At December 31, 2014 working capital was $4.0 million compared to a working capital of $4.5 million at December 31, 2013. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

Cash Flows Used by Operating Activities

In 2014, $5.7 million was used for operating activities. Of the net cash used in 2014, $6.9 .million was used to fund the operations of the business while $1.2 million was generated from changes in operating assets and liabilities. Of the net cash used of $6.2 million in 2013, $6.6 million was used to fund the operations of the business while $0.4 million was generated from changes in operating assets and liabilities

Cash Flows Used by Investing Activities

Net cash used by investing activities for year ended December 31, 2014 was $ 0.1 million compared to net cash used by investing activities of $0.2 million for the same period in 2013. Investing activities were primarily for purchases of property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $8.1 million compared to net cash provided by financing activities of $5.6 million for the same period in 2013. Cash from financing activities is being used to fund ongoing operations and working capital. The primary sources of net cash provided by financing activities in 2014 and 2013 are described in the section below – Significant Financing Arrangements.

Significant Financing Arrangements

On May 8, 2013 we entered into a private placement transaction with respect to the issuance of $9.0 million principal amount of Senior Convertible Notes and $1.0 million principal amount of Subordinated Convertible Notes.

Description of the Private Placement and Convertible Notes

$9 Million Financing Transaction

On May 7, 2013 (“Closing”), we entered into a financing transaction for the sale of our Senior Convertible Notes (“Senior Convertible Notes”) and warrants issued by us in connection therewith (“Senior Warrants”) with gross proceeds of $9 million to us. On Closing, we received cash proceeds of $3 million and we deposited an additional $6 million into a series of control accounts in our name. As of December 31, 2014, all of the funds in the control account were withdrawn and used by us for operation of the business.

Senior Warrants

The Senior Warrants entitled the holders of the Senior Warrants to purchase, in aggregate, 345,623 shares of our common stock. The Senior Warrants were exchanged on August 4, 2014 for 557,558 shares of common stock.

$1 Million Financing Transaction

Simultaneously with the Closing of the $9 million financing transaction, the Company sold $1 million principal amount of Subordinated Convertible Notes to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Convertible Notes did not carry any additional fees and expenses, so the entire $1 million investment netted to the Company. The Subordinated Convertible Notes are subordinated in right of repayment to the Convertible Notes to the Company and mature 91 days subsequent to the Maturity Date of the Convertible Notes. The Subordinated Convertible Notes bear interest at the rate of 8% per annum which shall accrue. Once 2/3 of the Senior Convertible Notes were repaid, then the Subordinated Convertible Notes can be converted and/or prepaid in cash or in shares so long as there is no Event of Default with respect to the Convertible Notes and all Equity Conditions of the Senior Convertible Notes are met. The conversion price for the Subordinated Convertible Notes was $13.20 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 38,403 shares of Company common stock. Each warrant has an exercise price of $15.10 per share. As of December 31, 2014, $935,000 of the subordinated notes had been repaid.

Description of Underwritten Public offering

On October 29, 2014, the Company consummated an underwritten public offering consisting of 1,875,000 shares of common stock ("Common Stock"), together with Series A warrants to purchase 1,875,000 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $3.25.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $3.25 per share of Common Stock. The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 281,250 additional shares of Common Stock and/or up to 281,250 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

Critical Accounting Policies, Judgments and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report discusses our consolidated financial statements, which have been prepared in accordance with GAAP. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Axion Power Battery Manufacturing, Inc., Axion Power Corporation, Inc. and C&T., Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment is generally received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days.  To date, our warranty exposure on these products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2014.

Cost of Sales-Idle Capacity: Idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts per day, five days per week, which is lower than our actual costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses for the year ended December 31, 2014 are $1,937,802 as compared to $1,758,407 for the year ended December 31, 2013.

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

Item 8   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AXION POWER INTERNATIONAL, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Axion Power International, Inc. and Subsidiaries as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. and Subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has experienced recurring operating losses and does not have sufficient funding to continue planned operations throughout 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Axion Power International, Inc.

We have audited the accompanying consolidated balance sheet of Axion Power International, Inc. as of December 31, 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. Axion Power International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. as of December 31, 2013, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

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

EFP Rotenberg, LLP

Rochester, New York

March 31, 2014, except for the effects of the reverse stock split described in Note 12, as to which the date is September 8, 2014

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED  BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Cash and cash equivalents	$3,436,198	$1,169,093
Restricted cash	-	3,780,341
Accounts receivable, net	9,874	562,583
Other current assets	193,974	281,055
Inventory, net	1,136,948	2,250,637
Total current assets	4,776,994	8,043,709

Property and equipment, net	2,072,530	6,698,536
Other receivables	-	29,000
Total assets	$6,849,524	$14,771,245

Liabilities and stockholders' equity

Accounts payable	$335,936	$420,337
Other liabilities	293,172	352,857
Note payable	104,777	104,777
Accrued interest convertible notes	15,628	52,001
Subordinated convertible notes, net of discount	65,000	583,574
Senior convertible notes, net of discount	-	2,046,948
Total current liabilities	814,513	3,560,494

Deferred revenue	55,871	922,362
Note payable	104,804	219,722
Derivative liability senior warrants	-	518,433
Derivative liability Series B warrants	2,930,335	-
Total liabilities	3,905,523	5,221,011

Stockholders' equity
Convertible preferred stock-12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding	-	-
Common stock-100,000,000 shares authorized $0.005 par value
7,238,293 issued and outstanding (3,608,028 in 2013)	36,191	18,039
Additional paid in capital	118,415,884	106,302,018
Retained earnings(deficit)	(115,256,461)	(96,518,212)
Cumulative foreign currency translation adjustment	(251,613)	(251,611)
Total stockholders' equity	2,944,001	9,550,234

Total liabilities and stockholders’ equity	$6,849,524	$14,771,245

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013
Net sales	$4,648,453	$10,187,362

Cost of tangible goods sold	5,042,521	10,219,654
Cost of goods sold – idle capacity	1,937,802	1,758,407
Gross loss	(2,331,870)	(1,790,699)

Research and development	2,005,043	2,171,954
Selling, general and administrative	4,365,665	4,591,054
Impairment of assets, net	2,764,868	-
Other (income) expense	(70,970)	(322,683)
Operating loss	(11,396,476)	(8,231,024)

Change in value of senior warrants, loss (gain)	2,125,576	(2,419,568)
Change in value of conversion feature senior notes,(gain)	(32)	(1,511,968)
Change in value of Series B warrants, loss	2,103,344	-
Debt discount amortization expense	928,145	3,771,948
Interest expense, note payable	21,472	19,405
Extinguishment loss on senior notes conversion	1,192,189	1,957,689
Loss on extinguishment subordinated notes	58,436	-
Derivative revaluations (gain) loss	-	(1,217)
Interest on convertible notes	912,644	1,915,725
Loss before income taxes	(18,738,250)	(11,963,038)

Income taxes	-	-
Net loss	(18,738,250)	(11,963,038)

Foreign translation adjustment	(2)	65
Comprehensive income/(loss)	$(18,738,252)	$(11,962,973)

Basic and diluted net loss per share	$(3.77)	$(4.70)

Weighted average common shares outstanding	4,976,754	2,547,033

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating Activities
Net Loss	$(18,738,250)	$(11,963,038)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	1,423,474	1,505,944
Change in value of Series B warrants ,loss	2,103,344	-
Change in value of senior warrants, ( gain) loss	2,125,576	(2,419,568)
Change in value of conversion feature senior notes,( gain)	(32)	(1,511,968)
Debt discount amortization expense	678,084	3,771,948
Interest accrued, senior convertible notes paid in common stock	519,277	1,180,870
Debt discount amortization expense on subordinated note	416,426	81,368
Accrued interest Subordinated Notes paid in stock	106,424	-
Extinguishment loss on senior notes conversions	1,325,813	1,957,689
Extinguishment loss on subordinated notes	58,436	-
Derivative revaluations (gain) loss	-	(1,217)
Impairment of assets, net	2,764,868	-
Amortization deferred finance costs	66,930	601,486
Net (gain) on sale of assets	(11,935)	-
Warrants issued for placement agent fees	74,009	-
Stock based compensation expense	168,776	201,757
Changes in operating assets and liabilities
Accounts receivable, net	552,708	208,827
Other current assets	20,151	(19,150)
Inventory, net	1,113,689	588,154
Accounts payable	(84,401)	(161,166)
Other current liabilities	(59,683)	43,507
Accrued interest	(36,373)	52,001
Deferred revenue	(322,123)	(339,933)
Net cash (used in) operating activities	(5,734,812)	(6,222,489)

Investing Activities
Other receivables	29,000	12,000
Proceeds from sale of assets	12,000	-
Capital expenditures	(106,769)	(241,439)
Net cash (used in) investing activities	(65,769)	(229,439)

Financing Activities

Repayment of note payable	(114,918)	(120,670)
Proceeds from senior and subordinated convertible notes	-	10,000,000
Gross proceeds from sale of common stock	6,099,375	-
Repayment of subordinated convertible note	(935,000)	-
Payment of public offering and debt issuance costs	(762,110)	(482,424)
Amount provided from (deposited into) restricted cash account	3,780,341	(3,780,341)
Net cash provided by financing activities	8,067,688	5,616,565

Net change in cash and cash equivalents	2,267,107	(835,363)
Effect of exchange rate on cash	(2)	65
Cash and cash equivalents - beginning	1,169,093	2,004,391
Cash and cash equivalents - ending	$3,436,198	$1,169,093
Supplemental Schedule of Non Cash Investing and Financing Activities:

Warrants issued for placement agent fees	$74,009	$172,804
Common stock issued for principal payments on senior notes	$2,725,000	$6,275,000
Conversion of senior convertible note warrants	$2,644,099	-
Issuance of Series B warrants	$826,991	-

The accompanying notes are an integral part of these consolidated financial statements

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity

For Year Ended December 31, 2014 and 2013

	Common
	Shares	Common Stock Amount	Additional Paid- In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (loss)	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2012	2,265,200	$11,326	$96,013,439	$(84,555,174)	$(251,676)	$11,217,915
Stock issuances related to senior convertible notes	1,340,128	6,700	9,667,838			9,674,538
Beneficial conversion feature associated with subordinated notes			246,212			246,212
Placement agent fees			172,785			172,785
Stock based compensation	2,700	13	201,744			201,757
Net loss				(11,963,038)		(11,963,038)
Foreign translation adjustment					65	65
Comprehensive loss						(11,962,973)
Balance at December 31, 2013	3,608,028	18,039	106,302,018	(96,518,211)	(251,611)	9,550,234
Stock issuances related to senior convertible notes	816,389	4,082	7,210,017			7,214,099
Shares issued to settle accrued interest on Subordinated Note	96,749	484	105,940			106,424
Warrants issued to settle debt –Subordinated Note			58,436			58,436
Placement agent fees			74,009			74,009
Common stock issuances related to public offering	1,875,000	9,375	4,500,899			4,510,274
Stock based compensation	10,031	50	168,725			168,775
Senior Debt warrants exercised-345,622 @ 1.7 shares per warrant	587,558	2,938	(2,938)			-
True –Up Rounding Shares for Reverse Stock Split	244,537	1,223	(1,223)			-
Net loss				(18,738,250)		(18,738,250)
Foreign translation adjustment					(2)	(2)
Comprehensive loss						(18,738,252)
Balance at December 31, 2014	7,238,292	$36,191	$118,415,884	$(115,256,461)	$(251,613)	$2,944,001

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

On July 7, 2014 our shareholders approved a reverse stock split of our common stock, in a ratio determined by our board of directors, of not less than 1-for-20 nor more than 1-for-50. All warrant, option, share and per share information in this Form 10-K gives retroactive effect for a 1-for-50 split with all numbers rounded up to the nearest whole share. Our stock split was effected and started trading giving effect to the reverse split on September 8, 2014.

During 2014 there were 244,537 true-up rounding shares issued due to the above mentioned reverse stock split.

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

Principles of Consolidation:   The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, APB, APC and C&T. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Comprehensive Income: The Company follows Financial Accounting Standards Board Account Standards Codification (“FASB ASC”) 220, “Comprehensive Income.” Comprehensive income is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company’s net loss, the change in equity components under comprehensive income include any foreign currency translation adjustment.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014 and 2013. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Cash and Cash Equivalents:   The Company considers those short-term, highly liquid investments to be cash or cash equivalents. Our investment policy is that we only invest cash in U.S. Government Treasuries with original maturities of six months or less. At December 31, 2014 we had $1.1 million in cash and cash equivalents that were on deposit with one financial institution which were not invested in U.S. Government Treasuries nor protected under the Federal Deposit Insurance Corporation limit of $250,000 per institution.

Accounts Receivable and Concentration of Credit Risk: The Company records its accounts receivable net of any allowance for doubtful accounts. The Company manages its credit risk exposure and establishes an allowance for doubtful accounts for accounts that are deemed at risk for collection. When management determines that an account is uncollectible, it is written off against the related allowance. The allowance for uncollectible accounts is $10,500 at December 31, 2014 and 2013.

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

A summary of inventory at December 31, 2014 and 2013 is as follows:

	2014	2013
Raw materials	$601,196	$1,073,034
Work in process	639,957	1,235,029
Finished goods	80,263	163,228
Inventory reserves	(184,468)	(220,654)
	$1,136,948	$2,250,637

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

A summary of property and equipment at December 31, 2014 and 2013 is as follows:

	Estimated useful life	2014	2013
Construction in progress		$-	$434,082
Leasehold improvements	Lesser of lease term or 10 years	-	530,091
Machinery & equipment	3-22 years	3,846,567	11,323,042
Less accumulated depreciation		(1,774,037)	(5,588,679)
Net		$2,072,530	$6,698,536

Depreciation expense was $1,423,474 and $1,505,944 for the years ended December 31, 2014 and December 31, 2013, respectively.

Certain of our machinery and equipment are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing. The loan proceeds of $776,244 were received by us on September 14, 2009. The balance owed on the loan at December 31, 2014 is $209,581, which bears interest at a rate of 5.25% and matures on October 1, 2016.

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

For 2014, we determined that we would not be able to fully recover the carrying amount of certain machinery and equipment due to our decision to transition out of the manufacture of batteries. In accordance with the guidance for impairment of long-lived assets, we evaluated these assets for the recovery and as a result of estimated fair value estimates provided from third party sources, we recorded a net asset impairment charge of $2,764,868 in 2014 to adjust the carrying value of these assets to our estimate of their fair value at December 31, 2014. The impairment charge for 2014 is recorded in our Statement of Operations and Comprehensive Loss as an operating loss. There was no impairment charge for the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes or Monte Carlo simulation model method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations and comprehensive loss. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009 some of the Company’s warrants are now accounted for as derivatives.

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement, and the receipt of appropriate deposits where applicable depending on the nature and amount of the purchase order. Sales on account are approved only for credit-worthy customers; otherwise partial or full payment is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer and the aforementioned revenue recognition criteria have been met. When the terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s designated delivery site and the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. We offer a 90 day free replacement warranty on some specialty collector car and motorsports products. Collector car products also carry a four year prorated warranty that begins at the end of the 90 days. To date, our warranty exposure on these battery products has been minimal. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There were no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2014.

Cost of Sales - Idle Capacity: Idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, repairs and maintenance, rent, utilities, insurance and property taxes. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts per day, five days per week, which is lower than our actual costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses for the year ended December 31, 2014 are $1,937,802 and $1,758,407 for year ended December 31, 2013. The year over year increase is primarily due to decreased production.

Grants: The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as a reduced depreciation expense. The Company records government grants receivable in the consolidated balance sheets in other receivables. Deferred revenue is amortized into income over the estimated useful life of the related equipment. As of December 31, 2014, the liability for deferred revenue was $ 55,871 and there are no grant receivables at either December 31, 2014 or December 31, 2013. During 2014, $306,426 of income was recorded for the amortization of deferred revenue compared to $339,934 during 2013.  We wrote off $544,368 of the deferred revenue account related to the impairment of the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Income Taxes: Deferred income taxes are recorded in accordance with FASB ASC 740, “Income Taxes”, and deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. FASB ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carry forwards. The Company has determined it is more likely than not that the deferred tax asset resulting from these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on actual results and the mix of income or loss in domestic and foreign tax jurisdictions in which operations take place. The Company pays corporate-level franchise taxes which may be based on assets, equity, capital stock or a variation thereof.

Recently Issued Accounting Pronouncements: In August 2014, the FASB issued Accounting standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The effective date was delayed until annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change. ASU No. 2014-15 affects all companies and nonprofits and early application is allowed. We are currently evaluating the impact of our pending adoption of ASU 2014-15 on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  ASU 2014-12 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on the Company’s financial statements.

Note 3. — Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $9 million in aggregate principal amount of senior convertible notes (the “Senior Notes”) due on February 8, 2015 and warrants (the “Senior Warrants”) to various institutional investors (“Investors”). At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6,000,000 balance of the gross proceeds from the sale of Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts were permitted (i) in connection with certain conversions of the Senior Notes or (ii) otherwise, as follows: $500,000 on each 30 day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the effective date until there are no more funds in the control accounts.  The Senior Notes and Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of the end of the second quarter, 2014, all of the proceeds have been released, and the note holders have converted all amounts due under the note into shares of the Company’s common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Securities Purchase Agreement

The Senior Convertible Notes and Senior Warrants were issued pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) entered into among us and the Investors. The Purchase Agreement provided for the sale of the Senior Convertible Notes and Senior Warrants for gross proceeds of $9 million to us.

Ranking - The Senior Notes were senior unsecured obligations of the Company, subject only to certain secured obligations of the Company for up to a maximum of $1 million of government issued indebtedness for purchase of plant and machinery and other purchase money financing for property, plant and equipment.

Maturity Date - Unless earlier converted or redeemed, the Senior Notes matured 21 months from the closing date subject to the right of the investors to extend the date (i) if an event of a default under the Senior Notes had occurred and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occurred.

Interest - The Senior Notes bore interest at the rate of 8% per year, compounded monthly on the first calendar day of each calendar month. The interest rate would increase to 18% per year upon the occurrence and continuance of an event of default (as described below).

Conversion - The Senior Notes were convertible at any time at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $13.20 per share (subsequent conversions are based on the Company’s volume weighted average price per share).  The conversion price was subject to adjustment for stock splits, combinations or similar events. In addition, the conversion price was also subject to a “full ratchet” anti-dilution adjustment if the Company issued or was deemed to have issued securities at a price lower than the then applicable conversion price. In the event certain equity conditions were not met, the Company may have been prevented from issuing shares to satisfy the installments due on the note.

The Senior Notes were not convertible with respect to any note holder if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock. At each holder’s option, the limit on percentage ownership could have been raised or lowered to any other percentage not in excess of 9.99%, except that any raise would only have been effective upon 61-days’ prior notice to the Company.

Events of Default

The Senior Notes contained standard and customary events of default including but not limited to: (i) failure to register our Common Stock within certain time periods; (ii) failure to make payments when due under the Senior Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurred, the Senior Note holders may have required the Company to redeem all or any portion of the Senior Notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of Common Stock then issuable upon conversion of the Convertible Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fundamental Transactions

The Senior Notes prohibited the Company from entering into specified transactions involving a change of control, unless the successor entity assumed in writing all obligations under the Senior Notes under a written agreement.

In the event of transactions involving a change of control, the Senior Notes would have been redeemable whole or in part (including all accrued and unpaid thereon) at a price equal to the greater 125% of the amount of the face value of the Senior Note being redeemed and the intrinsic value of the shares of Common Stock then issuable upon conversion of the Senior Note being redeemed.

Warrants

The Warrants entitled the holders to purchase, in the aggregate, 345,623 shares of common stock. The Warrants were exercisable beginning November 8, 2013. On August 1, 2014, the Company entered into warrant exchange agreements (“Warrant Exchange Agreements”) with the holders (“Senior Warrant holders”) of the Senior Warrants issued in conjunction with the Company’s May 7, 2013 senior convertible note financing (“Senior Warrants”). Pursuant to the Warrant Exchange Agreements, the Senior Warrant holders exchanged all of the Senior Warrants for shares of the Company’s stock (“Shares”) at a ratio of 1.7 Shares for each Senior Warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933 as amended.

Pursuant to the Warrant Exchange Agreements, the Senior Warrant holders agreed to the following limitations on the resale of the Shares:

Through October 31, 2014, each Senior Warrant holder could only sell, pledge, assign or otherwise transfer up to 10% of the number of Shares issued to it.

From November 1, 2014 through January 31, 2015, each Senior Warrant holder may have sold, pledged, assigned or otherwise transferred up to an additional 25% of the number of Shares issued to it (up to an aggregate of 35% inclusive of the 10% set forth in the bullet point above).

Through January 31, 2015, each Senior Warrant holder may have sold Shares during any trading day in an amount, in the aggregate, exceeding 15% of the composite aggregate share trading volume of the Company’s common stock measured at the time of each sale of securities during such trading day as reported on Bloomberg.

However, each Senior Warrant holder may have sold Shares in excess of those permitted under the bullet points above on any trading day on which the VWAP for the Company’s Common Stock for the preceding trading day was at least $9.50 or less than $1.00.

Accounting for the Conversion Option and Warrants

The Company first considered whether the Senior Notes met the criteria under ASC 480-10-25-14 to be recorded as a liability and determined that, due to the Senior Note’s differing potential settlement features, it did not meet the criteria. The Company next considered whether the conversion option met the definition of a derivative, requiring it to be bifurcated and recorded as a liability. Pursuant to ASC 815-40, due to full-ratchet down-round price protection on the conversion price of the Senior Notes and the exercise price of the Warrants, the Company determined that the conversion features of the Senior Notes and the exercise features of the Senior Warrants were not indexed to the Company’s owned stock and must be recognized separately as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the Senior Notes have been fully paid or converted and the Senior Warrants fully exercised.

The conversion feature of the Senior Notes was valued using the Monte Carlo simulation model under the following assumptions; (i) expected life of 0.9 years, (ii) volatility of 60%, (iii) risk-free interest rate of 0.10% and (iv) dividend rate of 0.  The Senior Warrants were also valued using the Monte Carlo simulation model, under the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk-free interest rate of 0.75%, and (iv) dividend rate of zero.   The initial fair values of the conversion feature and the warrants were estimated to be $2.9 million and $1.5 million, respectively, totaling $4.4 million.  This amount was recorded as debt discount on May 8, 2013 and was amortized over the term of the Senior Notes using the effective interest method. In addition, debt issuance costs totaling $494,500 were amortized over the term of the note using the effective interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During 2014 and 2013 the change in fair value of $2,125,544 and ($3,931,535) respectively, was recorded as a non-cash loss (gain) in the consolidated statements of operations and comprehensive loss. As of December 2014 and 2013, the senior warrants and the conversion feature of the senior note are classified as a liability in the consolidated balance sheet as follows:

	Warrants	Conversion Feature	Total
Original valuation – May 8, 2013	$2,938,000	$1,512,000	$4,450,000
Adjustment to fair value	(2,419,567)	(1,511,968)	(3,931,535)
Balance-December 31, 2013	518,433	32	518,465
Change in value senior warrants	2,125,576	-	2,125,576
Change in value conversion feature (gain)	-	(32)	(32)
Conversion of warrants to stock	(2,644,009)	-	(2,644,009)
Balance – December 31, 2014	$-	$-	$-

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to December 31, 2013 with shares of the Company’s common stock.  As of December 31, 2013, the Company issued 1,227,700 shares of common stock at a weighted average conversion price of $5.40 for the first $5,750,000 in principal and $1,180,870 of interest. In addition, 112,429 shares were issued for accelerated conversions resulted in a release of $ 525,000. A loss on extinguishment was recognized in the amount of $1,957,689 for the difference between the installment amount and the fair value of the shares at the issuance date. During 2014, the Company issued 914,531 shares of common stock at the weighted average conversion price of $ 5.43 for the $2,725,000 remaining principal and $ 542,105 of interest. An extinguishment loss of $1,325,813 was incurred on the final stock issuances related to the debt. Subsequently, the extinguishment loss was reduced by $133,650 which was received as a result of the installment true-up. As of December 31, 2014 and 2013, the principal balance of the Senior Notes (net of discount) was as follows:

	Convertible Note	Debt Discount	Net Total
Original valuation – May 8, 2013	$9,000,000	$(4,450,000)	$4,550,000
Installation payment in shares	(6,275,000)	-	(6,275,000)
Amortization of debt discount	-	3,771,948	3,771,948
Balance – December 31, 2013	2,725,000	(678,052)	2,046,948
Installation payment in shares	(2,725,000)	-	(2,725,000)
Amortization of debt discount	-	678,052	678,052
Balance – December 31, 2014	$-	$-	$-

Placement Agent Warrants

Upon the closing of the issuance of the Senior Notes and Senior Warrants, the Company issued 18,180 warrants to its placement agent under the same terms as the senior note holders. In addition the Company was obligated to issue additional warrants when the Company received further proceeds from the sale of the Senior Notes and Senior Warrants which were being held in the control accounts described above. The initial placement agent warrants were recognized as additional financing fees and were amortized over the life of the Senior Notes. These warrants were determined not to be derivative instruments, and as such they were recorded as equity. The fair value of the initial issuance of 18,180 placement agent warrants was estimated to be $144,000 using the Black-Scholes model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero. During 2013 an additional 13,409 warrants were issued valued at $28,804. In 2014, the Company issued 22,951 additional warrants valued at $74,009. The Black Scholes model was used to value warrants in both 2014 and 2013 with the following assumptions: (i) expected life of 5 years, (ii) volatility of 70%, (iii) risk free interest rate at 1.27% and (iv) dividend yield of zero. The final number of warrants issued through December 31, 2014 was 54,540.

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9 million principal amount Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes were subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $13.20 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 38,403 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $15.10 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The relative value of the warrants to the subordinated note was $263,000, and recorded as original debt discount.

The balance at December 31, 2014 and December 31, 2013 related to the Subordinated Notes was comprised of:

Subordinated convertible notes payable, related and unrelated parties at May 8, 2013	$1,000,000
Unamortized debt discount	(416,426)
Balance – December 31, 2013	583,574
Conversion of accrued interest to principal	66,049
Repayment of subordinated notes	(935,000)
Amortization of debt discount	416,426
Conversion of interest into shares of common stock	(66,049)
Balance – December 31, 2014	$65,000

On June 30, 2014, the Company entered into an amended note with respect to that certain $735,000 principal amount Subordinated Note issued to Robert Averill on May 7, 2013. The amendment to the note increased the principal amount to $801,049 which was the original principal amount of the note plus accrued and unpaid interest to June 18, 2014. The interest rate on the note was increased to 9% per annum commencing June 30, 2014, and the interest increased 1% per month, commencing on September 16, 2014 until the Note was paid in full. This amended note extended the maturity date to the earlier of December 31, 2014 or the date on which the Company consummates one or more financing transactions of at least $10,000,000 in the aggregate. On December 12, 2014 the Company repaid the principal balance of $735,000 to Mr. Averill and issued 96,749 shares of common stock, valued at $106,424 in lieu of a cash payment for interest.

As part of the debt settlement, Mr. Averill was also given 96,749 warrants. The warrants were valued using Black-Scholes Merton model, under the following assumptions: (i) expected life of 5 years, (ii) volatility 186%, (iii) risk free interest rate of 0.98% and (iv) dividend rate of zero. The exercise price of these warrants is $1.00 and have a 5 year exercisable life. The value of the warrants issued was estimated to be $58, 436.

Fair Value Disclosure

The Company has three Level 3 financial instruments, Series B warrants associated with the public offering of common stock, Senior Warrants and the conversion feature associated with the Senior Notes, which are recorded at fair value on a periodic basis.  The Series B warrants, Senior Warrants and the conversion feature are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model. The following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis. As of December 31, 2014 and 2013 the following tables represent the fair value of the warrant liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2014

	Fair
	Value	Level 1	Level 2	Level 3
Series B warranty liability	$2,930,335	-	-	$2,930,335

2013

	Fair
	Value	Level 1	Level 2	Level 3
Embedded note conversion feature	$32	-	-	$32
Warrant liability	$518,433	-	-	$518,433

Note 4 - Public offering of common stock, Series A warrants and Series B warrants

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Imbedded in the Series B Warrant is a cashless exercise feature that allows for the holder to convert the warrant to common stock when the stock price is less than the exercise price (out-of-the-money). This cashless exercise feature vests 121 days following the issue date of October 24, 2014. Upon vesting the holder is able to exercise the warrant on a cashless basis and receive shares of the Company’s common stock based on a formula stipulated in the Warrant Agreement. Given the terms by which the cashless exercise feature is calculated, if the Company’s stock trading price declines, the Series B Warrant-holder is entitled to receive more shares upon exercise.

Accounting for the Series B Warrants

Pursuant to ASC 815-40, due to the net settlement terms included in the Series B warrants, which requires an increased number of shares to be issued if the price of the Company’s common stock falls,  the Company determined that the Series B Warrants were not indexed to the Company’s own stock and must be recognized separately as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period.

As of October 29, 2014, the fair value of the Series B warrants was estimated to be $826,991. Using the Monte Carlo simulation model under the following assumptions; (i) expected life 15 months, (ii) volatility of 88.0%, (iii) risk free interest rate of 0.12%, (iv) dividend rate of zero, (v) stock price of $2.36, and (vi) exercise price of $3.25.

As of December 31, 2014, the fair value of the Series B warrants was estimated to be $2,930,335. Using the Monte Carlo simulation model under the following assumptions: (i) expected life 13 months, (ii) volatility of 99.0%, (iii) risk free interest rate of 0.28%, (iv) dividend rate of zero, (v) stock price of $0.94, and (vi) exercise price of $3.25.

Note 5 — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2014 the Company’s working capital was $4.5 million.  However, the financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the third quarter of 2015, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2015. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Note 6 — Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 100 million shares of common stock and 12.5 million shares of preferred stock.

Common Stock:   At December 31, 2014, 7,238,293 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock:  The Company’s certificate of incorporation authorizes the issuance of 12.5 million shares of blank check preferred stock. The Company’s board of directors has the power to establish the designation, rights and preferences of any preferred stock. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. At December 31, 2014 and 2013, no shares of Series-A Convertible Preferred stock were issued and outstanding.

Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2014 and 2013, with summary information on the various warrants issued by the Company in private placement transactions, warrants exercised to date, warrants that are presently exercisable and the current exercise prices of such warrants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2014		2013
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise Price
Warrants outstanding January 1	416,529	$15.19	234,247	$41.50
Granted during year	4,432,200	3.26	415,616	15.50
Exercised	(345,623)	15.10	-	-
Lapsed	(913)	56.13	(233,334)	41.50
Outstanding at December 31	4,502,193	$3.45	416,529	$15.19
Weighted average years remaining	5.0		4.8

As of December 31, 2014 there are 2,156,250 warrants classified as derivative liabilities relating to the public offering of common stock that occurred on October 29, 2014. As of December 31, 2013 there were 345,622 warrants classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the captions“change in value of Series B warrants, loss “and” senior warrants loss(gain)” on the consolidated statements of operations and comprehensive loss.

Note 7 – Equity Compensation

Incentive Stock Plan Approved by Stockholders: The Company’s stockholders have adopted an incentive stock plan for the benefit of its employees, consultants and advisors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 20,000 shares of common stock. At the Company’s 2005 annual meeting, its shareholders increased the authorization under the incentive stock plan to 40,000 shares.

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

There are no incentive stock options outstanding at December 31, 2014 or 2013.

Independent Directors' Stock Option Plan Approved by Stockholders: The Company’s stockholders have adopted an outside directors' stock option plan for the benefit of its non-employee directors in order to encourage their continued service as directors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 20,000 shares of common stock at December 31, 2013. On March 18, 2014 the Board of Directors amended the Axion Power International, Inc. independent director’s stock option plan to increase the number of shares of common stock available thereunder from 20,000 shares to 60,000 shares. As of December 31, 2014 the plan remains at 60,000 shaers of common stock available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Stock Options Held by Officers, Employees, and Consultants Not Approved by Stockholders:

The Company uses the Black-Scholes-Merton Option Pricing Model to estimate the fair value of awards on the measurement date using the weighted average assumptions noted in the following table:

Year	Interest rate %	Dividend Yield %	Expected Volatility %	Expected Life
2014	0.90	0.0	180.93	96 months
2013	0.63	0.0	65.36	96 months

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

The following table provides consolidated summary information on the Company’s non-qualified stock option activity for the years ended December 31, 2014 and 2013.

		2014
		Weighted Average
All Plan and Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	103,847	$61.00	$23.00	3.7	$-
Granted	54,000	8.24	4.39	5.5	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(22,310)	62.70	19.94	-	-
Options outstanding at December 31, 2014	135,537	$39.48	$14.44	3.8	$-
Options exercisable at December 31, 2014	92,984	$53.79	$19.02	2.8	$-

		2013
		Weighted Average
All Plan and Non-Plan Compensatory Options	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	81,527	$85.00	$28.00	3.8	$-
Granted	27,970	7.00	12.50	5.5	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(5,650)	143.50	38.50	-	-
Options outstanding at December 31, 2013	103,847	$61.00	$23.00	3.7	$-
Options exercisable at December 31, 2013	68,630	$83.00	$29.00	2.6	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the status of the Company’s non-vested options:

All non-vested stock options as of December 31, 2014	Shares	Fair Value
Options subject to future vesting at December 31, 2013	35,217	$13.50
Options granted	54,000	4.39
Options forfeited or lapsed	(17,384)	7.83
Options vested	(29,280)	6.95
Options subject to future vesting at December 31, 2014	42,553	$4.43

As of December 31, 2014, there was $217,136 of unrecognized compensation related to non-vested options compared to $159,037 at December 31, 2013. The Company expects to recognize the cost over a weighted average period of 2.2 years. The total fair value of options vested was $1,768,107 and $1,985,062 for 2014 and 2013, respectively.

The compensation expense that has been recognized for options granted was $107,992 and $160,987 for the years ended December 31, 2014 and 2013 respectively. In addition, the Company recognized non-cash compensation expense of $48,306 and $40,770 for the years ended December 31, 2014 and 2013, respectively, for stock granted to directors in lieu of cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Had the Company recorded income applicable to common shareholders for the periods ended December 31, 2014 and 2013 weighted-average number of common shares outstanding would have increased by 4,642,654 and 5,488 respectively, for these fiscal years.

Note 9 — Income Taxes Expense (Benefit)

A summary of the components giving rise to the income tax expense (benefit) for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Current income tax expense:
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-

Deferred income tax expense (benefit):
Federal	$(4,053,430)	$(3,003,000)
State	(786,841)	(583,000)
Foreign	150,438	149,000
Total deferred tax	(4,689,833)	(3,437,000)
Less increase in valuation allowance	4,689,833	3,437,000
Net deferred tax	$-	$-

Total income tax expense (benefit)	$-	$-

Individual components giving rise to the deferred tax asset are as follows:	2014	2013
Future tax benefit arising from net operating loss carry forwards	$29,235,000	$24,453,000
Future tax benefit arising from available tax credits	1,373,000	1,373,000
Future tax benefit arising from options/warrants issued for services	1,356,000	1, 292,000
Other	222,000	214,000
Total future tax benefit	32,186,000	27,332,000
Less valuation allowance	(32,186,000)	(27,332,000)
Net deferred tax	$-	$-

The components of pretax loss are as follows:	2014	2013
United States	$(18,738,250)	$(11,959,188)
Foreign	-	(3,850)
	$(18,738,250)	$(11,963,038)

The Company has net operating loss carry forwards of $68,500,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2034. The Canadian loss carry forwards expire at various dates between 2013 and 2028. The Company also has generated Canadian tax credits related to research and development activities.  The credit, amounting to $734,000 U.S. Dollars, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2027. The Company has adopted FASB ASC 740, which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset. due to equity transactions that have occurred, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Statutory U.S. federal income tax rate	(34.0%)	(34.0%)
State taxes, net	(4.2%)	(4.9%)
Foreign currency fluctuation	0.8%	1.3%
Revaluation of derivatives	(10.0%)	(5.6%)
Debt discount amortization	2.4%	14.5%
Change in valuation allowance	25.2%	28.7%
Effective income tax rate	0.0%	0.00%

The Company adopted the provisions of FASB ASC 740-10 “Income Taxes” on January 1, 2008.  As the result of the assessment, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2014, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2010 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10 — Related Party Transactions

None.

Note 11 — Supplemental Cash Flow Information

Cash payments for interest during the years ended December 31, 2014 and December 31, 2013 were $37,516 and $19,405, respectively. There were no payments of federal or state income taxes during the years ended December 31, 2014 and 2013

Note 12 — Commitments and Contingencies, Concentrations and Significant Contracts

Facilities: On March 28, 2010, we renewed our commercial lease for existing space at our manufacturing plant, located at 3601 Clover Lane, in New Castle, Pennsylvania. The salient terms of the Lease are as follows:

•	The term commenced on April 3, 2010 with an initial term of three years.

•	On March 10, 2013, we exercised our option for a five year renewal on our existing lease space. The lease may be extended for one additional five-year term with future rent to be negotiated at a commercially reasonable rate.

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

•

The rental amount for the renewal term is $17,200 per month, which is fixed through 2018. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On November 4, 2010, the Company entered into a commercial lease for a 45,000 square foot building, located at 209 Green Ridge Road in New Castle PA. The salient terms of the Lease are as follows:

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

Rent expense for both facilities was $437,964 for 2014 and 2013.

Concentration of Business Transacted with One Customer: We had one customer that accounted for 74.2% of sales in 2014 and for 84.5% of sales in 2013.

Executive Employment Agreements: Effective as of April 1, 2013, the Company entered into an Executive Employment Agreement (“Agreement “) with Philip S. Baker as its Chief Operating Officer. Under the terms of the Agreement , which has a term of three years, Mr. Baker receives an annual salary of $199,800, which is subject to review annually , an annual stipend of $19,980, an annual bonus as determined by the Compensation Committee of the Board of Directors, and an annual car allowance of $6,000. On April 1, 2013, Mr. Baker was granted a five year option to purchase 4,600 shares of our common stock with an exercise price of $75 per share, 520 options vested on April 1, 2010, and, beginning in June, 2010, 120 options vested monthly through the remaining 34 months of his contract.

Effective as of November 1, 2014, the Company entered into an Executive Employment Agreement (“Agreement “) with Charles R. Trego as its Chief Financial Officer. Under the terms of the Agreement, which has a term of two years, Mr. Trego receives an annual salary of $225,000, an annual stipend of $22,500 on the first and second anniversaries of the date of the Executive Employment Agreement, respectively, if he is still employed by the Company in such capacity on the first anniversary date, and on the second anniversary date, if he has an agreement to continue as the Chief Financial Officer of the Company for at least six months subsequent to the second anniversary date, an annual car allowance of $7,500.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Effective November 1, 2014, Charles Trego, Phillip Baker and two other executives entered into salary deferral agreements with the Company pursuant to which each agreed to defer portions of their salary for one year from the date of effectiveness of the salary deferral agreement. The deferred portions of the salaries are to be paid to each such employee by the earlier of December 31, 2015 and the occurrence of one of the following events: (i) consummation by the Company of any subsequent financing transactions with at least $6,000,000 in gross proceeds in the aggregate; (ii) a change in control of the Company or (iii) a sale of all or substantially all of the assets of the Company. At December 31, 2014 the total deferred salaries amounted to $51,988.

We have no retirement plans or other similar arrangements for any directors, officers or employees, other than a non-contributory 401(k) plan.

Note 13 — Subsequent Events

On January 1, 2015, the Board of Directors of Axion Power International, Inc. appointed Richard Bogan to replace Howard K. Schmidt, who resigned from the Board, effective December 31, 2014.

On January 10, 2015, Donald Farley was appointed a director, and on January 25, 2015, he was appointed Chairman to replace our CEO, David DiGiacinto, upon Mr. DiGiacinto's passing.

On February 19, 2015, Axion Power International, Inc. (the “Company”) received a written notification from the Nasdaq Stock Market LLC that it did not meet the $1.00 minimum bid requirement from January 5, 2015 to February 18, 2015 under NASDAQ Listing Rule 5550(a)(2) which requires the Company to maintain a minimum bid price of at least $1.00 for at least one trading day during any consecutive 30 trading day period. The Company has been provided with a 180 calendar day period, or until August 18, 2015, to regain compliance with this requirement. To regain compliance with the minimum bid price requirement, the Company must have a closing bid price of at least $1 per share for a minimum of ten consecutive business days during this compliance period.

On March 31, 2015, Axion Power International, Inc. accepted the resignation of Vani Dantam, Vice President of Sales and Marketing.

The period for the “cashless exercise” of the Company’s Series B Warrants, as set forth in Section 3.3.2.1 of the related Warrant Agreement, dated October 24, 2014, which provides for further cashless exercise of these Series B Warrants upon a market price for the Company’s common stock of less than $3.25 per share commenced on February 22, 2015, and will continue through the 15 month anniversary of the date of the Warrant Agreement. These shares will be issued in exchange for previously issued securities in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act. As of April 14, 2015, 1,312,904 Series B Warrants had been exercised, 843,346 Series B Warrants remain outstanding, and the total overall issued and outstanding common stock of the Company was 70,552,439 shares.

Our primary business is to develop, design, manufacture and sell advanced energy storage devices, components and systems that are based on our patented PbC technology. In 2014 we began the transition of our strategy to exit the manufacture of standard and specialty lead-acid batteries. In 2015, we intend to explore the sale of the lead-acid assets. The Company’s 2014 sales and cost of sales were generated from the utilization of these lead-acid based assets and it is appears that these lead - acid assets will likely qualify as discontinued operations in 2015 as we complete the transition.

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A   Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014 (“Evaluation Date”), the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

During the three months ended December 31, 2014, there were no significant changes in our internal control over financial reporting. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

PART III

Item 10 Directors, Executive Officers and Corporate Governance

Information with respect to our executive officers and directors and disclosure of delinquent Form 3, 4 or 5 filers required by this item will be contained in the Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders; said information is incorporated herein by reference.

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

Item 11 Executive Compensation

A description of the compensation of our executive officers will be contained in the Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

A description of the security ownership of certain beneficial owners and management will be contained in the Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 13 Certain Relationships and Related Transactions, and Director Independence

A description of certain relationships and related transactions with management will be contained in the Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders; said information is incorporated herein by reference.

Item 14 Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

A description of principal accounting fees and services will be contained in the Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders; said information is incorporated herein by reference.

PART IV

Item 15 Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004. (3)
3.6	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated June 14, 2010.	(25)
3.7 4.1	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated July 22, 2011. Specimen Certificate for shares of Company’s $0.00001 par value common stock.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)
4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)
4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)
4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006.	(19)
4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
4.12	Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.005 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)
4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.005 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)
4.14	Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $.005 Per Share, of Axion Power International, Inc. dated February 24, 2010.

9.1	4.14	Form of Warrants	Included in	(40)
	4.15	Form of Underwriters Warrant	Exhibit 4.2	(39)
	4.16	Form of Senior Indenture		(43)
	4.17	Form of Subordinated Indenture		(43)

	Agreement respecting the voting of certain shares beneficially owned by the Trust for the Benefit of the Shareholders of Mega-C Power Corporation.

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)

10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)
10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)
10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)
10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)
10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)

10.42	Form of Subscription Agreement	(31)
10.43	Placement Agency Agreement, dated January 31, 2012	(31)
10.44	Securities Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Investors	(32)
10.45	Form of Note	(32)
10.46	Form of Warrant	(32)
10.47	Registration Rights Agreement, dated May 8, 2013, between Axion Power International, Inc. and the Investors	(32)
10.48	Subordinated Note Purchase Agreement, dated May 7, 2013, between Axion Power International, Inc. and the Subordinated Investors	(32)
10.49	Form of Subordinated Note	(32)
10.50	Form of Subordinated Note Warrant	(32)
10.51	Subordination Agreement, dated May 8, 2013, by and among Axion Power International, Inc., the Investors and the Subordinated Investors	(32)
10.52	Executive Employment Agreement of Thomas Granville, effective April 1, 2013	(33)
10.53	Executive Employment Agreement of Charles Trego, effective April 1, 2013	(33)
10.54	Executive Employment Agreement of Phillip Baker, effective April 1, 2013	(33)
10.55	Executive Employment Agreement of Vani Dantam, effective April 1, 2013	(33)
10.56	Executive Employment Agreement of Stephen Graham, effective October 21, 2013	(34)
10.57	Form of Senior Note Amendment	(35)
10.58	Executive Employment Agreement of David DiGiacinto, effective July 1, 2014	(36)
10.59	Executive Employment Agreement of Thomas Granville, effective July 1, 2014	(36)
10.60	Consulting Agreement of Charles Trego, effective July 1, 2014	(36)
10.61	Amended Note, dated as of June 30, 2014	(37)
10.62	Security Agreement, dated as of June 30, 2014	(37)
10.63	Form of Warrant Exchange Agreement, dated as of August 1, 2014	(38)
10.64	Executive Employment Agreement of Charles Trego effective November 1, 2014	(42)
10.65	Salary Deferral Agreements, effective October 1, 2014 and November 1, 2014, respectively	(42)
10.66	Form of Settlement and Release Agreement	(45)

14.1	Code of Business Conduct and Ethics	(6)

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.

(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.
(24)	Incorporated by reference from our Form 10-K for the year ended December 31, 2009 filed on March 30, 2010
(25)	Intentionally omitted.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010.
(27)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(28)	Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(29)	Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.
(30)	Incorporated by reference from our Current Report on Form 8-K dated July 22, 2011.
(31)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2012.
(32)	Incorporated by reference from our Current Report on Form 8-K dated May 8, 2013
(33)	Incorporated by reference from our Quarterly Report on Form 10-Q dated May 15, 2013
(34)	Incorporated by reference from our Current Report on Form 8-K, dated October 15, 2013
(35)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2014.
(36)	Incorporated by reference from our Current Report on Form 8-K dated July 8, 2014.
(37)	Incorporated by reference from our Current Report on Form 8-K dated July 31, 2014.
(38)	Incorporated by reference from our Current Report on Form 8-K dated August 4, 2014.
(39)	Incorporated by reference from our Registration Statement on Form S-1/A dated September 15, 2014.
(40)	Incorporated by reference from our Amendment No. 3 to Form S-1, dated October 22, 2014.
(41)	Incorporated by reference from our Current Report on Form 8-K filed on September 8, 2014.
(42)	Incorporated by reference from our Current Report on Form 8-K filed on November 10, 2014.
(43)	Incorporated by reference from our Registration Statement on Form S-3 filed on June 3, 2011.
(44)	Incorporated by reference from our Current Report on Form 8-K filed on December 11, 2014.
(45)	Incorporated by reference from our Current Report on Form 8-K filed on December 15, 2014.
(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 16, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

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

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2014 and 2013, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Donald Farley
Donald Farley, Principal Executive Officer and Director

Dated: April 15, 2015

AXION POWER INTERNATIONAL, INC.

By:	/s/ Charles Trego
Charles Trego, Principal Financial Officer and Principal Accounting Officer

Dated: April 15, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald Farley
Donald Farley	Director	April 15, 2015

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	April 15, 2015

/s/ Charles Trego
Charles Trego	Director	April 15, 2015

/s/ D. Walker Wainwright
D. Walker Wainwright	Director	April 15, 2015

/s/ Richard Bogan
Richard Bogan	Director	April 15, 2015

