Form 10-Q
period 2015-03-31
Axion Power International, Inc.
filed 2015-05-20
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ¨☐	Accelerated filer ¨☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding at May 15, 2015
Common Stock, $0.005 par value	93,959,709

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
Assets

Cash and cash equivalents	$2,218,377	$3,436,198
Accounts receivable, net	29,476	9,874
Other current assets	171,734	193,974
Inventory, net	1,061,907	1,136,948
Total current assets	3,481,494	4,776,994

Property & equipment, net	1,994,004	2,072,530

Total Assets	$5,475,498	$6,849,524

Liabilities and stockholders’ equity

Accounts payable	$292,266	$335,936
Other liabilities	456,969	293,172
Note payable	104,777	104,777
Accrued interest convertible notes	16,995	15,628
Subordinated convertible notes	65,000	65,000
Total current liabilities	936,007	814,513

Deferred revenue	55,871	55,871
Note payable	75,533	104,804
Derivative liability Series B warrants	951,535	2,930,335
Total liabilities	2,018,946	3,905,523

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding	-	-
Common stock – 100,000,000 shares authorized $0.005 par value 34,457,638
issued and outstanding (7,238,293 in 2014)	172,288	36,191
Additional paid in capital	119,709,710	118,415,884
Retained earnings (deficit)	(116,173,834)	(115,256,461)
Cumulative foreign currency translation adjustment	(251,612)	(251,613)
Total stockholders’ equity	3,456,552	2,944,001

Total liabilities & stockholders’ equity	$5,475,498	$6,849,524

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$250,046	$2,314,300
Cost of tangible goods sold	217,672	2,352,636
Cost of goods sold – idle capacity	487,328	437,257
Gross loss	(454,954)	(475,593)

Research and development expense	276,255	443,926
Selling, general and administrative expense	826,213	1,113,597
Other (income)	(7)	(43,791)
Operating loss	(1,557,415)	(1,989,325)

Change in value of senior warrants	-	2,419,355
Change in value conversion feature senior notes	-	(32)
Change in value of Series B warrants	(668,536)	-
Debt discount amortization expense	-	809,334
Interest expense, note payable	3,296	5,359
Extinguishment loss on senior notes conversion	-	834,000
Placement agent warrant expense	23,826	-
Interest on convertible notes	1,367	454,963
Loss before income taxes	(917,368)	(6,512,304)

Income taxes	-	-
Net loss	(917,368)	(6,512,304)

Foreign translation adjustment	1	(1)
Comprehensive (loss)	$(917,367)	$(6,512,305)

Basic and diluted net loss per share	$(0.07)	$(0.03)

Weighted average common shares outstanding	12,257,388	4,025,484

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities

Net loss	$(917,368)	$(6,512,304)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation Expense	78,524	371,870
Change in value of Series B warrants	(668,536)	-
Change in value senior warrants	-	2,419,355
Change in value conversion feature senior notes	-	(32)
Debt discount amortization expense	-	742,404
Interest accrued, senior convertible notes paid in common stock	-	434,963
Extinguishment loss on senior notes conversions	-	834,000
Placement agent warrants	23,826	-
Amortization deferred financing fees	-	66,930
Stock based compensation expense	108,071	37,905

Changes in operating assets & liabilities
Accounts receivable, net	(19,604)	304,442
Other current assets	22,241	54,087
Inventory, net	75,041	(291,734)
Accounts payable	(43,670)	66,809
Other current liabilities	151,558	(166,123)
Accrued interest	1,367	20,000
Deferred revenue	-	(100,162)
Net cash (used in) operating activities	(1,188,550)	(1,717,590)

Investing Activities
Other receivables	-	3,000
Capital expenditures	-	(30,294)
Net cash (used in) investing activities	-	(27,294)

Financing Activities
Repayment of note payable	(29,272)	(28,407)
Change in restricted cash	-	2,213,663
Net cash (used in) provided by financing activities	(29,272)	2,185,256

Net change in cash and cash equivalents	(1,217,822)	440,372
Effect of exchange rate on cash	1	(1)
Cash and cash equivalents – beginning	3,436,198	1,169,093
Cash and cash equivalents – ending	$2,218,377	$1,609,466

Supplemental schedule of Non Cash Investing and Financing Activities:

Common stock issued for principal payments on senior notes:	$-	$2,335,000
Placement agent warrants	$23,826	-
Common stock issued for warrants exercised	$136,097	-
Reclassification of derivative liability for warrants exercised	$1,310,264	-

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of Axion Power International, Inc., a Delaware corporation, include the operations of its wholly owned subsidiaries; Axion Power Battery Manufacturing, Inc., Axion Power Corporation, a Canadian Federal corporation , and C & T Co. Inc., an Ontario corporation (collectively, the “Company”).

On July 7, 2014 our shareholders approved a reverse stock split of our common stock, in a ratio determined by our board of directors, of not less than 1-for-20 not more than 1-for-50. A 1-for-50 stock split was effected and our stock started trading giving effect to the reverse split on September 8, 2014.

During 2014 there were 244,537 true-up rounding shares issued due to the above mentioned reverse stock split.

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and comprehensive loss and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Axion Power International, Inc. Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of results of operations for the Company’s 2015 calendar year.

2.	New Accounting Pronouncements

In August 2014, the FASB issued Accounting standards Update No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will require management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued. The effective date was delayed until annual periods ending after December 15, 2016 to allow the auditing guidance to catch up with this change. ASU No. 2014-15 affects all companies and nonprofits and early application is allowed. We intend to evaluate the impact of our pending adoption of ASU 2014-15 on our consolidated financial statements.

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

The aforementioned standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We intend to evaluate the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  ASU 2014-12 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. The Company has not yet selected a transition method and will evaluate the impact of the adoption of this standard on the Company’s financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which changed the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. A reporting entity may apply the amendments prospectively or retrospectively to all periods presented in the financial statements. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this newly issued guidance is not expected to have an impact to the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidations (Topic 225-20): Amendments to the Consolidation Analysis, which affects current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and will be effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 225-20): Simplifying the Presentation of Debt Issue Costs, that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

3.	Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
Raw materials	$512,115	$601,196
Work in process	156	639,957
Finished goods	734,104	80,263
Inventory reserves	(184,468)	(184,468)
	$1,061,907	$1,136,948

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Outstanding at January 1, 2015	4,502,193	$3.45	5.0
Granted	107,812	4.26	5.0
Exercised	(1,108,303)	-	-
Outstanding at March 31, 2015	3,501,702	$3.53	4.6

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

As of March 31, 2015 there were 1,047,947 Series B warrants classified as derivative liabilities relating to the public common stock offering that occurred on October 29, 2014. Each reporting period the Series B warrants are re-valued and adjusted through the captions “change in value of Series B warrants,” on the consolidated statements of operations and comprehensive loss.

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

The stock based compensation expense was $108,071 and $37,905 of which $12,240 and $26,504 was for Director’s compensation in lieu of cash, for the three months ended March 31, 2015 and 2014, respectively.

Outstanding compensatory options consist of the following based on grant date:

		Weighted Average
	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	135,537	$39.48	$14.44	3.8	$-
Granted	446,800	1.00	0.43	5.4	-
Forfeited or lapsed	(38,725)	11.68	5.39	-	-
Outstanding at March 31, 2015	543,612	$9.83	$3.53	5.5	$-
Exercisable at March 31, 2015	357,489	$14.37	$5.02	4.8	$-

All non-vested compensatory options consist of the following:

	All Options
	Shares	Fair Value
Subject to future vesting at January 1, 2015	42,553	$4.43
Granted	446,800	0.43
Forfeited or lapsed	(37,000)	4.02
Vested	(266,230)	0.32
Subject to future vesting at March 31, 2015	186,123	$0.69

As of March 31, 2015, there was $48,447 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 4.8 years. There were 265,000 options granted valued using Black Scholes Merton with the following assumptions: (i) volatility of 71.1%. (ii) risk free interest rate of 0.85%, (iii) dividend rate of zero, (iv) expected life 5 years, and (v) exercise price of $1.00. In addition, 181,800 options granted were valued using Black Scholes Merton with the following assumptions: (i) volatility of 186.0%, (ii) risk free interest rate of 1.10%, (iii) dividend rate of zero, (iv) expected life 5 years, and (v) exercise price of $1.00.

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

If the Company had generated earnings during the three months ended March 31, 2015 and 2014, the Company would have added 2,816,168 and 172,168 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding, excluding the unexercised Series B warrants. The Company had unexercised Series B warrants of 1,047,947 outstanding at March 31, 2015. Series B warrants of 438,501 were exercised from April 1, 2015 through April 16, 2015 that resulted in the issuance of 59,493,922 shares of the Company’s common stock. The remaining outstanding unexercised 609,446 Series B warrants would have added 23,999,983 common shares as permitted by the Amendment approved to the original Warrant Agreement for Series B warrants - see Footnote 10 - Subsequent events. If the Company had generated earnings during the three months ended March 31, 2015, the Series B warrants would have added 83,493,905 of common stock equivalent shares to the weighted average shares outstanding to compute the diluted weighted shares outstanding.

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

During the three month period ended March 31, 2014, amortization of deferred financing fees amounted to $66,930.

Senior Warrants

The Warrants entitled the holders to purchase, in the aggregate, 345,623 shares of common stock. The Warrants were exercisable beginning November 8, 2013. On August 1, 2014, the Company entered into warrant exchange agreements (“Warrant Exchange Agreements”) with the holders (“Senior Warrant holders”) of the Senior Warrants. Pursuant to the Warrant Exchange Agreements, the Senior Warrant holders exchanged all of the Senior Warrants for shares of the Company’s stock (“Shares”) at a ratio of 1.7 Shares for each Senior Warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933 as amended.

Accounting for the Conversion Option and Senior Warrants

The Company first considered whether the Senior Notes met the criteria under ASC 480-10-25-14 to be recorded as a liability and determined that, due to their differing potential settlement features, they did not meet the criteria. The Company next considered whether the conversion option met the definition of a derivative, requiring it to be bifurcated and recorded as a liability. Pursuant to ASC 815-40, due to full-ratchet down-round price protection on the conversion price of the Senior Notes and the exercise price of the Warrants, the Company determined that the conversion features of the Senior Notes and the exercise features of the Senior Warrants are not indexed to the Company’s owned stock and must be recognized separately as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the Senior Notes have been fully paid or converted and the Senior Warrants fully exercised.

The change in fair value of the Senior Warrants of $2,419,355 was recorded as a non-cash loss on change in value of these derivatives for the quarter ended March 31, 2014. The change in value of the conversion feature of the Senior Notes of $32 was recorded as a non-cash gain on change in value of the derivative for the three month period ended March 31, 2014.

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to March 31, 2014 with shares of the Company’s common stock.  During the three months ended March 31 2014, a loss on extinguishment was recognized in the amount of $834,000, for the difference between the installment amount and the fair value of the shares at the issuance date.

In addition, during the three months ended March 31, 2014, debt discount amortization related to Senior Notes amounted to $678,052.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9 million principal amount Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $13.20 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 38,402 shares of Company common stock (“Subordinated Warrants”).  Each Subordinated Warrant has an exercise price of $15.10 per share.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

During the three months ended March 31, 2014, debt discount amortization related to the Subordinated Notes amounted to $64,352.

The outstanding principal balance at March 31, 2015 and December 31, 2014, related to the Subordinated Notes is $65,000.

8.	Public offering of common stock, Series A warrants and Series B warrants

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

As of March 31, 2015, 1,108,303 Series B warrants have been exercised resulting in the issuance of 27,219,345 shares of the Company’s common stock.

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

As of March 31, 2015 and December 31, 2014, the fair value of the Series B warrants was estimated to be $951,535 and $2,930,335, respectively.

The change in the fair value of the Series B warrant liability is as follows:

Fair
Value
Series B warranty liability, January 1, 2015	$2,930,335
Series B warrants exercised	(1,310,264)
Revaluation of remaining Series B warrants	(668,536)
Series B warrant liability, March 31, 2015	$951,535

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Fair Value Disclosure

The Company has one Level 3 financial instrument as of March 31, 2015 and December 31, 2014, the Series B warrants associated with the public offering of common stock. The Series B warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives.

9.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2015 the Company’s working capital was $2.5 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the third quarter of 2015, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2015. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

10.	Subsequent events

As of May 1, 2015, 1,546,804 Series B warrants have been exercised, and 609,446 Series B warrants remain to be exercised.  Inclusive of issuance of shares of our common stock issued for the exercise of Series B warrants through May 1, 2015, we have 93,951,560 shares of the Company’s common stock issued and outstanding. As of the close of business on April 16, 2015, due to the recent volume of exercise of its Series B Warrants, the Company estimated that its number of issued common shares was within 5% of the total authorized shares of common stock of 100 million. Therefore, the Company instructed its transfer agent, effective as of the opening of business on April 17, 2015, not to accept any further exercise notices of Series B warrants.

On May 13, 2015, the Company received the agreement of the holders of over 65% of the then remaining outstanding 609,446 Company Series B warrants to amend the terms of the Series B warrants, as permitted pursuant to Section 8.8 of the Agreement covering the Series B warrants, among the Company, the original holders of the Company’s Series B warrants and the Company’s warrant agent, Continental Stock Transfer & Trust. The Series B warrants were originally issued as part of the Company’s October 29, 2014 public offering.

The amendments to the terms of the Series B warrants are as follows:

•	The definition of the term “Market Price” in Section 3.3.2.1 of the Warrant Agreement (which covers the further cashless exercises of the Series B warrants) is amended to be $0.10.

•	Section 3.2 of the Agreement is amended to extend the exercise period of the Series B warrants until the later of April 29, 2016 and if the Company has not effected the reverse split of its Common Stock on or prior to July 17, 2015, the date determined by adding to April 29, 2016 one day for each day following July 17, 2015 that the Company has not effected the Reverse Split.

•	In consideration of the agreement by the holders of more than 65% of the remaining Series B warrants as set forth above, the Company has caused the initial Exercise Price of the Series A warrants to be reduced to $0.50 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q in particular the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the energy storage device industry, all of which are subject to various risks and uncertainties.

When used in this Quarterly Report on Form 10-Q as well as in reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission” or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this periodic report that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

In the third quarter of 2014, we determined that the most efficient use of our resources is to operate as a technology-based enterprise to promote and market our proprietary PbC technology and to streamline manufacturing efforts to focus on our total lead-activated carbon negative electrode.

In the fourth quarter of 2014, we took steps to evaluate and implement the staged phase out of the manufacturing of batteries at our leased Clover Lane facility and the redirection of our efforts toward carbon electrode manufacturing at our leased Green Ridge Road facility. We also continue developing third party PbC battery suppliers, and selling energy storage systems. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence. It is our primary goal to become the leading supplier of carbon electrode assemblies for the global lead – acid battery industry.

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

•	Net sales are derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries: sales of PbC batteries and PbC energy storage components and devices and from the sales of products related to advanced battery applications for our PbC technology.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, rent, insurance, property taxes, utilities and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the three months ended March 31, 2015 and March 31, 2014 was $487,328 and $437,257, respectively.

•	Research and development expenses include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included are materials consumed in the production of pilot plant production and our engineering activities.

•	Selling, general and administrative expenses include business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

Recent Events

In January 2015, Richard Bogan and Don Farley were appointed as Directors and Mr. Farley was appointed as Chairman.

On January 28, 2015, we announced a strategic marketing, sales and reselling agreement with privately owned Portland OR-based Pacific Energy Ventures LLC (PEV), a technology and project development firm specializing in the renewable energy and energy storage sectors.  Under the agreement, PEV will represent Axion Power and its PbC-based products nationally on a non-exclusive basis, initially focused in the area that comprises the power grid of PJM Interconnection LLC, a Regional Transmission Organization serving all or parts of 13 states in the Northeast and the District of Columbia.  PEV will promote the sale of PbC and PowerCube products for use with renewable energy and energy storage projects.

Listing Standard Maintenance

Our board of directors believes that attaining and maintaining the listing of our common stock on NASDAQ is in the best interests of our company and its stockholders. As of April 25, 2015, our common stock has traded on the NASDAQ Capital Market in a 52 week closing price range from $0.03 to $9.45 per share. NASDAQ requires a minimum closing price of $1.00 per share in connection with the continued listing application.

On February 19, 2015, we received a written notification from the NASDAQ Stock Market LLC that it did not meet the $1.00 minimum bid requirement from January 5, 2015 to February 18, 2015 under NASDAQ Listing Rule 5550(a)(2) which requires us to maintain a minimum bid price of at least $1.00 for at least one trading day during any consecutive 30 trading day period.

The notification does not result in the immediate delisting of the Company's common stock, and its common stock will continue to trade uninterrupted on the NASDAQ Capital Market. We have been provided with a 180 calendar day period, or until August 18, 2015, to regain compliance with this requirement. To regain compliance with the minimum bid price requirement, we must have a closing bid price of at least $1 per share for a minimum of ten consecutive business days during this compliance period.

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

The three most significant financial metrics for our business during our initial commercialization phase to date have been:

•	Revenue growth of our PbC technologies.

•	Extracting an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).

•	Ensuring we have sufficient capital to fund our short and long-term business requirements.

We will continue to characterize and perfect our PbC products through working with targeted prospective customers in a number of projects as we move into commercialization While we are working toward successful commercialization of our PbC products, we cannot provide assurances that the PbC products will be successful in their present design or that further research and development will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our PbC technology.

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

As part of the underwritten public offering which we closed on October 29, 2014, resulting in net proceeds to us of $5.5 million, we issued Series B warrants to the investors. These Series B warrants convert into shares of our common stock, based on a market price formula, which is detailed in the Series B warrant agreement.  We were required to provide these Series B warrants as a final condition to funding the offering. As of May 1, 2015, 1,546,804 Series B warrants have been exercised, and 609,446 Series B warrants remain to be exercised.  Inclusive of issuance of shares of our common stock issued for the exercise of Series B warrants through May 1, 2015, we have 93,951,560 shares of our common stock issued and outstanding. As of the close of business on April 16, 2015, due to the recent volume of exercise of its Series B Warrants, we estimated that its number of issued common shares was within 5% of the total authorized shares of common stock of 100 million. Therefore, we instructed its transfer agent, effective as of the opening of business on April 17, 2015, not to accept any further exercise notices of Series B warrants until we are able to discern its course of action on a prospective basis with respect to making more shares of authorized common stock available for issuance. The proposed reverse split will provide more than sufficient shares to cover exercise of the remaining B Warrants.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2015 and 2014:

	2015	2014	Change	% Change
Net sales	$250,046	$2,314,300	$(2,064,254)	89%
Cost of tangible goods sold	217,672	2,352,636	(2,134,964)	91%
Cost of goods sold – idle capacity	487,328	437,257	50,071	11%
Gross loss	(454,954)	(475,593)	20,639	4%

Research and development expense	276,255	443,926	(167,671)	38%
Selling, general and administrative expense	826,213	1,113,597	(287,384)	26%
Other (income)	(7)	(43,791)	43,784	100%
Operating loss	(1,557,415)	(1,989,325)	431,910	22%

Change in value senior warrants	-	2,419,355	(2,419,355)	100%
Change in value conversion feature senior notes	-	(32)	32	100%
Debt discount amortization expense	-	809,334	(809,334)	100%
Derivative revaluation Series B warrants	(668,536)	-	(668,536)	100%
Interest expense, note payable	3,296	5,359	(2,063)	38%
Extinguishment loss on senior notes conversion	-	834,000	(834,000)	100%
Placement agent fees	23,826	-	23,826	100%
Interest on convertible notes	1,367	454,963	(453,596)	100%
Net loss before income taxes	$(917,368)	$(6,512,304)	$5,594,936	86%

Reconciliation of net loss to EBITDA

	2015	2014	Change	% Change
GAAP Net loss before income taxes	$(917,368)	$(6,512,304)	$5,594,936	86%
Change in value senior warrants	-	2,419,355	(2,419,355)	100%
Change in value conversion feature senior notes	-	(32)	32	100%
Debt discount amortization expense	-	809,334	(809,334)	100%
Derivative revaluation Series B warrants	(668,536)	-	(668,536)	100%
Interest expense, note payable	3,296	5,359	(2,063)	38%
Extinguishment loss on senior notes conversion	-	834,000	(834,000)	100%
Placement agent fees	23,826	-	23,826	100%
Interest on convertible notes	1,367	454,963	(453,596)	100%
Depreciation expense	78,525	371,870	(293,345)	79%
Share based compensation expense	108,071	37,905	70,166	185%
EBITDA (1)	$(1,370,819)	$(1,579,550)	$208,731	13%

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Income for the first quarter of 2015 compared with the first quarter of 2014

Net Sales

Net sales for the first quarter of 2015 were $0.2 million compared to $2.3 million for the first quarter of 2014. We had one customer that accounted for approximately 84% of sales for the first quarter of 2014. The agreement with that customer concluded in the second quarter of 2014. We had two customers that accounted for 76% of sales for the first quarter of 2015.

Cost of Tangible Goods Sold

The costs of tangible goods sold for the first quarter of 2015 were $0.2 million compared to $2.4 million for the first quarter of 2014. The change in cost of tangible goods sold resulted from the change in net sales.

Cost of Goods Sold –Idle Capacity

The costs of goods sold-idle capacity for the first quarter of 2015 were $0.49 million compared to $0.44 million for the same period in 2014. The change in cost of goods sold idle-capacity, resulted primarily from decreased absorption of fixed costs.

Gross Loss

Gross loss for the first quarter of 2015 was a $0.45 million compared to a $0.48 million for the same period in 2014.

Research and Development Expenses

Research and development expense for the three months ended March 31, 2015 was $ 0.3 million compared to $0.4 million for the same period in 2014. The decrease is due primarily to a reduction in staff.

Selling, General and Administrative Expenses

Selling, general, and administrative expense for the first three months of 2015 was $ 0.8 million compared to $ 1.1 million for the same period in 2014. The decrease is due to a reduction in staff and a decrease in placement agent fees.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash generated from issuances of our equity and debt securities. From inception through March 31, 2015, we have generated revenue from operations that was not significant enough to produce an operating profit.

At March 31, 2015, the Company’s working capital was $2.5 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the third quarter of 2015, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2015. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Working Capital

At March 31, 2015 working capital was $2.5 million compared to $4.0 million at December 31, 2014.

Cash Flows Used in Operating Activities

Net cash used in operations for the first quarter of 2015 was $1.2 million consisting of net cash used by operations of $1.4 million offset by $0.2 million provided by changes in operating assets and liabilities. Net cash used by operations for the first quarter of 2014 was $1.7 million consisting of net cash used by operations of $1.6 million and $0.1 million used by changes in operating assets and liabilities

Cash Flows Used in Investing Activities

There was no cash used in investing activities for the first quarter of 2015. Cash used for investing for the same period in 2014 was $0.02 million. Investing activities were for purchases of property and equipment.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the first quarter of 2015 was $0.02 million compared to net cash provided by financing activities of $2.2 million for the same period in 2014. Cash used in 2015 was for repayment of repay short term debt. For 2014, net cash provided by financing was due to $2.2 million in funds being released from restricted cash and $0.02 million used to repay short term debt.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. During the first quarter ending March 31, 2015, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2014

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by our quarterly report, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except as set forth below.

We do not have sufficient authorized shares of our common stock for exercise of our remaining Series B warrants.

As of May 15, 2015, we have 93,959,709 shares of our common stock issued and outstanding and 609,446 Series B warrants outstanding. On April 30, 2015, we filed a Schedule 14A with the SEC in which we asked our shareholders for approval to effect a reverse split of our issued and outstanding common stock in a ratio of not less than 1:20 nor more than 1:50, with the final reverse split ratio within that range to be determined by our Board of Directors. If we do not obtain shareholder approval for the reverse stock split we will not have sufficient authorized and unissued shares to be able to fully honor exercise of the remaining Series B warrants and may be subject to monetary penalties from the holders of those warrants.

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

4.18  Amendment to Warrant Agreement (46)

(46)  Incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2015.

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

AXION POWER INTERNATIONAL, INC.

/s/ Donald Farley

Donald Farley
Principal Executive Officer and Director
Dated: May 20, 2015

/s/Charles Trego

Charles Trego, Principal Financial Officer, Principal Accounting Officer and Director
Dated: May 20, 2015

