Form 10-Q
period 2015-06-30
Axion Power International, Inc.
filed 2015-08-19
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at August 14, 2015
Common Stock, $0.005 par value	3,472,313

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014
ASSETS

Cash and cash equivalents	$853,711	$3,436,198
Accounts receivable, net	55,067	9,874
Other current assets	266,091	193,974
Inventory, net	1,004,193	1,136,948
Total current assets	2,179,062	4,776,994

Property & equipment, net	1,915,480	2,072,530

Total Assets	$4,094,542	$6,849,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$454,771	$335,936
Other liabilities	583,212	293,172
Note payable	121,523	104,777
Accrued interest convertible notes	18,405	15,628
Subordinated convertible notes	65,000	65,000
Total current liabilities	1,242,911	814,513

Deferred revenue	55,871	55,871
Note payable	41,943	104,804
Derivative liability Series B warrants	2,182,993	2,930,335
Total liabilities	3,523,718	3,905,523

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares authorized Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding	—	—
Common stock-100,000,000 shares authorized $0.005 par value 2,693,449 issued and outstanding (206,808 in 2014)	13,468	1,034
Additional paid in capital	121,181,840	118,451,041
Retained earnings (deficit)	(120,372,871)	(115,256,461)
Cumulative foreign currency translation adjustment	(251,613)	(251,613)
Total stockholders’ equity	570,824	2,944,001

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,094,542	$6,849,524

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPRHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$93,510	$1,895,622	$343,556	$4,209,924

Cost of tangible goods sold	198,523	1,889,073	416,195	4,241,709

Cost of goods sold - idle capacity	457,369	416,590	944,697	853,847
Gross Loss	(562,382)	(410,041)	(1,017,336)	(885,632)

Research and development expense	244,410	582,943	520,665	1,026,871
Selling, general and administrative expense	896,101	1,392,372	1,722,309	2,505,965
Other (income)	—	(15,242)	—	(59,034)
Operating loss	(1,702,893)	(2,370,114)	(3,260,310)	(4,359,434)

Change in value of senior warrants	—	(805,299)	—	1,614,056
Change in value conversion feature senior notes	—	—	—	(32)
Change in value of Series B warrants	2,489,386	—	1,820,850	—
Debt discount amortization expense	—	—	—	750,665
Interest expense, note payable	5,349	4,464	8,646	9,825
Extinguishment loss on senior notes conversion	—	358,189	—	1,192,189
Placement agent warrants	—	—	23,826	58,669
Interest on convertible notes	1,409	198,923	2,777	653,886
Loss before income taxes	(4,199,037)	(2,126,391)	(5,116,409)	(8,638,692)
Income taxes	—	—	—	—
Net loss	(4,199,037)	(2,126,391)	(5,116,409)	(8,638,692)
Foreign translation adjustment	1	(2)	—	(2)
Comprehensive (loss)	$(4,199,036)	$(2,126,393)	$(5,116,409)	$(8,638,694)

Basic and diluted net loss per share	$(3.38)	$(16.80)	$(3.63)	$(71.50)

Weighted average common shares outstanding	1,241,554	126,577	1,410,042	120,828

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities

Net loss	$(5,116,409)	$(8,638,692)

Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation expense	157,049	737,703
Change in value of Series B warrants	1,820,850	—
Change in value of senior warrants	—	1,614,056
Change in value conversion feature senior notes	—	(32)
Debt discount amortization expense	—	779,929
Interest accrued , senior convertible notes paid in common stock	—	519,277
Extinguishment loss on senior notes conversion	—	1,325,839
Amortization deferred financing fees	—	66,930
Placement agent warrants	23,826	58,669
Stock issued for consulting fees	30,000	—
Stock based compensation expense	112,034	77,537
Inventory valuation adjustment	111,500	—

Changes in operating assets & liabilities
Accounts receivable, net	(45,196)	325,456
Other current assets	(72,115)	(96,207)
Inventory, net	21,255	565,853
Accounts payable	118,836	139,568
Other current liabilities	299,221	28,678
Accrued interest	2,777	23,357
Deferred revenue	—	(180,551)
Net cash (used in) operating activities	(2,536,372)	(2,652,630)

Investing Activities
Other receivables	—	29,000
Capital expenditures	—	(92,331)
Net cash (used in) investing activities	—	(63,331)

Financing Activities
Repayment of note payable	(46,115)	(57,029)
Repayment of subordinated convertible note	—	(200,000)
Amount released from restricted cash account	—	3,780,341
Net cash (used in) provided by financing activities	(46,115)	3,523,312

Net change in cash and cash equivalents	(2,582,487)	807,351
Effect of exchange rate on cash	—	(2)
Cash and cash equivalents – beginning	3,436,198	1,169,093
Cash and cash equivalents – ending	$853,711	$1,976,442

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$8,646	$22,321

Supplemental Schedule of Non Cash Investing and Financing Activities:
Interest accrued converted into debt principal	$—	$66,049
Common stock issued for principal payments on senior notes	$—	$2,725,000
Common stock issued for consulting fees	$21	$—
Common stock issued for warrants exercised	$12,388	$—
Reclassification of derivative liability for warrants exercised	$2,568,192	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

1.	Financial Statements

These unaudited consolidated financial statements of Axion Power International, Inc., a Delaware corporation, include the operations of its wholly owned subsidiaries; Axion Power Battery Manufacturing, Inc., Axion Power Corporation, a Canadian Federal corporation , and C & T Co. Inc., an Ontario corporation (collectively, the “Company”).

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, statements of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Annual Report on Form 10-K for the year ended December 31, 2014. The results of income and comprehensive income for the three and six month periods ended June 30, 2015 are not necessarily indicative of results of income and comprehensive income for the Company’s 2015 calendar year.

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

As approved by our board of directors and shareholders, we effected a 1-for-35 stock split of our common shares and Series A warrants on July 14, 2015.

All share related and per share information has been adjusted to give effect to the reverse stock split from the beginning of the earliest period presented.

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

The aforementioned standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We intend to evaluate the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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
June 30, 2015
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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, that simplifies the measurement of inventory for all entities. The amendments apply to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. The guidance must be applied prospectively and will be effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

3.	Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
Raw materials and components	$558,455	$601,196
Work in process	656,489	639,957
Finished goods	69,451	80,263
Inventory reserves	(280,202)	(184,468)
	$1,004,193	$1,136,948

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Outstanding at January 1, 2015	2,223,284	$114.15	5.0
Granted	3,081	149.10	5.0
Exercised	(1,536,803)	—	—
Outstanding at June 30, 2015	689,562	$106.59	4.3

Of the remaining 689,562 outstanding warrants as of June 30, 2015, 619,447 are Series B warrants.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

As of June 30, 2015, there were 619,447 Series B warrants classified as derivative liabilities relating to the public common stock offering that occurred on October 29, 2014. Each reporting period the Series B warrants are re-valued and adjusted through the captions “change in value the Series B warrants,” on the consolidated statements of income and comprehensive income.

As of June 15, 2015, the Company received the agreement of the holders of over 65% of the then remaining outstanding 619,447 Company Series B warrants to amend and restate the May 2015 amendment to the October 2014 warrant agreement (“Agreement”).

The amendments to the terms of the Series B warrants are as follows:

•	The definition of the term “Market Price” in Section 3.3.2.1 of the Warrant Agreement (which covers the further cashless exercises of the Series B warrants) is amended to be the higher of (i) $0.10 ($3.50 post split) and (ii) 85% of the arithmetic average of the sum of the five lowest per share volume weighted average prices for the 15 trading days on the Nasdaq Capital Market (or if not on the Nasdaq Capital Market, on the Company’s then principal trading market) immediately prior to the date of exercise).

•	On August 12, 2015, the Company filed a Definitive Schedule 14A proxy statement with the Commission requesting shareholder approval of the following amendment to the definition of “Market Price” (“Fixed Market Price Definition”): “Market Price” shall mean $0.10 ($3.50 post split; subject to adjustment for any stock split, reverse stock split, stock dividend, stock combination, recapitalization or other similar transaction) . The Company shall take all steps reasonably necessary to obtain such shareholder approval of the Fixed Market Price Definition as soon as practicable thereafter, but in no event later than September 12, 2015, and the Company shall cause the Board of Directors of the Company to recommend that the shareholders approve such amendment. If the Company is able to obtain such shareholder approval, the definition of Market Price in the first sentence of this subparagraph a. shall automatically be replaced with the Fixed Market Price Definition.

•	In consideration of the agreement by the holders of more than 65% of the remaining Series B warrants as set forth above, the Company has caused the initial Exercise Price of the Series A warrants to be reduced to $0.50 ($17.50 post split) per share.

The number of Series B warrants was not affected by the 1-for-35 reverse stock split and instead each warrant is exercisable into 1/35 of a share on a cash exercise basis.

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

The stock-based compensation expense was $112,034 of which $45,871 was for independent director’s compensation in lieu of cash, for the six months ended June 30, 2015. The stock-based compensation expense was $77,537 of which $55,165 was for independent director’s compensation in lieu if cash, for the six motns ended June 30, 2014. In addition, the Company recorded $30,000 for non-independent director consulting fees which were paid with stock based compensation in lieu of cash during the three months ended June 30, 2015.

Outstanding compensatory options consist of the following:

		Weighted Average
	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,872	$1,381.80	$505.40	3.8	$—
Granted	12,766	35.00	15.00	5.5	—
Forfeited or lapsed	(1,302)	894.09	444.09	—	—
Outstanding at June 30, 2015	15,336	$301.18	$102.97	5.4	$—
Exercisable at June 30, 2015	10,022	$440.09	$144.75	4.8	$—

All non-vested compensatory stock options consist of the following:

	All Options
	Shares	Weighted Average Fair Value
Subject to future vesting at January 1, 2015	1,216	$155.05
Granted	12,766	15.00
Forfeited or lapsed	(1,056)	195.35
Vested	(7,612)	11.60
Subject to future vesting at June 30, 2015	5,314	$24.17

As of June 30, 2015, there was $95,657 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 4.5 years. There were 7,572 options granted valued using Black Scholes Merton with the following assumptions: (i) volatility of 71.1%. (ii) risk free interest rate of 0.85%, (iii) dividend rate of zero, (iv) expected life 5 years, and (v) exercise price of $35.00. In addition, 5,194 options granted were valued using Black Scholes Merton with the following assumptions: (i) volatility of 186.0%, (ii) risk free interest rate of 1.10%, (iii) dividend rate of zero, (iv) expected life 5 years, and (v) exercise price of $35.00.

8

 .

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

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

If the Company had generated earnings during the six months ended June 30, 2015, the Company would have added 85,061 of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding, excluding unexercised Series B warrrants. The Company had unexercised Series B warrants of 619,447 outstanding at June 30, 2015. The remaining unexercised outstanding 619,447 Series B warrants would have added 24,390,726 common shares as permitted by the Amendment to the original Warrant agreement.

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

During the six month period ended June 30, 2014, amortization of deferred financing fees amounted to $66,930.

Senior Warrants

The Warrants entitled the holders to purchase, in the aggregate, 9,875 shares of common stock. The Warrants were exercisable beginning November 8, 2013. On August 1, 2014, the Company entered into warrant exchange agreements (“Warrant Exchange Agreements”) with the holders (“Senior Warrant holders”) of the Senior Warrants. Pursuant to the Warrant Exchange Agreements, the Senior Warrant holders exchanged all of the Senior Warrants for shares of the Company’s stock (“Shares”) at a ratio of 1.7 Shares for each Senior Warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933 as amended.

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

The change in fair value of the Senior Warrants of $1,614,056 was recorded as a non-cash loss on change in value of these derivatives for the six month period ended June 30, 2014. The change in value of the conversion feature of the Senior Notes of $32 was recorded as a non-cash gain on change in value of the derivative for the six month period ended June 30, 2014.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to March 31, 2014 with shares of the Company’s common stock.  During the six months ended June 30, 2014, a loss on extinguishment was recognized in the amount of $1,192,189, for the difference between the installment amount and the fair value of the shares at the issuance date.

In addition, during the six months ended June 30, 2014, debt discount amortization related to Senior Notes amounted to $678,052.

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9 million principal amount Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $462.00 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,097 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $528.50 per share. Holders of 2/3 of the Subordinated Notes are affiliates who have verbally agreed to a revised due date of December 31, 2015.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

During the six months ended June 30, 2014, debt discount amortization related to the Subordinated Notes amounted to $64,352.

The outstanding principal balance at June 30, 2015 and December 31, 2014, related to the Subordinated Notes is $65,000.

8.     Public offering of common stock, Series A warrants and Series B warrants

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock (“Common Stock”), together with Series A warrants to purchase 53,572 shares of its Common Stock (“Series A Warrants”) and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years and the Series B Warrants may be exercised for a period of 15 months. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Series B warrants were not subject to the 1 for 35 reverse split. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the NASDAQ Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(unaudited)

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

As of June 30, 2015 and December 31, 2014, the fair value of the Series B warrants was estimated to be $2,182,993 and $2,930,335, respectively.

The change in the fair value of the Series B warrant liability is as follows:

Fair
Value
Series B warranty liability, January 1, 2015	$2,930,335
Series B warrants exercised	(2,568,192)
Revaluation of remaining Series B warrants	1,820,850
Series B warrant liability, June 30, 2015	$2,182,993

Fair Value Disclosure

The Company has one Level 3 financial instrument as of June 30, 2015 and December 31, 2014, the Series B warrants associated with the public offering of common stock. The Series B warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives.

9.     Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2015 the Company’s working capital was $0.9 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the third quarter of 2015, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2015. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

10.     Letter of Intent with LCB International, Inc.

On June 13, 2015, the Company entered into a Binding Letter of Intent with LCB International, Inc., a British Virgin Islands corporation, regarding an exclusive license of the Company’s intellectual property portfolio of PbC technology for various applications (including, but not limited to related e-energy solutions for motive and stationary applications, including, but not limited to e-scooter, commercial, light and off road vehicles and grid storage (“Products”) of the Company’s PbC technology (“Technology”) in the People’s Republic of China, Taiwan, Macao and Hong Kong (“Territory”). The salient terms of the Binding Letter of Intent (referred to herein as the “Letter of Intent” or “LOI”) are as follows:

•	Within 10 working days of the date of execution of the LOI, LCB shall pay the Company a $250,000 earnest money deposit.

•	The parties shall use best efforts to execute comprehensive agreements with respect to the transactions contemplated by the LOI within a 60 day exclusivity period after execution of the LOI.

•	The Company has granted LCB an exclusive license for the Technology in the Territory with an up front technology fee of $2 million to be paid in four equal amounts, with the initial $500,000 to be paid on the 45th day after execution of a technology license agreement and subsequent $500,000 payments to be made on each of the on the first, second and third six month anniversaries of the date of execution of the technology license agreement.

•	Upon commercialization of the Products, LCB shall pay the Company a royalty equal to 2% of the gross receipts of sales from such Products in the Territory, with a minimum annual royalty of $1 million by year three, and a per year increase in such minimum of 10%, which minimum annual royalty shall be capped at $2 million during the license term.

•	LCB shall also purchase $4 million of preferred stock from the Company within 45 days of the execution of the comprehensive agreements. LCB shall initially purchase up to $1 million of preferred stock from the Company unless and until the Company obtains shareholder approval for the purchase of the balance of the preferred stock (with the balance of the preferred stock to be purchased within 10 days of the date of receipt of such shareholder approval), and in the aggregate, LCB shall only purchase securities convertible and exercisable into a maximum of 19.9% of the issued and outstanding common stock of the Company on that date of consummation of the transaction. The terms of the Preferred Stock are as follows:

•	Issuance of two million convertible senior preferred shares (Preferred) at $2 par value per share. The convertibility is subject to shareholder approval.
•	Dividends on preferred stock shall accrue at the rate of 4.0% per annum.
•	Preferred holders may convert all or portion to common stock at the Conversion Price defined below at any time after ninety days of the purchase date thereof.
•	The Conversion Price of the Preferred is 120% of the VWAP (volume weighted average price) of the Company’s common stock of the twenty trading days immediately prior to the execution of the LOI.
•	Preferred shares shall vote on with the holders of common stock on an as-converted basis. The prior approval of the preferred shares, as a single class, shall be required for a sale of all or substantially all of the Company’s assets and / or any issuance of securities, convertible debt equivalent to more than 8% of the then issued and outstanding shares of common stock. This approval right shall cease when the total number of unconverted preferred shares is less than one million.
•	The Company shall have a right to redeem the preferred stock at a price equal to the original issue price per share plus accrued dividends after the second anniversary of the issuance with a 30 day prior written notice to LCB.
•	LCB shall be granted registration rights for the preferred stock on terms to be negotiated between the parties.

•	The Company shall grant LCB a warrant to purchase $2 million of its common stock at an exercise price of $.10 per share with an 18 month term and a warrant to purchase $8 million of its common stock at an exercise price of $.50 per share with a four year term from the date of the execution of the comprehensive agreements. Such warrants are based on the full purchase of two million shares of preferred stock by LCB.

•	LCB shall also purchase a $4 million principal amount senior convertible note from the Company within three months of the day of execution of the comprehensive agreements (with an initial purchase of up to $1 million until shareholder approval is obtained). The terms of the note are as follows:

•	The note shall have a four year term, and accrue interest at the rate of 5% per annum during the note term.
•	The use of proceeds shall be $2 million for capital expenditures for the Company’s “Gen IV” production line, $0.5 million for carbon electrode R&D, and $1.5 million for Company operations.
•	After the first year of the note term, the note may be converted into shares of the Company’s common stock as follows: 50% at the end of the first year, and the balance after the second year of the term. The conversion price is set at 130% of the VWAP (volume weighted average price) of AXPW stock over the twenty trading days prior to the execution date of the LOI.
•	After the third anniversary of the date of issuance of the note, the Company may prepay all or part of the note upon at least 60 days prior written notice to lender.
•	Upon the occurrence of a change in control, the lender may, at its option, cause the note to be converted into the Company’s common stock or cause the note to be paid in full.
•	The Company’s obligations under the note are secured by a first priority lien on all of the Company’s intellectual property rights and capital assets used for the production of carbon electrodes.
•	The prior approval of the noteholder is required for a sale of all or substantially all of the Company’s assets and /or issuance of any securities equivalent to more than 8% of the Company’s then issued and outstanding shares of common stock, as well as to license its intellectual property rights of carbon electrodes, exclusive commercial licenses and more than one license to manufacture PbC batteries outside of the Territory.

•	LCB shall be responsible for identifying and securing battery manufacture in the Territory, and LCB is prohibited directly or indirectly from exporting, marketing, licensing or otherwise conveying the Technology or Products outside of the Territory subject to limited exceptions.

•	LCB shall set up a Sino-US Joint Venture (“CJV”) within the Territory within six months of the date of execution of the comprehensive agreements to be owned 90% by LCB and 10% by the Company, with the opportunity for the Company to increase its equity interest up to 25% upon terms agreed upon by the parties. LCB shall be responsible for funding the operations of the CJV in an amount up to $20 million in cash.

•	The term of the technology license agreement shall be the latter of 15 years from the date of execution and the latest expiration date of any patent licenses by the LOI.

•	LCB shall have the right to nominate a director and an observer to the Company’s Board of Directors after execution of the comprehensive agreements.

•	The LOI delineates certain break up fees and license rights in the event that the parties do not enter into comprehensive agreements within the 60 day exclusivity period.

•	The issuance of all securities as contemplated by the LOI, in excess of 19.9% of the Company’s issued and outstanding common stock, shall be subject to shareholder approval in compliance with NASDAQ Rule 5635. The parties acknowledge that all amounts of securities and related prices are “pre-split” with respect to the Company’s contemplated reverse stock split.

As of June 30, 2015, LCB had paid the $250,000 earnest money deposit to the Company, which is included in other current liabilities in the accompanying June 30, 2015 balance sheet.

11.     Subsequent events

On August 6, 2015, the Company entered into a securities purchase agreement (“Agreement”) with several accredited investors, including one director of the Company (each, an “Investor”) pursuant to which it sold $600,000 principal amount of Senior Convertible Notes (“Notes”) to the Investors. The transaction was approved by the Company’s Board of Directors on August 5, 2015. The Notes carry an original issue discount of 15% so that the gross amount of proceeds to the Company (before expenses) is $510,000. The Notes bear interest at the rate of 12% per annum, and the interest is payable in cash upon repayment of the Notes or in shares of the Company’s common stock upon conversion of the Notes. The Notes have a term of 90 days from the date of issuance, which may be extended at the option of the Investor with respect to all or any portion of a Note (i) in the event that and for so long as an event of default is occurring under a Note, (ii) through the date that all shares issued upon conversion of the Note may be resold under Rule 144 without restriction and/or (iii) through the date that is 10 business days after the consummation of a change in control transaction, all as specified in the Notes. The conversion price for the Notes is $1.75 per share. The holders of the Notes will be issued one five year warrant (“Warrants”) for each $1.00 of principal amount of the Note invested (510,000 Warrants in total). Each Warrant has an exercise price of $1.75 per share. The Agreement, Notes and Warrants contain other terms and provisions which are customary for a transaction of this nature, including standard representations and warranties and events of default. The transaction is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated thereunder, and closed on August 10, 2015. All monies were received by August 11, 2015.

On August 10, 2015, the Company and each of the accredited investors party thereto entered into a separate amendment to the Agreement which creates a schedule exception to Section 7(x) of the Agreement. The new Schedule 7(x) to the Amendment reads as follows: As a result of the valuationof the Company’s Series B Warrants for the quarter ended June 30, 2015, which the Company is in the process of finalizing with its third party independent valuation consultant, the Company has come to the conclusion that it will fall below the $2.5 million sharerholders equity requirement as set forth in NASDAQ Rule 5550(b)(i). As a result of this event, the Company will likely receive a defficiency notification under Rule 5810(2) to which it will be required to submit a plan of compliance for NASDAQ staff review, within 45 days of receipt of notification. The Company has a plan in place, subject to the successful execution of the transaction with LCB International, Inc. proposed as described below, with which to regain compliance likely by the middle of the fourth fiscal quarter of 2015.

In conjunction with the above described transactions, the Company’s Board of Directors has agreed to waive $35,000 in fees due to it and the payment date for an additional $35,000 due in Board fees has been extended until the close of funding with LCB. The Company’s two landlords have also agreed to extend the payment date of an aggregate of $291,975 due in lease payments until December 31, 2015.

With respect to the status of the Letter of Intent with LCB International, Inc. (as discussed in Footnote 10, in the Notes to the Consolidated Financial Statements), the negotiations since June 13, 2015 have proceeded with a high priority for both parties, and substantial progress has been made. Nevertheless certain actions necessary to successfully complete the transaction will require additional time, and Axion’s Board of Directors has agreed to extend the exclusivity provision for an additional 30 days, ending on September 13, 2015. Battery testing at independent labs in China and additional technical review of our Gen4 PbC carbon electrode manufacturing feasibility are examples of a few items that require additional time to complete before a transaction can be consummated. We expect that the extension period will provide sufficient time to complete the additional tasks and top reach agreement on various business matters.

As a further benchmark of progress, LCB has ordered and Axion is preparing to ship 100 batteries to China for LCB use in test applications over the next couple of months. The first of two deliveries will be shipped in late August.

We are preparing filings seeking regulatory approval for a 2MW frequency regulation project at Sharon PA that is enabled by a lease option for the site including possible expansion to a 12MW project at a later date, subject to regulatory approval. Carbon electrodes were prepared for PbC battery manufacturing trials with select U.S. based battery companies, a key goal of the company’s strategy. Commercial development progress was made on applications for less complicated drop-in uses of PbC batteries, but a more fundamental effort awaits completion of the LCB transaction and the availability of funds for a new sales and marketing team. Activities to engage licensing and development partners for non-China and Taiwan key markets are also ongoing in keeping with the Company’s strategy.

On June 12, 2015, the company entered into a 30 month and 18 day option to enter into an energy frequency regulation lease for the subject property. The option fee is $4,000 for months 1 thru 18 and $6,000 per month thereafter, and the Company can extend the option for an additional six months upon notice at least 30 days prior to the initial lease term. The option agreement permits the Company to exercise the option at any time during the option term.

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

Binding Letter of Intent with LCB International, Inc.

On June 13, 2015, the Company entered into a Binding Letter of Intent with LCB International, Inc., a British Virgin Islands corporation, regarding an exclusive license of the Company’s intellectual property portfolio of PbC technology for various applications (including, but not limited to related e-energy solutions for motive and stationary applications, including, but not limited to e-scooter, commercial, light and off road vehicles and grid storage (“Products”) of the Company’s PbC technology (“Technology”) in the People’s Republic of China, Taiwan, Macao and Hong Kong (“Territory”). The salient terms of the Binding Letter of Intent (referred to herein as the “Letter of Intent” or “LOI”) are as follows:

•	Within 10 working days of the date of execution of the LOI, LCB shall pay the Company a $250,000 earnest money deposit.

•	The parties shall use best efforts to execute comprehensive agreements with respect to the transactions contemplated by the LOI within a 60 day exclusivity period after execution of the LOI.

•	The Company has granted LCB an exclusive license for the Technology in the Territory with an up front technology fee of $2 million to be paid in four equal amounts, with the initial $500,000 to be paid on the 45th day after execution of a technology license agreement and subsequent $500,000 payments to be made on each of the on the first, second and third six month anniversaries of the date of execution of the technology license agreement.

•	Upon commercialization of the Products, LCB shall pay the Company a royalty equal to 2% of the gross receipts of sales from such Products in the Territory, with a minimum annual royalty of $1 million by year three, and a per year increase in such minimum of 10%, which minimum annual royalty shall be capped at $2 million during the license term.

•	LCB shall also purchase $4 million of preferred stock from the Company within 45 days of the execution of the comprehensive agreements. LCB shall initially purchase up to $1 million of preferred stock from the Company unless and until the Company obtains shareholder approval for the purchase of the balance of the preferred stock (with the balance of the preferred stock to be purchased within 10 days of the date of receipt of such shareholder approval), and in the aggregate, LCB shall only purchase securities convertible and exercisable into a maximum of 19.9% of the issued and outstanding common stock of the Company on that date of consummation of the transaction. The terms of the Preferred Stock are as follows:

•	Issuance of two million convertible senior preferred shares (Preferred) at $2 par value per share. The convertibility is subject to shareholder approval.
•	Dividends on preferred stock shall accrue at the rate of 4.0% per annum.
•	Preferred holders may convert all or portion to common stock at the Conversion Price defined below at any time after ninety days of the purchase date thereof.
•	The Conversion Price of the Preferred is 120% of the VWAP (volume weighted average price) of the Company’s common stock of the twenty trading days immediately prior to the execution of the LOI.
•	Preferred shares shall vote on with the holders of common stock on an as-converted basis. The prior approval of the preferred shares, as a single class, shall be required for a sale of all or substantially all of the Company’s assets and / or any issuance of securities, convertible debt equivalent to more than 8% of the then issued and outstanding shares of common stock. This approval right shall cease when the total number of unconverted preferred shares is less than one million.
•	The Company shall have a right to redeem the preferred stock at a price equal to the original issue price per share plus accrued dividends after the second anniversary of the issuance with a 30 day prior written notice to LCB.
•	LCB shall be granted registration rights for the preferred stock on terms to be negotiated between the parties.

•	The Company shall grant LCB a warrant to purchase $2 million of its common stock at an exercise price of $.10 per share with an 18 month term and a warrant to purchase $8 million of its common stock at an exercise price of $.50 per share with a four year term from the date of the execution of the comprehensive agreements. Such warrants are based on the full purchase of two million shares of preferred stock by LCB.

•	LCB shall also purchase a $4 million principal amount senior convertible note from the Company within three months of the day of execution of the comprehensive agreements (with an initial purchase of up to $1 million until shareholder approval is obtained). The terms of the note are as follows:

•	The note shall have a four year term, and accrue interest at the rate of 5% per annum during the note term.
•	The use of proceeds shall be $2 million for capital expenditures for the Company’s “Gen IV” production line, $0.5 million for carbon electrode R&D, and $1.5 million for Company operations.
•	After the first year of the note term, the note may be converted into shares of the Company’s common stock as follows: 50% at the end of the first year, and the balance after the second year of the term. The conversion price is set at 130% of the VWAP (volume weighted average price) of AXPW stock over the twenty trading days prior to the execution date of the LOI.

•	After the third anniversary of the date of issuance of the note, the Company may prepay all or part of the note upon at least 60 days prior written notice to lender.
•	Upon the occurrence of a change in control, the lender may, at its option, cause the note to be converted into the Company’s common stock or cause the note to be paid in full.
•	The Company’s obligations under the note are secured by a first priority lien on all of the Company’s intellectual property rights and capital assets used for the production of carbon electrodes.
•	The prior approval of the noteholder is required for a sale of all or substantially all of the Company’s assets and /or issuance of any securities equivalent to more than 8% of the Company’s then issued and outstanding shares of common stock, as well as to license its intellectual property rights of carbon electrodes, exclusive commercial licenses and more than one license to manufacture PbC batteries outside of the Territory.

•	LCB shall be responsible for identifying and securing battery manufacture in the Territory, and LCB is prohibited directly or indirectly from exporting, marketing, licensing or otherwise conveying the Technology or Products outside of the Territory subject to limited exceptions.

•	LCB shall set up a Sino-US Joint Venture (“CJV”) within the Territory within six months of the date of execution of the comprehensive agreements to be owned 90% by LCB and 10% by the Company, with the opportunity for the Company to increase its equity interest up to 25% upon terms agreed upon by the parties. LCB shall be responsible for funding the operations of the CJV in an amount up to $20 million in cash.

•	The term of the technology license agreement shall be the latter of 15 years from the date of execution and the latest expiration date of any patent licenses by the LOI.

•	LCB shall have the right to nominate a director and an observer to the Company’s Board of Directors after execution of the comprehensive agreements.

•	The LOI delineates certain break up fees and license rights in the event that the parties do not enter into comprehensive agreements within the 60 day exclusivity period.

•

The issuance of all securities as contemplated by the LOI, in excess of 19.9% of the Company’s issued and outstanding common stock, shall be subject to shareholder approval in compliance with NASDAQ Rule 5635. The parties acknowledge that all amounts of securities and related prices are “pre-split” with respect to the Company’s contemplated reverse stock split.

With respect to the status of the Letter of Intent with LCB International, Inc. (as discussed in Recent Events), the negotiations since June 13, 2015 have proceeded with a high priority for both parties, and substantial progress has been made. Nevertheless certain actions necessary to successfully complete the transaction will require additional time, and Axion’s Board of Directors has agreed to extend the exclusivity provision for an additional 30 days, ending on September 13, 2015. Battery testing at independent labs in China and additional technical review of our Gen4 PbC carbon electrode manufacturing feasibility are examples of a few items that require additional time to complete before a transaction can be consummated. We expect that the extension period will provide sufficient time to complete the additional tasks and top reach agreement on various business matters.

As a further benchmark of progress, LCB has ordered and Axion is preparing to ship 100 batteries to China for LCB use in test applications over the next couple of months. The first of two deliveries will be shipped in late August.

Sharon, PA Project

The company is also preparing filings seeking regulatory approval for a 2MW frequency regulation project at Sharon PA that is enabled by a lease option for the site including possible expansion to a 12MW project at a later date, subject to regulatory approval. Carbon electrodes were prepared for PbC battery manufacturing trials with select U.S. based battery companies, a key goal of the company’s strategy. Commercial development progress was made on applications for less complicated drop-in uses of PbC batteries, but a more fundamental effort awaits completion of the LCB transaction and the availability of funds for a new sales and marketing team. Activities to engage licensing and development partners for non-China and Taiwan key markets are also ongoing in keeping with the Company’s strategy.

On June 12, 2015, the company entered into a 30 month and 18 day option to enter into an energy frequency regulation lease for the subject property. The option fee is $4,000 for months 1 thru 18 and $6,000 per month thereafter, and the Company can extend the option for an additional six months upon notice at least 30 days prior to the initial lease term. The option agreement permits the Company to exercise the option at any time during the option term.

Bridge Loan

On August 6, 2015, the Company entered into a securities purchase agreement ("Agreement") with several accredited investors, including one director of the Company (each, an "Investor") pursuant to which it sold $600,000 principal amount of Senior Convertible Notes ("Notes") to the Investors. The transaction was approved by the Company's Board of Directors on August 5, 2015. The Notes carry an original issue discount of 15% so that the gross amount of proceeds to the Company (before expenses) is $510,000. The Notes bear interest at the rate of 12% per annum, and the interest is payable in cash upon repayment of the Notes or in shares of the Company's common stock upon conversion of the Notes. The Notes have a term of 90 days from the date of issuance, which may be extended at the option of the Investor with respect to all or any portion of a Note (i) in the event that and for so long as an event of default is occurring under a Note, (ii) through the date that all shares issued upon conversion of the Note may be resold under Rule 144 without restriction and/or (iii) through the date that is 10 business days after the consummation of a change in control transaction, all as specified in the Notes. The conversion price for the Notes is $1.75 per share. The holders of the Notes will be issued one five year warrant ("Warrants") for each $1.00 of principal amount of the Note invested (510,000 Warrants in total). Each Warrant has an exercise price of $1.75 per share. The Agreement, Notes and Warrants contain other terms and provisions which are customary for a transaction of this nature, including standard representations and warranties and events of default. The transaction is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated thereunder, and closed on August 10, 2015. All monies were received by August 11, 2015.

On August 10, 2015, the Company and each of the accredited investors party thereto entered into a separate amendment to the Agreement which creates a schedule exception to Section 7(x) of the Agreement. The new Schedule 7(x) to the Amendment reads as follows: As a result of the valuation of the Company's Series B Warrants for the quarter ended June 30, 2015, which the Company is in the process of finalizing with its third party independent valuation consultant, the Company has come to the conclusion that it will fall below the $2.5 million shareholders equity requirement as set forth in NASDAQ Rule 5550(b)(i). As a result of this event, the Company will likely receive a defficiency notification under Rule 5810(2) to which it will be required to submit a plan of compliance for NASDAQ staff review, within 45 days of receipt of notification. The Company has a plan in place, subject to the successful execution of the transaction with LCB International, Inc. proposed as described in footnote 10 to the accompanying financial statements, with which to regain compliance likely by the middle of the fourth fiscal quarter of 2015.

Reverse Stock Split

On July 14, 2015, we effected a 1-for-35 reverse split of our common stock and Series A warrants. The number of Series B warrants were not impacted by the 1-for -35 reverse split. All share related and per share information has been adjusted to give effect to the reverse stock split from the beginning of the earliest period presented.

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

The three most significant financial metrics for our business during our initial commercialization phase to date have been:

·	Revenue growth of our PbC technologies.

·	Extracting an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).

·	Ensuring we have sufficient capital to fund our short and long-term business requirements.

We will continue to characterize and perfect our PbC products through working with targeted prospective customers in a number of projects as we move into commercialization. While we are working toward successful commercialization of our PbC products, we cannot provide assurances that the PbC products will be successful in their present design or that further research and development will not be needed. The successful completion of present and future characterization and demonstration projects is critical to the development and acceptance of our PbC technology.

We must continue to improve methodologies for manufacturing carbon electrode assemblies for our energy storage devices in commercial quantities. While we have assembled an engineering team that we believe can accomplish this goal, and are adding to it as we go forward, there is no assurance that we will be able to successfully commercialize our PbC products in large quantities.

Financing Activities

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock (“Common Stock”), together with Series A warrants to purchase 53,572 shares of its Common Stock (“Series A Warrants”) and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years andand the Series B Warrants may be exercised for a period of 15 months. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Series B warrants were not subject to the 1 for 35 reverse split. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the NASDAQ Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

As part of the underwritten public offering which we closed on October 29, 2014, resulting in net proceeds to us of $5.5 million, we issued Series B warrants to the investors. These Series B warrants convert into shares of our common stock, based on a market price formula, which is detailed in the Series B warrant agreement.  We were required to provide these Series B warrants as a final condition to funding the offering. As of June 30, 2015, 1,506,803 Series B warrants have been exercised, and 619,447 Series B warrants remain to be exercised.  Inclusive of issuance of shares of our common stock issued for the exercise of Series B warrants through June 30, 2015, we have 2,693,448 shares of our common stock issued and outstanding. As of the close of business on April 16, 2015, due to the recent volume of exercise of its Series B Warrants, we estimated that its number of issued common shares was within 5% of the total authorized shares of common stock of 100 million. Therefore, we instructed its transfer agent, effective as of the opening of business on, April 17, 2015, not to accept any further exercise notices of Series B warrants until we are able to discern its course of action on a prospective basis with respect to making more shares of authorized common stock available for issuance. The reverse stock split should provide more than sufficient shares to cover the exercise of the remaining B Warrants.

As of June 15, 2015, the Company received the agreement of the holders of over 65% of the then remaining outstanding 619,447 Company Series B warrants to amend and restate the May 2015 amendment to the October 2014 warrant agreement (“Agreement”), as permitted pursuant to Section 8.8 of the Agreement covering the Series B warrants, among the Company, the original holders of the Company Series B warrants and the Company’s warrant agent, Continental Stock Transfer& Trust. The parties have determined to eliminate the provision set forth in Section 2(b) of the original amendment, which has necessitated the amendment and restatement to the original amendment.

The amendments to the terms of the Series B warrants are as follows:

•	The definition of the term “Market Price” in Section 3.3.2.1 of the Warrant Agreement (which covers the further cashless exercises of the Series B warrants) is amended to be the higher of (i) $0.10 ($3.50 post split) and (ii) 85% of the arithmetic average of the sum of the five lowest per share volume weighted average prices for the 15 trading days on the Nasdaq Capital Market (or if not on the Nasdaq Capital Market, on the Company’s then principal trading market) immediately prior to the date of exercise).

•	On August 12, 2015 the Company filed a Definitive Schedule 14A proxy statement with the Commission requesting shareholder approval of the following amendment to the definition of “Market Price” (“Fixed Market Price Definition”): “Market Price” shall mean $0.10 ($3.50 post split; subject to adjustment for any stock split, reverse stock split, stock dividend, stock combination, recapitalization or other similar transaction) . The Company shall take all steps reasonably necessary to obtain such shareholder approval of the Fixed Market Price Definition as soon as practicable thereafter, but in no event later than September 12, 2015, and the Company shall cause the Board of Directors of the Company to recommend that the shareholders approve such amendment. If the Company is able to obtain such shareholder approval, the definition of Market Price in the first sentence of this subparagraph a. shall automatically be replaced with the Fixed Market Price Definition.

•	In consideration of the agreement by the holders of more than 65% of the remaining Series B warrants as set forth above, the Company has caused the initial Exercise Price of the Series A warrants to be reduced to $0.50 ($17.50 post split) per share.

The number of Series B warrants were not affected by the 1-for-35 reverse stock split and instead each warrant is exercisable into 1/35 of a share on a cash exercise basis.

Results of Operations

·	Net sales through 2015 were primarily derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries. Net sales of PbC batteries and PbC energy storage components and devices and from the sales of products related to advanced battery applications for our PbC technology are not a significant component of historically reported Net sales through 2015.

·	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

·	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, rent, insurance, property taxes, utilities, and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the three months and six months ended June 30, 2015 was $457,369 and $944,697, respectively. Cost of goods sold - idle capacity for the three and six months ended June 30, 2014 was $416,590 and $853,847, respectively.

·	Research and development expense include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included are materials consumed in the production of pilot plant production and our engineering activities.

·	Selling, general and administrative expense include business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

Summarized selected financial data for the three months ended June 30, 2015 and 2014:

	2015	2014	Change	% Change
Net sales	$93,510	$1,895,622	$(1,802,112)	95%
Cost of tangible goods sold	198,523	1,889,073	(1,690,550)	89%
Cost of goods sold – idle capacity	457,369	416,590	40,779	10%
Gross loss	(562,382)	(410,041)	(152,341)	37%

Research and development expense	244,410	582,943	(338,533)	58%
Selling, general and administrative expense	896,101	1,392,372	(496,271)	36%
Other (income)	—	(15,242)	15,242	100%
Operating loss	(1,702,893)	(2,370,114)	667,221	28%

Change in value senior warrants	—	(805,299)	805,299	100%
Change in value of Series B warrants	2,489,386	—	2,489,386	100%
Interest expense, note payable	5,349	4,464	885	20%
Extinguishment loss on senior notes conversion	—	358,189	(358,189)	100%
Interest on convertible notes	1,409	198,923	(197,514)	99%
Net loss before income taxes	$(4,199,037)	$(2,126,391)	$(2,072,646)	97%

Reconciliation of net loss to EBITDA loss

	2015	2014	Change	% Change
GAAP Net loss before income taxes	$(4,199,037)	$(2,126,391)	$(2,072,646)	97%
Change in value senior warrants	—	(805,299)	805,299	100%
Change in value of Series B warrants	2,489,386	—	2,489,386	100%
Interest expense, note payable	5,349	4,464	885	20%
Extinguishment loss on senior notes conversion	—	358,189	(358,189)	100%
Interest on convertible notes	1,409	198,923	(197,514)	99%
Depreciation expense	78,525	365,832	(287,307)	79%
Stock based consulting expense	30,000	—	30,000	100%
Stock based compensation expense	32,462	39,633	(7,171)	18%
EBITDA loss (1)	$(1,561,906)	$(1,964,649)	$402,743	20%

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

Summarized selected financial data for the six months ended June 30, 2015 and 2014:

	2015	2014	Change	% Change
Net sales	$343,556	$4,209,924	$(3,866,368)	92%
Cost of tangible goods sold	416,195	4,241,709	(3,825,514)	90%
Cost of goods sold idle – capacity expense	944,697	853,847	90,850	11%
Gross loss	(1,017,336)	(885,632)	(131,704)	15%

Research and development expense	520,665	1,026,871	(506,206)	49%
Selling, general and administrative expense	1,722,309	2,505,965	(783,656)	31%
Other (income )	—	(59,034)	(59,034)	100%
Operating loss	(3,260,310)	(4,359,434)	1,099,124	25%

Change in value senior warrants	—	1,614,056	(1,614,056)	100%
Change in value conversion feature senior notes	—	(32)	32	100%
Debt discount on amortization expense	—	750,665	(750,665)	100%
Change in value of Series B warrants	1,820,850	—	1,820,850	100%
Interest expense, note payable	8,646	9,825	(1,179)	12%
Extinguishment loss on senior notes conversion	—	1,192,189	(1,192,189)	100%
Placement agent warrants	23,826	58,669	(34,843)	59%
Interest on convertible notes	2,777	653,886	(651,109)	100%
Net loss before income taxes	$(5,116,409)	$(8,638,692)	$3,522,283	41%

Reconciliation of net loss to EBITDA loss

	2015	2014	Change	% Change
GAAP Net loss before income taxes	$(5,116,409)	$(8,638,692)	$3,522,283	41%
Change in value senior warrants	—	1,614,056	(1,614,056)	100%
Change in value conversion feature senior notes	—	(32)	32	100%
Debt discount amortization expense	—	750,665	(750,665)	100%
Change in value of Series B warrants	1,820,850	—	1,820,850	100%
Interest expense, note payable	8,646	9,825	(1,179)	12%
Extinguishment loss on senior notes conversion	—	1,192,189	(1,192,189)	100%
Placement agent warrants	23,826	58,669	(34,843)	59%
Interest on convertible debt	2,777	653,886	(651,109)	100%
Depreciation expense	157,049	737,703	(580,654)	79%
Stock based consulting expense	30,000	—	30,000	100%
Share based compensation expense	140,534	77,537	62,997	81%
EBITDA loss (1)	$(2,932,727)	$(3,544,194)	$611,467	17%

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

Summary of Consolidated Income for the three and six months ended June 30, 2015 and June 30, 2014

Net Sales

Net sales for the three months ended June 30, 2015 were $0.09 million compared to $1.9 million for the same period in 2014. Net sales for the six months ended June 30, 2015 were $0.3 million compared to $4.2 million for the same period in 2014. We have three customers that accounted for approximately78% of net sales for six months ended June 30, 2015 as compared to one customer at 82% of net sales for six months ended June 30, 2014. The decrease in sales is due primarily to the change in direction that the Company is undertaking.

Cost of Tangible Goods Sold

Costs of tangible goods sold for the three months ended June 30, 2015 were $0.2 million compared to $1.9 million for the same period in 2014. Costs of tangible goods sold for the six months ended June 30, 2015 were $0.4 million compared to $4.2 million for the same period in 2014. The decrease in cost of sales was commensurate with the decrease in net sales.

Cost of Goods Sold – Idle Capacity

The cost of goods sold idle-capacity for the three months ended June 30, 2015 was $0.5 compared to $0.4 million for the three months ended June 30, 2014. The cost of goods sold idle-capacity for the six months ended June 30, 2015 was $0.9 million and $0.9 million for the six months ended June 30, 2014.

Gross Loss

Gross loss for the three months ended June 30, 2015 was $0.6 million compared to $0.4 million for the same period in 2014. Gross loss for the six month ended June 30, 2015 was $1.0 million compared to $0.9 million for the same period in 2014.

Research and Development Expenses

Research and development expenses were $0.2 million for the three months ended June 30, 2015 compared to $0.6 million for the three months ended June 30, 2014. Research and development expenses for the six months ended June 30, 2015 were $0.5 million compared to $1.0 million for the six months ended June 30, 2014. The decrease in research and development expense was due primarily to reduced headcount, reduced inventory use for testing, and reduced depreciation expense for research and development equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended June 30, 2015 were $0.9 million compared to $1.4 million for the three months ended June 30, 2014. Selling, general and administrative expense for six months ended June 30, 2015 was $1.7 million compared to $2.5 million for the six months ended June 30, 2014. The decrease in selling, general and administrative expense was due primarily to reduced placement agent fees and reductions in headcount.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash generated from issuances of our equity and debt securities. From inception through June 30, 2015, we have generated revenue from operations that was not significant enough to produce an operating profit.

At June 30, 2015, the Company’s working capital was $0.9 million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the third quarter of 2015, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2015. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Working Capital

At June 30, 2015 working capital was $0.9 million compared to $4.0 million at December 31, 2014.

Cash Flows from Operating Activities

Net cash used in operations for the six months ended June 30, 2015 was $2.5 million of which $2.8 million was used to fund operations of the business offset by $0.3 million which was provided by operating assets and liabilities. Net cash used for the six months ended June 30, 2014 was $2.7 million. Of the net cash used of $2.7 million for the same period in 2014, $3.5 million was used to fund the operations of the business offset by $0.8 million which was provided by operating assets and liabilities.

 Cash Flows from Investing Activities

Net cash used by investing activities for of the six months ended June 30, 2015 was zero. Net cash used in investing activities for the six months ended June 30, 2014, was $0.06 million. Investing activities were primarily for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities for the first six months ended June 30, 2015 was $0.05 million for repayment of short term debt. For 2014, net cash provided by financing was due to $3.8 million in funds being released from restricted cash and $0.02 million used to repay short term debt.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015, there have been no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

4.18	Amendment to Warrant Agreement (46)

4.19	Amendment and Restated Amendment to Warrant Agreement (47)

10.46	Letter if Intent, dated June 13, 2015 (48)

10.47	Form of Securities Purchse Agreement (49)

10.48	Form of Note (49)

10.49	Form of Warrant (49)

10.50	Form of Amendment to Securities Purchase Agreement (50)

(46)	Incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2015

(47)	Incorporated by reference from our Current Report on Form 8-K, dated June 17, 2015

(48)	Incorporated by reference from our Current Report on Form 8-K, dated June 18, 2015

(49)	Incorporated by reference from our Current Report on Form 8-K, dated August 7, 2015

(50)	Incorporated by reference from our Current Report on Form 8-K, dated August 11, 2015

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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

AXION POWER INTERNATIONAL, INC.

/s/ Donald Farley
Donald Farley,
Principal Executive Officer and Director
Dated: August 19, 2015

/s/ Charles Trego
Charles Trego, Principal Financial Officer, Principal Accounting Officer and Director
Dated August 19, 2015

