Form 10-Q
period 2015-09-30
Axion Power International, Inc.
filed 2015-11-16
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding Shares at November 9, 2015
Common Stock, $0.005 par value	3,934,728

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS

Cash and cash equivalents	$317,028	$3,436,198
Accounts receivable, net	51,153	9,874
Other current assets	286,628	193,974
Inventory, net	844,415	1,136,948
Total current assets	1,499,224	4,776,994

Property & equipment, net	1,843,560	2,072,530

Total Assets	$3,342,784	$6,849,524

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$270,853	$335,936
Other liabilities	521,208	293,172
Notes payable	415,594	104,777
Convertible bridge notes	415,294	-
Accrued interest convertible notes	43,761	15,628
Subordinated convertible notes	65,000	65,000
Total current liabilities	1,731,710	814,513

Deferred revenue	55,871	55,871
Note payable	10,060	104,804
Derivative liability Series B warrants	70,198	2,930,335
Total liabilities	1,867,839	3,905,523

Stockholders’ Equity
Convertible preferred stock – 12,500,000 shares authorized $0.005 par value Series A preferred – 2,000,000 shares designated 0 shares issued and outstanding	-	-
Common stock-100,000,000 shares authorized $0.005 par value 3,934,728 issued and outstanding (206,808 in 2014)	19,674	1,034
Additional paid in capital	122,454,420	118,451,041
Retained earnings (deficit)	(120,747,536)	(115,256,461)
Cumulative foreign currency translation adjustment	(251,613)	(251,613)
Total stockholders’ equity	1,474,945	2,944,001

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,342,784	$6,849,524

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIIONS AND COMPRHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$166,980	$319,463	$510,536	$4,529,387
Cost of tangible goods sold	233,405	545,752	639,142	4,787,461
Cost of goods sold - idle capacity	399,172	363,086	1,344,082	1,216,933
Gross Loss	(465,597)	(589,375)	(1,472,688)	(1,475,007)

Research and development expense	218,948	449,039	719,119	1,475,920
Selling, general and administrative expense	609,463	983,712	2,362,520	3,489,668
Other (income)	(4,591)	(3,937)	(4,599)	(62,971)
Operating loss	(1,289,417)	(2,018,189)	(4,549,728)	(6,377,624)

Change in value of senior warrants loss	-	511,520	-	2,125,576
Change in value conversion feature senior notes (gain)	-	-	-	(32)
Change in value of Series B warrants (gain) loss	(1,180,861)	-	639,989	-
Debt discount amortization expense	238,410	81,286	238,410	928,145
Interest expense, note payable	26,245	5,271	34,891	15,096
Extinguishment loss on senior notes conversion	-	-	-	1,192,189
Placement agent warrants	-	-	23,826	58,669
Interest on convertible notes	1,455	26,631	4,232	584,322
Loss before income taxes	(374,666)	(2,642,897)	(5,491,076)	(11,281,589)
Income taxes	-	-	-	-
Net loss	(374,666)	(2,642,897)	(5,491,077)	(11,281,589)
Foreign translation adjustment	-	-	1	(2)
Comprehensive loss	$(374,666)	$(2,642,897)	$(5,491,077)	$(11,281,591)

Basic and diluted net loss per share	$(0.11)	$(19.27)	$(2.65)	$(89.30)

Weighted average common shares outstanding	3,369,508	137,162	2,075,076	126,331

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating Activities

Net loss	$(5,491,077)	$(11,281,589)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	228,969	1,087,022
Change in value of Series B warrants	639,989	-
Change in value of senior warrants	-	2,125,576
Change in value conversion feature senior notes	-	(32)
Debt discount amortization expense	238,410	861,215
Interest accrued, senior convertible notes paid in common stock	-	519,277
Extinguishment loss on senior notes conversion	-	1,325,839
Amortization deferred financing fees	-	66,930
Net (gain) on sale of assets	-	(3,935)
Placement agent warrants	23,826	63,366
Stock issued for consulting fees	49,500	-
Stock based compensation expense	194,771	116,598
Inventory valuation adjustment	111,500	-

Changes in operating assets & liabilities
Accounts receivable, net	(41,281)	497,363
Other current assets	(19,660)	(85,174)
Inventory, net	181,033	776,260
Accounts payable	153,863	254,761
Other current liabilities	148,756	(100,398)
Accrued interest	28,133	44,305
Deferred revenue	-	(252,238)
Net cash (used in) operating activities	(3,553,268)	(3,984,854)

Investing Activities
Other receivables	-	29,000
Proceeds from sale of asset	-	4,000
Capital expenditures	-	(107,180)
Net cash (used in) investing activities	-	(74,180)

Financing Activities
Repayment of note payable	(75,902)	(85,865)
Repayment of subordinated convertible note	-	(200,000)
Proceeds from convertible bridge notes	510,000	-
Amount released from restricted cash account	-	3,780,341
Net cash (used in) provided by financing activities	434,098	3,494,476

Net change in cash and cash equivalents	(3,119,170)	(564,558)
Effect of exchange rate on cash	-	(2)
Cash and cash equivalents – beginning	3,436,198	1,169,093
Cash and cash equivalents – ending	$317,028	$604,533

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$11,007	$32,319

Supplemental Schedule of Non Cash Investing and Financing Activities:
Interest accrued converted into debt principal	$-	$66,049
Common stock issued for principal payments on senior notes	$-	$2,725,000
Common stock issued to settle liability	$9,180	$-
Common stock issued in exchange for senior warrants	$-	$2,644,000
Common stock issued for warrants exercised	$15,681	$-
Reclassification of derivative liability for warrants exercised	$3,500,126	$-
Beneficial conversion feature related to convertible bridge notes	$179,947	$-
Debt discount and OID related to convertible bridge notes	$243,169	$-
Accounts payable converted to promisory note and prepaids	$291,975	$-
Round up shares	$2,914	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September30, 2015

(unaudited)

1.	Financial Statements

These unaudited consolidated financial statements of Axion Power International, Inc., a Delaware corporation, include the operations of its wholly owned subsidiary; Axion Power Battery Manufacturing, Inc. and its two inactive wholly owned subsidiaries, Axion Power Corporation, a Canadian Federal corporation, and C & T Co. Inc., an Ontario corporation (collectively, the “Company”).

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, statements of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Annual Report on Form 10-K for the year ended December 31, 2014. The results of income and comprehensive income for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results of income and comprehensive income for the Company’s 2015 calendar year.

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

Certain amounts for the results of operations and comprehensive loss for the three and nine months periods ended, September 30, 2014 have been revised to conform to the current years presentation.

As approved by our board of directors and shareholders, we effected a 1-for-50 stock split of our common shares on September 8, 2014.

During 2014 there were 244,537 true-up rounding shares issued due to the above mentioned reverse stock split.

As approved by our board of directors and shareholders, we effected a 1-for-35 stock split of our common shares and Series A warrants on July 14, 2015.

During 2015 there were 582,728 true-up rounding shares issued due to the above mentioned reverse stock split.

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

3.	Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
Raw materials and components	$424,617	$601,196
Work in process	604,371	639,957
Finished goods	92,565	80,263
Inventory reserves	(277,138)	(184,468)
	$844,415	$1,136,948

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Outstanding at January 1, 2015	2,223,284	$114.15	5.0
Granted	513,081	2.63	5.0
Exercised	(2,121,729)	-	-
Outstanding at September 30, 2015	614,636	$12.79	4.7

Of the remaining 614,636 outstanding warrants as of September 30, 2015, 34,521 are Series B warrants.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

As of September 30, 2015, there were 34,521 Series B warrants classified as derivative liabilities relating to the public common stock offering that occurred on October 29, 2014. Each reporting period the Series B warrants are re-valued and adjusted through the captions “change in value of Series B warrants,” on the condensed consolidated statements of operations and comprehensive loss.

As of June 15, 2015, the Company received the agreement of the holders of over 65% of the then remaining outstanding 619,447 Company Series B warrants to amend and restate the May 2015 amendment to the October 2014 warrant agreement (“Agreement”).

The amendments to the terms of the Series B warrants are as follows:

•	The definition of the term “Market Price” in Section 3.3.2.1 of the Warrant Agreement (which covers the further cashless exercises of the Series B warrants) is amended to be the higher of (i) $0.10 ($3.50 post split) and (ii) 85% of the arithmetic average of the sum of the five lowest per share volume weighted average prices for the 15 trading days on the Nasdaq Capital Market (or if not on the Nasdaq Capital Market, on the Company’s then principal trading market) immediately prior to the date of exercise).

•	On August 12, 2015, the Company filed a Definitive Schedule 14A proxy statement with the Commission requesting shareholder approval of the following amendment to the definition of “Market Price” (“Fixed Market Price Definition”): “Market Price” shall mean $0.10 ($3.50 post split; subject to adjustment for any stock split, reverse stock split, stock dividend, stock combination, recapitalization or other similar transaction). The Company took all steps reasonably necessary to obtain such shareholder approval of the Fixed Market Price Definition as soon as practicable thereafter, but in no event later than September 12, 2015, and the Company caused the Board of Directors of the Company to recommend that the shareholders approve such amendment. If the Company is able to obtain such shareholder approval, the definition of Market Price in the first sentence of this subparagraph a. shall automatically be replaced with the Fixed Market Price Definition. As of September 12, 2015, the Company had not received the approval of the requisite number of shares of the Company’s common stock to approve the Fixed Market Price Definition.

•	In consideration of the agreement by the holders of more than 65% of the remaining Series B warrants as set forth above, the Company has caused the initial Exercise Price of the Series A warrants to be reduced to $0.50 ($17.50 post split) per share.

The number of Series B warrants was not affected by the 1-for-35 reverse stock split and instead each warrant is exercisable into 1/35 of a share on a cash exercise basis.

On August 7, 2015, there were 510,000 warrants issued in conjunction with the Convertible Bridge Notes (See Footnote 7).

On August 25, 2015, the Company received a written notification from the Nasdaq Stock Market LLC that it did not meet the minimum of $2,500,000 in stockholders’ equity for continued listing (as set forth in Listing Rule 5550(b)(1)) as a result of the report of shareholders equity of $570,824 in the Company’s Form 10-Q for the period ended June 30, 2015, which was largely as a result of the valuation of the Company’s Series B Warrants for the quarter ended June 30, 2015. The notification does not result in the immediate delisting of the Company's common stock, and its common stock will continue to trade uninterrupted on the Nasdaq Capital Market.

The Company submitted a plan to regain compliance on October 9, 2015. If the plan is accepted, the Company can be granted an extension of up to 180 calendar days to evidence compliance. Nasdaq is continuing to review the plan, and the Company has since submitted additional information at the request of Nasdaq.

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

The stock-based compensation expense was $194,771 of which $112,793 was for independent director’s compensation in lieu of cash, for the nine months ended September 30, 2015. The stock-based compensation expense was $116,598 of which $71,664 was for independent director’s compensation in lieu of cash, for the nine months ended September 30, 2014. In addition, the Company recorded $49,500 for non-independent director consulting fees which were paid with stock based compensation in lieu of cash during the nine months ended September 30, 2015.

Outstanding compensatory options consist of the following:

		Weighted Average
	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,872	$1,381.80	$505.40	3.8	$-
Granted	12,766	35.00	15.00	5.5	-
Forfeited or lapsed	(1,386)	997.96	469.91	-	-
Outstanding at September 30, 2015	15,252	$288.51	$98.76	5.1	$-
Exercisable at September 30, 2015	10,037	$419.80	$138.68	4.6	$-

All non-vested compensatory stock options consist of the following:

	All Options
	Shares	Weighted Average Fair Value
Subject to future vesting at January 1, 2015	1,216	$155.05
Granted	12,766	15.00
Forfeited or lapsed	(1,056)	195.35
Vested	(7,711)	13.24
Subject to future vesting at September 30, 2015	5,215	$21.98

As of September 30, 2015, there was $109,394 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 2.3 years. There were 7,572 options granted valued using Black Scholes Merton with the following assumptions: (i) volatility of 71.1%. (ii) risk free interest rate of 0.85%, (iii) dividend rate of zero, (iv) expected life 5 years, and (v) exercise price of $35.00. In addition, 5,194 options granted were valued using Black Scholes Merton with the following assumptions: (i) volatility of 186.0%, (ii) risk free interest rate of 1.10%, (iii) dividend rate of zero, (iv) expected life 5 years, and (v) exercise price of $35.00.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

If the Company had generated earnings during the nine months ended September 30, 2015, the Company would have added 938,363 of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding, excluding unexercised Series B warrants. The Company had unexercised Series B warrants of 34,521 outstanding at September 30, 2015. The remaining unexercised outstanding 34,521 Series B warrants would have added 38,837 common shares as permitted by the Amendment to the original Warrant agreement.

7.	Senior Convertible Notes and Warrants, Subordinated Notes and Warrants and Convertible Bridge Notes

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

During the nine month period ended September 30, 2014, amortization of deferred financing fees amounted to $66,930.

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

The change in fair value of the Senior Warrants of $2,125,576 was recorded as a non-cash loss on change in value of these derivatives for the nine month period ended September 30, 2014. The change in value of the conversion feature of the Senior Notes of $32 was recorded as a non-cash gain on change in value of the derivative for the nine month period ended September 30, 2014.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Pursuant to the terms of the Senior Notes, the Company opted to pay the installment payments due prior to March 31, 2014 with shares of the Company’s common stock.  During the nine months ended September 30, 2014, a loss on extinguishment was recognized in the amount of $1,192,189, for the difference between the installment amount and the fair value of the shares at the issuance date.

In addition, during the nine months ended September 30, 2014, debt discount amortization related to Senior Notes amounted to $863,793.

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9 million principal amount Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. Once 2/3 of the Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $462.00 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,097 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $528.50 per share. All of the holders of the Subordinated Notes have verbally agreed to an extension of the maturity date of these notes to December 31, 2015, and the Company is not in default of its obligations under these notes.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

During the nine months ended September 30, 2014, debt discount amortization related to the Subordinated Notes amounted to $64,352.

The outstanding principal balance at September 30, 2015 and December 31, 2014, related to the Subordinated Notes is $65,000.

Senior Convertible Bridge Notes

On August 7, 2015, the Company entered into a securities purchase agreement (“Agreement”) with several accredited investors, including one director of the Company (each, an “Investor”) pursuant to which it sold $600,000 principal amount of Senior Convertible Bridge Notes (“Notes”) to the Investors. The transaction was approved by the Company’s Board of Directors on August 5, 2015. The Notes carry an original issue discount (“OID”) of 15% so that the gross amount of proceeds to the Company (before expenses) was $510,000. The Notes bear interest at the rate of 12% per annum, and the interest is payable in cash upon repayment of the Notes or in shares of the Company’s common stock upon conversion of the Notes. The Notes have a term of 90 days from the date of issuance, which may be extended at the option of the Investor with respect to all or any portion of a Note (i) in the event that and for so long as an event of default is occurring under a Note, (ii) through the date that all shares issued upon conversion of the Note may be resold under Rule 144 without restriction and/or (iii) through the date that is 10 business days after the consummation of a change in control transaction, all as specified in the Notes. The conversion price for the Notes is $1.75 per share. The holders of the Notes were issued one five year warrant (“Warrants”) for each $1.00 of principal amount of the Note invested (510,000 Warrants in total). Each Warrant has an exercise price of $1.75 per share. The Agreement, Notes and Warrants contain other terms and provisions which are customary for a transaction of this nature, including standard representations and warranties and events of default. The transaction is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated thereunder, and closed on August 10, 2015. All monies were received by August 11, 2015. $10,000 principal amount of the Senior Convertible Bridge Notes is held by an affiliate of the Company.

The fair value of the warrants issued in conjunction with the Senior Convertible Bridge Notes is $257,550 in the aggregate and was calculated using the binomial option model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 100%, (iii) risk free interest rate of 1.59% and (iv) dividend yield of zero.

The conversion feature of the Senior Convertible Bridge Notes and the related warrants were determined not to be derivative instruments, in accordance with the guidance in ASC Topic 470-20 Debt with conversion and Other Options (“ASC 470”). The Company calculated the fair value of the warrants issued which were allocated based on the combined relative fair value of the notes and warrants. In addition, the Company determined that there was a beneficial conversion feature in the amount of $179,947.

The fair value of the warrants and the beneficial conversion feature were recorded as a debt discount to be amortized over the life of the Senior Convertible Bridge Notes.

The balance at September 30, 2015 related to the Senior Convertibles Bridge Notes was comprised of:

Senior Convertible Bridge notes payable, related and unrelated parties at August 10, 2015	$600,000
Fair value allocation of warrants reported asa debt discount	(153,169)
OID	(90,000)
Beneficial conversion feature	(179,947)
Debt discount amortization expense	238,410
Carrying value of Senior Convertible Bridge Notes at September 30, 2015	$415,294

Notes with Landlords

On August 28, 2015, the Company’s signed a promissory note with each of the two landlords deferring lease payments until December 31, 2015. The aggregate amount of the promissory notes is $291,975 earning interest at 12% per annum compounded monthly and is included in notes payables on the Condensed Consolidated Balance Sheet as of September 30, 2015.

8.	Public offering of common stock, Series A warrants and Series B warrants

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock ("Common Stock"), together with Series A warrants to purchase 53,572 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years and the Series B Warrants may be exercised for a period of 15 months. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Series B warrants were not subject to the 1 for 35 reverse split. The Company also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

As of September 30, 2015 and December 31, 2014, the fair value of the Series B warrants was estimated to be $70,198 and $2,930,335, respectively.

The change in the fair value of the Series B warrant liability is as follows:

Fair
Value
Series B warranty liability, January 1, 2015	$2,930,335
Series B warrants exercised	(3,500,126)
Revaluation of remaining Series B warrants	639,989
Series B warrant liability, September 30, 2015	$70,198

Fair Value Disclosure

The Company has one Level 3 financial instrument as of September 30, 2015 and December 31, 2014, the Series B warrants associated with the public offering of common stock. The Series B warrants are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives.

9.	Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2015 the Company’s working capital was $ (0.2) million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the fourth quarter of 2015, as those operations currently exist. The Company was successful in arranging the further funds needed to continue the execution of its business plan (see Subsequent Events). If the Company is unable to obtain shareholder approval which is required to receive the balance of the $7.15 million of the notes issued on November 5, 2015 additional funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the first quarter of 2016. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

As of September 30, 2015, LCB had paid the $250,000 earnest money deposit to the Company, which is included in other current liabilities in the accompanying September 30, 2015 balance sheet.

On August 17, 2015, the Company reported that it had extended the exclusivity period under its Binding Letter of Intent with LCB until September 13, 2015. The exclusivity period expired with no further extension although the Company has continued to negotiate in good faith with regard to reaching a comprehensive set of agreements as contemplated under the Binding Letter of Intent. The parties are currently in discussion regarding an alternate structure focused on technology licensing.

11.	Subsequent events

$9 Million Financing Transaction

On November 4, 2015, the Company entered into a financing transaction for the sale of Senior Notes (“Notes”) and Warrants issued by the Company (“Warrants”) with gross proceeds of $9 million to the Company. Upon closing of the sale of the Notes and Warrants (“Closing”), the Company received cash proceeds of $1.85 million and deposited an additional $7.15 million into a series of control accounts in the name of the Company. The Company is permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Notes or (ii) otherwise, as follows: $1,000,000 on each 30 day anniversary of the commencing on the 30th day after the Effective Date until there are no more funds in the control accounts (each, a “Funds Release”), subject in each instance to equity conditions set forth in the Notes.

The Company received approximately $1.7 million in net proceeds at Closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than our placement agent’s fee, are approximately $100,000, which will be paid out of the proceeds at Closing. At each Funds Release, the Company will receive approximately $925,000 in net proceeds, after deducting the placement agent’s fee of $75,000.

The following is intended to provide a summary of the terms of the agreements and securities described above. This summary is qualified in its entirety by reference to the full text of the agreements, each of which is attached as an exhibit to our Current Report on Form 8-K dated November 4, 2015. Readers should review those agreements for a complete understanding of the terms and conditions associated with these transactions.

Securities Purchase Agreement

The Notes and Warrants were issued pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) among us and the Investors. The Purchase Agreement provided for the sale of the Notes and Warrants for gross proceeds of $9 million to us.

Notes

Ranking

The Notes are senior unsecured obligations of the Company.

Maturity Date

Unless earlier converted or redeemed, the Notes mature 14 months from the Closing (“Maturity Date”), subject to the right of the investors to extend the date (i) if an event of default under the Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Notes and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

Interest

The Notes bear interest at the rate of 9% per annum which is compounded monthly, on the first calendar day of each calendar month. The interest rate will increase to 18% per annum upon the occurrence and continuance of an event of default (as described below). Interest on the Notes is payable in arrears on each installment date (as defined below). If a holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If the Company electe to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The amount of interest due at any time is the amount of any interest that, but for any conversion, installment conversion, acceleration or redemption hereunder on such given date, would have accrued with respect to the conversion amount or installment amount being converted or redeemed under the Note at the interest rate for the period from such given date through the maturity date of the Note.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

Conversion

All amounts due under the Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a fixed conversion price, which is subject to adjustment as described below. The Notes are initially convertible into shares of our common stock at the initial price of $1.23 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and “full ratchet” antidilution provisions.

Payment of Principal and Interest

The Company has agreed to make amortization payments with respect to the principal amount of each Note in shares of our common stock, subject to the satisfaction of certain equity conditions, or at our option, in cash on each of the following installment dates:

•

the twenty-first trading day after the earlier of (x) the initial effective date of a registration statement filed in connection with this offering or (y) January 20, 2016; the first trading day of the calendar month immediately following the initial installment date (or if such date is less than twenty trading days after the initial installment date, the second calendar month immediately following the initial installment date to the extent); and then each month through and including the Maturity Date, each in an amount equal to 1/12 of the principal amount of each Note.

Acceleration and Deferral of Amortization Amounts

During each period after an installment date and prior to the immediately subsequent installment date, a holder may elect to accelerate the amortization of the Note at the applicable amortization conversion price for such prior installment date with respect to any given installment period, the holder may not elect to effect any acceleration during such installment period if either (x) in the aggregate, all the accelerations in such installment period exceeds the sum of two (2) other installment amounts, or (y) accelerations have been consummated in four (4) prior installment periods.

The holder of a Note may, at the holder’s election by giving notice to us, defer the payment of the installment amount due on any installment dates, in whole or in part, to another installment date, in which case the amount deferred will become part of such subsequent installment date and will continue to accrue interest.

Events of Default

The Notes contain standard and customary events of default including but not limited: (i) failure to register our Common Stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, each holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of Common Stock then issuable upon conversion of the Note.

Fundamental Transactions

The Notes prohibit us from entering into specified transactions involving a change of control, unless the successor entity assumes in writing all of our obligations under the Notes under a written agreement.

In the event of transactions involving a change of control, the holder of a Note will have the right to require us to redeem all or any portion of the Note it holds (including all accrued and unpaid thereon) at a price equal to the greater 125% of the amount of the Note being redeemed and the intrinsic value of the shares of Common Stock then issuable upon conversion of the Note being redeemed.

Limitations on Conversion and Issuance

A Note may not be converted and shares of common stock may not be issued under the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each holder’s option, the note blocker may be raised or lowered to any other percentage not in excess of 9.99%.

Warrants

The Warrants entitle the holders of the Warrants to purchase, in aggregate, 10,975,608 million shares of our common stock. The Warrants will expire 24 months from the Closing Date. The Warrants are initially be exercisable at an exercise price equal to the lower of $1.29 and 85% of the market price at the time of exercise, subject to certain adjustments.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(unaudited)

The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. This prospectus does not cover the shares of common stock issuable from time to time upon exercise of the Warrants. The Company anticipates filing a registration statement covering the shares of common stock issuable upon the exercise of the Warrants prior to the time the Warrants become exercisable.

The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment if we issue or are deemed to have issued securities at a price lower than the then applicable exercise price.

Limitations on Exercise

The Warrants may not be exercised if, after giving effect to the exercise, the holder of the Warrant together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each holder’s option, the warrant blocker applicable to the exercise of the Warrants may be raised or lowered to any other percentage not in excess of 9.99%.

Fundamental Transactions

The Warrants prohibit us from entering into specified transactions involving a change of control, unless the successor entity assumes all of our obligations under the Warrants under a written agreement before the transaction is completed.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement with the Holders as of the date of Closing. Under this Agreement, the Company has agreed to register 200% of the shares issuable under the Notes and 125% of the shares issuable under the Warrants, with filing to occur no later than 15 days of the Closing and with effectiveness to occur no later than 75 days of the Closing. If we are unable to meet either of these deadlines, we may be required to pay certain cash damages under the Registration Rights Agreement or, with the passage of additional time, an Event of Default under the Notes may occur.

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

In the fourth quarter of 2014, we took steps to evaluate and implement the staged phase out of the manufacturing of lead acid batteries at our leased Clover Lane facility and the redirection of our efforts toward next generation carbon electrode manufacturing at our leased Green Ridge Road facility. We also continued developing third party PbC battery suppliers, developing energy storage systems and addressing various off-grid applications for our products.. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence. It is our primary goal to become the leading supplier of carbon electrode assemblies for specialty applications in several global markets.

Recent Events

In January 2015, Richard Bogan and Donald Farley were appointed as Directors and Mr. Farley was appointed as Chairman.

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

On October 3, 2015 Charles Trego, CFO resigned as our Chief Financial Officer although he remains as a director.

On October 6, 2015, the Company engaged Phoenix Capital Resources to assist in identifying and engaging strategic partners to assist us in the commercial development of the Company’s technology.

Binding Letter of Intent with LCB International, Inc.

On June 13, 2015, the Company entered into a Binding Letter of Intent with LCB International, Inc., a British Virgin Islands corporation, regarding an exclusive license of the Company’s intellectual property portfolio of PbC technology for various applications (including, but not limited to related e-energy solutions for motive and stationary applications, including, but not limited to e-scooter, commercial, light and off road vehicles and grid storage of the Company’s PbC technology in the People’s Republic of China, Taiwan, Macao and Hong Kong.

Despite negotiations between the parties during the third quarter of 2015, they were unable to reach agreement on definitive documentation, and the parties are currently exploring the possibility of a revised transaction structure revolving around a technology license structure.

Sharon PA Project

On June 12, 2015, the Company entered into a 30 month and 18 day option to enter into an energy frequency regulation lease for the subject property. The option fee is $4,000 per month for months 1 thru 18 and $6,000 per month thereafter, and the Company can extend the option for an additional six months upon notice at least 30 days prior to the initial lease term. The option agreement permits the Company to exercise the option at any time during the option term.

The Company is also preparing filings seeking regulatory approval for a 2.5MW frequency regulation project at Sharon PA that is enabled by a lease option for the site including possible expansion to a 12.5MW project at a later date, subject to regulatory approval. Carbon electrodes were prepared for PbC battery manufacturing trials with select U.S. based battery companies, a key goal of the company’s strategy. Commercial development progress was made on applications for less complicated drop-in uses of PbC batteries. Activities to engage licensing and development partners for key markets are also ongoing in keeping with the Company’s strategy.

On June 26, 2015, the Company executed an amendment pursuant to which it extended the lease option for an additional six months upon the same terms and conditions.

Reverse Stock Split

On July 14, 2015, we effected a 1-for-35 reverse split of our common stock and Series A warrants. The number of Series B warrants was not impacted by the 1-for -35 reverse split. All share related and per share information has been adjusted to give effect to the reverse stock split from the beginning of the earliest period presented.

Convertible Bridge Notes

On August 7, 2015, the Company entered into a securities purchase agreement (“Agreement”) with several accredited investors, including one director of the Company (each, an “Investor”) pursuant to which it sold $600,000 principal amount of Senior Convertible Notes (“Notes”) to the Investors. The transaction was approved by the Company’s Board of Directors on August 5, 2015. The Notes carry an original issue discount of 15% so that the gross amount of proceeds to the Company (before expenses) is $510,000. The Notes bear interest at the rate of 12% per annum, and the interest is payable in cash upon repayment of the Notes or in shares of the Company’s common stock upon conversion of the Notes. The Notes have a term of 90 days from the date of issuance, which may be extended at the option of the Investor with respect to all or any portion of a Note (i) in the event that and for so long as an event of default is occurring under a Note, (ii) through the date that all shares issued upon conversion of the Note may be resold under Rule 144 without restriction and/or (iii) through the date that is 10 business days after the consummation of a change in control transaction, all as specified in the Notes. The conversion price for the Notes is $1.75 per share. The holders of the Notes will be issued one five year warrant (“Warrants”) for each $1.00 of principal amount of the Note invested (510,000 Warrants in total). Each Warrant has an exercise price of $1.75 per share. The Agreement, Notes and Warrants contain other terms and provisions which are customary for a transaction of this nature, including standard representations and warranties and events of default. The transaction is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated thereunder, and closed on August 7, 2015. All monies were received on August 11, 2015.

Nasdaq Notification

On August 25, 2015, Axion Power International, Inc. (the “Company”) received a written notification from the Nasdaq Stock Market LLC that it did not meet the minimum of $2,500,000 in stockholders’ equity for continued listing (as set forth in Listing Rule 5550(b)(1)) as a result of the report of shareholders equity of $570,824 in the Company’s Form 10-Q for the period ended June 30, 2015, which was largely as a result of the valuation of the Company’s Series B Warrants for the quarter ended June 30, 2015. The notification does not result in the immediate delisting of the Company's common stock, and its common stock will continue to trade uninterrupted on the Nasdaq Capital Market.

The Company submitted a plan to regain compliance on October 9, 2015. If the plan is accepted, the Company can be granted an extension of up to 180 calendar days to evidence compliance. Nasdaq is continuing to review the plan, and the Company has submitted additional information at the request of Nasdaq.

$9 Million Financing Transaction

On November 4, 2015, the Company entered into a financing transaction for the sale of Senior Notes (“Notes”) and Warrants issued (“Warrants”) with gross proceeds of $9 million to us. Upon closing of the sale of the Notes and Warrants (“Closing”), the Company received cash proceeds of $1.85 million and deposited an additional $7.15 million into a series of control accounts in our name. The Company is permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the Notes or (ii) otherwise, as follows: $1,000,000 on each 30 day anniversary of the commencing on the 30th day after the Effective Date until there are no more funds in the control accounts (each, a “Funds Release”), subject in each instance to equity conditions set forth in the Notes.

The Company received approximately $1.7 million in net proceeds at Closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than the placement agent’s fee, are approximately $100,000, which will be paid out of the proceeds at Closing. At each Funds Release, the Company will receive approximately $925,000 in net proceeds, after deducting our placement agent’s fee of $75,000.

The following is intended to provide a summary of the terms of the agreements and securities described above. This summary is qualified in its entirety by reference to the full text of the agreements, each of which is attached as an exhibit to our Current Report on Form 8-K dated November 4, 2015. Readers should review those agreements for a complete understanding of the terms and conditions associated with these transactions.

Securities Purchase Agreement

The Notes and Warrants were issued pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) among us and the Investors. The Purchase Agreement provided for the sale of the Notes and Warrants for gross proceeds of $9 million to us.

Notes

Ranking

The Notes are senior unsecured obligations of the Company.

Maturity Date

Unless earlier converted or redeemed, the Notes mature 14 months from the Closing (“Maturity Date”), subject to the right of the investors to extend the date (i) if an event of default under the Notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Notes and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

Interest

The Notes bear interest at the rate of 9% per annum which is compounded monthly, on the first calendar day of each calendar month. The interest rate will increase to 18% per annum upon the occurrence and continuance of an event of default (as described below). Interest on the Notes is payable in arrears on each installment date (as defined below). If a holder elects to convert or redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a Note prior to the Maturity Date, all accrued and unpaid interest on the amount being redeemed will also be payable. The amount of interest due at any time is the amount of any interest that, but for any conversion, installment conversion, acceleration or redemption hereunder on such given date, would have accrued with respect to the conversion amount or installment amount being converted or redeemed under the Note at the interest rate for the period from such given date through the maturity date of the Note.

Conversion

All amounts due under the Notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a fixed conversion price, which is subject to adjustment as described below. The Notes are initially convertible into shares of our common stock at the initial price of $1.23 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and “full ratchet” antidilution provisions.

Payment of Principal and Interest

The Company has agreed to make amortization payments with respect to the principal amount of each Note in shares of our common stock, subject to the satisfaction of certain equity conditions, or at our option, in cash on each of the following installment dates:

•	the twenty-first trading day after the earlier of (x) the initial effective date of a registration statement filed in connection with this offering or (y) January 20, 2016; the first trading day of the calendar month immediately following the initial installment date (or if such date is less than twenty trading days after the initial installment date, the second calendar month immediately following the initial installment date to the extent); and then each month through and including the Maturity Date, each in an amount equal to 1/12 of the principal amount of each Note.

Acceleration and Deferral of Amortization Amounts

During each period after an installment date and prior to the immediately subsequent installment date, a holder may elect to accelerate the amortization of the Note at the applicable amortization conversion price for such prior installment date with respect to any given installment period, the holder may not elect to effect any acceleration during such installment period if either (x) in the aggregate, all the accelerations in such installment period exceeds the sum of two (2) other installment amounts, or (y) accelerations have been consummated in four (4) prior installment periods.

The holder of a Note may, at the holder’s election by giving notice to us, defer the payment of the installment amount due on any installment dates, in whole or in part, to another installment date, in which case the amount deferred will become part of such subsequent installment date and will continue to accrue interest.

Events of Default

The Notes contain standard and customary events of default including but not limited: (i) failure to register our Common Stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of the Company.

If an event of default occurs, each holder may require us to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of Common Stock then issuable upon conversion of the Note.

Fundamental Transactions

The Notes prohibit us from entering into specified transactions involving a change of control, unless the successor entity assumes in writing all of our obligations under the Notes under a written agreement.

In the event of transactions involving a change of control, the holder of a Note will have the right to require us to redeem all or any portion of the Note it holds (including all accrued and unpaid thereon) at a price equal to the greater 125% of the amount of the Note being redeemed and the intrinsic value of the shares of Common Stock then issuable upon conversion of the Note being redeemed.

Limitations on Conversion and Issuance

A Note may not be converted and shares of common stock may not be issued under the Notes if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each holder’s option, the note blocker may be raised or lowered to any other percentage not in excess of 9.99%.

Warrants

The Warrants entitle the holders of the Warrants to purchase, in aggregate, 10,975,608 million shares of our common stock. The Warrants will expire 24 months from the Closing Date. The Warrants are initially be exercisable at an exercise price equal to the lower of $1.29 and 85% of the market price at the time of exercise, subject to certain adjustments

The Warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the Warrants, the Warrants may be exercised on a cashless basis. This prospectus does not cover the shares of common stock issuable from time to time upon exercise of the Warrants. We anticipate that we will file a registration statement covering the shares of common stock issuable upon the exercise of the Warrants prior to the time the Warrants become exercisable.

The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment if we issue or are deemed to have issued securities at a price lower than the then applicable exercise price.

Limitations on Exercise

The Warrants may not be exercised if, after giving effect to the exercise, the holder of the Warrant together with its affiliates would beneficially own in excess of 4.99% of our outstanding shares of common stock. At each holder’s option, the warrant blocker applicable to the exercise of the Warrants may be raised or lowered to any other percentage not in excess of 9.99%.

Fundamental Transactions

The Warrants prohibit us from entering into specified transactions involving a change of control, unless the successor entity assumes all of our obligations under the Warrants under a written agreement before the transaction is completed.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement with the Holders as of the date of Closing. Under this Agreement, the Company has agreed to register 200% of the shares issuable under the Notes and 125% of the shares issuable under the Warrants, with filing to occur no later than 15 days of the Closing and with effectiveness to occur no later than 75 days of the Closing. If the Company is unable to meet either of these deadlines, we may be required to pay certain cash damages under the Registration Rights Agreement or, with the passage of additional time, an Event of Default under the Notes may occur.

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

The three most significant financial metrics for our business during our initial commercialization phase to date have been:

•	Revenue growth of our PbC technologies – for the three and nine months ended September 30, 2015, we have not experienced significant revenue with respect to our PbC technologies, as we have not yet consummated a significant commercial contract for these technologies. Unless and until a commercial contract and/or license or other strategic relationship is entered into, we cannot expect to see material revenue, if any, from our products.

•	Achieving an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).

•	Ensuring we have sufficient capital to fund our short and long-term business requirements.

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

Financing Activities

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock ("Common Stock"), together with Series A warrants to purchase 53,572 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years and the Series B Warrants may be exercised for a period of 15 months. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Series B warrants were not subject to the 1 for 35 reverse split. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants are now listed on the NASDAQ Capital Market under the symbols “AXPW” and “AXPWW”, respectively.

As part of the underwritten public offering which we closed on October 29, 2014, resulting in net proceeds to us of $5.5 million, we issued Series B warrants to the investors. These Series B warrants convert into shares of our common stock, based on a market price formula, which is detailed in the Series B warrant agreement.  We were required to provide these Series B warrants as a final condition to funding the offering. As of September 30, 2015, 2,091,729 Series B warrants have been exercised, and 34,521 Series B warrants remain to be exercised.  Inclusive of issuance of shares of our common stock issued for the exercise of Series B warrants through September 30, 2015, we have 3,934,728 shares of our common stock issued and outstanding.

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

The number of Series B warrants was not affected by the 1-for-35 reverse stock split and instead each warrant is exercisable into 1/35 of a share on a cash exercise basis. The Company’s shareholders did not approve the amendment to the Market Price described above.

Convertible Bridge Notes

On August 7, 2015, the Company entered into a securities purchase agreement (“Agreement”) with several accredited investors, including one director of the Company (each, an “Investor”) pursuant to which it sold $600,000 principal amount of Senior Convertible Notes (“Notes”) to the Investors. The transaction was approved by the Company’s Board of Directors on August 5, 2015. The Notes carry an original issue discount of 15% so that the gross amount of proceeds to the Company (before expenses) is $510,000. The Notes bear interest at the rate of 12% per annum, and the interest is payable in cash upon repayment of the Notes or in shares of the Company’s common stock upon conversion of the Notes. The Notes have a term of 90 days from the date of issuance, which may be extended at the option of the Investor with respect to all or any portion of a Note (i) in the event that and for so long as an event of default is occurring under a Note, (ii) through the date that all shares issued upon conversion of the Note may be resold under Rule 144 without restriction and/or (iii) through the date that is 10 business days after the consummation of a change in control transaction, all as specified in the Notes. The conversion price for the Notes is $1.75 per share. The holders of the Notes will be issued one five year warrant (“Warrants”) for each $1.00 of principal amount of the Note invested (510,000 Warrants in total). Each Warrant has an exercise price of $1.75 per share. The Agreement, Notes and Warrants contain other terms and provisions which are customary for a transaction of this nature, including standard representations and warranties and events of default. The transaction is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated thereunder, and closed on August 7, 2015. All monies were received on August 11, 2015.

Results of Operations

•	Net sales through 2015 were primarily derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries. Net sales of PbC batteries and PbC energy storage components and devices and from the sales of products related to advanced battery applications for our PbC technology are not a significant component of historically reported net sales through 2015.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity include direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, rent, insurance, property taxes, utilities, and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the three months and nine months ended September 30, 2015 was $399,172 and $1,344,082, respectively. Cost of goods sold - idle capacity for the three and nine months ended September 30, 2014 was $363,086 and $1,216,933 respectively.

•	Research and development expense include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included are materials consumed in the production of pilot plant production and our engineering activities.

•	Selling, general and administrative expense includes business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

Summarized selected financial data for the three months ended September 30, 2015 and 2014:

	2015	2014	Change	% Change
Net sales	$166,980	$319,463	$(152,483)	48%
Cost of tangible goods sold	233,405	545,752	(312,347)	57%
Cost of goods sold – idle capacity	399,172	363,086	36,086	10%
Gross loss	(465,597)	(589,375)	123,778	21%

Research and development expense	218,948	449,039	(230,091)	51%
Selling, general and administrative expense	609,463	983,712	(374,249)	38%
Other (income)	(4,591)	(3,937)	654	17%
Operating loss	(1,289,417)	(2,018,189)	728,772	36%

Change in value senior warrants	-	511,520	(511,520)	100%
Change in value of Series B warrants	(1,180,861)	-	(1,180,861	100%
Interest expense, note payable	26,245	5,271	20,974	398%
Debt discount on amortization expense	238,410	81,286	157,124	193%
Interest on convertible notes	1,455	26,631	(25,176)	95%
Net loss before income taxes	$(374,666)	$(2,642,897)	$2,268,231	86%

Reconciliation of net loss to EBITDA loss

	2015	2014	Change	% Change
GAAP Net loss before income taxes	$(374,666)	$(2,642,897)	$2,268,231	86%
Change in value senior warrants	-	511,520	(511,520)	100%
Change in value of Series B warrants	(1,180,861)	-	(1,180,861)	100%
Interest expense, note payable	26,245	5,271	20,974	398%
Interest on convertible notes	1,455	26,631	25,176	95%
Depreciation expense	71,920	349,319	(277,399)	79%
Debt discount on amortization expense	238,410	81,286	157,124	193%
Stock based consulting expense	49,500	-	49,500	100%
Stock based compensation expense	54,237	39,061	15,176	39%
EBITDA loss (1)	$(1,113,760)	$(1,629,809)	$516,049	32%

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, income taxes, depreciation, amortization, stock based compensation, derivative revaluations, change in value of senior warrants, change in value of conversion feature of senior warrants, extinguishment loss on senior notes conversion and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summarized selected financial data for the nine months ended September 30, 2015 and 2014:

	2015	2014	Change	% Change
Net sales	$510,536	$4,529,387	$(4,018,851)	89%
Cost of tangible goods sold	639,142	4,787,461	(4,148,319)	87%
Cost of goods sold idle – capacity expense	1,344,082	1,216,933	127,149	10%
Gross loss	(1,472,688)	(1,475,007)	2,319	0%

Research and development expense	719,119	1,475,920	(756,801)	51%
Selling, general and administrative expense	2,362,520	3,489,668	(1,127,148)	32%
Other (income )	(4,599)	(62,971)	58,372	93%
Operating loss	(4,549,728)	(6,377,624)	1,827,896	29%

Change in value senior warrants	-	2,125,576	(2,125,576)	100%
Change in value conversion feature senior notes	-	(32)	32	100%
Debt discount on amortization expense	238,410	928,145	(689,735)	74%
Change in value of Series B warrants	639,989	-	639,989	100%
Interest expense, note payable	34,891	15,096	19,795	131%
Extinguishment loss on senior notes conversion	-	1,192,189	(1,192,189)	100%
Placement agent warrants	23,826	58,669	(34,843)	59%
Interest on convertible notes	4,232	584,322	(580,090)	99%
Net loss before income taxes	$(5,491,076)	$(11,281,589)	$5,790,513	51%

Reconciliation of net loss to EBITDA loss

	2015	2014	Change	% Change
GAAP Net loss before income taxes	$(5,491,076)	$(11,281,589)	$5,790,513	51%
Change in value senior warrants	-	2,125,576	(2,125,576)	100%
Change in value conversion feature senior notes	-	(32)	32	100%
Debt discount amortization expense	238,410	928,145	(689,735)	74%
Change in value of Series B warrants	639,989,	-	639,989	100%
Interest expense, note payable	34,891	15,096	19,795	131%
Extinguishment loss on senior notes conversion	-	1,192,189	(1,192,189)	100%
Placement agent warrants	23,826	58,669	(34,843)	59%
Interest on convertible debt	4,232	584,322	(580,090)	99%
Depreciation expense	228,969	1,087,022	(858,053)	79%
Stock based consulting expense	49,500	-	49,500	100%
Share based compensation expense	194,771	116,598	78,173	67%
EBITDA loss (1)	$(4,052,662)	$(5,174,004)	$1,121,342	22%

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, income taxes, depreciation, amortization, stock based compensation, derivative revaluations, change in value of senior warrants, change in value of conversion feature of senior warrants, extinguishment loss on senior notes conversion and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Consolidated Income for the three and nine months ended September 30, 2015 and September 30, 2014

Net Sales

Net sales for the three months ended September 30, 2015 were $0.2 million compared to $0.3 million for the same period in 2014. Net sales for the nine months ended September 30, 2015 were $0.5 million compared to $4.5 million for the same period in 2014. We have three customers that accounted for approximately 68% of net sales for nine months ended September 30, 2015 as compared to one customer at 76% of net sales for nine months ended September 30, 2014. The decrease in sales is due primarily to the change in strategic direction that the Company is undertaking to diversify its focus from single large projects to providing products to a wider array of customers.

Cost of Tangible Goods Sold

Costs of tangible goods sold for the three months ended September 30, 2015 were $0.2 million compared to $0.5 million for the same period in 2014. Costs of tangible goods sold for the nine months ended September 30, 2015 were $0.6 million compared to $4.8 million for the same period in 2014. The decrease in cost of sales was commensurate with the decrease in net sales.

Cost of Goods Sold – Idle Capacity

The cost of goods sold idle-capacity for the three months ended September 30, 2015 was $0.4 million compared to $0.4 million for the three months ended September 30, 2014. The cost of goods sold idle-capacity for the nine months ended September 30, 2015 was $1.3 million and $1.2 million for the nine months ended September 30, 2014.

Gross Loss

Gross loss for the three months ended September 30, 2015 was $0.5 million compared to $0.6 million for the same period in 2014. Gross loss for the nine months ended September 30, 2015 was $1.5 million compared to $1.5 million for the same period in 2014.

Research and Development Expenses

Research and development expenses were $0.2 million for the three months ended September 30, 2015 compared to $0.4 million for the three months ended September 30, 2014. Research and development expenses for the nine months ended September 30, 2015 were $0.7 million compared to $1.5 million for the nine months ended September 30, 2014. The decrease in research and development expense was due primarily to reduced headcount, reduced inventory use for testing, and reduced depreciation expense for research and development equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the three months ended September 30, 2015 were $0.6 million compared to $1.0 million for the three months ended September 30, 2014. Selling, general and administrative expense for nine months ended September 30, 2015 was $2.4 million compared to $3.5 million for the nine months ended September 30, 2014. The decrease in selling, general and administrative expense was due primarily to reduced placement agent fees and reductions in headcount.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash generated from issuances of our equity and debt securities. From inception through September 30, 2015, we have generated revenue from operations that was not significant enough to produce an operating profit.

At September 30, 2015, the Company had negative working capital of $(0.02) million.  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the fourth quarter of 2015, as those operations currently exist. The Company was successful in arranging the further funds needed to continue the execution of its business. If the Company is unable to obtain shareholder approval which is required to receive the balance of the $7.15 million of the notes issued on November 5, 2015 additional funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the first quarter of 2016. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Working Capital

At September 30, 2015, the Company had negative working capital of $(0.2) million compared to positive working capital of $4.0 million at December 31, 2014.

Cash Flows from Operating Activities

Net cash used in operations for the nine months ended September 30, 2015 was $3.5 million of which $4.0 million was used to fund the operations of the business offset by $0.5 million which was provided by operating assets and liabilities. Net cash used for the nine months ended September 30, 2014 was $4.0 million. Of the net cash used of $4.0 million for the same period in 2014, $5.1 million was used to fund the operations of the business while $1.1 million was provided by operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used by investing activities for of the nine months ended September 30, 2015 was zero. Net cash used in investing activities for the nine months ended September 30, 2014, was $0.1 million. Investing activities were primarily for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided in financing activities for the first nine months ended September 30, 2015 was $0.5 million received from proceeds from Convetible Bridge Notes and $0.1 was used to repay short term debt. For 2014, net cash provided by financing was due to $3.8 million in funds being released from restricted cash and $0.3 million used to repay short term debt.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, there have been no modifications to our critical accounting policies as defined on Form 10-K for the year ended December 31, 2014.

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

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

4.18	Amendment to Warrant Agreement (46)

4.19	Amendment and Restated Amendment to Warrant Agreement (47)

10.46	Letter of Intent, dated June 13, 2015 (48)

10.47	Form of Securities Purchase Agreement (49)

10.48	Form of Note (49)

10.49	Form of Warrant (49)

10.50	Form of Amendment to Securities Purchase Agreement (50)

10.51	Form of Securities Purchase Agreement (51)

10.52	Form of Note (51)

10.53	Form of Warrant (51)

10.54	Form of Registration Rights Agreement (51)

(46)	Incorporated by reference from our Current Report on Form 8-K, filed on May 14, 2015

(47)	Incorporated by reference from our Current Report on Form 8-K, dated June 17, 2015

(48)	Incorporated by reference from our Current Report on Form 8-K, dated June 18, 2015

(49)	Incorporated by reference from our Current Report on Form 8-K, dated August 7, 2015

(50)	Incorporated by reference from our Current Report on Form 8-K, dated August 11, 2015

(51)	Incorporation by reference from our Current Report on Form 8-K, dated November 4, 2015

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

AXION POWER INTERNATIONAL, INC.

/s/ Donald Farley
Donald Farley,
Principal Executive Officer and Director
Dated: November 16, 2015

/s/ Danielle Baker
Danielle Baker, Principal Financial Officer and Principal Accounting Officer
Dated: November 16, 2015