Form 10-K
period 2015-12-31
Axion Power International, Inc.
filed 2016-04-12
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

Commission File Number 001-22573

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,525,426.

The number of shares of outstanding common stock of the registrant as of April 8, 2016 was 15,669,456.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III hereof to the extent stated herein.

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

When used in this Annual Report on Form 10-K as well as in reports, statements, and information we have filed with the Securities and Exchange Commission (the “Commission’ or “SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this periodic report that are not statements of historical fact may be deemed to be forward-looking statements. We caution that these statements by their nature involve risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

PART I

Item 1   Our Business

Overview

We are an innovative energy solutions company that pioneered the development of carbon/lead batteries.  We have also developed the know-how and engineering expertise to integrate our advanced batteries into energy storage systems, renewable energy systems, off-grid applications, automotive and other applications.  We sell batteries, energy storage systems and engineering services as part of our product offerings, and we can assist battery end users to adapt our batteries to applications where a wide voltage window, fast recharge and long life benefits are required. Our PbC batteries and battery components, which utilize activated carbon for the battery’s negative electrode, have application in a variety of energy storage systems.

Axion Power Corporation, our wholly owned subsidiary, was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, Axion Power Corporation has been engaged in research and development of new technology for the production of our PbC (lead carbon) batteries. On December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company, a public shell company whereby Axion Power Corporation became a wholly owned subsidiary of Tamboril, which changed its name to Axion Power International, Inc. Tamboril was originally incorporated in Delaware in January 1997 and operated a wholesale cigar business until December 1998, after which date it was an inactive public shell until the reverse acquisition and subsequent name change to Axion Power International, Inc.

Since fiscal 2011, we have set out to accomplish the following goals, which we have achieved:

•	Transition the business to develop, design, manufacture and sell advanced energy storage devices, components and systems that are based on our patented PbC technology
o	Fully transitioning out of the manufacture of standard and specialty lead-acid batteries; this initiative started in fiscal 2014 and ended with the recent sale of our remaining antique car and specialty racing car battery products
•	Upgrade the battery plant to achieve fully AGM-centric (Absorbed Glass Mat) operation
o	Upgrading of Casting, Pasting, Assembly, Filling and Formation processes completed in 2013
•	Implement latest generation Automatic Electrode Line
o	Line designed, built, installed, and commissioned and operational in 2013
•	Move from an R&D development stage organization and toward becoming one with market-specific products
o	ISO approved processes
o	Utilizing lead acid platform for lead carbon processing in 2015
•	Continue improvement of next generation materials and product development
o	Currently under-way with lower cost and greater energy/power content in 2016
•	Develop the PowerCube which “paved the way” for interconnection initiatives with PJM Interconnection and other applications
o	Design and permitting processes are in process for frequency regulation system deployment

Our principal executive office is located at 3601 Clover Lane, New Castle, PA 16105. Our telephone number is (724) 654-9300. Our website is www.axionpower.com. We own various U.S. federal trademark registrations and applications, and unregistered trademarks and servicemarks, including PbCR, our corporate logo and PowerCubeTM.1

The Energy Storage Industry

According to “Energy Storage Industry Gaining Momentum”, New York Times, October 25, 2015, “as energy policies, technologies and markets shift to encourage the growth of renewable power plants, rooftop solar and decentralized systems like microgrids, storage is gaining more investment and interest while regulators are moving to require its inclusion in renewable energy developments and wholesale electricity markets.” The article further states whether to smooth out variations in the output from wind and solar farms, feed power to the grid at times of peak demand or store it for use when renewable plants or the grid go down, utilities, islands and big institutions like the military are experimenting with different battery systems and chemistries. We strive to have our technology included in the handful of systems capable of consistently, competently and cost effectively providing solutions to meet these needs.

The market is set to grow at a rapid pace over the next few years. A recent Forbes article states that the contributing factors include state regulation to include renewable energy and utilities and private sector consumers investing in both more economical battery storage systems as well as solar solutions. The article also cites a recent GTM research report which states that 220 megawatts of energy storage was to be deployed in 2015 with the amount in 2019 potentially exceeding 800 megawatts.2 The Energy Storage Association cites even more aggressive figures on its website, including “annual installation size of 6 gigawatts (GW) in 2017 and over 40 GW by 2022 — from an initial base of only 0.34 GW installed in 2012 and 2013.”3

The energy storage industry has traditionally been based on battery, flywheel, capacitor, thermal, chemical systems, power to gas, gravity, pumped storage hydroelectricity, and compressed air systems, to provide a temporary or back-up source for energy. The major industries utilizing energy storage systems have been automotive for stop/start, hybrid and electric vehicle applications, heavy duty truck and rail for hybrid applications, renewable energy for storage and smoothing, and electrical utilities for back-up, energy smoothing and frequency regulation, robotic and auto guided vehicles, e-bikes and scooters and other emerging specialty uses.

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

There are several revenue opportunities (e.g. peak shaving, load shifting, synchronized reserve, etc.) that can be accessed when a storage component is included in a renewable energy application. The greatest current rate of return is achieved when the storage asset is focused on the frequency regulation sector of the demand response market. Revenue rates are set per the Federal Regulatory Energy Commission’s “pay for

performance” regulations (FERC Order No. 755 adopted in 2011 and FERC Order No. 784 adopted in 2013), which means that systems that respond faster than other systems, and respond with measured accuracy within the parameter guidelines, will be paid at the highest revenue rate. Solar photovoltaic farms as a stand- alone system cannot effectively participate in the ancillary markets because of lack of availability (evening hours), intermittency and other factors. When a solar photovoltaic farm is combined with a storage source, we believe the revenue provided by the system, when augmented with tax subsidies, is increased by more than double when combined with participation in ancillary services such as frequency regulation. In addition, the storage system in this application can be a source of emergency power if the grid goes completely down.

1 Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this annual report. You should not rely on our website or any such information in making your decision whether to purchase our common stock. All other trademarks or trade names referred to in this annual report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the R and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

2 “The Energy Storage Market is About to Boom”, www.forbes.com, dated September 9, 2015 by Lyndsey Gilpin.

3 http://energystorage.org/energy-storage/facts-figures.

Our Business

Our business objectives are aimed at providing PbC batteries, electronics and systems to meet a variety of consumer and business needs. To achieve these objectives, the overall business strategy includes collaborative working relationships that could allow the following to occur:

•	Manufacture of batteries using our proprietary electrodes thereby allowing us to solely focus on the electrode manufacture
•	Distribution of PbC batteries and product systems by established commercial organizations to allow shorter time to market
•	Licensing of PbC products to established companies for use in their systems design and sale to broaden the acceptance of the technology
•	Territorial intellectual property and applications licensing to facilitate global expansion and development of PbC uses beyond the capabilities of limited Axion resources
•	Direct marketing and sale of batteries and systems with a very focused effort by Axion on discrete applications and markets.

During 2015, a directed effort was undertaken to define target markets of interest, which was focused on five key areas:

•	Power grid stabilization
•	Micro-hybrid vehicles
•	Hybrid commercial trucks
•	Automated guided vehicles
•	Off-grid and renewable energy storage

The nearer term market opportunities are the non-vehicle targets and significant work is in process to:

•	Provide target markets with custom engineered solutions
•	Leverage and potentially profitably grow this custom-focused business model
•	Build and explore synergistic relationships within the customer and supplier spheres
•	Explore and commercialize both market-wide and custom solutions, including new applications for PbC technology
•	Use market feedback to improve and enhance PbC technology performance.

Our plan to reach its goals over the balance of 2016 is comprised of the following:

•	Complete restructuring and completion of combination of the Greenridge and Clover Lane facilities
•	Complete ongoing cost cutting and efficiency increase measures
•	Continue to identify and work with strategic partners to reach business objective
•	Commence initiative to obtain corporate and brand identity and increase market awareness of technology and products through effective public relations and marketing campaign
•	Identify discrete products with broad market demand utilizing the PbC technology such as a new generation residential energy storage system and a remote, off-grid lighting system.

Our Technology

Our proprietary PbC battery technology is a hybrid asymmetric energy storage device. This asymmetric design (lead positive and carbon negative) allows the battery to be charged faster and cycled longer compared to traditional lead-based battery chemistries. The performance gain can be attributed to the removal of the failure mechanism of lead–acid batteries. During charge and discharge, the positive electrode undergoes the same chemical reaction that occurs in a conventional lead–acid battery, i.e. lead dioxide reacts with acid and sulfate ions to form lead sulfate and water. However, in our proprietary carbon negative electrode the PbC battery does not undergo a chemical reaction. Instead, the high surface area of the activated carbon electrode stores protons from the acid on the carbon surface of the electrode.

With the inclusion of our non-Faradaic proprietary activated carbon negative electrode, the mechanism known as sulfation is completely eliminated. Therefore, our PbC battery maintains maximum charge acceptance, while conventional lead–acid batteries show significant charge acceptance decline early in use (a difference of up to 2 orders of magnitude).

By incorporating the proprietary PbC carbon negative electrode, our batteries offer a distinct advantage over lead–acid technology, when operated under partial state-of-charge conditions. In such applications, the energy storage device is rarely, if ever, provided the opportunity to become fully charged. The lack of reaching full charge for a lead-acid device results in constant and ever rising presence of lead sulfate crystals on the lead negative plate.

Initially, these small, high surface area crystals are easily dissolved. During repetitive cycling of a classic lead-acid battery, these crystals grow in size and are significantly more difficult to dissolve. This change limits the ability to charge, thereby decreasing the charge acceptance and increasing the charge time. This ultimately results in the rapid failure of lead-acid batteries. Our batteries completely replace the lead negative with proprietary activated carbon electrode creating a non-faradaic reaction. Due to the lack of this chemical reaction and no lead sulfate crystals, PbC battery charge acceptance does not degrade in partial state-of-charge operation.

Example of Lead-Acid Battery Failure

Our proprietary PbC technology is protected by 14 issued U.S. patents and other proprietary features and structures. In addition, there are a number of additional patent applications in process at any point in time. Presently, we have no obligation to pay any royalties or license fees with respect to the commercialization of the proprietary PbC technology.

Our proprietary carbon negative electrode assemblies are fabricated from readily available raw materials, using both proprietary and standard manufacturing processes and techniques. Our PbC batteries are assembled with the same equipment and methodology commonly used for manufacturing conventional lead-acid batteries. Our batteries use significantly less lead than standard lead-acid batteries with a comparable footprint and are significantly lighter (per our testing, in the order of magnitude of 30%). Moreover, the lead, plastics, and acid employed, are the same as lead-acid batteries, and can be routinely recycled at existing recycling facilities.

Our PbC batteries exhibit a lower initial power and energy output to a conventional lead-acid battery. By pairing lead and carbon as the positive and negative electrodes, and technology displays an engineered optimization between lead-acid and super capacitor performance. Although the PbC battery sacrifices the high initial energy output of a lead-acid battery, it makes up for this disparity by its superior useful life cycle (20x longer cycle life). In terms of work, or “energy output over time,” the PbC technology provides significantly more life cycle value compared to other battery chemistries. The proprietary PbC battery is able to deliver a significant amount of work compared to other battery technologies that claim high energy density.

A unique performance characteristic of our carbon electrode technology is its innate ability to self-equalize the voltage of all energy storage components without a separate battery management system. In a series string all battery modules are forced to work in unison. If individual battery modules’ voltages are allowed to rise beyond the voltage of their counterparts, they will become subject to extreme overcharge and will likely fail. Conversely, if individual battery modules’ voltages are allowed to drop below the voltage of their counterparts, they will become subject to extreme over-discharging during operation and will likely fail. Ultimately, our PbC technology, when used in high energy series string applications (notably grid-tied energy storage systems) provides longer life, higher power, higher energy, fewer battery replacements, limited down-time and lower cost compared to lead-acid and lithium battery strings.

Development History

In February 2006, we commenced operations at our Clover Lane facility in New Castle, PA. We have utilized this space to manufacture our PbC and specialty lead-acid battery products and to continue to produce and test prototypes which incorporate our PbC technology. Our Clover Lane plant has allowed us to manufacture lead-acid batteries for sale under the Axion brand name; to manufacture for third parties under specific contract arrangements; or to manufacture prototypes of PbC batteries for testing by our customers. During 2015, we exited the manufacture and sale of Axion brand name lead batteries and sold our legacy antique and racing car battery product lines. This sale was made in conjunction with our strategy to focus our future business solely on our PbC technology and product lines.

In November 2010, we expanded into our Green Ridge facility, which is less than ½ mile from our Clover Lane facility in New Castle, PA, to house offices, research & development, carbon electrode manufacturing and warehousing. A new robotic carbon electrode manufacturing line was installed at our Green Ridge Road facility which provided the manufacturing framework and capability for improvements in our quality, cost and ability to deliver our proprietary carbon electrodes. As part of our comprehensive 2015 restructuring efforts to reduce cash burn, we determined to relocate equipment, labs and offices to our Clover Lane facility from Green Ridge, and this relocation will be completed in the first half of 2016.

From March 2011 through 2013, we utilized our Clover Lane facility capability and capacity primarily to contract manufacture specialty lead-acid batteries for a third party. The flooded lead-acid batteries were manufactured in our facility, with the purchaser carrying the cost of inventory and providing the raw materials required. As 2014 progressed, we experienced a wind down of our flooded lead-acid battery contract, and we are in the processing of consolidating our facilities, as there is currently no active manufacturing taking place.

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

The experience gained from the Power Cube, and the successful performance of this battery storage system, have provided a major confidence factor to support a 12.5 MW project at Sharon, PA. Axion has leased a site and is in the approval process. A financial partner will be needed to underwrite the significant capital expense of the project.

Since the PowerCube can be scaled, we also commenced development of smaller PowerCube units (mini-cubes). These mini-cube applications included residential storage (at levels down to 10 kilowatt) and small commercial storage. The units can be connected to wind and solar power sources in addition to filtering power directly from the grid. The end product will provide backup power, power quality, power smoothing, and potential peak shaving. We are working with installers and integrators and have begun to take this product to market in North America, as was the case with the Washington Naval Yard which was brought online in 2012 and has continued to function. The experience gained with the PowerCube is invaluable in designing systems for frequency regulation and other projects.

Recent Developments

During 2014 and 2015, we quoted on a number of battery storage projects but were not awarded any contracts. In 2015, we successfully filed for a 12.5 MW storage project with PJM Interconnection; we anticipate that additional requirements and gating process will continue through the Fall of 2016. Our prior work with ePower Engine Systems, a third party entity that develops and markets auxiliary power systems for trucks and with Norfolk Southern for hybrid railroad engine applications continue to be monitored, but it is not expected that there will be any near term business from either project.

Effective as of July 1, 2014, Thomas Granville resigned as our Chief Executive Officer and Chairman of the Board due to certain unanticipated adverse health concerns and remained as a director and as an employee as Special Assistant to the CEO. On August 3, 2014, he resigned as a director but retained a consulting role with us until August 2015.

Effective as of July 1, 2014, David DiGiacinto, who was appointed to our Board of Directors on February 1, 2014, was appointed as our Chief Executive Officer and Chairman of the Board. Also, effective on July 1, 2014, Charles Trego, who was our Chief Financial Officer from April 1, 2010 until August 2, 2013 and has been a Director since September 27, 2013, was appointed as our Chief Financial Officer. Mr. Trego remains as a Director, although he resigned from the Audit Committee. In January 2015, Richard Bogan and Don Farley were appointed as Directors and due to Mr. DiGiacinto’s untimely death that same month, Mr. Farley was appointed as Chairman. In January 2016, D. Walker Wainwright resigned as a Director, and in February 2016, we appointed Stanley Hirschman and Robert Maruszewski to our Board. On February 1, 2016, Richard Bogan was appointed as our Chief Executive Officer and remains a director, although he is no longer a member of any of our Board committees.

On August 1, 2014, we entered into warrant exchange agreements with the holders of the senior warrants issued in conjunction with our May 7, 2013 senior convertible note financing. Pursuant to the warrant exchange agreements, the holders exchanged all of these warrants for shares of our common stock at a ratio of 1.7 shares for each warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Warrants to purchase 9,875 shares of our common stock were exchanged for 16,788 shares of our common stock.

Pursuant to the warrant exchange agreements, the holders agreed to the following limitations on the resale of the shares:

•	Through October 31, 2014, each holder may only sell, pledge, assign or otherwise transfer up to 10% of the number of shares issued to it.

•	From November 1, 2014 through January 31, 2015, each holder may sell, pledge, assign or otherwise transfer up to an additional 25% of the number of shares issued to it (up to an aggregate of 35% inclusive of the 10% set forth in the bullet point above).

•	Through January 31, 2015, each holder may not sell shares during any trading day in an amount, in the aggregate, exceeding 15% of the composite aggregate share trading volume of our common stock measured at the time of each sale of securities during such trading day as reported on Bloomberg.

•	However, each holder may sell shares in excess of those permitted under the bullet points above on any trading day on which the VWAP for our common stock for the preceding trading day is at least $332.50 or less than $35.00.

The warrant exchange agreements contain customary covenants regarding maintenance by us of current reporting status under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Effective October 29, 2014, we consummated an underwritten public offering consisting of 53,572 shares of common stock, together with Series A warrants to purchase 53,572 shares of our common stock and Series B warrants to purchase 1,875,000 shares of its common stock for gross proceeds to us of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of common stock, together with one Series A warrant and one Series B warrant, was $113.75.  The Series A warrants may be exercised for a period of five years and have an exercise price of $17.50 per share of common stock. The Series B warrants may be exercised for a period of 15 months and have an exercise price of $113.75 per share of common stock. In connection with the offering, we granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of common stock and/or up to 8,036 additional Series A warrants and/or up to 281,250 additional Series B warrants. We also closed on the underwriter’s exercise of the over-allotment option on the Series A warrants and the Series B warrants. We voluntarily delisted from Nasdaq, and as of February 8, 2015, our common stock and Series A warrants are now listed on the OTCQB under the symbols “AXPW” and “AXPWW”, respectively.

Salary Deferral Agreements:

Effective October 4, 2014 for David DiGiacinto, and November 1, 2014 for Charles Trego, Phillip Baker and Vani Dantam, our then four most highly compensated employees entered into salary deferral agreements with us pursuant to which each agreed to defer portions of their salary for one year from the date of effectiveness of the salary deferral agreement, as set forth on the table below. The deferred portions of the salaries are to be paid to each such employee by the earlier of December 31, 2015 and the occurrence of one of the following events: (i) consummation by us of any subsequent financing transactions with at least $6,000,000 in gross proceeds in the aggregate; (ii) a change in control or (iii) a sale of all or substantially all of our assets. The deferred wages have not been paid as a result of a covenant with our current investors from our November 2015 financing, in which we covenanted to not pay back payables to insiders until June 2016. The amounts of salary deferred for each executive is set forth in the table below:

Employee Name	Effective Date of Deferral	Total Deferral		December 31, 2014	December 31, 2015

David DiGiacinto	October 4, 2014	$162,055	(1)	$31,250	$-
Charles Trego	November 1, 2014	$50,000		$7,692	$46,154
Phillip Baker	November 1, 2014	$39,800		$6,123	$39,800
Vani Dantam	November 1, 2014	$45,000		$6,923	$19,038	(2)

(1)	Mr. DiGiacinto was deceased on January 25, 2015, and his deferred salary (through the date of his demise) was paid to his estate in the second quarter of 2015.
(2)	Mr Dantam resigned from the Company in March 2015.

Board of Directors Committee Appointments

Our Board of Directors appointed directors to the following committees on February 9, 2016. All directors appointed to the Committees meet the definition of independence as set forth in the Nasdaq rules except Mr. Trego, and the directors appointed to the Audit Committee meet the additional definition of “independent” as set forth in Rule 10A-3 as promulgated under the Securities Exchange Act of 1934, as amended.

Committee Name	Chairman	Members
Audit Committee	Stanley A. Hirschman	Robert A. Maruszewski and Michael Kishinevsky
Compensation Committee	Robert A. Maruszewski	Michael Kishinevsky and Charles Trego

Binding Letter of Intent with LCB International, Inc.

On June 13, 2015, we entered into a Binding Letter of Intent with LCB International, Inc., a British Virgin Islands corporation, regarding an exclusive license of our intellectual property portfolio of PbC technology for various applications (including, but not limited to related e-energy solutions for motive and stationary applications, including, but not limited to e-scooter, commercial, light and off road vehicles and grid storage of our PbC technology in the People’s Republic of China, Taiwan, Macao and Hong Kong).  Despite negotiations between the parties during the third quarter of 2015, they were unable to reach agreement on definitive documentation, and the parties are currently exploring the possibility of a revised transaction structure revolving around a technology license structure.

Sharon PA Project

On June 12, 2015, we entered into a 30 month and 18-day option to enter into an energy frequency regulation lease for the subject property. The option fee is $4,000 per month for months 1 thru 18 and $6,000 per month thereafter, and we can extend the option for an additional six months upon notice at least 30 days prior to the initial lease term. The option agreement permits us to exercise the option at any time during the option term.

We are also preparing filings seeking regulatory approval for a 12.5MW frequency regulation project at Sharon PA that is enabled by a lease option for the site with a 2.5 MW “phase 1 rollout” including possible expansion to a 12.5MW project at a later date, subject to regulatory approval. Carbon electrodes were prepared for PbC battery manufacturing trials with select U.S. based battery companies, a key goal of our strategy.

On June 26, 2015, we executed an amendment pursuant to which it extended the lease option for an additional six months upon the same terms and conditions. As of March 1, 2016, we have completed our feasibility study with PJM and are commencing our impact study, with results scheduled to be published on or about September 30, 2016.

Reverse Stock Split

On July 14, 2015, we effected a 1-for-35 reverse split of our common stock and Series A warrants. The number of Series B warrants was not impacted by the 1-for -35 reverse split. All share related and per share information has been adjusted to give effect to the reverse stock split from the beginning of the earliest periods presented.

Bridge Notes

On August 7, 2015, we entered into a securities purchase agreement with several accredited investors, including one of our directors pursuant to which it is selling $600,000 principal amount of convertible notes to the investors. The transaction was approved by our Board of Directors on August 5, 2015. These bridge notes carry an original issue discount of 15% so that the gross amount of proceeds to us (before expenses) was $510,000. The bridge notes bear interest at the rate of 12% per annum, and the interest is payable in cash upon repayment of the notes or in shares of our common stock upon conversion of the notes. The notes have a term of 90 days from the date of issuance, which may be extended at the option of the investor with respect to all or any portion of a note (i) in the event that and for so long as an event of default is occurring under a note, (ii) through the date that all shares issued upon conversion of the note may be resold under Rule 144 without restriction and/or (iii) through the date that is 10 business days after the consummation of a change in control transaction, all as specified in these bridge notes. The conversion price for the notes is $1.75 per share. The holders of the notes were issued one five-year warrant for each $1.00 of principal amount of the note invested (510,000 warrants in total). Each warrant has an exercise price of $1.75 per share. The agreement, notes and warrants contain other terms and provisions which are customary for a transaction of this nature, including standard representations and warranties and events of default. The transaction is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated thereunder. The bridge notes and interest have been satisfied in the following manner: On November 5, 2015, $363,530 was rolled into the 2015 senior convertible notes; $235,294 in principal and $7,074 in interest was paid in cash on November 11, 2015 and the final payment of $12,353 was paid on January 5, 2016, which included $2,353 for interest.

Nasdaq Notification

On August 25, 2015, we received a written notification from the Nasdaq Stock Market LLC that we did not meet the minimum of $2,500,000 in stockholders’ equity for continued listing (as set forth in Listing Rule 5550(b)(1)) as a result of the report of shareholders equity of $570,824 in our Form 10-Q for the period ended June 30, 2015, which was largely as a result of the valuation of our Series B Warrants for the quarter ended June 30, 2015. The notification did not result in the immediate delisting of our common stock, and its common stock continued to trade uninterrupted on the Nasdaq Capital Market.

On November 20, 2015, we received written notification that based upon review of the Company’s submissions and its filings with the SEC, Nasdaq had granted us an extension until February 22, 2016, to demonstrate regained compliance with this minimum shareholders’ equity requirement. Evidence of compliance was to be set forth in a Current Report on Form 8-K to be filed on or before February 22, 2016, and we would have had to show a minimum shareholders’ equity of $2,500,000 at the end of the period in which it regained compliance as reported in the periodic report (on Form 10-K or 10-Q as applicable) for the period in which compliance is regained.

We voluntarily delisted from the Nasdaq Capital Market and moved to the OTCQB effective February 8, 2016.

$9,000,000 Private Placement

On November 4, 2015, we entered into a financing transaction for the sale of convertible notes and warrants issued by us with gross proceeds of $9,000,000 to us. Upon closing of the sale of the notes and warrants, we received cash proceeds of $1.85 million and deposit of an additional $7.15 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1,000,000 on each 30-day anniversary of the commencing on the 30th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes.

We received approximately $1.7 million in net proceeds at closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than our placement agent’s fee, were approximately $100,000, which were paid out of the proceeds at closing. At each release of funds, we were to receive approximately $925,000 in net proceeds, after deducting our placement agent’s fee of $75,000. As a result of the January 28, 2016 amendment agreements, we received an additional $1.8 million on that date and will receive approximately $668,750 in net proceeds, after deducting our placement agent’s fee of approximately $50,000, on each of May 2, 2016, and the first trading day of the next subsequent seven months concluding in December 2016.

The initial conversion price of the notes was $1.23 per share, and the initial exercise price of the 10,975,608 warrants was $1.29 per share.

As a result of “rollover” of $363,530 of principal amount and accrued and unpaid interest of our August 2015 bridge notes, an additional convertible note in the principal amount of $363,530 and an additional 443,328 warrants were issued effective the date of the rollover.

On February 12, 2016, our registration statement with respect to this financing was declared effective by the SEC, and as of April 8, 2016, we have issued 11,701,474 shares of our common stock to the investors as a result of the first pre installment payment under the convertible notes.

Special Shareholders Meeting

On December 4, 2015, we filed a Definitive Schedule 14A regarding a Special Meeting of Shareholders, which was to be held on January 15, 2016, to approve the issuance of shares issuable upon conversion of notes and exercise of warrants delivered as a result of our November 2015 financing in order to satisfy Nasdaq Listing Rule 5635(a).

Despite the concerted efforts of our management and Board of Directors, in conjunction with the proxy solicitation firm retained to assist in this process, only 864,096 shares were voted, of which 753,227 shares were voted in favor of the proposal, 88,349 shares were voted against the proposal, and 22,520 shares abstained from voting. Despite the overwhelming margin of support of the proposal from the shares which did vote, the total number voted was far less than the 1,967,365 shares needed to constitute a quorum to hold the Special Meeting of Shareholders. Thus, we were unable to hold the Special Meeting.

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

On January 28, 2015, we announced a strategic marketing, sales and reselling agreement with privately owned Portland OR-based Pacific Energy Ventures LLC, a technology and project development firm specializing in the renewable energy and energy storage sectors, which has been terminated in March 2016 due to lack of identifiable results.

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

Our Patents and Intellectual Property

We own 14 issued U.S. patents at the date of this report covering various aspects of our PbC technologies, and we typically have a number of patent applications in process at any point in time. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

•	U.S. Patent No. 9,251,969 (expires May 2032) –Process for the Manufacture of Carbon Sheet for an Electrode

•	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor

•	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor

•	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor

•	U.S. Patent No. 7,006,346 (expires April 2024) - Positive Electrode of an electric double layer capacitor

•	U.S. Patent No. 7,110,242 (expires February 2021) - Electrode for electric double layer capacitor and method of fabrication thereof

•	U.S. Patent No. 7,119,047 (expires February 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof

•	U.S. Patent No. 7,569,514 (expires May 22, 2021) - Method of Fabrication of Modified Activated Carbon

•	U.S. Patent No. 7,881,042 (expires March 2027) – Cell Assembly for an Energy Storage Device using PTFE Binder in Activated Carbon Electrodes

•	U.S. Patent No. 7,998,616 (expires February 2028) – Negative Electrode for a Hybrid Energy Storage Device

•	U.S. Patent No. 8,023,251 (expires November 2028) – Hybrid Energy Storage Device and Method of Making Same

•	U.S. Patent No. 8,192,865 (expires October 2027) – Negative Electrode for a Hybrid Energy Storage Device

•	U.S. Patent No. 8,202,653 (expires February 2028) – Electrode Grid Structure

•	U.S. Patent No. 8,347,468 (expires February 2031) – Method of Making a Current Collector

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

Our Employees

As of December 31, 2015, we employed a full time staff of 16, including a six member scientific and engineering team, and five people who are involved principally in manufacturing. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees. On March 31, 2015, we accepted the resignation of Vani Dantam, Vice President of Sales and Marketing. Charles Trego resigned as our Chief Financial Officer on October 2, 2015 although he remains a director, and Danielle Baker, our Controller, was appointed as our Chief Accounting Officer.

On February 1, 2016, Richard H. Bogan was appointed as our Chief Executive Officer at which time he resigned from all Board Committee appointments but remains director.

Description of Properties

On March 10, 2013, we exercised our option for a five-year renewal on our lease on existing space at our manufacturing plant located at 3601 Clover Lane in New Castle, Pennsylvania. We have utilized this space to manufacture our PbC and specialty lead-acid battery products and to continue to produce and test prototypes which incorporate our developed technology. prototypes for our own use and testing, With the Company restructuring plan, the electrode robotic production line will be relocated to the Clover Lance facility along with; labs and offices formerly housed in the Green Ridge facility. Our facility has been fully tested and found to be in compliance with emission standards established by new federal guidelines in accordance with the Clean Air Act–Title III.

The salient terms of the renewal lease are as follows:

•	The renewal term commenced on March 31, 2013 with a term of five years.

•	The lease may be extended for one additional five-year term with future rent to be negotiated at a commercially reasonable rate.

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

•	The rental amount for the initial term is $16,700 per month, which is fixed through March 2015. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

•	On May 26, 2011 we executed an addendum to the existing lease agreement which resulted in the lease of an additional 2,160 square feet of additional space for $500 per month. There were no other changes to the existing lease.

•	With the execution of the addendum we now lease 72,598 square feet for a monthly rent of $17,200 on a “triple net” basis.

•	On March 10, 2013, we exercised our option for a five-year renewal on our existing lease space. The lease may be extended for one additional five-year term with future rent to be negotiated at a commercially reasonable rate.

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

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

The salient terms of the lease are as follows:

•	The term commenced on January 1, 2011 and the term expired on December 31, 2015. We continue to occupy the facility on a month to month basis on the same rental terms at a reduced rent of $15,000 and expect to be vacated by May 1, 2016.

•	The lease may be extended for two five-year terms, by giving notice not less than 30 nor more than 120 days before the expiration of the initial term or first renewal term (as applicable). The renewal leases shall be on terms substantially similar to the terms of the initial lease except for any adjustment to rent, if warranted, as mutually agreed upon by Lessor and us.

•	The rental amount for the initial term is $19,297 per month and is on a “triple net” basis.

•	We also have a right of first refusal to purchase the property within 30 days of receipt of notice of a third party offer from lessor upon substantially the same terms as those offered by the third party.

•	The lease contains market terms on standard provisions such as defaults and maintenance.

On August 28, 2015, we signed a promissory note with each of the two landlords deferring lease payments until December 31, 2015. The aggregate amount of the promissory notes is $291,975 earning interest at 12% per annum compounded monthly.

As of the date of this annual report, the remaining balance on the Clover Lane note is $137,600 and is to be paid off as follows: an additional $17,200 per month through August 1, 2016, and the remaining balance on the Greenridge note is $100,000 to be paid in monthly installments of $25,000 until paid in full on April 30, 2016.

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

We have historically incurred substantial operating losses of $5.8 million and $11.4 million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, we had retained earnings deficit of $122.6 million. These operating losses have had, and will continue to have, an adverse effect on our balance sheet, statement of operations and comprehensive loss, and statements of cash flows. Because of the numerous risks and uncertainties associated with our business, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then sustain profitability would have a material adverse effect on our results of operations and business.

Our independent registered public accounting firm’s report for the fiscal year ended December 31, 2015 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our cash requirements to fund our current operations, working capital, and non-current liabilities, in their report on our audited annual financial statements as of and for the year ended December 31, 2015, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Other factors include our lack of customers for our product and the possibility of having to make cash payments as part of the payments due with respect to our $9.0 million principal amount of 2015 Senior Notes issued by us to our investors therein. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern and our lack of cash resources may materially adversely affect our share price and our ability to raise new capital or to meet existing contractual obligations with third parties (including product warranties) or to enter into new critical contractual relations with third parties.

We are in the early stages of commercialization, do not have current customers and our PbC products may never achieve significant commercial market acceptance.

Our success depends on our ability to develop and market PbC products that are recognized as superior to those currently existing in the marketplace. Most of our potential customers currently use other products using different technology and may be reluctant to change those methods to a new technology. We also have no current customers, and we may not be able to attract customers for our products in a timely manner, if at all. Market acceptance will depend on many factors, including our ability to convince potential customers that our PbC battery solution is an attractive alternative to existing products. We will need to demonstrate that our products provide reliable and cost-effective alternatives to existing products. Compared to most competing technologies, our technology is relatively new, and most potential customers have limited knowledge of, or experience with, our products. Prior to adopting our technology, potential customers may be required to devote significant time and effort to testing and validating our products. Many factors influence the perception of a new technology, including its use by leaders in the industry. If we are unable to continue to induce these leaders to adopt our technology, acceptance and adoption of our products could be slowed. In addition, if our products fail to gain significant acceptance in the marketplace and we are unable to expand our customer base, we may never generate sufficient revenue to achieve or sustain profitability.

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

On April 8, 2016, we had 15,669,456 shares of common stock outstanding, and (a) we have 61,608 Series A warrants outstanding that, if fully exercised, would generate proceeds of $1,078,140 and cause us to issue up to an additional 61,608 shares of common stock, (b) we have 518,507 other warrants outstanding that, if fully exercised would generate proceeds of $2,854,990, and cause us to issue up to an additional 518,507 shares of common stock, (c) have 15,119 options outstanding to purchase common stock that, if fully exercised would generate proceeds of $3,948,074 and result in the issuance of an additional 15,119 shares of common stock, and (d) we have subordinated convertible notes outstanding that if fully converted would result in the issuance of 141 shares of common stock. We have $9,363,530 in senior convertible debt outstanding that is fully converted would result in the issuance of 13,109,534 shares of common stock. In addition, 12,477,716 warrants were issued that is fully converted would result in the issuance of 12,477,716 shares of common stock. Our remaining Series B warrants expired on January 29, 2016.

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

We consummated a private placement on November 5, 2015 in which we issued an aggregate $9,000,000 principal amount of convertible notes. The notes were originally payable in 12 equal monthly installments starting no later than January 20, 2016. Although the notes are payable through the issuance of shares of our common stock to the noteholders, our ability to issue stock, instead of paying cash, to satisfy our payment obligations under the notes, is limited and subject to various conditions (including trading volume and stock price conditions for these notes) that we may not be able to meet. If we cannot meet these conditions, we could be required to repay some or all of the amounts due under the notes in cash, and we may not have the funds available to make one or more of such payments when due. Even if we do have funds so available, the use of cash to make such payments could adversely affect our ability to fund operations due to the diversion of necessary cash flow to fund operations to utilization for note payments. Furthermore, the notes impose certain restrictive covenants on us which may impede our ability to operate our business or raise further funds in the capital markets. For example, there are restrictions on incurring additional indebtedness, with exceptions, while the notes are outstanding.

We intend to make payments on our convertible notes in shares of our common stock, which could be highly dilutive to our shareholders.

As of the date of this annual report, we do not believe that we will have the financial ability, nor would it be in the best interests of our shareholders, to make all payments on the notes in cash when due. Thus, we intend, as of the date hereof, to make such payments in shares of our common stock, to the greatest extent possible. Such payments are based upon a formula which uses as a conversion price a discount to market formula which has no minimum price, thus the amount of shares issued is virtually unlimited and can be very dilutive to our shareholders. If we are unable to make these payments in stock, we would be required to make the payments in cash, and we do not have sufficient cash available to meet those payment obligations.

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

PART II

Item 5    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock trades on the OTCQB under the symbol “AXPW”, and our Series A warrants trade on the OTCQB under the symbol “AXPWW”.  Trading in our common stock has historically lacked consistent volume, and the market price has been volatile.

The following table shows the range of high and low bid prices for our common stock as reported by the Nasdaq Composite. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Period	High	Low
First Quarter 2014	$11.50	$4.00
Second Quarter 2014	$9.50	$6.00
Third Quarter 2014	$8.00	$3.11
Fourth Quarter 2014	$4.12	$0.93
First Quarter 2015	$37.46	$1.23
Second Quarter 2015	$12.60	$0.92
Third Quarter 2015	$4.20	$1.02
Fourth Quarter 2015	$2.26	$0.64

On April 8, 2016, the sale price for our common stock as reported on OTCQB was $0.04 per share.

Securities outstanding and holders of record

On April 8, 2016, there were 391 shareholders of record for our common stock and 15,669,456 shares of our common stock outstanding.

Dividends

We have never paid dividends.

Information respecting equity compensation plans

Summary Equity Compensation Plan Information: The following table provides summary information on our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Category	Number of shares Issuable on exercise of Outstanding options	Weighted average exercise price of outstanding options	Number of shares available for future issuance under equity compensation plans
Compensation plans approved by stockholders
2004 Directors’ Option Plan	3,429	$349.99	—

Compensation not approved by stockholders
2010 Employees and Officers Stock Option Plan	12,571	$35.00	881
Total equity awards	16,000	$261.13

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

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying consolidated financial statement notes appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015.

In the third quarter of 2014, we determined that the most efficient use of our resources is to operate as a technology-based enterprise to promote and market our proprietary PbC technology and to streamline manufacturing efforts to focus on our total lead-activated carbon negative electrode.

In the fourth quarter of 2014, we took steps to evaluate and implement the staged phase out of the manufacturing of batteries and the redirection of our efforts toward carbon electrode manufacturing at our Clover Lane facility, an initiative which we have implemented throughout fiscal 2015. We also continue developing third party PbC battery suppliers, and selling energy storage systems. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing, as well as consolidation of our facilities and refocus of our business initiatives, will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence. It is our primary goal to become the leading supplier of carbon electrode assemblies for the global lead – acid battery industry.

In the first quarter of 2016, we have undertaken the following in order to implement our business strategies:

•	Detailed and rigorous cost and expense management in order to maximize efficient use of our cash flow and create opportunities for business development
•	Development of “value-added” strategic partnership plan with third parties, teaming agreements and joint ventures to derive business development and production opportunities with more established and better capitalized entities to develop business and production opportunities for our products
•	Focused product applications development effort to better identify and capitalize upon application opportunities with a shorter “time to market” in order to identify near term commercial opportunities for marketing of our products
•	Near term specific commercial opportunities to achieve prompt market placement of our products
o	Micro off-grid
o	Residential/commercial energy storage
o	Frequency regulation such as PJM Interconnection
o	Battery distribution network development for “stand alone” applications such as our dual battery street lamp application
•	Development of new and comprehensive marketing plan with messaging, advertising and marketing communication of the “revised and revamped” Axion
•	Comprehensive realignment of our personnel and corporate operations to implement our “act fast and be decisive” corporate philosophy

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

•

Cost of goods sold – idle capacity includes direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, rent, insurance, property taxes, utilities and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the years ended December 31, 2015 and December 31, 2014 was $1,671,173 and $1,937,802, respectively.

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

The three most significant financial metrics for our business during the first three years of our initial commercialization phase have been:

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

Results of Operations

Summarized selected statement of operations data for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Net Sales	$600,482	$4,648,453
Cost of tangible goods sold	1,162,687	5,042,521
Cost of goods sold – idle capacity	1,671,173	1,937,802
Gross loss	(2,233,378)	(2,331,870)

Research and development	944,362	2,005,043
Selling, general and administrative	3,016,346	4,365,665
Impairment of assets, net	-	2,764,868
Other (income) expense	(401,737)	(70,970)
Operating loss	(5,792,349)	(11,396,476)

Gain on deposit for technology license	(250,000)	-
Change in value of senior warrants, loss	-	2,125,576
Change in value of conversion feature senior notes, (gain)	-	(32)
Change in value of Series B warrants	605,555	2,103,344
Change in value warrants, senior convertible note	59,262	-
Debt discount amortization expense	982,258	928,145
Placement agent warrants	23,826	-

Interest expense, note payable	119,061	21,472
Extinguishment loss on senior notes conversion	-	1,192,189
Extinguishment loss on subordinated note	-	58,436
Interest expense on convertible notes	57,433	912,644
Net loss	$(7,389,744)	$(18,738,250)

Reconciliation of net loss to EBITDA

	2015	2014
GAAP net loss	$(7,389,744)	$(18,738,250)
Plus: Interest expense, note payable	119,061	21,472
Depreciation expense	300,888	1,423,474
Stock based compensation	258,009	168,776
Change in value of senior warrants	-	2,125,576
Change in value of conversion feature senior notes, gain	-	(32)
Change in value of Series B warrants	605,555	2,103,344
Change in value warrants, senior convertible note	59,262	-
Debt discount amortization expense	982,258	928,145
Placement agent warrants	23,826	-
Impairment of assets	-	2,764,868
Extinguishment loss on senior notes conversion	-	1,192,189
Extinguishment loss on subordinated note	-	58,436
Interest expense on convertible debt	57,433	912,644
EBITDA (1)	$(4,983,452)	$(7,039,358)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Operating Results for the Year Ended December 31, 2015 Compared with the Year Ended December 31, 2014

Net Sales

Net sales for the year ended December 31, 2015 were $0.6 million compared to $4.6 million for the same period in 2014. We had three customers that accounted for 66.0% of sales in 2015 and one customer that accounted for 74.2% of sales in 2014. Decreased sales in 2015 can be attributed to the completion of a contract manufacturing agreement related to the legacy product lines and unrelated to our PbC business.

Cost of Tangible Goods Sold

Cost of tangible goods sold for the year ended December 31, 2015 were $1.2 million compared to $5.0 million for the same period in 2014. The decrease in tangible goods sold resulted primarily from a decrease in net sales.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity for the year ended December 31, 2015 was $1.7 million compared to $1.9 million for the same period in 2014. The cost of goods sold – idle capacity did not see a comparable decline with product costs, due to the decrease in production and no significant change in fixed manufacturing costs.

Gross Loss

Gross loss for the year ended December 31, 2015 was $2.2 million. Gross loss for the year ended December 31, 2014 was $2.3 million.

Research and Development

Research and development expenses for the year ended December 31, 2015 were $0.9 million compared to $2.0 million for the same period in 2014, primarily due to a decrease in headcount and consulting expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2015 were $3.0 million compared to $4.4 million for the same period in 2014. The change was due to the execution of planned lower spending in most areas of general and administrative costs.

Impairment of Assets, net

There was no impairment of assets charge for the year ended December 31, 2015. For the year ended December 31, 2014, we determined that we would not be able to fully recover the carrying amount of certain battery manufacturing machinery and equipment due to our decision to transition out of the manufacture of batteries and our decision to retrofit our on –site PowerCube that was installed in 2011 to incorporate performance enhancements. The gross impairment charge was $3.3 million and the net impairment charge was $2.8 million. The gross impairment charge was reduced by $0.5 million due to the associated decrease in deferred revenue liability related to the accounting of grant reimbursements of impaired assets.

Operating Loss

The resulting operating loss for the year ended December 31, 2015 was $5.8 million as compared to $11.4 million for the same period in 2014.

Other (Income) Expense

The Company recorded a gain of $0.25 million on a non-refundable deposit made by LCB International, Inc., as a result of the June 2015 binding letter of intent.

Other income for the year ended December 31, 2015 was $0.4 million compared to $0.1 million for the same period in 2014. The increase was due primarily to the sale of the previously impaired assets as reported at December 31, 2014.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity and debt securities. From inception through December 31, 2015, we have not generated revenue from operations that was significant enough to produce an operating profit or positive cash flow from operations.

We believe that our current financial resources will support ongoing operations, working capital, and capital expenditures through the second quarter of 2016.

Cash, Cash Equivalents, and Working Capital

At December 31, 2015, we had cash and cash equivalents of $1.0 million. At December 31, 2014, we had $3.4 million of cash and cash equivalents.  At December 31, 2015, working capital was $0.3 million compared to a working capital of $4.0 million at December 31, 2014. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

At December 31, 2015 the Company also had $7.15 million in restricted cash. These accounts were established as part of the November 2015 private placement, and the funds deposited therein represent the balance of the $9.0 million proceeds of the private placement which were not released to the Company at the November 2015 closing. At December 31, 2014 there was zero in restricted cash.

Cash Flows Used by Operating Activities

In 2015, $4.2 million was used for operating activities. Of the net cash used in 2015, $4.8 million was used to fund the operations of the business while $ 0.6 million was generated from changes in operating assets and liabilities. Of the net cash used of $5.7 million in 2014, $6.9 million was used to fund the operations of the business while $1.2 was generated from changes in operating assets and liabilities.

Cash Flows Used by Investing Activities

There was no cash used for investing activities for year ended December 31, 2015.Net cash used by investing activities was $0.1 million for the same period in 2014. Investing activities were primarily for purchases of property and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $1.7 million compared to net cash provided by financing activities of $8.1 million for the same period in 2014. Cash from financing activities is being used to fund ongoing operations and working capital. The primary sources of net cash provided by financing activities in 2015 and 2014 are described in the section below – Significant Financing Arrangements.

Significant Financing Arrangements

$9,000,000 Private Placement

On November 4, 2015, we entered into a financing transaction for the sale of convertible notes and warrants issued by us with gross proceeds of $9,000,000 to us. Upon closing of the sale of the notes and warrants, we received cash proceeds of $1.85 million and deposit of an additional $7.15 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1.0 million on each 30-day anniversary of the commencing on the 30th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes.

We received approximately $1.7 million in net proceeds at closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than our placement agent’s fee, were approximately $100,000, which were paid out of the proceeds at Closing. At each release of funds, we were to receive approximately $925,000 in net proceeds, after deducting our placement agent’s fee of $75,000. As a result of the January 28, 2016 amendment agreements, we received an additional $1.8 million on that date and will receive approximately $620,000 in net proceeds, after deducting our placement agent’s fee of approximately $50,000, on each of May 2, 2016, and the first trading day of the next subsequent seven months.

Description of Underwritten Public Offering

On October 29, 2014, we consummated an underwritten public offering consisting of 53,572 shares of common stock, together with Series A warrants to purchase 53,572 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to us of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years and had an exercise price of $3.25 per share of Common Stock, which was split adjusted to $113.75 as a result of our July 14, 2015 1-for-35 reverse stock split. On June 15, 2015, as the result of an agreement with the holders of our Series A warrants and Series B warrants, we adjusted the terms of our Series A warrants so that the exercise price was reduced to $.50, which number was changed to $17.50 as a result of our July 14, 2015 1-for -35 reverse stock split The Series B Warrants may be exercised for a period of 15 months and have an exercise price of $3.25 per share of Common Stock. In connection with the offering, we granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. We also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. Our Common Stock and Series A Warrants were initially listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively, as a result of this offering but were moved to the OTCQB in February 2016 under the same symbols.

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

Derivative Financial Instruments:  The Company’s objective in using derivative financial instruments is to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of derivative liabilities is calculated using either the Black-Scholes-Merton method, the Monte Carlo simulation model or the calibration model where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as income or expense in the consolidated statement of operations and comprehensive loss.

Inventory: Inventory is recorded at the lower of cost or market value, and adjusted as appropriate for changes in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and composition to determine appropriate reserve levels.

Revenue Recognition:   The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment is generally received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There are no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2015.

Cost of Sales-Idle Capacity: Idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Operating costs include labor, production supplies, repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts per day, five days per week, which is lower than our actual costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses for the year ended December 31, 2015 are $1,671,173 as compared to $1,937,802 for the year ended December 31, 2014.

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

Item 8   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

AXION POWER INTERNATIONAL, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Axion Power International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has experienced recurring operating losses and does not have sufficient funding to continue planned operations throughout 2016. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

April 12, 2016

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

Cash and cash equivalents	$1,006,743	$3,436,198
Restricted cash	7,150,003	-
Accounts receivable, net	13,057	9,874
Other current assets	378,013	193,974
Inventory, net	279,835	1,136,948
Total current assets	8,827,651	4,776,994

Property and equipment, net	1,771,641	2,072,530
Total assets	$10,599,292	$6,849,524

Liabilities and stockholders' equity (deficit)

Accounts payable	$361,022	$335,936
Other liabilities	790,000	293,172
Notes payable	371,263	104,777
Accrued interest convertible notes	93,755	15,628
Subordinated convertible notes	65,000	65,000
Senior convertible notes, net of discount	7,085,818	-
Total current liabilities	8,766,858	814,513

Deferred revenue	-	55,871
Note payable	-	104,804
Derivative liability	2,153,920	2,930,335
Total liabilities	10,920,778	3,905,523

Stockholders' equity (deficit)
Convertible preferred stock-12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated, $0.005 par value, 0 shares issued and outstanding	-	-
Common stock-100,000,000 shares authorized $0.005 par value 3,967,982 issued and outstanding (206,808 in 2014)	19,841	1,034
Additional paid in capital	122,556,491	118,451,041
Retained earnings(deficit)	(122,646,205)	(115,256,461)
Cumulative foreign currency translation adjustment	(251,613)	(251,613)
Total stockholders' equity (deficit)	(321,486)	2,944,001

Total liabilities and stockholders’ equity (deficit)	$10,599,292	$6,849,524

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014
Net sales	$600,482	$4,648,453
Cost of tangible goods sold	1,162,687	5,042,521
Cost of goods sold – idle capacity	1,671,173	1,937,802
Gross loss	(2,233,378)	(2,331,870)

Research and development	944,362	2,005,043
Selling, general and administrative	3,016,346	4,365,665
Impairment of assets, net	-	2,764,868
Other (income) expense	(401,737)	(70,970)
Operating loss	(5,792,349)	(11,396,476)

Gain on deposit for technology license	(250,000)	-
Change in value of senior warrants, loss	-	2,125,576
Change in value of conversion feature senior notes, (gain)	-	(32)
Change in value of Series B warrants	605,555	2,103,344
Debt discount amortization expense	982,258	928,145
Change in value warrants, senior convertible note	59,262	-
Placement agent warrants	23,826	-
Interest expense, note payable	119,061	21,472
Extinguishment loss on senior notes conversion	-	1,192,189
Loss on extinguishment subordinated notes	-	58,436
Interest expense on convertible notes	57,433	912,644
Loss before income taxes	(7,389,744)	(18,738,250)

Income taxes	-	-
Net loss	(7,389,744)	(18,738,250)

Foreign translation adjustment	-	(2)
Comprehensive loss	$(7,389,744)	$(18,738,252)

Basic and diluted net loss per share	$(2.90)	$(131.78)

Weighted average common shares outstanding	2,550,528	142,193

The accompanying notes are an integral part of these consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Operating Activities
Net Loss	$(7,389,744)	$(18,738,250)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	300,888	1,423,474
Change in value of Series B warrants	605,555	2,103,344
Change in value warrants, senior convertible note	59,262	-
Change in value of senior warrants, loss	-	2,125,576
Change in value of conversion feature senior notes, (gain)	-	(32)
Debt discount amortization expense	982,258	678,084
Interest accrued, senior convertible notes paid in common stock	-	519,277
Debt discount amortization expense on subordinated note	-	416,426
Accrued interest Subordinated Notes paid in stock	-	106,424
Extinguishment loss on senior notes conversions	-	1,325,813
Extinguishment loss on subordinated notes	-	58,436
Impairment of assets, net	-	2,764,868
Allowance for doubtful accounts	10,800	-
Amortization deferred finance costs	-	66,930
Net (gain) on sale of assets	-	(11,935)
Placement agent warrants	23,826	74,009
Stock based compensation expense	258,009	168,776
Inventory valuation adjustment	384,227	-
Changes in operating assets and liabilities
Accounts receivable, net	(13,985)	552,708
Other current assets	(111,047)	20,151
Inventory, net	472,886	1,113,689
Accounts payable	244,223	(84,401)
Other current liabilities	(19,647)	(59,683)
Accrued interest	78,242	(36,373)
Deferred revenue	(55,871)	(322,123)
Net cash (used in) operating activities	(4,170,118)	(5,734,812)

Investing Activities
Other receivables	-	29,000
Proceeds from sale of assets	-	12,000
Capital expenditures	-	(106,769)
Net cash (used in) investing activities	-	(65,769)

Financing Activities

Repayment of notes payable	(140,293)	(114,918)
Proceeds from senior convertible notes	9,000,003	-
Proceeds from convertible bridge notes	510,000	-
Repayment of bridge loan	(235,294)	-
Gross proceeds from sale of common stock	-	6,099,375
Repayment of subordinated convertible note	-	(935,000)
Payment of public offering and debt issuance costs	(243,750)	(762,110)
Amount provided from (deposited into) restricted cash account	(7,150,003)	3,780,341
Net cash provided by financing activities	1,740,663	8,067,688

Net change in cash and cash equivalents	(2,429,455)	2,267,107
Effect of exchange rate on cash	-	(2)
Cash and cash equivalents – beginning	3,436,198	1,169,093
Cash and cash equivalents – ending	$1,006,743	$3,436,198
Supplemental schedule of Cash Flow Information:
Cash paid for interest	$94,400	$38,694
Cash paid for income taxes	$-	$-
Supplemental schedule of non-cash investing and financing activities:
Interest accrued converted into debt principal	$10,592	$66,049
Common stock issued for principal payments on senior notes	$-	$2,725,000
Common stock issued to settle liability	$9,180	$14,191
Reclassification of remaining bridge note to notes payable	$10,000	$-
Common stock issues in exchange for senior warrants	$-	$2,644,099
Common stock issued for warrants exercised	$15,681	$-
Reclassification of derivative liability for warrants exercised	$3,500,126	$-
Beneficial conversion feature related to convertible bridge notes	$179,947	$-
Debt discount related to convertible bridge notes	$153,169	$-
Accounts payables converted into promissory note	$291,975	$-
Round up shares	$2,914	$-
Cash paid for income taxes	$-	$-
Day one derivative liability related to 2015 senior convertible notes	$2,058,894	$-
Offering costs	$536,250	$-

The accompanying notes are an integral part of these consolidated financial statements

Axion Power International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

For Year Ended December 31, 2015 and 2014

	Common
	Shares	Common Stock Amount	Additional Paid- In Capital	Retained Earnings (Deficit)	Other Comprehensive Income (loss)	Total Stockholder’s Equity (Deficit)
Balance at December 31, 2013	103,087	$515	$106,319,542	$(96,518,211)	$(251,611)	$9,550,235
Stock issuances related to senior convertible notes	23,325	117	7,213,982	-	-	7,214,099
Shares issued to settle accrued interest on Subordinated Note	2,764	14	106,410	-	-	106,424
Warrants issued to settle debt –Subordinated Note	-	-	58,436	-	-	58,436
Placement agent fees	-	-	74,009	-	-	74,009
Common stock issuances related to public offering	53,572	268	4,510,006	-	-	4,510,274
Stock based compensation	287	2	168,774	-	-	168,776
Senior Debt warrants exercised-9,875 @ 1.7 shares per warrant	16,788	84	(84)	-	-	-
True –Up Rounding Shares for Reverse Stock Split	6,985	34	(34)	-	-	-
Net loss				(18,738,250)	-	(18,738,250)
Foreign translation adjustment	-	-	-	-	(2)	(2)
Comprehensive loss						(18,738,252)
Balance at December 31, 2014	206,808	1,034	118,451,041	(115,256,461)	(251,613)	2,944,001

Stock issued for Series B warrants exercised	3,136,073	15,681	(15,681)	-	-	-
Reclassification of derivative liability for warrants exercised	-	-	3,500,126	-	-	3,500,126
Stock based compensation	42,372	212	266,977	-	-	267,189
Placement agent warrants	-	-	23,826	-	-	23,826
Beneficial conversion feature related to bridge notes	-	-	179,947	-	-	179,947
Debt discount related to convertible bridge notes	-	-	153,169	-	-	153,169
True-Up rounding shares for Reverse Stock Split	582,729	2,914	(2,914)	-	-	-
Net Loss and comprehensive loss				(7,389,744)	-	(7,389,744)
Balance at December 31, 2015	3,967,982	$19,841	$122,556,491	$(122,646,205)	$(251,613)	$(321,486)

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Financial Statements

These consolidated financial statements of Axion Power International, Inc., a Delaware corporation, include the operations of its wholly owned subsidiary; Axion Power Battery Manufacturing, Inc., a Pennsylvania corporation, and its two inactive wholly owned subsidiaries, Axion Power Corporation, a Canadian Federal corporation, and C & T Co. Inc., an Ontario Corporation (collectively, the “Company”).

As approved by our board of directors and shareholders, we effected a 1-for-50 stock split of our common shares on September 8, 2014. During 2014, there were 6,987 true-up rounding shares issued due to the above mentioned reverse stock split.

As approved by our board of directors and shareholders, we effected a 1-for-35 stock split of our common shares and Series A warrants on July 14, 2015. During 2015, there were 582,729 true-up rounding shares issued due to the above mentioned reverse stock split. All share related and per share information has been adjusted to give effect to the reverse stock split from the beginning of the earliest period presented.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Axion Power Battery Manufacturing, Inc., Axion Power Corporation and C&T Co., Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Comprehensive Income: The Company follows Financial Accounting Standards Board Account Standards Codification 220, “Comprehensive Income.” Comprehensive income is the change in equity of a business enterprise during a reporting period from transactions and other events and circumstances from non-owner sources. In addition to the Company’s net loss, the change in equity components under comprehensive income include any foreign currency translation adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments," requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015 and 2014. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents:   The Company considers those short-term, highly liquid investments to be cash or cash equivalents. Our investment policy is that we only invest cash in U.S. Government Treasuries with original maturities of six months or less. At December 31, 2015, the Company had $1.0 million in cash and cash equivalents as compared to $3.4 million at December 31, 2014, that were on deposit with one financial institution which were not invested in U.S. Government Treasuries which are protected under the Federal Deposit Insurance Corporation limit of $250,000 per institution.

Restricted cash:  The Company had $7.15 million in seven control accounts on deposit with one financial institution at December 31, 2015 and zero in control accounts at December 31, 2014.  These accounts were established as part of the November 2015 private placement, and the funds deposited therein represent the balance of the $9.0 million proceeds of the private placement which were not released to the Company at the November 2015 closing. The funds are not invested in U.S. Government Treasuries and are protected under the Federal Deposit Insurance Corporation limit of $250,000 per EIN at the institution.

Accounts Receivable and Concentration of Credit Risk: The Company records its accounts receivable net of any allowance for doubtful accounts. The Company manages its credit risk exposure and establishes an allowance for doubtful accounts for accounts that are deemed at risk for collection. When management determines that an account is uncollectible, it is written off against the related allowance. The allowance for uncollectible accounts is approximately $21.3 thousand at December 31, 2015 and approximately $10.5 thousand at December 31, 2014.

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

A summary of inventory at December 31, 2015 and 2014 is as follows:

	2015	2014
Raw materials	$363,559	$601,196
Work in process	421,732	639,957
Finished goods	34,581	80,263
Inventory reserves	(540,037)	(184,468)
	$279,835	$1,136,948

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

A summary of property and equipment at December 31, 2015 and 2014 is as follows:

	Estimated useful life	2015	2014
Machinery & equipment	3-22 years	$3,846,567	$3,846,567
Less accumulated depreciation		(2,074,926)	(1,774,037)
Net		$1,771,641	$2,072,530

Depreciation expense was $300,888 and $1,423,474 for the years ended December 31, 2015 and December 31, 2014, respectively.

Certain of our machinery and equipment are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing. The loan proceeds of $776,244 were received by us on September 14, 2009. The balance owed on the loan at December 31, 2015 is $123,663, which bears interest at a rate of 5.25% and matures on October 1, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on undiscounted future cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations from third party sources. We recorded a net asset impairment charge of $2.8 million in 2014 to adjust the carrying value of these assets to our estimate of their fair value at December 31, 2014. The impairment charge for 2014 is recorded in our Statement of Operations and Comprehensive Loss as an operating loss. There was no impairment charge recorded for the year ended December 31, 2015.

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 " Derivatives and Hedging – Contracts in Entity’s own Equity ". The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes or Monte Carlo simulation model method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations and comprehensive loss. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009, some of the Company’s convertible notes and warrants are now accounted for as derivatives.

For the convertible notes and warrants issued in November 2015, at inception, the instruments were valued by calibrating the aggregate fair value of the notes and warrants to the transaction price, as required by ASC 820. Calibrating the valuation model to ensure that the model is consistent with the fair value at initial recognition provides a basis for estimating the inputs required in the analysis that are not directly observable. For each subsequent reporting date, the warrants are valued based on the payoff structure, considering the change in assumptions between the inception and the subsequent reporting date.

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement, and the receipt of appropriate deposits where applicable depending on the nature and amount of the purchase order. Sales on account are approved only for credit-worthy customers; otherwise partial or full payment is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer and the aforementioned revenue recognition criteria have been met. When the terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s designated delivery site and the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There were no other post shipment obligations that may impact the timing of revenue recognition for the year ending December 31, 2015.

Cost of Sales - Idle Capacity: Idle capacity consists of direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, repairs and maintenance, rent, utilities, insurance and property taxes. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts per day, five days per week, which is lower than our actual costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses for the year ended December 31, 2015 are $1,671,173 and $1,937,802 for year ended December 31, 2014. The decrease in idle capacity costs is the result of decreased production combined with a decrease in headcount.

Grants: The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as a reduced depreciation expense. The Company records government grants receivable in the consolidated balance sheets in other receivables. Deferred revenue is amortized into income over the estimated useful life of the related equipment. During the fourth quarter of 2015, the Company received notice of acceptance of the final submission on the remaining $55,871 reported as deferred revenue at December 31, 2014. Upon receipt of that notice, the Company recognized the deferred revenue and at December 31, 2015 the deferred liability recorded on the Company’s balance sheet is zero. At December 31, 2014, the liability for deferred revenue was $ 55,871. During 2014, $306,426 of income was recorded for the amortization of deferred revenue and we wrote off $544,368 of the deferred revenue account related to the impairment of the assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Stock based Compensation: Stock-based compensation related to employees and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and comprehensive loss and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Recently Issued Accounting Pronouncements: On November 20, 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 225-20): Simplifying the Presentation of Debt Issue Costs, that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company has elected early adoption of this newly issued guidance to its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The aforementioned standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

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

Note 3. — Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

On May 8, 2013, the Company consummated the sale of $ 9 million in aggregate principal amount of senior convertible notes (the “2013 Senior Notes”) due on February 8, 2015 and warrants (the “2013 Senior Warrants”) to various institutional investors. At closing, the Company received $2.76 million in net proceeds, after deducting placement agent fees of $240,000. Total offering expenses were $494,500 and were recorded as deferred financing fees. The $6.0 million balance of the gross proceeds from the sale of 2013 Senior Notes was deposited into a series of control accounts in the Company’s name. Withdrawals from the control accounts were permitted (i) in connection with certain conversions of the 2013 Senior Notes or (ii) otherwise, as follows: $500,000 on each 30-day anniversary of the closing date (May 8, 2013) commencing on the 60th day after the effective date until there are no more funds in the control accounts.  The 2013 Senior Notes and 2013 Senior Warrants and the Subordinated Notes and Subordinated Warrants described below were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. As of the end of the second quarter of 2014, all of the proceeds have been released, and the note holders have converted all amounts due under the note into shares of the Company’s common stock.

Securities Purchase Agreement

The 2013 Senior Convertible Notes and 2013 Senior Warrants were issued pursuant to the terms of a Securities Purchase Agreement (“2013 Purchase Agreement”) entered into among us and the Investors. The 2013 Purchase Agreement provided for the sale of the 2013 Senior Notes and 2013 Senior Warrants for gross proceeds of $9,000,000 to us.

Ranking - The 2013 Senior Notes were senior unsecured obligations of the Company, subject only to certain secured obligations of the Company for up to a maximum of $1 million of government issued indebtedness for purchase of plant and machinery and other purchase money financing for property, plant and equipment.

Maturity Date - Unless earlier converted or redeemed, the 2013 Senior Notes matured 21 months from the closing date subject to the right of the investors to extend the date (i) if an event of a default under the 2013 Senior Notes had occurred and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occurred.

Interest - The 2013 Senior Notes bore interest at the rate of 8% per year, compounded monthly on the first calendar day of each calendar month. The interest rate would increase to 18% per year upon the occurrence and continuance of an event of default (as described below).

Conversion - The 2013 Senior Notes were convertible at any time at the option of the holders, into shares of the Company’s common stock at an initial conversion price of $462.00 per share (subsequent conversions are based on the Company’s volume weighted average price per share).  The conversion price was subject to adjustment for stock splits, combinations or similar events. In addition, the conversion price was also subject to a “full ratchet” anti-dilution adjustment if the Company issued or was deemed to have issued securities at a price lower than the then applicable conversion price. In the event certain equity conditions were not met, the Company may have been prevented from issuing shares to satisfy the installments due on the note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The 2013 Senior Notes were not convertible with respect to any note holder if, after giving effect to the conversion or issuance, the holder together with its affiliates would beneficially own in excess of 4.99% of the Company’s outstanding shares of common stock. At each holder’s option, the limit on percentage ownership could have been raised or lowered to any other percentage not in excess of 9.99%, except that any raise would only have been effective upon 61-days’ prior notice to the Company.

Fundamental Transactions

The 2013 Senior Notes prohibited the Company from entering into specified transactions involving a change of control, unless the successor entity assumed in writing all obligations under the 2013 Senior Notes under a written agreement.

In the event of transactions involving a change of control, the 2013 Senior Notes would have been redeemable whole or in part (including all accrued and unpaid thereon) at a price equal to the greater of 125% of the amount of the face value of the 2013 Senior Note being redeemed and the intrinsic value of the shares of Common Stock then issuable upon conversion of the 2013 Senior Note being redeemed.

Warrants

The 2013 Warrants entitled the holders to purchase, in the aggregate, 9,875 shares of common stock. The 2013 Warrants were exercisable beginning November 8, 2013. On August 1, 2014, the Company entered into warrant exchange agreements (“Warrant Exchange Agreements”) with the holders (“2013 Senior Warrant holders”) of the 2013 Senior Warrants issued in conjunction with the Company’s May 7, 2013 senior convertible note financing (“2013 Senior Warrants”). Pursuant to the Warrant Exchange Agreements, the 2013 Senior Warrant holders exchanged all of the 2013 Senior Warrants for shares of the Company’s stock (“Shares”) at a ratio of 1.7 Shares for each 2013 Senior Warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933 as amended.

Pursuant to the Warrant Exchange Agreements, the 2013 Senior Warrant holders agreed to the following limitations on the resale of the Shares:

Through October 31, 2014, each 2013 Senior Warrant holder could only sell, pledge, assign or otherwise transfer up to 10% of the number of Shares issued to it.

From November 1, 2014 through January 31, 2015, each 2013 Senior Warrant holder may have sold, pledged, assigned or otherwise transferred up to an additional 25% of the number of Shares issued to it (up to an aggregate of 35% inclusive of the 10% set forth in the bullet point above).

Through January 31, 2015, each 2013 Senior Warrant holder may have sold Shares during any trading day in an amount, in the aggregate, exceeding 15% of the composite aggregate share trading volume of the Company’s common stock measured at the time of each sale of securities during such trading day as reported on Bloomberg.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Accounting for the Conversion Option and Warrants

The Company first considered whether the 2013 Senior Notes met the criteria under ASC 480-10-25-14 to be recorded as a liability and determined that, due to the 2013 Senior Note’s differing potential settlement features, it did not meet the criteria. The Company next considered whether the conversion option met the definition of a derivative, requiring it to be bifurcated and recorded as a liability. Pursuant to ASC 815-40, due to full-ratchet down-round price protection on the conversion price of the 2013 Senior Notes and the exercise price of the 2013 Senior Warrants, the Company determined that the conversion features of the Senior Notes and the exercise features of the Senior Warrants were not indexed to the Company’s owned stock and must be recognized separately as a derivative liability in the consolidated balance sheet, measured at fair value and marked to market each reporting period until the 2013 Senior Notes have been fully paid or converted and the 2013 Senior Warrants fully exercised.

The conversion feature of the 2013 Senior Notes was valued using the Monte Carlo simulation model under the following assumptions; (i) expected life of 0.9 years, (ii) volatility of 60%, (iii) risk-free interest rate of 0.10% and (iv) dividend rate of 0.  The 2013 Senior Warrants were also valued using the Monte Carlo simulation model, under the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk-free interest rate of 0.75%, and (iv) dividend rate of zero.   The initial fair values of the conversion feature and the warrants were estimated to be $2.9 million and $1.5 million, respectively, totaling $4.4 million.  This amount was recorded as debt discount on May 8, 2013 and was amortized over the term of the 2013 Senior Notes using the effective interest method. In addition, debt issuance costs totaling $494,500 were amortized over the term of the note using the effective interest method.

During 2014 the change in fair value of $2,125,576 was recorded as a non-cash loss in the consolidated statements of operations and comprehensive loss. As of December 2014 the 2013 Senior Warrants and the conversion feature of the senior note had been fully amortized.

During 2014, the Company issued 26,130 shares of common stock at the weighted average conversion price of $190.05 for the $2.725 million remaining principal amount and $542,105 of interest. An extinguishment loss of $1,325,813 was incurred on the final stock issuances related to the debt. Subsequently, the extinguishment loss was reduced by $133,650 which was received as a result of the installment true-up. As of December 31, 2014 there was no remaining principal balance or interest due with respect to the 2013 Senior Notes.

Placement Agent Warrants

In 2014, the Company issued 656 additional warrants valued at $74,009. The Black Scholes model was used to value warrants with the following assumptions: (i) expected life of 5 years, (ii) volatility of 70%, (iii) risk free interest rate at 1.27% and (iv) dividend yield of zero. The final number of warrants issued through December 31, 2014 was 1,559.

Subordinated Convertible Notes and Subordinated Warrants

Simultaneously with the closing of the $9,000,000 principal amount 2013 Senior Note transaction, the Company sold $1 million principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Senior Notes and mature 91 days subsequent to the maturity date of the 2013 Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. Once 2/3 of the 2013 Senior Notes have been repaid, then the Subordinated Notes may be converted and/or prepaid in cash so long as there is no Event of Default with respect to the 2013 Senior Notes and all Equity Conditions (as defined in the securities purchase agreement for the Senior Notes) are met. The conversion price for the Subordinated Notes is $462 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,097 shares of Company common stock (“Subordinated Warrants”). Each Subordinated Warrant has an exercise price of $528.50 per share. Holders of 2/3 of the Subordinated Notes are affiliates who have verbally agreed to a revised due date of December 31, 2015.

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

During the twelve months ended December 31, 2014, debt discount amortization related to the Subordinated Notes amounted to $64,352.

The outstanding principal balance at December 31, 2015 and December 31, 2014, related to the Subordinated Notes is $65,000. These notes still remain outstanding as a result of an informal agreement with the holders which are all Company insiders that the Company’s cash resources should be diverted to other better uses until the financial situation improves and because the November 2015 investors required that no insider payments be made until June 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On June 30, 2014, the Company entered into an amended note with respect to that certain $735,000 principal amount Subordinated Note issued to Robert Averill on May 7, 2013. The amendment to the note increased the principal amount to $801,049 which was the original principal amount of the note plus accrued and unpaid interest to June 18, 2014. The interest rate on the note was increased to 9% per annum commencing June 30, 2014, and the interest increased 1% per month, commencing on September 16, 2014 until the Note was paid in full. This amended note extended the maturity date to the earlier of December 31, 2014 or the date on which the Company consummates one or more financing transactions of at least $10 million in the aggregate. On December 12, 2014 the Company repaid the principal balance of $735,000 to Mr. Averill and issued 2,764 shares of common stock, valued at $106,424 in lieu of a cash payment for interest.

As part of the debt settlement, Mr. Averill was also given 2,764 warrants. The warrants were valued using Black-Scholes Merton model, under the following assumptions: (i) expected life of 5 years, (ii) volatility 186%, (iii) risk free interest rate of 0.98% and (iv) dividend rate of zero. The exercise price of these warrants is $35.00 and have a 5-year exercisable life. The value of the warrants issued was estimated to be $58, 436.

Fair Value Disclosure

The Company has three Level 3 financial instruments - Series B warrants associated with the public offering of common stock, Senior Warrants and the conversion feature associated with the 2015 Senior Notes, which are recorded at fair value on a periodic basis.  The Series B warrants, Senior Warrants and the conversion feature are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model. The following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis. In addition, the Company has warrants and a conversion feature related to the Private Placement note dated November 5, 2015. For the warrants issued in 2015, at inception, the warrants were valued by calibrating the aggregate fair value of the notes and warrants to the transaction price, as required by ASC 820. Calibrating the valuation model to ensure that the model is consistent with the fair value at initial recognition provides a basis for estimating the inputs required in the analysis that are not directly observable. For each subsequent reporting date, the warrants were valued based on the payoff structure, considering the change in assumptions between the inception and the subsequent reporting date.

The key assumptions at inception were utilized in both the valuations of the 2015 private placement notes and warrants as follows: (i) risk free interest rate 0.47%, (ii) credit spread break point $0.72 (iii) credit spread 60%, (iv) volatility 50%, (v) stock price $1.14, (vi) negotiation discount 65%.

As of December 31, 2015 and 2014, the following tables represent the fair value of the warrant liabilities.

	2015
	Fair
	Value	Level 1	Level 2	Level 3
Series B warrant liability	$35,764	-	-	$35,764
Senior convertible note and warrant liability	2,118,156	-	-	2,118,156
	$2,153,920			$2,153,920

	2014
	Fair
	Value	Level 1	Level 2	Level 3
Series B warrant liability	$2,930,335	-	-	$2,930,335

Note 4 - Public offering of common stock, Series A warrants and Series B warrants

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock ("Common Stock"), together with Series A warrants to purchase 53,572 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A warrants may be exercised for a period of five years and the Series B warrants may be exercised for a period of 15 months. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. As a result of the July 14, 2015 1-for-35 reverse split, the exercise price of the Series A warrants is $113.75 per share. The Series B warrants were not subject to the 1 for 35 reverse split. The Company also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants were listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively, until February 2016, when both issues were removed to the OTCQB under the same trading symbols. On June 15, 2015, as the result of an agreement with the holders of our Series A warrants and Series B warrants, we adjusted the terms of our Series A warrants so that the exercise price was reduced to $.50, which number was changed to $17.50 as a result of our July 14, 2015 1-for -35 reverse stock split.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As of December 31, 2015 and December 31, 2014, the fair value of the Series B Warrant was estimated to be $35,764 and $2,930,335, respectively. Using the Monte Carlo simulation model to calculate the mark to market valuation at December 31, 2015, the following key assumptions were used in determining the fair value: (i) expected life 1 month, (ii) volatility of 50.0%, (iii) risk free interest rate of 0.14%, (iv) dividend rate of zero, (v) stock price of $0.93, and (vi) exercise price of $1.0463. Using the Monte Carlo simulation model to calculate the mark to market valuation at December 31, 2014, the following assumptions were used: (i) expected life 13 months, (ii) volatility of 99.0%, (iii) risk free interest rate of 0.28%, (iv) dividend rate of zero, (v) stock price of $0.94, and (vi) exercise price of $3.25.

The change in the fair value of the Series B warrant liability is as follows:

Fair
Value
Series B warrant liability, January 1, 2014	$2,930,335
Reclassification of Derivative Liability for Series B warrants exercised	(3,500,126)
Revaluation of remaining Series B warrants	605,555
Series B warrant liability, December 31, 2015	$35,764

Bridge Notes

On August 7, 2015, the Company entered into a securities purchase agreement (“Bridge Agreement”) with several accredited investors, including one director of the Company (each, a “Bridge Investor”) pursuant to which it sold $600,000 principal amount of Senior Convertible Notes (“Bridge Notes”) to the Bridge Investors. The transaction was approved by the Company’s Board of Directors on August 5, 2015. The Bridge Notes carried an original issue discount of 15% so that the gross amount of proceeds to the Company (before expenses) was $510,000. The Bridge Notes bore interest at the rate of 12% per annum, and the interest was payable in cash upon repayment of the Bridge Notes or in shares of the Company’s common stock upon conversion of the Bridge Notes. The Bridge Notes had a term of 90 days from the date of issuance. The holders of the Notes were issued one five-year warrant (“Bridge Warrants”) for each $1.00 of principal amount of the Bridge Note invested (510,000 warrants in total). Each Bridge Warrant has an exercise price of $1.75 per share. The Bridge Agreement, Bridge Notes and Bridge Warrants contain other terms and provisions which are customary for a transaction of this nature, including standard representations and warranties and events of default. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D, as promulgated thereunder.

The fair value of the warrants issued in conjunction with the Bridge Notes is $257,550 in the aggregate and was calculated using the binomial option model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 100%, (iii) risk free interest rate of 1.59% and (iv) dividend yield of zero.

The conversion feature of the Bridge Notes and the related warrants were determined not to be derivative instruments, in accordance with the guidance in ASC Topic 470-20 Debt with conversion and Other Options (“ASC 470”). The Company first calculated the fair value of the warrants issued and then calculated the relative value of the Bridge Note and determined that there was a beneficial conversion feature in the amount of $179,947.

On November 5, 2015, $363,530 of principal and accrued and unpaid interest of our Bridge Notes was exchanged for an additional note in the principal amount of $363,530 with the same terms as the convertible notes issued in our November 5, 2015 private placement of notes and warrants, and an additional 443,328 warrants were issued with the same terms as the warrants issued in the November 5, 2015 private placement.

On November 10, 2015, the Company paid $235,294 in principal and $7,074 in interest to settle a portion of the Bridge Notes.

The remaining balance at December 31, 2015 related to the Bridge Notes was $11,765.

The final $11,765 in principal and $588 in interest with respect to the August 2015 Bridge Notes was paid on January 7, 2016.

The fair value of the warrants and the beneficial conversion feature were recorded as a debt discount and were amortized over the life of the Bridge Notes. As of December 31, 2015, the debt discount and beneficial conversion feature have been fully amortized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Notes with Landlords

The Company’s two landlords agreed to extend the payment date of an aggregate $291,975 due in lease payments until December 31, 2015.

At December 31, 2015, the Company renegotiated the repayment of the Notes with the landlords. At that time the Company made payment of $67,000 to Becan Development, the landlord for its Greenridge facility, which included $54,375 of principal and $12,625 of accrued interest. The remainder of the note was extended into four monthly installments of $25,000 plus accrued interest, commencing on January 1, 2016 and concluding on April 1, 2016. The Company expects to relocate to the Clover Lane facility by April 30, 2016.

The negotiation with S&S Partnership, the landlord for the Clover Lane facility, resulted in an agreement to pay back the note in eight equal installments commencing January 1, 2016 and concluding on August 1, 2016. The amount to be paid monthly is $18,125, consisting of $17,200 of principal and $925 of accrued interest.

Description of the 2015 Private Placement

On November 4, 2015, we entered into a financing transaction for the sale of convertible notes and warrants issued by us with gross proceeds of $9,000,000 to us. Upon closing of the sale of the notes and warrants, which occurred on November 5, 2015, we received cash proceeds of $1.85 million and deposit of an additional $7.15 million into a series of control accounts in our name. Under the original terms of the notes, we are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1,000,000 on each 30-day anniversary of the commencing on the 30th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes. As a result of the January 28, 2016 amendments to the notes, another $1,800,000 was released on that date, and the balance of $5,350,000 will be released in 8 equal monthly installments commencing on May 2, 2016, subject to terms and conditions set forth in the notes.

We received approximately $1.7 million in net proceeds at closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than our placement agent’s fee, were approximately $100,000, which were paid out of the proceeds at Closing. At each release of funds starting on May 2, 2016, we will receive approximately $620,000 in net proceeds, after deducting our placement agent’s fee of $50,000.

The initial conversion price of the notes was $1.23 per share (for optional conversions only and not Company amortization payments), and the initial exercise price of the 10,975,608 warrants was $1.29 per share.

As a result of the “rollover” of $363,530 of principal amount and accrued and unpaid interest of our August 2015 Bridge Notes, an additional note in the principal amount of $363,530 of notes, and an additional 443,328 warrants were issued to replace the rolled over Bridge Notes.

The $9,363,530 of outstanding principal bears interest at 9% per annum and shall be repaid or converted at monthly installment dates over a 14-month period. Additionally, the notes are convertible by the holder at any time after issuance. Pursuant to the optional conversion feature of these notes (as opposed to the monthly Company conversions which are at a discount formula as set forth below), the Company would deliver the number of shares of common stock equal to the outstanding principal amount, accrued interest amount, and a make whole amount equal to the interest that would be accrued on the conversion amount until maturity, divided by the fixed conversion price of $1.23. Additionally, a portion of the outstanding amount is exchanged for common shares at each Monthly Installment Date at a conversion price equal to the lower of the conversion price in effect and 85% of the fair value of the common shares the trading day prior to the installment date. The number of common shares deliverable under the contract is limited by a beneficial ownership cap of 4.99% for any single investor.

As the Company was required to separate the conversion option in the notes under ASC 815, Derivatives and Hedging, the Company recorded the bifurcated conversion option valued at $1.33 million as a derivative liability, which creates additional discount on the debt. The derivative liability is marked to market through the income statement each reporting period, while the discount created on the convertible notes is accreted as interest expense over the maturity period of the debt. Additionally, the convertible notes were issued to the investors in a basket transaction with warrants that are classified as derivative liabilities. These warrants, initially valued at $725,111 ($691,861 as discount on the debt and $33,250 as issuance costs for compensation to the underwriter), are also marked through the income statement each reporting period, while further discount is created on the convertible notes, and is accreted as interest expense using the effective interest method over the life of the debt.

At inception, the warrants were valued by calibrating the aggregate fair value of the notes and warrants to the transaction price, as required by ASC 820. Calibrating the valuation model to ensure that the model is consistent with the fair value at initial recognition provides a basis for estimating the inputs required in the analysis that are not directly observable. For each subsequent reporting date, the warrants are valued based on the payoff structure, considering the change in assumptions between the inception and the subsequent reporting date.

The conversion feature fair value is determined at inception and for each reporting date using a “with” and “without” analysis, based on the payoff structure of the notes. The same key assumptions utilized in the warrants valuation were considered in the conversion feature fair value,

Using the Calibration model, to calculate the mark to market value at December 31, 2015, the following key assumptions were utilized in both the valuations of the notes and warrants as follows: (i) risk free interest rate 0.66%, (ii) credit spread break point $0.72 (iii) credit spread 90%, (iv) volatility 53%, (v) stock price $0.42, (vi) negotiation discount 90.7%.

Derivative liability relating to the 2015 Private Placement

The change in the fair value of the 2015 Private Placement derivative liability is as follows:

Private Placement derivative liability, November 5, 2015	$2,058,894
Revaluation of Private Placement Derivative liability	59,262
Private Placement Derivative liability December 31, 2015	$2,118,156

Securities Purchase Agreement

The notes and warrants were issued pursuant to the terms of a Securities Purchase Agreement among us and the investors named therein. The Purchase Agreement provided for the sale of the notes and warrants for gross proceeds of $9,000,000 to us.

Notes

Ranking

The notes are senior unsecured obligations of us.

Maturity Date

Unless earlier converted or redeemed, the notes mature 14 months from the Closing, subject to the right of the investors to extend the date (i) if an event of default under the notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Notes and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Interest

The notes bear interest at the rate of 9% per annum and are compounded monthly, on the first calendar day of each calendar month. The interest rate will increase to 18% per annum upon the occurrence and continuance of an event of default (as described below). Interest on the notes is payable in arrears on each installment date (as defined below). If a holder elects to convert or redeem all or any portion of a note prior to the maturity date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a note prior to the maturity date, all accrued and unpaid interest on the amount being redeemed will also be payable. The amount of interest due at any time is the amount of any interest that, but for any conversion, installment conversion, acceleration or redemption hereunder on such given date, would have accrued with respect to the conversion amount or installment amount being converted or redeemed under the note at the interest rate for the period from such given date through the maturity date of the note.

Optional Conversion

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

the twenty-first trading day after the earlier of (x) the initial effective date of a registration statement filed in connection with this offering or (y) May 2, 2016; the first trading day of the calendar month immediately following the initial installment date (or if such date is less than twenty trading days after the initial installment date, the second calendar month immediately following the initial installment date to the extent); and then each month through and including the Maturity Date, each in an amount equal to 1/11 of the principal amount of each note. Payment in stock is at 85% of the market price based upon a variable weighted average price formula.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As a result of the amendment agreements entered into by us with each selling stockholder on January 28, 2016, an additional $1.8 million was released from the controlled accounts on January 28, 2016, starting on May 2, 2016, and continuing for seven consecutive months thereafter on the 1st business day of each such month $667,500 shall be released in total from the controlled accounts.

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

Events of Default

The notes contain standard and customary events of default including but not limited: (i) failure to register our common stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency of us.

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

As a result of the January 28, 2016 amendment agreements, there is no exchange cap in this transaction.

January 28, 2016 Amendment Agreements

On January 28, 2016, we entered into amendment agreements with each of the selling stockholders with respect to the November 5, 2015 private placement exempt from securities registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D. On or about November 20, 2015, we filed a registration statement on Form S-1 to register the Registrable Securities, and as a result of comments received from the SEC, we withdrew this original S-1 on January 21, 2016. Subsequent to the withdrawal of the original S-1, we sought to make certain amendments to the terms of the securities purchase agreement and registration rights agreement, entered into in connection with the sale of the senior secured convertible notes, as well as to the notes. The amendments are embodied in the amendment agreements with each of the buyers.

Changes to the securities purchase agreement are as follows:

•	The term “principal market” was changed from the Nasdaq Capital Market to the OTCQB. This change was also made in the notes and accompanying warrants for conformity.

•	Section 4(d) was amended to add the following at the end of the Section. “Until the later of June 2, 2016 and the date on which the Buyers are eligible to resell all shares of Company Common Stock underlying the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Notes and Warrants (assuming cashless exercise of the Warrants) without restriction under Rule 144 (assuming such Buyers are not then affiliates of we), we may not make any payments to Affiliates of we other than (i) up to $11,800 to repay, in full, that certain bridge note issued by we to Walker Wainwright; (ii) director and Board committee fees in the ordinary course of business, consistent with past practices, to its non-management directors accruing on or after January 1, 2016 in an amount not to exceed $25,000, in the aggregate, per calendar quarter, (iii) current compensation arrangements (but not accrued and unpaid obligations for compensation to current and former officers of we) to its executive officers upon terms and conditions publicly existing as of December 31, 2015 and/or disclosed on a Current Report on Form 8-K on January 27, 2016; (iv) stock options and/or restricted stock as per normal Board of Directors policy; and (v) customary, reasonable and usual travel and lodging expenses for Company business.”

•	We no longer have the obligation to obtain shareholder approval for the issuance of securities with respect to the private placement as we are moving our listing to the OTCQB which does not require shareholder approval for issuance of securities in this transaction. Accordingly, the “exchange cap” at 19.9% of issued and outstanding shares was also omitted.

Changes to the notes are as follows:

•	The definition of an event upon which funds can be released from any of the controlled accounts was amended to read as follows: “Controlled Account Release Event” means, as applicable, (i) with respect to any Restricted Principal designated to be converted in a Conversion Notice, our receipt of both (A) such Conversion Notice hereunder executed by the Holder in which all, or any part, of the Principal to be converted includes any Restricted Principal and (B) written confirmation by the Holder that the shares of Common Stock issued pursuant to such Conversion Notice have been properly delivered in accordance with Section 3(c) (in each case, as adjusted, if applicable, to reflect the withdrawal of any Conversion Notice, in whole or in part, by the Holder, whether pursuant to Section 3(c)(ii) or otherwise), (ii) our receipt of a notice by the Holder electing to effect a release of any Restricted Principal to we, (iii) on the date of execution of the certain Amendment Agreements, dated January 28, 2016, by and among we and certain holders of the Notes, which act as an amendment to the Notes, $1,800,000, and (iv) on May 2, 2016, and the first Trading Day of each of the subsequent seven calendar months thereafter, the lesser of (x) the amount of Restricted Principal then outstanding hereunder and (y) the Holder Pro Rata Amount of $668,750; provided, in the case of clause (iv) above, as of such date of determination, no Equity Conditions Failure then exists. The Buyer hereby waives all Equity Condition Failures existing on or before the date of this Agreement.”

•	Each existing note is being split into two notes, one of which is in the principal amount of the buyer’s pro rata portion of the initial $3,650,000 principal amount of funds released from the controlled accounts, and the second of which represents the remaining principal amount of the original note issued to that buyer.

Changes to the registration rights agreement are as follows:

•	The filing deadline for the initial registration statement (registering shares to be issued upon conversion of the $3,650,000 principal amount of the notes and interest thereon representing the total amount of funds released from the controlled accounts to date) was changed to January 29, 2016, and the effectiveness deadline for the initial registration statement was changed to February 16, 2016.

•	The number of registrable securities was reduced to 10,735,296 shares of our common stock which may be issued upon conversion of up to $3.65 million principal amount of the notes and 966,178 shares of our common stock which may be issued upon conversion of interest due and owing on the released $3.65 million principal amount.

•	The initial notice date for installment payments by us is now the earlier of the effectiveness date of the registration statement being filed on January 29, 2016, and May 2, 2016.

Warrants

The warrants entitle the holders of the warrants to purchase, in aggregate, 11,418,936 (10,975,608 shares from the November 5, 2015 closing and 443,328 shares from the “rollover” of Bridge Notes described at the beginning of this section) shares of our common stock. The warrants will expire November 5, 2017. The Warrants are initially exercisable at an exercise price equal to the lower of $1.29 and 85% of the market price at the time of exercise, subject to certain adjustments. The warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the warrants, the warrants may be exercised on a cashless basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Registration Rights Agreement

We entered into a Registration Rights Agreement with the Holders as of the date of Closing. Under this Agreement, we have agreed to register 200% of the shares issuable under the notes and 125% of the shares issuable under the warrants, with filing to occur no later than 15 days of the Closing and with effectiveness to occur no later than 75 days of the Closing. If we are unable to meet either of these deadlines, we may be required to pay certain cash damages under the registration rights agreement or, with the passage of additional time, an event of default under the notes may occur.

As a result of the January 28, 2016 amendment, the Company is only required to register shares of stock upon conversion of $3.65 million principal amount of the notes, and interest thereon with a 200% reserve for registration.

Senior Convertible Notes, Bridge Notes and 2015 Private Placement Debt Rollforward:

The balance at December 31, 2015 and 2014 related to the Senior Convertible Notes was comprised of:
Balance- December 31, 2014	$-
Senior convertible bridge notes, issued August 7, 2015	600,000
Debt discount on senior convertible bridge notes	(421,081)
Amortization of senior convertible bridge notes	421,081
Repayment of senior convertible bridge notes	(235,294)
Conversion of senior convertible bridge notes into senior convertible notes, November 4, 2015	(363,530)
Senior convertible notes, issued November 4, 2015	9,363,530
Debt discount on senior convertible notes	(2,840,065)
Amortization of senior convertible notes payable	561,177
Balance- December 31, 2015	$7,085,818

Note 5 – Other Income

For the year ended December 31, 2015, the Company recognized $401,737 in other income. The Company also sold various zero value equipment, as well as use of the “Turbo Start” trademark for $420,000. For this transaction, the Company received $255,000 and a note receivable of $165,000. Net gain on this sale which included $32,000 in inventory and related commissions was $367,687. The Company then sold additional zero value equipment with a gain of $34,050.

This note receivable is being paid to the Company over an eight-month period commencing January 15, 2016 and for seven subsequent months thereafter at the rate of $15,000 per month.

In addition, the Company recognized a gain on deposit for the nonrefundable $250,000 earnest money deposit made by LCB International, Inc. to the Company as a result of the June 15, 2015 letter of intent between the parties.

Note 6 — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2015 the Company’s working capital was $0.3 million. The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the second quarter of 2016, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the second quarter of 2016. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. Furthermore, the Company has no current customers for its products, and if it does not meet conditions to pay back principal and interest due on its 2015 Senior Notes in stock, it would be obligated to make repayment in cash, and it does not have the ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Note 7 — Stockholders' Equity

Authorized Capitalization: The Company’s authorized capitalization includes 100 million shares of common stock and 12.5 million shares of preferred stock.

Common Stock:   At December 31, 2015, 3,967,982 shares of common stock were issued and outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Preferred Stock:  The Company’s certificate of incorporation authorizes the issuance of 12.5 million shares of blank check preferred stock. The Company’s board of directors has the power to establish the designation, rights and preferences of any preferred stock. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. At December 31, 2015 and 2014, no shares of Series-A Convertible Preferred stock were issued and outstanding.

Warrants:   The following table provides summary information on warrants outstanding as of December 31, 2015 and 2014, with summary information on the various warrants issued by the Company in private placement transactions, warrants exercised to date, warrants that are presently exercisable and the current exercise prices of such warrants.

	2015			2014
	Shares	Weighted Average Exercise price	Wtd Avg Life	Shares	Weighted Average Exercise Price	Wtd Avg Life
Warrants outstanding January 1	2,223,284	$114.15	5	11,901	$531.65	5
Granted during year	12,480,797	1.35	5	2,221,284	114,10	4.6
Exercised	(2,121,729)	-		(9,875)	528.50
Lapsed	-	-		(26)	1,964.55
Outstanding at December 31	12,582,352	$1.85		2,223,284	$120.75
Weighted average years remaining	1.97			5.0

As of December 31, 2015 there are 34,521 warrants classified as derivative liabilities relating to the public offering of common stock that occurred on October 29, 2014. As of December 31, 2014 there were 2,156,250 warrants classified as derivative liabilities. Each reporting period the warrants are re-valued and adjusted through the captions “change in value of Series B warrants, loss “and” senior warrants loss(gain)” on the consolidated statements of operations and comprehensive loss. In addition, as of December 31, 2015, there were 11,967,716 warrants (of which 548,780 were issued to the placement agent) classified as derivative liabilities relating to the warrants issued in conjunction with the $9,000,000 principal amount of 2015 senior convertible notes. There were no cash proceeds from exercise of the Series B warrants as these were exercised using a cashless exercise provision contained therein.

Note 8 – Equity Compensation

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

There are no incentive stock options outstanding at December 31, 2015 or 2014.

Independent Directors' Stock Option Plan Approved by Stockholders: The Company’s stockholders have adopted an outside directors' stock option plan for the benefit of its non-employee directors in order to encourage their continued service as directors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 20,000 shares of common stock at December 31, 2013. On March 18, 2014 the Board of Directors amended the Axion Power International, Inc. independent director’s stock option plan to increase the number of shares of common stock available thereunder from 20,000 shares to 60,000 shares. As of December 31, 2015 the plan remains at 60,000 shares of common stock available.

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

The following table provides consolidated summary information on the Company’s non-qualified stock option activity for the years ended December 31, 2015 and 2014.

		2015
		Weighted Average
All Plan and Non-Plan Compensatory Options	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,872	$1,381.80	$505.40	5.7	$-
Granted	12,766	35.00	15.00	5.4	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(1,519)	1,210,40	554.78	-	-
Options outstanding at December 31, 2015	15,119	$261.13	87.08	4.9	$-
Options exercisable at December 31, 2015	9,909	$379.66	121.35	4.4	$-

		2014
		Weighted Average
All Plan and Non-Plan Compensatory Options	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	2,967	$2,135.00	$805.00	3.7	$-
Granted	1,543	288.40	153.65	5.5	-
Exercised	-	-	-	-	-
Forfeited or lapsed	(638)	2,194.50	697.90	-	-
Options outstanding at December 31, 2014	3,872	$1,381.80	$505.40	5.7	$-
Options exercisable at December 31, 2014	2,657	$1882.65	$665.70	2.8	$-

The following table summarizes the status of the Company’s non-vested options:

All non-vested stock options as of December 31, 2015	Shares	Fair Value
Options subject to future vesting at December 31, 2014	1,215	$13.50
Options granted	12,766	15.00
Options forfeited or lapsed	(1,519)	195.35
Options vested	(7,252)	13.31
Options subject to future vesting at December 31, 2015	5,210	$21.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On January 1, 2015 the Company issued 5,194 options to two directors upon being elected to the Board. These options will vest equally over a three-year period. The options were valued using the Black-Scholes method of valuation using: (i) risk free interest rate of 1.1%, (ii) volatility of 63%, (iii) dividend rate of zero, (iv) exercise price of $35.00 and (v) expected 5-year life. The value of these options was $111,888 and will be expensed over their three-year term.

On January 20, 2015, the Company granted a total of 7,572 options to six key employees. The options were valued using the Black-Scholes method of valuation using: (i) risk free interest rate of 0.85%, (ii) volatility of 67.1%, (iii) dividend yield of zero, (iv) exercise price of $35.00 and (v) expected 5-year life. These options vested at the date of grant. The Company recognized expense of $79,537 during 2015 related to these options.

As of December 31, 2015, there was $95,657 of unrecognized compensation related to non-vested options compared to $217,136 at December 31, 2014. The Company expects to recognize the cost over a weighted average period of 1.7 years.

The Company has recognized $258,009 in non-cash compensation expense for the year ended December 31, 2015 compared to $156,298 at December 31, 2014.  Of that expense, $140,400 was for options granted as compared to $107,992 in the prior year, $68,109 was for non-cash outside directors fees as compared to $48,306 in the prior year, and $49,500 was for non-cash consulting fees for which there were none in 2014. All shares issued are calculated based on a 20 day average closing price at the end of each quarter that the non-cash compensation was earned. During the year ended December 31, 2015, stock was granted for non-cash compensation as follows: 231 shares were issued in lieu of $9,180 at a share price of $1.1265 (these shares settled an accrual from year ended December 31, 2014); 8,885 shares were issued in lieu of $29,109 calculated at a share price of $3.276; 12,559 shares were issued in lieu of $42,000 calculated at a share price of $3.4495; and 20,697 shares were issued in lieu of $46,500 calculated at a share price of $2.2467. At year end December 31, 2015, accrued non-cash compensation expense of $39,375 was recorded for which approximately 41,429 shares calculated at a price of $0.954575 will be issued in 2016.

Note 9 — Earnings/Loss Per Share

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

If the Company had generated earnings during the year ended December 31, 2015, the Company would have added 26,015,479 of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding, excluding unexercised Series B warrants. The Company had unexercised Series B warrants of 34,521 outstanding at December 31, 2015. The remaining unexercised outstanding 34,521 Series B warrants would have added 38,837 common shares as permitted by the amendment to the original warrant agreement. If the Company had generated earnings for the year ended December 31, 2014, 4,642,654 of common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Note 10 — Income Taxes Expense (Benefit)

A summary of the components giving rise to the income tax expense (benefit) for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Current income tax expense:
Federal	$-	$-
State	-	-
Foreign	-	-
	$-	$-
Deferred income tax expense (benefit):
Federal	$(2,873,158)	$(4,053,430)
State	(385,114)	(786,841)
Foreign	254,464	150,438
Total deferred tax	(3,003,808)	(4,689,833)
Less increase in valuation allowance	3,003,808	4,689,833
Net deferred tax	$-	$-
Total income tax expense (benefit)	$-	$-

Individual components giving rise to the deferred tax asset are as follows:	2015	2014
Future tax benefit arising from net operating loss carry forwards	$31,209,000	$29,235,000
Future tax benefit arising from available tax credits	1,201,000	1,373,000
Future tax benefit arising from options/warrants issued for services	1,433,000	1,356,000
Other	1,347,000	222,000
Total future tax benefit	35,190,000	32,186,000
Less valuation allowance	(35,190,000)	(32,186,000)
Net deferred tax	$-	$-

The components of pretax loss are as follows:	2015	2014
United States	$(7,389,744)	$(18,738,250)
Foreign	-	-
	$(7,389,744)	$(18,738,250)

The Company has net operating loss carry forwards of $74,000,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2034. The Canadian loss carry forwards expire at various dates between 2015 and 2033. The Company also has generated Canadian tax credits related to research and development activities.  The credit, amounting to $734,000 U.S. Dollars, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2027. The Company has adopted FASB ASC 740, which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset, due to equity transactions that have occurred, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
State taxes, net	(5.2)%	(4.2)%
Foreign currency fluctuation	3.4%	0.8%
Revaluation of derivatives	3.1%	(10.0)%
Debt discount amortization	4.5%	2.45%
Change in valuation allowance	28.2%	25.27%
Effective income tax rate	0.0%	0.00%

The Company adopted the provisions of FASB ASC 740-10 “Income Taxes” on January 1, 2008.  As the result of the assessment, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2015, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2011 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 — Related Party Transactions

At December 31, 2015, the Company’s accounts payable balance included $118,126 of related party transactions. Of those transactions, $91,224 was for consulting fees associated with the previous CEO and the interim CEO, $17,290 for director related meeting fees, $7,500 in commission on the sale of equipment and $2,112 in employee related travel expense reimbursement. For the year ended December 31, 2014, the only related party transactions included in accounts payable was $780 for employee travel expense reimbursement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note 12 — Commitments and Contingencies, Concentrations and Significant Contracts

Facilities: On March 28, 2010, we renewed our commercial lease for existing space at our manufacturing plant, located at 3601 Clover Lane, in New Castle, Pennsylvania. The salient terms of the lease are as follows:

•	The renewal term commenced on March 31, 2013 with a term of five years.

•	The lease may be extended for one additional five-year term with future rent to be negotiated at a commercially reasonable rate.

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

•	The rental amount for the initial term is $16,700 per month, which is fixed through March 2015. In addition to the monthly rental, we are obligated to pay all required maintenance costs, taxes and special assessments, maintain public liability insurance, and maintain fire and casualty insurance for an amount equal to 100% of the replacement value of the leased premises.

•	On May 26, 2011 we executed an addendum to the existing lease agreement which resulted in the lease of an additional 2,160 square feet of additional space for $500 per month. There were no other changes to the existing lease.

•	With the execution of the addendum we now lease 72,598 square feet for a monthly rent of $17,200 on a “triple net” basis.

•	On March 10, 2013, we exercised our option for a five-year renewal on our existing lease space. The lease may be extended for one additional five-year term with future rent to be negotiated at a commercially reasonable rate.

•	The battery manufacturing facility includes 70,438 square feet of floor space, including 7,859 square feet of office, locker, lab and lunch area, 46,931 square feet of manufacturing space, 1,488 square feet of dedicated lab space, 9,200 square feet of storage buildings and 5,000 square feet of basement area.

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

On December 28, 2015, we entered into a lease agreement for four months beginning January 1, 2016. The rental amount of this agreement is $15,000 per month. Following the four-month period, we have g the option to remain on a month by month basis at the same rental amount.

Upon 30 days’ notice from either party, this agreement can be terminated.

Rent expense for both facilities was $437,964 for 2015 and 2014.

On January 28, 2015 we announced a strategic marketing, sales and reselling agreement with privately owned Portland OR-based Pacific Energy Ventures LLC, a technology and project development firm specializing in the renewable energy and energy storage sectors, which was terminated in March 2016 and effective 120 days thereafter. A total of $60,000 was paid to Pacific Energy Ventures during the term of the agreement. with all payments being made in 2015, which will be credited against any 10% commissions due and payable under the agreement. Any fees due on any contracts which are brought forward as of this date are payable as set forth in the agreement.

The Company entered into a twelve month agreement with an individual commencing April 19, 2014 and ending April 18, 2015.  The agreement was then extended thru September 2, 2015. The individual was paid a minimum of $8,000 per month for a total of $ 90,600 in 2015 and $101,400 in 2014.

On October 6, 2015, the Company entered into an agreement with Phoenix Capital Resources to provide services in identifying opportunities to partner with or to obtain investors to assist in the development of renewable energy or energy storage projects. The fees for the services were a $30,000 non-refundable fee followed by an additional $30,000 made in a series of installments. At the time of consummation of any such transaction, the Company was obligated to pay Phoenix a fee equal to the greater of a) $200,000 (“Minimum Fee”), or b) four percent (4.0%) of a Transaction Value up to $5,000,000, plus; five percent (5.0%) of a Transaction Value between $5,000,000 and $7,500,000, plus six percent (6%) of a Transaction Value between $7,500,000 and $10,000,000, plus seven percent (7.0%) of a Transaction Value between $10,000,000 and $12,500,000, plus eight percent (8%) of a Transaction Value between $12,500,000 and $15,000,000, plus nine percent of a Transaction Value between $15,000,000 and $17,500,000, plus ten percent (10.0%) of a Transaction Value greater than $17,500,001 (the “Transaction Fee”). There have been no transaction fees earned as of the date of this filing. As of March 31, 2016, the Company terminated its agreement with Phoenix except with respect to the consummation of a contract with the U.S. Navy, for which it would get paid fees as described should a transaction be consummated. As of December 31, 2015, no further fees were owed.

On October 15, 2015, the Company filed an Interconnection Application with PJM Interconnection and submitted a fee of $15,000. Upon notification of acceptance, a feasibility study was submitted on February 28, 2016 and a payment in the amount of $10,000 was made on March 18, 2016. The Company intends to complete the impact study by September 30, 2016. The final study will be the facility study and the cost and completion date are still to be determined. The Company has been assigned a Queue number of AB1-114. Per PJM requirements, the project must be completed within seven years of entering the Queue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Concentration of Business Transacted with One Customer: We had three customers that accounted for 66% of sales in 2015 and one customer that accounted for 74.2% of sales in 2014.

Executive Employment Agreements: Effective as of April 1, 2013, the Company entered into an Executive Employment Agreement (“Agreement “) with Philip S. Baker as its Chief Operating Officer. Under the terms of the Agreement, which has a term of three years, Mr. Baker receives an annual salary of $199,800, which is subject to review annually, an annual stipend of $19,980, an annual bonus as determined by the Compensation Committee of the Board of Directors, and an annual car allowance of $6,000. On April 1, 2013, Mr. Baker was granted a five-year option to purchase 4,600 shares of our common stock with an exercise price of $75 per share, 520 options vested on April 1, 2010, and, beginning in June, 2010, 120 options vested monthly through the remaining 34 months of his contract.

Effective as of November 1, 2014, the Company entered into an Executive Employment Agreement (“Agreement “) with Charles R. Trego as its Chief Financial Officer. Under the terms of the Agreement, which has a term of two years, Mr. Trego received an annual salary of $225,000, an annual stipend of $22,500 on the first and second anniversaries of the date of the Executive Employment Agreement, respectively, if he is still employed by the Company in such capacity on the first anniversary date, and on the second anniversary date, if he has an agreement to continue as the Chief Financial Officer of the Company for at least six months subsequent to the second anniversary date, an annual car allowance of $7,500. Mr. Trego resigned as CFO on October 1, 2015, and thus his contract was terminated as of that date. The stipend was due on October 31, 2015 in the amount of $22,500, but was paid early as recognition for his years of service to the Company.

On March 31, 2015, Axion Power International, Inc. accepted the resignation of Vani Dantam, Vice President of Sales and Marketing.

Effective November 1, 2014, Charles Trego, Phillip Baker and two other executives entered into salary deferral agreements with the Company pursuant to which each agreed to defer portions of their salary for one year from the date of effectiveness of the salary deferral agreement. The deferred portions of the salaries were to be paid to each such employee by the earlier of December 31, 2015 and the occurrence of one of the following events: (i) consummation by the Company of any subsequent financing transactions with at least $6,000,000 in gross proceeds in the aggregate; (ii) a change in control of the Company or (iii) a sale of all or substantially all of the assets of the Company. At December 31, 2014 the total deferred salaries amounted to $51,988. In May 2015, $32,250 of the December 2014 deferred salaries was paid to the Estate of Mr. DiGiancinto. The remainder of the deferred amount has not yet been paid due to a covenant with our existing November 2015 investors to not repay such amounts until June 2016. At December 31, 2015, the total amount of the deferrals was $104,992.

We have no retirement plans or other similar arrangements for any directors, officers or employees, other than a non-contributory 401(k) plan.

Note 13 — Subsequent Events

On January 28, 2016, we entered into amendment agreements with each of the investors in the November 5, 2015 private placement, pursuant to which an additional $1.8 million was released from the controlled accounts, and the balance of $5.35 million will be released from the controlled accounts in eight equal monthly amounts of $668,750 each starting in May 2016 and continuing through December 2016.

On January 29, 2016, the remaining unexercised Series B warrants expired.

On February 2, 2016, we were issued U.S. Patent No. 9,251,969 “Process for the Manufacture of Carbo Sheet for an Electrode”, which is our 14th issued patent.

On February 12, 2016, our registration statement on Form S-1, with respect to the November 5, 2015 financing, was declared effective by the SEC, and as of April 8, 2016, we have issued 11,701,474 shares of our common stock to the investors as a result of the first pre installment payment under the convertible notes, with 9,942,180 shares issued with respect to conversion of $1,192,209 in principal, 1,079,484 shares with respect to $110,484 in interest, and 679,810 shares with respect to $82,348 in make whole interest.

On February 23, 2016, we issued an Irrevocable Standby Letter of Credit in the amount of $45,000 which represents a minimum purchase requirement to a vendor to produce a required amount of raw material necessary for the production of PbC electrodes.

As of March 1, 2016, we have completed our feasibility study with PJM Interconnection, and commenced our impact study, with results scheduled to be published on or about September 30, 2016.

In the first quarter of 2016, we engaged the services of a marketing firm to provide initial services on developing branding for us at a cost of $15,000. We intended to engage this marketing firm to provide further services on a broader scope with costs estimated at $115,000 during the ensuing three to six months. The principal of this firm is our Chief Executive Officer’s brother in law; however, neither our Chief Executive Officer nor his immediate family has any direct or indirect interest in the marketing firm.

Management and Director Changes

In January 2016, D. Walker Wainwright resigned as a Director. Effective February 1, 2016, our board appointed Robert A. Maruszewski as a Director to take the seat vacated by Mr. Wainwright. Mr. Maruszewski’s appointment will serve until the formal shareholder election for board members to be held at the Company’s 2018 Annual Meeting. Stanley A. Hirschman was appointed as a Director also effective as of February 1, 2016. He will serve until the formal shareholder election of directors at the 2016 Annual Meeting.

Effective as of February 1, 2016, Donald Farley has resigned from responsibilities as interim CEO but shall remain as our Chairman and our Director. Also, effective as of February 1, 2016, Richard H. Bogan was appointed as our chief executive officer.

OTCQB Listing

The Company voluntarily delisted from the Nasdaq Capital Market and relisted its common stock and Series A warrants on the OTCQB, under the same symbols “AXPW” and “AXPWW”, respectively, effective February 8, 2016.

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A   Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2015 (“Evaluation Date”), the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer and our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

During the year ended December 31, 2015, there were no significant changes in our internal control over financial reporting. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

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

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by Donald Farley, who was appointed as Chairman after the untimely demise of David DiGiacinto, our former CEO.  Our board of directors has been traditionally divided into three classes of directors that serve for staggered three-year terms. Four of our current board members have been elected to serve for terms that expired on the date of our 2015 Annual Meeting (and were reelected at the 2015 Annual Meeting); and one has been elected to serve for term that expires on the date of our 2016 Annual Meeting.  The board has three standing committees – audit, compensation and nominating.  The Audit Committee is comprised solely of independent directors, and each committee has a separate chair.  Our Audit Committee is responsible for overseeing risk management, and our full board receives periodic reports from management.

Our board leadership structure is used by other smaller public companies in the Unites States, and we believe that this leadership structure is effective for us.  While we have historically believed that having a combined Chairman/CEO and chairs for each of our board committees is the correct form of leadership for us, we have deviated from this belief as the transition from Don Farley to Richard Bogan occurs.  At the end of this transition, our goal is to have a single leader and oversight of company operations by experienced directors, three of whom are also committee chairs.  We believe that our directors provide effective oversight of the risk management function, especially through the work of the Audit Committee and dialogue between the full board and our management.

We do not currently consider diversity in identifying nominees for director.  Due to our small size, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

The following table identifies our current directors and specifies their respective ages and positions with us.

Name	Age	Position
Donald Farley	73	Chairman and Director
Richard Bogan	64	Director and CEO
Stanley A. Hirschman	69	Director
Michael Kishinevsky	49	Director
Robert A. Maruszewski	52	Director
Charles Trego	65	Director

Richard H. Bogan, 64, is a non independent director, who joined the Board as of January 2015. He is a non-compensated advisor and operating partner to Key Bridge Partners, a middle-market private equity firm. He joined Key Bridge in 2008, and streamlined operations to achieve a 25% EBITDA gain across the board. Prior to Key Bridge he acted as a consultant in M&A to privately held companies in RHB Partners. In 2002-2003 he was Executive VP and CFO of RJ Reynolds Tobacco Holdings, where he directed a $150 million reorganization and 8% US workforce reduction to right-size the company, and directed 1,000 staff members. Before RJ Reynolds he was President of North American Logistics, a $700 million privately held company in transportation and warehousing, and earlier was President and CFO of Unisource Worldwide, a $7 billion NYSE-listed company, also in wholesale distribution. He was with Philip Morris Companies for more than a decade, rising to Senior VP and CFO of the Miller Brewing Company subsidiary. He earned his baccalaureate in accounting at the University of Washington and is a Certified Public Accountant, a Certified Internal Auditor, and holds a Certificate in Management Accounting. The Virginia resident serves as a volunteer business advisor to the Executive Director of the Easton, Maryland, Economic Development Corporation. Mr. Bogan’s expertise in public and private companies makes him well-suited to sit on the Axion Board.

Donald Farley, 73, was appointed to our Board effective as of January 2015 and was appointed as Chairman in that same month. As president of Farley& Associates, Inc., a position which he has held since 2009, Mr. Farley provides strategic planning, business development direction and executive mentoring services for private businesses and emerging new businesses. From 1998 to 2009, Mr. Farley was CEO of Spencer Trask Specialty Group where he organized and monitored a portfolio of emerging startup companies in healthcare, nutrition and specialty chemicals. From 1965 to 1988, Mr. Farley enjoyed a diverse career at Pfizer, Inc. He began his career in manufacturing with the Pfizer Chemical Division and progressed through several managerial positions to eventual leadership as president of the Pfizer Specialty Chemicals Group. Mr. Farley led the redirection and transformation of this global business from specialty chemicals into specialty food ingredients and related technical services, resulting in its transition to a new identity as the Pfizer Food Science Group. Subsequent to the divestiture of Food Science in 1995, Mr. Farley served as President of the Pfizer Consumer Health Care Group, a global over-the-counter drug business. Mr. Farley graduated from the University of Rhode Island in 1965, majoring in chemical engineering and later earned an MBA in finance at the University of Hartford. Mr. Farley’s executive and banking expertise are components which make him well-suited to sit on Axion’s Board.

Michael Kishinevsky, 49, is an independent director who has served on our board since June 2005. Mr. Kishinevsky is a Canadian lawyer who had been principally engaged in the practice of corporate and commercial law from February 1995 until August 2005. For five years Mr. Kishinevsky served as general legal counsel for C&T. Mr. Kishinevsky currently serves as a director of Sunrock Consulting Ltd., a company he co-founded in October 1995, which specializes in the import and distribution of carbon black and synthetic rubber. He is also the president and director of SunBoss Chemicals Corp., a corporation specializing in chemical additives for the custom rubber mixing industry. Mr. Kishinevsky is a 1989 graduate of the University of Calgary (B.Sc. in Cellular, Molecular and Microbial Biology and B.Sc. in Psychology) and a 1993 graduate of the University of Ottawa Law School. Mr. Kishinevsky was called to the bar in the Ontario courts in 1995 and is a member of the Law Society of Upper Canada. The Company has determined that Mr. Kishinevsky should serve as a director due to his legal background as well as his import and distribution experience which provides expertise on the Board with regard to product distribution.

Charles R. Trego, 65, joined the Company as Chief Financial Officer on April 1, 2010 and resigned on August 2, 2013. He was elected as a director on September 26, 2013. He was reappointed as Chief Financial Officer on November 1, 2014, after having served in that position as a consultant since July 2014, and resigned on October 2, 2015, although he remains a director. He most recently served as Executive Vice President and Chief Financial Officer of Minrad International, an Amex-listed pharmaceutical and medical device company in Orchard Park, NY. Minrad was acquired by India's Piramal Healthcare in early 2009, and Trego was an integral part of the acquisition strategy and managed the bridge financing through the transition. He served as a consultant providing financial management services to several companies from April 2009 to February 2010. Prior to that, from 2005 to 2008, he was Senior Vice President and Chief Financial Officer of Elmira NY-based Hardinge Inc, a Nasdaq-listed global machine tool company ($327 million in annual revenue), and from 2003 to 2005 he was Chief Financial Officer and Treasurer of Latham NY-based Latham International ($180 million in annual revenue), a privately held manufacturer and marketer of swimming pool components, His career began with a position as Senior Auditor with Ernst & Whinney in Dayton, and continued with financial officer positions with increasing responsibility with Ponderosa Inc., Bojangles of America, Rich Sea Pak, Rymer Foods and Rich Products Corporation. During his 14-year tenure as Chief Financial Officer at Rich Products, revenue increased from $650 million to more than $1.8 billion. He has over 30 years of experience as a financial officer of global middle businesses across several industries and includes private (family), public and private equity ownership structures. He has served as the chief financial officer of startup, turnaround, restructuring and growth businesses with revenue ranging from $25 million to $2 billion. Trego graduated from the University of Dayton in 1972 (BS in Accounting) and in 1978 (MBA). He achieved his CPA designation in 1973 from the State of Ohio. The Company has determined that Mr. Trego should serve as a director due to his long term finance and accounting experience

New directors

Effective February 1, 2016, our board appointed Robert A. Maruszewski as a director to take the seat vacated by Mr. Wainwright. Mr. Maruszewski’s appointment will serve until the formal shareholder election for board members to be held at the Company’s 2018 Annual Meeting. Stanley A. Hirschman was appointed a Director also effective as of February 1, 2016. He will serve until the formal shareholder election of directors at the 2016 Annual Meeting.

Robert A. Maruszewski, 52, is the cofounder and Managing Partner of Key Bridge Partners, a middle-market private equity firm (of which Richard Bogan serves as an uncompensated operating partner and advisor), a position which he has held since 2005. He has over 30 years of operating experience in general management, marketing, and strategy, with 8 years of his career in Europe. Mr. Maruszewski is currently President of Duvinage LLC, a custom metal stair manufacturer in the Key Bridge portfolio. He also provides corporate oversight to U.S. Para Plate, LLC, a specialty valve manufacturer. From 1990 to 2004, Mr. Maruszewski held various management positions at Emerson Electric Co. (NYSE: EMR) in four divisions ranging from $30M to $300M with responsibilities across five continents. Mr. Maruszewski holds a BS from the University of Dayton and an MBA with honors from Georgetown University.

The Company has determined that Mr. Maruszewski should serve as a director due to his background in manufacturing and operations and as a management level employee of other public and private companies.

Stanley A. Hirschman, 69, has served as President and Director of Optex Systems Holdings, Inc., an optical sighting manufacturer, since March 2009 and its predecessor company, Optex Systems, Inc. from September 2008. In November 2015, Mr. Hirschman retired from the Optex Systems Holdings board of directors.  Charles Trego, the former Chief Financial Officer of the Company and a director, is also a director of Optex Systems Holdings, Inc. From 1997 to 2009, Mr. Hirschman was president of CPointe Associates, Inc., a specialty-consulting group, and provided consulting and governance services primarily to smaller public companies.  Mr. Hirschman served on our board from June 2006 to September 2010 and was our audit committee chair during that time.  We have determined that Mr. Hirschman should serve as a director due to his background in Audit Committee matters, corporate governance and operations and as a management level employee of other public and private companies.

Executive officers

The following table identifies our current non-director executive officer and specifies his respective age and position with us.

Name	Age	Position
Philip S. Baker	67	Chief Operating Officer

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

Presiding Director

Our Chairman, Donald Farley, acts as the presiding director at meetings of our board of directors. In the event that Mr. Farley is unavailable to serve at a particular meeting, responsibility for the presiding director function will rotate among the chairmen of each of the committees of our board of directors.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors has implemented many “best practices” in the area of corporate governance, including separate committees for the areas of audit and compensation, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management and directors, among other things. In 2014, all incumbent directors attended 75% of our meetings of the board of directors.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which has been distributed to all directors, officers, and employees and is given to new employees at the time of hire. The Code of Business Conduct and Ethics contains a number of provisions that apply principally to our Chief Executive Officer, Chief Financial Officer and other key accounting and management personnel. A copy of our Code of Business Conduct and Ethics can be found under the “Investor Information” section of our website at www.axionpower.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions, applicable to our directors and executive officers, at the same location on our web site identified above. The inclusion of our web site address in this proxy statement does not include or incorporate by reference the information on our web site into this proxy statement.

Communications with the Board of Directors

Stockholders and other parties who are interested in communicating with members of our board of directors, either individually or as a group, may do so by writing to Donald Farley, c/o Axion Power International, Inc., 3601 Clover Lane, New Castle, Pennsylvania 16105. Mr. Farley will review all correspondence and forward to the appropriate members of the board of directors copies of all correspondence that, in the opinion of Mr. Farley, deals with the functions of the board of directors or its committees or that he otherwise determines requires their attention. Concerns relating to accounting, internal controls or auditing matters should be immediately brought to the attention of our audit committee and will be handled in accordance with procedures established by that committee.

Director Independence

Our board of directors has determined that three of our current directors meet the independence requirements of the Nasdaq Capital Market. In the judgment of the board of directors, Mr. Farley, Mr. Bogan and Mr. Trego do not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between us and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between us and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Board Committees

The board of directors currently has two standing committees: the audit committee and the compensation committee. Our nominating committee was disbanded on February 9, 2016. These committees are responsible to the full board.

Audit Committee – Our board of directors has created an audit committee that presently consists of Mr. Hirschman, Mr. Kishinevsky and Mr. Maruszewski. Mr. Hirschman serves as the current chairman of our audit committee. Each of the members has a basic understanding of finance and accounting, and is able to read and understand fundamental financial statements. The board of directors has determined that each of the members of the audit committee would meet the independence requirements applicable to Nasdaq Capital Market companies. Our board of directors has also determined that Mr. Hirschman, due to his professional experience, meets the definition of an “Audit Committee Financial Expert” as defined in Item 407(d)(5)(ii) under Regulation S-K, promulgated under the Securities Exchange Act of 1934. The audit committee has the sole authority to appoint, review and discharge our independent registered public accounting firm. The audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and our system of internal controls, reports the results of their review to the full board of directors and to management, and recommends to the full board of directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K.

The audit committee met 5 times during the year-ended December 31, 2015. The audit committee charter can be found on our website under About Axion; Corporate Governance / Committees, at www.axionpower.com.

Compensation Committee – Our board of directors has created a compensation committee that presently consists of Messrs. Kishinevsky, Maruszewski and Trego. Mr. Maruszewski serves as chairman of the compensation committee. The compensation committee makes recommendations concerning compensation of the executive management team and non-employee directors and administers our stock-based incentive compensation plans. The chairman establishes meeting agendas after consultation with other committee. Subject to supervision by the full board of directors, the compensation committee administers our stock option plans. Our Chief Executive Officer and other members of management regularly discuss our compensation issues with compensation committee members. Subject to compensation committee review, modification and approval, our CEO typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The compensation committee in conjunction with other non-employee directors establishes all bonus and equity incentive awards for executive members of the management team.   Our board of directors has determined that all members of the compensation committee except for Mr. Trego meet the independence requirements applicable to Nasdaq Capital Market companies.

The compensation committee met once during the year ended December 31, 2014. The compensation committee charter can be found on our website under “About Axion; Corporate Governance; Committees,” at www.axionpower.com.

Former Nominating Committee - Our board of directors created a nominating committee that consisted of Messrs. Bogan, Wainwright and Kishinevsky. Mr. Kishinevsky served as chairman of the nomination committee. The nominating committee sought out candidates for director positions on the board of directors and presented those candidates to the entire board for approval. With respect to director nominees, our nominating committee considered nominees recommended by stockholders that were submitted in accordance with our By-Laws. We did not have any specific minimum qualifications that our board believed must be met by a board recommended nominee for a position on our board of directors or any specific qualities or skills that our board believed were necessary for one or more of our directors to possess. We developed a formal process for identifying and evaluating nominees for director, including nominees recommended by security holders. The nominating committee would consider use of an executive search firm for assistance in discovering potential board candidates. All members met the independence requirements of the Nasdaq Capital Market.

The nominating committee met once during the year ended December 31, 2014.  The nominating committee charter can be found on our website under “About Axion; Corporate Governance; Committees.”

Board nominations

Stockholders wishing to bring a nomination for a director candidate before a stockholders meeting must give written notice to our Corporate Secretary, either by personal delivery or by United States mail, postage prepaid. The stockholder’s notice must be received by the Corporate Secretary not later than (a) with respect to an Annual Meeting of Stockholders, 120 days before the date on which next year’s proxy statement will be mailed, which we anticipate will be on or about May 1, 2016, and (b) with respect to a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of the meeting is first given to stockholders. The stockholder’s notice must set forth all information relating to each person whom the stockholder proposes to nominate that is required to be disclosed under applicable rules and regulations of the SEC, including the written consent of the person proposed to be nominated to being named in the proxy statement as a nominee and to serving as a director if elected. The stockholder’s notice must also set forth as to the stockholder making the nomination (i) the name and address of the stockholder, (ii) the number of shares held by the stockholder, (iii) a representation that the stockholder is a holder of record of our stock, entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person named in the notice, and (iv) a description of all arrangements or understandings between the stockholder and each nominee.

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

Director Attendance at Annual Meetings of Stockholders

We encourage our directors to attend Annual Meetings, although such attendance is not required. Five directors attended the 2015 Annual Meeting.

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

Item 11 Executive Compensation

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to the year ended December 31, 2015.  The Named Executive Officers are as shown. We did not have any non-equity incentive plans, pension plans or deferred compensation plans during the year ended December 31, 2015.

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)(1)	($)(2)	($)(3)	($)(3)	($)(4)	($)
Thomas Granville CEO and Director (5)	2014	231,500	38,000	-	-	3,077	272,577

Charles R. Trego (6)	2015	180,558	22,500		13,503	19,327	235,888
CFO	2014	25,961		-	-	1,039	27,000

Philip S. Baker	2015	207,985	19,980		13,503	5,500	246,968
COO	2014	199,800	19,800	-	-	7,536	227,136

Vani Dantam	2015	66,635	22,500		10,105	8,653	107,893
VP Sales and Marketing (9)	2014	225,000	22,500	-	-	3,837	251,337

David DiGiacinto	2015	68,750	53,672			7,346	129,768
CEO (7)	2014	150,000	-	-	199,584	10,404	360,988

Donald Farley
Chairman and Director (8)	2015	120,861	-		60,000	-	180,861

1.	Salaries are presented as the contractual amount paid during 2015 and 2014.

2.	Discretionary bonuses are not made pursuant to any specific bonus plan. The bonuses cited were awarded and paid in the indicated years.

3.	Stock and option awards were granted pursuant to the individual employment contracts. Options are valued using the Black-Scholes-Merton option pricing model.

4.	Other compensation includes company perquisites relating to pre and post-employment consulting contracts, severance payments, auto allowance, personal use of company cars, accrued vacation payments, moving expenses, and other earned compensation.

5.	Mr. Granville resigned as CEO effective as of July 1, 2014.

6.	Represents only salary from November 1, 2014 - December 31, 2014. Compensation as consultant is included in the Director’s Compensation section. Mr. Trego resigned as our CFO on October 2, 2015.

7.	Mr. DiGiacinto was deceased on January 22, 2015.

8.	During 2015, Mr. Farley had a consulting compensation arrangement with us pursuant to which he received cash compensation from us as stated. Commencing February 1, 2016, he receives cash compensation of $10,000 per month for so long as he acts as Chairman which is intended to be into the second quarter of 2016.

9.	Mr Dantam resigned in March 2015.

Employment Agreements

Effective as of April 1, 2013, we entered into an Executive Employment Agreement with Philip S. Baker as its Chief Operating Officer. Under the terms of the Agreement, which has a term of three years, Mr. Baker receives an annual salary of $199,800, which is subject to review annually, an annual stipend of $19,980, an annual bonus as determined by the Compensation Committee of the Board of Directors, and an annual car allowance of $6,000. On April 1, 2013, Mr. Baker was granted a five-year option to purchase 131 shares of our common stock with an exercise price of $2,625 per share, 15 options vested on April 1, 2010, and, beginning in June, 2010, 4 options vest monthly through the remaining 34 months of his contract.

Effective as of November 1, 2014, we entered into an Executive Employment Agreement with Charles R. Trego as its Chief Financial Officer. Under the terms of the Agreement, which has a term of two years, Mr. Trego receives an annual salary of $225,000, an annual stipend of $22,500 on the first and second anniversaries of the date of the Executive Employment Agreement, respectively, if he is still employed by us in such capacity on the first anniversary date, and on the second anniversary date, if he has an agreement to continue as the Chief Financial Officer for at least six months subsequent to the second anniversary date, an annual car allowance of $9,000. Mr. Trego resigned as our Chief Financial Officer as of October 2, 2015, although he remains a director, and Danielle Baker, our Controller, was appointed as our Chief Accounting Officer. At the time of resignation, Mr. Trego was paid his full stipend for 2015 as recognition for his long standing service to us.

Both Mr. Baker’s and Mr. Trego’s contracts are also subject to the following general terms. These agreements generally required each executive to devote substantially all of his business time to our affairs, establish standards of conduct, prohibit competition with our company during their term, affirm our rights respecting the ownership and disclosure of patents, trade secrets and other confidential information, provide for the acts and events that would give rise to termination of such agreements and provide express remedies for a breach of the agreement. Each of the executives is allowed to participate in our standard employee benefit programs, including medical/hospitalization insurance and group life insurance, as in effect from time to time. Each of the covered executives generally received an automobile allowance, reimbursement for all reasonable business expenses incurred by him on behalf of us in the performance of his duties, and a severance package that guarantees continued remuneration equal to the executive’s base salary for a total of 23 months so long as we elect to enforce the provisions of the Non-Competition Agreement, should the executive be unable to find employment or accepts employment at a reduced rate of pay due solely to the Non-Competition Agreement. There are no non-qualified deferred compensation plans.

Effective November 1, 2014, Charles Trego, Phillip Baker and two other former executives entered into salary deferral agreements with us pursuant to which each agreed to defer portions of their salary for one year from the date of effectiveness of the salary deferral agreement. The deferred portions of the salaries were to be paid to each such employee by the earlier of December 31, 2015 and the occurrence of one of the following events: (i) consummation by us of any subsequent financing transactions with at least $6,000,000 in gross proceeds in the aggregate; (ii) a change in control of our company or (iii) a sale of all or substantially all of the assets of us. At December 31, 2014, the total deferred salaries amounted to $51,988. In May 2015, $32,250 of the December 2014 deferred salaries was paid to the Estate of Mr. DiGiancinto. Mr. Trego resigned as Chief Financial Officer in October 2015, and his stipend in the amount of $22,500 was paid. The remainder of the deferred amount has not yet been paid due to a covenant with our existing November 2015 investors to not repay such amounts until June 2016. At December 31, 2015, the total for the deferrals was $104,992. Such amounts have still not been repaid due to a covenant with our existing November 2015 investors to not repay such amounts until June 2016.   Effective as of April 1, 2013, we entered into new three-year employment agreements with Phillip Baker and others who no longer work for us, which expire on March 31, 2016. The agreement is identical to the prior employment agreement in effect with each of the officers, except with respect to the new terms and as set forth below.

There is a new payment schedule, which calls for a stipend payment equal to 10% of base salary (which is the same as in the prior agreement and which remains unchanged during the term of said agreement), in cash within 45 days from the date of effectiveness of each agreement, and then the same stipend payment is due on the first, second and third anniversaries of the effective date of the Agreement so long as the executive is still employed by us on each said anniversary date.

The following table sets forth the stipend payment schedule:

Executive	Payment within 45 days of April 1, 2013	Payment on 1 year anniversary (1)	Payment on 2 year anniversary (1)	Payment on 3 year anniversary (1)
Philip Baker	$19,980	$19,980	$19,980	$19,980

(1)	Payable only if executive is still employed by us on the anniversary date.

Warrants

As of December 31, 2015, we had 12,582,352 outstanding warrants that represent potential future cash proceeds to our company of $23,298,247. The warrants are divided into five classes that are presently exercisable and expire at various times through November 2020. The following table summarizes the number of warrants in each class, the anticipated proceeds from the exercise of each class, and the expiration date of each class.

Warrant Series	Number of Warrants	Exercise Price	Anticipated Proceeds	Expiration Date
Subordinated note holder	1,099	$528.50	$580,808	May 7, 2018
Placement agent warrants	1,562	528.50	825,529	May 7, 2018-July 8, 2019
Series A warrants issued October 29, 2014	61,608	17.50	1,078,140	October 29, 2019
Investor	2,764	35.00	96,775	December 11, 2019
Series B Warrants issued October 29, 2014	34,521	113.75	3,926,764	January 29, 2016
Placement Agent Warrants	3,081	149.10	459,378	October 4, 2019
Placement Agent Warrants	548,780	1.29	707,926	November 4, 2017
Investors	510,000	1.75	892,500	August 7, 2020
Investors	11,418,937	1.29	14,730,427	November 4, 2017

Total	12,582,352		$23,298,247

The holders of warrants are not required to exercise their rights at any time prior to the expiration date and we are unable to predict the amount and timing of any future warrant exercises. We reserve the right to temporarily reduce the exercise prices of our warrants from time to time in order to encourage the early exercise of the warrants.

Option Plan Awards

As of December 31, 2015, we had 15,119 outstanding stock options that represent potential future cash proceeds to our company of $3,948,074. The outstanding options include 9,909 options that are currently vested and exercisable and 5,210 that will vest and become exercisable over the next three years. These options represent potential future cash proceeds to our company of $3,762,149 and $185,925, respectively.

	Vested			Unvested
	Shares	Ave. Price	Proceeds	Shares	Ave. Price	Proceeds
Employee & Officer plan options	8,983	$303.96	$2,730,385	16	$262.50	$4,125
Directors plan options	705	665.38	469,264	5,194	35.00	181,800
Non-plan options to consultants and employees	221	2,543.60	562,500	-	-	-
Total	9,909	$379.66	$3,762,149	5,210	$35.69	$185,925

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards at 2015 Fiscal Year-End

	Option Awards					Stock Awards
	Non-Plan		Equity Incentive Plan Awards					Equity Incentive Plan Awards
	Number of shares underlying unexercised options							# Shares
Name	# Exercisable	# Unexercisable	Unearned	Option Exercise Price	Option Expiration Date	Number Unearned Shares or units of stock	Market Value	Unearned shares, units, or other rights not vested	Market Value	Footnotes

Granville, Tom	162	-	-	$2,625.00	varies through 6/29/2018	-	-	-	-	Issued pursuant to June 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Charles Trego	393	-	-	$2,625.00	varies through 3/30/2018	-	-	-	-	Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date
Charles Trego	1,286			$35.00	12/19/2020					Issued as executive incentive. Options vested upon issuance and expire 5 years from date of issuance.

Philip Baker	93	-	-	$2,625.00	varies through 3/30/2018	-	-	-	-	Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date
Philip Baker	1,286	-	-	$35.00	12/19/2020	-	-	-	-	Issued as executive incentive. Options vested upon issuance and expire 5 years from date of issuance.

Post-Termination Compensation

We have not entered into change in control agreements with any of our named executive officers or other members of the executive management team, although our employment agreements with certain members of management do call for immediate vesting of options upon a 50% change in control. No awards of equity incentives under our 2004 Incentive Stock Plan or awards of options under our 2004 Outside Directors Stock Option Plan provide for immediate vesting upon a change in control other than a restricted stock grant of 720 shares issued to Robert Nelson. However, the compensation committee has the full and exclusive power to interpret the plans, including the power to accelerate the vesting of outstanding, unvested awards. A “change in control” is generally defined as (1) the acquisition by any person of 30% or more of the combined voting power of our outstanding securities or (2) the occurrence of a transaction requiring stockholder approval and involving the sale of all or substantially all of our assets or the merger of us with or into another corporation.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors for services rendered during the year ended December 31, 2015.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)(1)	($)	($)
Donald Farley (2)	-	-	-
Charles Trego	-	-	-
Richard H. Bogan	30,980	23,125	54,105
Michael Kishinevsky	16,150	21,250	37,400
D. Walker Wainwright	17,380	23,125	40,505

1.	Fees are presented based on the amount paid during 2015.

2.	Mr. Farley received no compensation during 2015 for his service as a Director, as he served as our chief executive officer for a portion of that time period. For a summary of the compensation received by him as chief executive officer during 2015, see Summary Compensation Table above.

Only non-management directors are compensated separately for service as members of our board of directors. Each of our non-management directors received the following components of compensation for the period January 1, 2015 through December 31, 2015:

•	A basic annual retainer of $25,000 for service as a director;

•	A supplemental retainer of $6,000 for service as chairman of any committee;

•	A supplemental annual retainer of $3,000 for service as a committee member;

•	A meeting fee of $1,500 per day for each board or committee meeting attended in person or $500 for each board or committee meeting attended by telephone;

•	Reimbursement for all reasonable travel, meals and lodging costs incurred on our behalf; and

•	Options to reelected directors.

For 2015 and 2014, we issued 5,194 and 343 options, respectively pursuant to our directors’ stock option plan. Of this total, no options were exercised during the year ended December 31, 2015, 114 options are currently vested and exercisable at a weighted average price of $262.50 per share, and 5,080 options are unvested and will be exercisable at a weighted average price of $35.00 per share.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On April 8, 2016, we had 100,000,000 shares of common stock authorized and 15,669,456 shares of common stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of January 29, 2016, for (i) each of our directors and executive officers and (ii) all of our directors and executive officers as a group. We do not have any persons who beneficially own more than 5% of our common stock. Normally, we would rely on the Section 16 filings for determining if there are any 5% owners. Our reporting is limited to the information we do have when we do not have the benefit of further information.

Beneficial ownership data in the table has been calculated based on the Securities and Exchange Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of January 29, 2016 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

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

	Common Stock	Warrants & Options (1)	Combined Ownership	Percentage

Baker, Philip	-	1,413	1,413	*
Bogan, Richard	10,170	433	10,603	*
Farley, Donald	16,298	433	16,731	*
Kishinevsky, Michael	7,701	100	7,801	*
Trego, Charles	400	1,718	2,118	*
Wainwright, Walker	8,381	150	8,536	*
Directors and officers as a group (6 persons)	42,950	4,227	47,177	1.19%

*Less than 1%

(1)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholders that are presentably exercisable or will become exercisable within 60 days.

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

Item 14 Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

The following table presents fees for professional audit services billed for services rendered by Mayer Hoffman McCann P.C. for the audit of the Company’s annual financial statements for the years ending December 31, 2015 and 2014.

	2015	2014
Audit Fees	$115,000	$70,000

Audit-Related Fees - registration statement consents	$13,000	$-

Tax Fees	$13,900	$13,500

All Other Fees	$-	$-

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

PART IV

Item 15 Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004.	(3)
3.6	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated June 14, 2010.	(25)
3.7	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated July 22, 2011.	(9)
4.1	Specimen Certificate for shares of Company’s $0.00001 par value common stock.
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)
4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)
4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)
4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006.	(19)
4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
4.12	Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.005 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)
4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.005 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)

4.14	Certificate of Amendment to the Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $.005 Per Share, of Axion Power International, Inc. dated February 24, 2010.
4.15	Form of Warrants	(40)
4.16	Form of Underwriters Warrant	(39)
4.17	Form of Senior Indenture	(43)
4.18	Form of Subordinated Indenture	(43)

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar Co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)
10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)
10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)

10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)
10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)
10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)
10.41	Intentionally omitted.
10.42	Form of Subscription Agreement	(31)
10.43	Placement Agency Agreement, dated January 31, 2012	(31)
10.44	Securities Purchase Agreement, dated November 4, 2015, between Axion Power International, Inc. and the Investors	(32)
10.45	Form of Note	(32)
10.46	Form of Warrant	(32)
10.47	Registration Rights Agreement, dated May 8, 2013, between Axion Power International, Inc. and the Investors	(32)
10.48	Subordinated Note Purchase Agreement, dated November 4, 2015, between Axion Power International, Inc. and the Subordinated Investors	(32)
10.49	Form of Subordinated Note	(32)
10.50	Form of Subordinated Note Warrant	(32)
10.51	Subordination Agreement, dated May 8, 2013, by and among Axion Power International, Inc., the Investors and the Subordinated Investors	(32)
10.52	Executive Employment Agreement of Thomas Granville, effective April 1, 2013	(33)
10.53	Executive Employment Agreement of Charles Trego, effective April 1, 2013	(33)
10.54	Executive Employment Agreement of Phillip Baker, effective April 1, 2013	(33)
10.55	Executive Employment Agreement of Vani Dantam, effective April 1, 2013	(33)
10.56	Executive Employment Agreement of Stephen Graham, effective October 21, 2013	(34)
10.57	Form of Senior Note Amendment	(35)
10.58	Executive Employment Agreement of David DiGiacinto, effective July 1, 2014	(36)
10.59	Executive Employment Agreement of Thomas Granville, effective July 1, 2014	(36)
10.60	Consulting Agreement of Charles Trego, effective July 1, 2014	(36)
10.61	Amended Note, dated as of June 30, 2014	(37)
10.62	Security Agreement, dated as of June 30, 2014	(37)
10.63	Form of Warrant Exchange Agreement, dated as of August 1, 2014	(38)
10.64	Executive Employment Agreement of Charles Trego effective November 1, 2014	(42)

10.65	Salary Deferral Agreements, effective October 1, 2014 and November 1, 2014, respectively	(42)
10.66	Form of Settlement and Release Agreement	(45)
10.67	Form of Amendment to Warrant Agreement	(46)
10.68	Form of Amended and Restated Warrant Agreement	(47)
10.69	Letter of Intent, dated June 13, 2015	(48)
10.70	Form of Securities Purchase Agreement dated August 6, 2015	(49)
10.71	Form of Note	(49)
10.72	Form of Warrant	(49)
10.73	Amendment to Securities Purchase Agreement	(50)
10.74	Securities Purchase Agreement dated November 4, 2015	(52)
10.75	Form of Note	(51)
10.76	Form of Warrant	(51)
10.77	Registration Rights Agreement, dated November 5, 2015	(53)
10.78	Form of Amendment Agreements, dated January 28, 2016	(52)
10.79	Form of Waiver (54)
14.1	Code of Business Conduct and Ethics	(6)

		(54)
		(54)
		(54)

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from our Current Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.
(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.
(24)	Incorporated by reference from our Form 10-K for the year ended December 31, 2009 filed on March 30, 2010
(25)	Intentionally omitted.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010.
(27)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(28)	Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(29)	Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.
(30)	Incorporated by reference from our Current Report on Form 8-K dated July 22, 2011.
(31)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2012.
(32)	Incorporated by reference from our Current Report on Form 8-K dated May 8, 2013
(33)	Incorporated by reference from our Quarterly Report on Form 10-Q dated May 15, 2013
(34)	Incorporated by reference from our Current Report on Form 8-K, dated October 15, 2013
(35)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2014.
(36)	Incorporated by reference from our Current Report on Form 8-K dated July 8, 2014.
(37)	Incorporated by reference from our Current Report on Form 8-K dated July 31, 2014.
(54)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2016.

(38)	Incorporated by reference from our Current Report on Form 8-K dated August 4, 2014.
(39)	Incorporated by reference from our Registration Statement on Form S-1/A dated September 15, 2014.
(40)	Incorporated by reference from our Amendment No. 3 to Form S-1, dated October 22, 2014.
(41)	Incorporated by reference from our Current Report on Form 8-K filed on September 8, 2014.
(42)	Incorporated by reference from our Current Report on Form 8-K filed on November 10, 2014.
(43)	Incorporated by reference from our Registration Statement on Form S-3 filed on June 3, 2011.
(44)	Incorporated by reference from our Current Report on Form 8-K filed on December 11, 2014.
(45)	Incorporated by reference from our Current Report on Form 8-K filed on December 15, 2014.
(46)	Incorporated by reference from our Current Report on Form 8-K filed on May 14, 2015.
(47)	Incorporated by reference from our Current Report on Form 8-K filed on June 17, 2015.
(48)	Incorporated by reference from our Current Report on Form 8-K filed on June 18, 2015.
(49)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2015.
(50)	Incorporated by reference from our Current Report on Form 8-K filed on August 11, 2015.
(51)	Incorporation by reference from our Current Report on Form 8-K filed on November 5, 2015.
(52)	Incorporated by reference from our Current Report on Form 8-K filed on January 28, 2016.
(53)	Incorporated by reference from our Registration Statement on Form S-1 dated November 20, 2015.
(54)	Incorporated by reference from our Amendment No. 1 to registration statement on Form S-1 filed on February 10, 2016.
(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 16, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.
32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code.

The following materials from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2015 and 2014, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Richard Bogan
Richard Bogan, Principal Executive Officer and Director

Dated: April 12, 2016

AXION POWER INTERNATIONAL, INC.

By:	/s/ Danielle Baker
Danielle Baker, Principal Financial Officer and Principal Accounting Officer

Dated: April 12, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Bogan
Richard Bogan	Director and CEO	April 12, 2016

/s/ Donald Farley
Donald Farley	Director	April 12, 2016

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	April 12, 2016

/s/ Charles Trego
Charles Trego	Director	April 12, 2016

/s/ Stanley A. Hirschman
Stanley A. Hirschman	Director	April 12, 2016

/s/ Robert Maruszewski
Robert Maruszewski	Director	April 12, 2016