Form 10-Q
period 2016-03-31
Axion Power International, Inc.
filed 2016-05-16
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding at May 13, 2016
Common Stock, $0.005 par value	45,257,783

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (unaudited)	December 31, 2015
Assets

Cash and cash equivalents	$1,259,394	$1,006,743
Restricted cash	5,350,936	7,150,003
Accounts receivable, net	549	13,057
Other current assets	269,329	378,013
Inventories, net	324,964	279,835
Total current assets	7,205,172	8,827,651

Property and equipment, net	1,699,721	1,771,641

Total assets	$8,904,893	$10,599,292

Liabilities and stockholders’ (deficit)

Accounts payable	$393,000	$361,022
Other liabilities	799,957	790,000
Notes payable	185,109	371,263
Accrued interest convertible notes	45,602	93,755
Subordinated convertible notes	65,000	65,000
Derivative liability	1,284,533	-
Senior convertible notes, net of discount	7,240,695	7,085,818
Total current liabilities	10,013,896	8,766,858

Derivative liability	-	2,153,920
Total liabilities	10,013,896	10,920,778

Stockholders’ (Deficit)
Convertible preferred stock – 12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated, $0.005 par value, 0 shares issued and outstanding	-	-
Common stock – 100,000,000 shares authorized $0.005 par value, 9,086,972 issued and outstanding (3,967,982 in 2015)	45,436	19,841
Additional paid-in capital	123,809,602	122,556,491
Retained earnings (deficit)	(124,712,429)	(122,646,205)
Cumulative foreign currency translation adjustment	(251,612)	(251,613)
Total stockholders’ (deficit)	(1,109,003)	(321,486)

Total liabilities & stockholders’ (deficit)	$8,904,893	$10,599,292

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$14,063	$250,046
Cost of tangible goods sold	98,534	217,672
Cost of goods sold – idle capacity	350,200	487,328
Gross loss	(434,671)	(454,954)

Research and development	171,651	276,255
Selling, general and administrative	772,009	826,213
Other (income)	(35,854)	(7)
Operating loss	(1,342,477)	(1,557,415)

Change in derivative value, (gain)	(769,683)	(668,536)

Debt discount amortization expense	877,049	-
Interest expense, note payable	2,863	3,296
Extinguishment loss on senior notes conversion	334,791	-
Placement agent warrants	-	23,826
Interest expense on convertible notes	278,729	1,367
Loss before income taxes	(2,066,226)	(917,368)

Income taxes	-	-
Net loss	(2,066,226)	(917,368)

Foreign translation adjustment	(1)	1
Comprehensive (loss)	$(2,066,227)	$(917,367)

Basic and diluted net loss per share	$(0.39)	$(2.62)

Basic and diluted weighted average common shares outstanding	5,314,787	350,211

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016		2015
Operating Activities

Net loss		$(2,066,227)	$(917,368)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense		71,919	78,524
Change in derivative value (gain)		(769,683)	(668,536)
Debt discount amortization expense		877,049	-
Extinguishment loss on senior note conversions		334,791	-
Placement agent warrants		-	23,826
Stock-based compensation expense		12,243	108,071
Inventory valuation adjustment		90,776	-

Changes in operating assets & liabilities
Accounts receivable, net		12,508	(19,604)
Other current assets		89,388	22,241
Inventory, net		(135,906)	75,041
Accounts payable		31,977	(43,670)
Other current liabilities		9,957	151,558
Accrued interest		61,648	1,367
Net cash (used in) operating activities		(1,379,559)	(1,188,550)

Financing Activities
Repayment of notes payable		(166,856)	(29,272)
Change in restricted cash		1,799,067	-
Net cash (used in) provided by financing activities		1,632,211	(29,272)

Effect of exchange rate on cash		(1)	1
Net change in cash and cash equivalents		252,651	(1,217,821)

Cash and cash equivalents – beginning of the period		1,006,743	3,436,198
Cash and cash equivalents – ending		$1,259,394	$2,218,377

Supplemental schedule of cash flow information:
Cash paid for interest		$229,738	$3,296
Cash paid for income taxes		$-	$-
Supplemental schedule of non-cash investing and financing activities:
Landlord lease deposit applied as payment against landlord note payable		$19,297	-
Common stock issued for principal and interest payments on senior convertible notes		$831,971	-
Placement agent warrants	$		$23,826
Common stock issued for warrants exercised		$-	$136,097
Reclassification of derivative liability for warrants exercised		$-	$1,310,264
Reclassification of derivative liability pertaining to converted stock		$99,703	$-

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of Axion Power International, Inc., a Delaware corporation, include the operations of its wholly owned subsidiary, Axion Power Battery Manufacturing, Inc., a Pennsylvania corporation, and its two inactive wholly owned subsidiaries, Axion Power Corporation, a Canadian Federal corporation, and C & T Co. Inc., an Ontario corporation (collectively, the “Company”).

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, statements of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Annual Report on Form 10-K for the year ended December 31, 2015. The results of income and comprehensive income for the three month period ended March 31, 2016 are not necessarily indicative of results of income and comprehensive income for the Company’s 2016 calendar year.

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

2.	New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to employee share-based payment accounting, which includes provisions intended to simplify various aspects related to how share-based compensation payments are accounted for and presented in the financial statements. This amendment will be effective prospectively for reporting periods beginning on or after December 15, 2016, and early adoption is permitted. The Company is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the lease assets and lease liabilities classified as operating leases on the balance sheet. The amendment will be effective for reporting periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, that simplifies the measurement of inventory for all entities. The amendment applies to all inventories that are measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost and net realizable value. The guidance must be applied prospectively and will be effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the expected impact, if any, of the adoption of the newly issued guidance to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 225-20): Simplifying the Presentation of Debt Issue Costs, that simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. This guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company elected early adoption of this newly issued guidance, and there was no impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidations (Topic 225-20): Amendments to the Consolidation Analysis, which affects current consolidation guidance. The guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance must be applied using one of two retrospective application methods and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has adopted this new guidance, and there was no impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which changed the requirements for reporting extraordinary and unusual items in the income statement. The update eliminates the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. A reporting entity may apply the amendments prospectively or retrospectively to all periods presented in the financial statements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this newly issued guidance did not have an impact to the Company’s consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

3.	Inventories

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

A summary of inventory at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Raw materials	$417,770	$363,559
Work in process	510,443	421,732
Finished goods	27,564	34,581
Inventory reserves	(630,813)	(540,037)
	$324,964	$279,835

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Outstanding at January 1, 2016	12,582,352	$1.85	1.97
Granted	-	-	-
Exercised	-	-	-
Lapsed	-	-	-
Outstanding at March 31, 2016	12,582,352	$1.85	1.71

As of March 31, 2016, there were 34,521 Series B warrants classified as derivative liabilities which expired on April 29, 2016. As of March 31, 2015, there were 1,047,947 Series B warrants classified as derivative liabilities relating to the public common stock offering that occurred October 29, 2014. In addition, there were 11,967,716 warrants also classified as derivative liabilities relating to the November 2015 private placement of senior convertible notes and warrants.

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

The stock based compensation expense for the three months ended March 31, 2016 and 2015 was $12,243 and $108,071, respectively, of which $0 and $12,240 was for the Company’s Directors’ compensation in lieu of cash.

Outstanding compensatory options consist of the following based on grant date:

		Weighted Average
	Number of Options	Exercise	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	15,119	$261.50	$87.08	4.9	$-
Granted	-	-	-	-	-
Forfeited or lapsed	(107)	2,274.17	765.74	-	-
Outstanding at March 31, 2016	15,012	$246.88	$82.30	4.7	$-

Exercisable at March 31, 2016	11,549	$310.40	$100.32	4.2	$-

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(unaudited)

Non-vested compensatory options consist of the following based on grant date:

	All Options
	Shares	Fair Value
Subject to future vesting at January 1, 2016	5,210	$261.13
Granted	-	-
Forfeited or lapsed	(15)	133.33
Vested	(1,732)	20.31
Subject to future vesting at March 31, 2016	3,463	$22.17

As of March 31, 2016, there was $70,332 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 1.75 years. There have been no options granted in 2016.

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

If the Company had generated earnings during the three months ended March 31, 2016 and 2015, the Company would have added 237,632,851 and 26,816,151 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

7.	Other Income

For the quarter ended March 31, 2016, the Company recognized $35,854 in other income. The Company sold various pieces of zero value equipment.

8.	Notes with Landlords

At December 31, 2015, the Company had a remaining balance of $237,600 in notes with its landlords for its two New Castle facilities. The balance remaining at March 31, 2016 for the notes with the landlords was $91,703. As per the note agreement the Company made payments of $25,000 per month to Becan Development and for the final payment due in April reduced the cash payment by the original $19,297 lease deposit. In addition to the principal payments, Becan Development also received $2,300 in interest. As per the note agreement with S&S Partnership, the Company made monthly installment payments of $17,200 for a total of $51,600 in principal payments. The Company also paid $2,955 of accrued interest. As of April 1, 2016, the Company has moved from the Greenridge facility as planned and consolidated to the Clover Lane facility.

Principal outstanding at March 31, 2016, on the remaining landlord notes is $91,703 plus interest that continues to accrue.

9.	Subordinated Convertible Notes and Subordinated Warrants

During 2013, the Company sold $1,000,000 principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual accredited investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Company’s now expired 2013 Senior Notes and mature 91 days subsequent to the maturity date of the 2013 Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. The Subordinated Notes may be converted and/or prepaid in cash. The conversion price for the Subordinated Notes is $462.00 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,097 shares of Company common stock (“Subordinated Warrants”).  Each Subordinated Warrant has an exercise price of $528.50 per share.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes-Merton option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

The outstanding principal balance at March 31, 2016 and December 31, 2015, related to the Subordinated Notes is $65,000. The subordinated notes remain outstanding as a result of a verbal agreement with the noteholders to continue to extend the maturity thereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.	Public offering of common stock, Series A warrants and Series B warrants

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock ("Common Stock"), together with Series A warrants to purchase 53,572 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $113.75 per share of Common Stock. The Series B Warrants were originally exercisable for a period of 15 months from the date of closing and expired on April 29, 2016 (due to an extension) and had an exercise price of $113.75 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s common stock and Series A Warrants are now listed on the OTCQB Capital Market under the symbols “AXPW” and “AXPWW”, respectively. On June 15, 2015, as the result of an agreement with the holders of our Series A warrants and Series B warrants, we adjusted the terms of our Series A warrants so that the exercise price was reduced to $.50, which number was changed to $17.50 as a result of our July 14, 2015 1-for -35 reverse stock split.

As of March 31, 2016, 34,521 Series B warrants remained unexercised. On April 26, 2016, 10,000 Series B warrants were exercised and 11,250 shares of the Company’s common stock were issued. The remaining 24,521 unexercised Series B warrants expired on April 29, 2016.

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

As of March 31, 2016 and December 31, 2015, the fair value of the Series B warrants was estimated to be $2,089 and $35,764, respectively.

The change in the fair value of the Series B warrant liability is as follows:

Fair
Value
Series B warrant liability, January 1, 2016	$35,764
Revaluation of remaining Series B warrants	(33,675)
Series B warrant liability, March 31, 2016	$2,089

Fair Value Disclosure

The Company has three Level 3 financial instruments - Series B warrants associated with the public offering of common stock, Senior Warrants and the conversion feature associated with the 2015 Senior Notes, which are recorded at fair value on a periodic basis.  The Series B warrants, Senior Warrants and the conversion feature associated with the 2015 placement, are evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model. In addition, the Company has warrants and a conversion feature related to the Private Placement note dated November 5, 2015. For the warrants issued in 2015, at inception, the warrants were valued by calibrating the aggregate fair value of the notes and warrants to the transaction price, as required by ASC 820. Calibrating the valuation model to ensure that the model is consistent with the fair value at initial recognition provides a basis for estimating the inputs required in the analysis that are not directly observable. For each subsequent reporting date, the warrants were valued based on the payoff structure, considering the change in assumptions between the inception and the subsequent reporting date.

11.	Description of the 2015 Private Placement

On November 4, 2015, we entered into a financing transaction for the sale of convertible notes and warrants issued by us with gross proceeds of $9,000,000 to us. Upon closing of the sale of the notes and warrants, which occurred on November 5, 2015, we received cash proceeds of $1.85 million and deposit of an additional $7,100,000 million into a series of control accounts in our name. Under the original terms of the notes, we are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1 million on each 30-day anniversary of the commencing on the 30th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes. As a result of the January 28, 2016 amendments to the notes, another $1.8 million was released on that date, and the balance of $5.35 million will be released in 8 equal monthly installments commencing on May 2, 2016 (subsequently amended to be May 6, 2016), subject to terms and conditions set forth in the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We received approximately $1,700,000 in net proceeds at closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than our placement agent’s fee, were approximately $100,000, which were paid out of the proceeds at Closing. At each release of funds starting on May 6, 2016, we are to receive approximately $620,000 in net proceeds, after deducting our placement agent’s fee of $50,000, if equity conditions are met. As a result of a further waiver and amendment entered into on May 1, 2016, the equity conditions were waived with respect to a release of $310,000 to us on May 6, 2016. Further, the waiver and amendment (i) waives equity conditions for our ability to make all installment and preinstallment payments in stock through May 6, 2017, and (ii) reduces the preinstallment and installment conversion prices to 75% of an average vwap price over the five trading days preceding the date of issuance.

The initial conversion price of the notes was $1.23 per share (for optional conversions only and not Company amortization payments), and the initial exercise price of the 10,975,608 warrants was $1.29 per share.

As a result of the “rollover” of $363,530 of principal amount and accrued and unpaid interest of our August 2015 Bridge Notes, on November 10, 2015, an additional note in the principal amount of $363,530 of notes, and an additional 443,328 warrants were issued to replace the rolled over Bridge Notes.

The outstanding principal bears interest at 9% per annum and shall be repaid or converted at monthly installment dates over a 14-month period. Additionally, the notes are convertible by the holder at any time after issuance. Pursuant to the optional conversion feature of these notes (as opposed to the monthly Company conversions which are at a discount formula as set forth below), the Company would deliver the number of shares of common stock equal to the outstanding principal amount, accrued interest amount, and a make whole amount equal to the interest that would be accrued on the conversion amount until maturity, divided by the fixed conversion price of $1.23. Additionally, a portion of the outstanding amount is exchanged for common shares at each Monthly Installment Date at a conversion price equal to the lower of the conversion price in effect and 85% of the fair value of the common shares the trading day prior to the installment date. On the 23rd date prior to any installment date, shares are delivered based upon the conversion price formula for the installment amount, and then on the installment date in question, the amount of shares to be delivered is recalculated for the conversion price formula on that installment date, and if the conversion price is lower on the installment date than on the preinstallment date, a number of shares equal to the number to be delivered on the installment date less the number of shares delivered on the preinstallment date is delivered to the investor. The number of common shares deliverable under the contract is limited by a beneficial ownership cap of 4.99% for any single investor (except for one investor which has a cap of 9.99%), so shares may be deemed issued but held in abeyance by the transfer agent until the investor is able to accept further shares without exceeding the beneficial ownership cap.

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

The conversion feature fair value is determined at inception and for each reporting date using a “with” and “without” analysis, based on the payoff structure of the notes. The same key assumptions utilized in the warrants valuation were considered in the conversion feature fair value,

Using the Calibration model, to calculate the mark to market value at March 31, 2016, the following key assumptions were utilized in both the valuations of the notes and warrants as follows: (i) risk free interest rate 0.47%, (ii) credit spread 125%, (iii) volatility 51%, (iv) stock price $0.05.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Derivative liability relating to the 2015 Private Placement

The change in the fair value of the 2015 Private Placement derivative liability is as follows:

Private Placement derivative liability, January 1, 2016	$2,118,156
Reclassification of derivative liability pertaining to converted stock	(99,703)
Revaluation of Private Placement Derivative liability	(736,009)
Private Placement Derivative liability March 31, 2016	$1,282,444

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

As a result of the amendment agreements entered into by us with each selling stockholder on January 28, 2016, an additional $1,800,000 million was released from the controlled accounts on January 28, 2016, starting on May 2, 2016, and continuing for seven consecutive months thereafter on the 1st business day of each such month $667,500 shall be released in total from the controlled accounts. As a result of a further waiver and amendment entered into on May 1, 2016, the equity conditions were waived with respect to a release of $310,000 to us on May 6, 2016. Further, the waiver and amendment (i) waives equity conditions for our ability to make all installment and preinstallment payments in stock through May 6, 2017, and (ii) reduces the preinstallment and installment conversion prices to 75% of an average vwap price over the five trading days preceding the date of issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

In the event of transactions involving a change of control, the holder of a note will have the right to require us to redeem all or any portion of the Note it holds (including all accrued and unpaid interest thereon) at a price equal to the greater 125% of the amount of the Note being redeemed and the intrinsic value of the shares of common stock then issuable upon conversion of the note being redeemed.

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

Changes to the securities purchase agreement are as follows:

•	The term “principal market” was changed from the Nasdaq Capital Market to the OTCQB. This change was also made in the notes and accompanying warrants for conformity.

•	Section 4(d) was amended to add the following at the end of the Section. “Until the later of June 2, 2016 and the date on which the Buyers are eligible to resell all shares of Company Common Stock underlying the Notes and Warrants (assuming cashless exercise of the Warrants) without restriction under Rule 144 (assuming such Buyers are not then affiliates of we), we may not make any payments to Affiliates of we other than (i) up to $11,800 to repay, in full, that certain bridge note issued by we to Walker Wainwright; (ii) director and Board committee fees in the ordinary course of business, consistent with past practices, to its non-management directors accruing on or after January 1, 2016 in an amount not to exceed $25,000, in the aggregate, per calendar quarter, (iii) current compensation arrangements (but not accrued and unpaid obligations for compensation to current and former officers of we) to its executive officers upon terms and conditions publicly existing as of December 31, 2015 and/or disclosed on a Current Report on Form 8-K on January 27, 2016; (iv) stock options and/or restricted stock as per normal Board of Directors policy; and (v) customary, reasonable and usual travel and lodging expenses for Company business.”

•	We no longer have the obligation to obtain shareholder approval for the issuance of securities with respect to the private placement as we are moving our listing to the OTCQB which does not require shareholder approval for issuance of securities in this transaction. Accordingly, the “exchange cap” at 19.9% of issued and outstanding shares was also omitted.

Changes to the notes are as follows:

•	The definition of an event upon which funds can be released from any of the controlled accounts was amended to read as follows: “Controlled Account Release Event” means, as applicable, (i) with respect to any Restricted Principal designated to be converted in a Conversion Notice, our receipt of both (A) such Conversion Notice hereunder executed by the Holder in which all, or any part, of the Principal to be converted includes any Restricted Principal and (B) written confirmation by the Holder that the shares of Common Stock issued pursuant to such Conversion Notice have been properly delivered in accordance with Section 3(c) (in each case, as adjusted, if applicable, to reflect the withdrawal of any Conversion Notice, in whole or in part, by the Holder, whether pursuant to Section 3(c)(ii) or otherwise), (ii) our receipt of a notice by the Holder electing to effect a release of any Restricted Principal to we, (iii) on the date of execution of the certain Amendment Agreements, dated January 28, 2016, by and among we and certain holders of the Notes, which act as an amendment to the Notes, $1,800,000, and (iv) on May 2, 2016, and the first Trading Day of each of the subsequent seven calendar months thereafter, the lesser of (x) the amount of Restricted Principal then outstanding hereunder and (y) the Holder Pro Rata Amount of $668,750; provided, in the case of clause (iv) above, as of such date of determination, no Equity Conditions Failure then exists. The Buyer hereby waives all Equity Condition Failures existing on or before the date of this Agreement.”

•	Each existing note is being split into two notes, one of which is in the principal amount of the buyer’s pro rata portion of the initial $3,650,000 principal amount of funds released from the controlled accounts, and the second of which represents the remaining principal amount of the original note issued to that buyer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes to the registration rights agreement are as follows:

•	The filing deadline for the initial registration statement (registering shares to be issued upon conversion of the $3,650,000 principal amount of the notes and interest thereon representing the total amount of funds released from the controlled accounts to date) was changed to January 29, 2016, and the effectiveness deadline for the initial registration statement was changed to February 16, 2016.

•	The number of registrable securities was reduced to 10,735,296 shares of our common stock which may be issued upon conversion of up to $3.65 million principal amount of the notes and 966,178 shares of our common stock which may be issued upon conversion of interest due and owing on the released $3.65 million principal amount.

•	The initial notice date for installment payments by us is now the earlier of the effectiveness date of the registration statement being filed on January 29, 2016, and May 2, 2016.

May 1, 2016 Waiver and Amendment

The Company has entered into a Waiver and Amendment (“Waiver”) with each of the buyers listed on the Schedule of Buyers attached to the securities purchase agreement. In each Waiver, the Company and the Buyer agreed as follows:

•	With respect to the Notes, the Buyer waives the Volume Failure (as defined in the securities purchase agreement) and the Price Failure (as defined in the securities purchase agreement) on any and all Installment Conversions (as defined in the securities purchase agreement) and delivery of shares for any Pre-Installment Conversion Shares (as defined in the securities purchase agreement) pursuant to an Installment Notice (as defined in the securities purchase agreement) until May 1, 2017.

•	Section 3(b)(2) of the Notes is amended by replacing the definition of Conversion Price, as defined in the Notes, with the following definition:

“as of any Conversion Date or other date of determination, a price per share equal to the lowest of (x) $1.23, subject to adjustment as provided in this Note (the price set forth in this clause (x), the "Fixed Conversion Price"), (y) 75% of the arithmetic average of the Weighted Average Prices of the Common Stock during the five (5) consecutive Trading Day period ending immediately preceding the time of delivery of the applicable Conversion Notice, and (z) 75% of the Weighted Average Price of the Common Stock on the Trading Day of the delivery of the applicable Conversion Notice. For the avoidance of doubt, all such foregoing determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during the applicable calculation period.”

•	All references in paragraphs 7, 8 and 11 of the Notes to “Conversion Price” are amended to state “Fixed Conversion Price.”

•	Paragraph 4 of the Amendment Agreement, dated January 28, 2016, among the Company and the Buyers, is amended by adding the following sentence at the end of the paragraph:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

“Notwithstanding anything to the contrary in this paragraph 4, the Company and the Buyers hereby acknowledge that the Equity Conditions for the Controlled Account Release Event on May 6, 2016 are not, and are deemed not to be, satisfied, and the Buyers hereby waive the Equity Conditions for the Controlled Account Release Event on May 6, 2016, for an aggregate release of $310,000, to be released proportionately among the Buyers based upon the pro rata share as a result of the original principal amounts of the Notes.”

The Waivers became effective on May 1, 2016.

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

As a result of the January 28, 2016 amendment, the Company was only required to register shares of stock upon conversion of $3.65 million principal amount of the notes, and interest thereon with a 200% reserve for registration.

2015 Private Placement Debt Rollforward:

Balance- January 1, 2016	$7,085,818
Conversion of senior convertible notes	(722,172)
Amortization of senior convertible notes	877,049
Balance- March 31, 2016	$7,240,695

As of March 31, 2016, the Company has issued 4,443,567 shares of its common stock to convert $722,172 of principal. In addition on March 31, 2016, the Company issued 366,594 shares of common stock for $59,580 interest and 308,828 shares of common stock for $50,221 make whole interest. The Company recognized an extinguishment loss of $334,791 on the conversions of the senior convertible notes. The loss is determined based on the difference between the conversion price as calculated on the installment date versus the previously calculated price on the notice date. The Company estimates that it will need to issue an additional 13,073,000 shares due to this price variance.

Note 12 – Other Income

For the three months ended March 31, 2016, the Company recognized $35,854 in other income. The Company sold various zero value equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

13.	Related party transactions

During the first quarter of 2016, the Company engaged the services of a marketing firm to provide branding and web site development at a cost of $15,000. We engaged the firm to further provide sales and marketing services for the full year at an estimated cost of $115,000. The principal of this firm is our Chief Executive Officer’s brother in law; however, neither our Chief Executive Officer nor his immediate family has any direct or indirect interest in the marketing firm. As of March 31, 2016, the Company has paid $80,000 to this marketing firm. At March 31, 2016, there was no balance owed to this related party in the Company’s accounts payable balance.

At March 31, 2016, the Company’s accounts payable balance included $75,341 as a result of related party transactions. Of those transactions, $59,593 was for consulting fees associated with the previous CEO, $17,290 was for director related meeting fees, and $3,980 was for employee related travel expense reimbursement. For the period ended March 31, 2015, the Company’s accounts payable balance included $16,947 in related party transactions. Of those transactions $8,343, was for fees associated with the previous CEO, and $8,604 were for employee related travel expense reimbursement.

14.	Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2016 the Company’s working capital was $(2.8) million. The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the third quarter of 2016, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2016. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

15.	Subsequent events

On April 27, 2016, there was a cashless exercise of 10,000 Series B warrants that resulted in the issuance of 11,250 shares of the Company’s common stock. The remaining Series B warrant expired on April 29, 2016.

Effective April 21, 2016, Stanley Hirschman resigned as a director and chairman and member of the Audit Committee of the Company due to his inability to devote the time and resources necessary to continue in his role as a director. On April 25, 2016, the Company’s Board of Directors appointed Richard Bogan, its Chief Executive Officer, as its Chairman in addition to being its CEO, and Donald Farley, as its Vice Chairman. The Board also appointed Michael Kishinevsky as the interim chairman of its Audit Committee.

On May 1, 2016, the Company has entered into Waiver and Amendment agreements with each of the investors in its November 2015 private placement. The terms of the Waivers are described fully in Note 11 to these financial statements.

As of May 13, 2016, 41,289,801 shares of our common stock have been issued as a result of the conversion of principal, interest and make-whole interest of our November 2015 Senior Convertible Notes which shall be applied consistent with conversion notices and for Pre-Installment Shares, calculation and application of the applicable Installment Price and share true up arising therefrom.

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

In the fourth quarter of 2014, we took steps to evaluate and implement the staged phase out of the manufacturing of batteries and the redirection of our efforts toward carbon electrode manufacturing at our Clover Lane facility, an initiative which we have implemented throughout fiscal 2015. We also continue to develop third party PbC battery suppliers that could manufacture batteries using our PbC technology, and selling energy storage systems. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing, as well as consolidation of our facilities and refocus of our business initiatives, will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence. It is our primary goal to become the leading supplier of carbon electrode assemblies for the global lead – acid battery industry.

In the first quarter of 2016, we have undertaken the following in order to implement our business strategies:

•	Detailed and rigorous cost and expense management in order to maximize efficient use of our cash flow and create opportunities for business development

•	Development of “value-added” strategic partnership plan with third parties, teaming agreements and joint ventures to derive business development and production opportunities with more established and better capitalized entities to develop business and production opportunities for our products

•	Focused product applications development effort to better identify and capitalize upon application opportunities with a shorter “time to market” in order to identify near term commercial opportunities for marketing of our products

•	Focus on near term specific commercial opportunities to achieve prompt market placement of our products

o	Micro off-grid

o	Residential/commercial energy storage

o	Frequency regulation such as PJM Interconnection

o	Battery distribution network development for “stand alone” applications such as our dual battery street lamp application

•	Development of new and comprehensive marketing plan with messaging, advertising and marketing communication of the “revised and refocused” Axion

•	Comprehensive realignment of our personnel and corporate operations to implement our “act fast and be decisive” corporate philosophy

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

•	Net sales are derived from the sale of lead - acid batteries for specialty collector and racing cars; sales of AGM batteries and flooded lead- acid batteries: sales of PbC batteries and PbC energy storage components and devices and from the sales of products related to advanced battery applications for our PbC technology.

•	Cost of tangible goods sold include raw materials, components, labor, and allocated manufacturing overhead to produce batteries and provide components for PbC energy storage devices and lead-acid batteries sold to customers. Cost of tangible goods sold represented in our current financial statements may not be indicative of the future costs to produce batteries and provide components for PbC energy storage devices. Also included in tangible cost of goods sold are provisions for inventory valuation and obsolescence reserves.

•	Cost of goods sold – idle capacity includes direct production costs in excess of charges allocated to our finished goods in production. Operating costs include direct and indirect labor, production supplies, rent, insurance, property taxes, utilities and repairs and maintenance. Our charges for labor and overhead allocated to our finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts a day, five days per week, which is lower than our actual production costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than to the cost of finished goods produced. Cost of goods sold - idle capacity for the three months ended March 31, 2016 and March 31 31, 2015 was $350,200 and $487,328, respectively.

•	Research and development expenses include expenses to design, develop and test advanced batteries, carbon electrode assemblies and systems for our energy storage products with prospective customers based on our patented lead carbon technology. Also included are materials consumed in the production of pilot plant production and our engineering activities.

•	Selling, general and administrative expenses include business development, sales and marketing expenses; administrative expenses; and, expenses associated with being a public company.

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

Results of Operations

Summarized selected financial data for the three months ended March 31, 2016 and 2015

	2016	2015	Change	% Change
Net sales	$14,063	$250,046	$(235,983)	94%
Cost of tangible goods sold	98,534	217,672	(119,138)	54%
Cost of goods sold – idle capacity	350,200	487,328	(137,128)	28%
Gross loss	(434,671)	(454,954)	20,283	4%

Research and development expense	171,651	276,255	(104,604)	38%
Selling, general and administrative expense	772,009	826,213	(54,204)	7%
Other (income)	(35,854)	(7)	35,847	512,100%
Operating loss	(1,342,477)	(1,557,415)	214,938	14%

Change in derivative value	(769,683)	(668,536)	101,147	15%
Debt discount amortization expense	877,049	-	877,049	100%
Interest expense, note payable	2,863	3,296	(433)	13%
Extinguishment loss on senior notes conversion	334,791	-	334,791	100%
Placement agent fees	-	23,826	(23,826)	100%
Interest on convertible notes	278,729	1,367	277,362	20,290%
Net loss before income taxes	$(2,066,226)	$(917,368)	$(1,148,858)	125%

Reconciliation of net loss to EBITDA

	2016	2015	Change	% Change
GAAP net loss before income taxes	$(2,066,226)	$(917,368)	$(1,148,858)	125%

Change in derivative value	(769,683)	(668,536)	101,147	15%
Debt discount amortization expense	877,049	-	877,049	100%

Interest expense, note payable	2,863	3,296	(433)	13%
Extinguishment loss on senior notes conversion	334,791	-	334,791	100%
Placement agent fees	-	23,826	(23,826)	100%
Interest on convertible notes	278,729	1,367	277,362	20,290%
Depreciation expense	71,919	78,525	(6,606)	8%
Share based compensation expense	12,243	108,071	(95,828)	89%
EBITDA (1)	$(1,258,315)	$(1,370,819)	$112,504	8%

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business

Summary of Consolidated Income for the first quarter of 2016 compared with the first quarter of 2015 (in thousands)

Net Sales

Net sales for the first quarter of 2016 were $14 compared to $250 for the first quarter of 2015. We had one customer that accounted for approximately 84% of sales for the first quarter of 2016. We had two customers that accounted for 76% of sales for the first quarter of 2015. Decreased sales in 2016 can be attributed to the discontinuing of the legacy products unrelated to our PbC business.

Cost of Tangible Goods Sold

The costs of tangible goods sold for the first quarter of 2016 were $99, which included an inventory revaluation of $90.8 and product costs of $7.8, compared to $217 for the first quarter of 2015. The change in cost of tangible goods sold resulted from the change in net sales.

Cost of Goods Sold –Idle Capacity

The costs of goods sold-idle capacity for the first quarter of 2016 were $ 350 compared to $487 for the same period in 2015. The change in cost of goods sold idle-capacity, resulted primarily from decreased absorption of fixed costs.

Gross Loss

Gross loss for the first quarter of 2016 was a $435 compared to a $455 for the same period in 2015.

Research and Development Expenses

Research and development expense for the three months ended March 31, 2016 was $172 compared to $276 for the same period in 2015. The decrease is due primarily to a reduction in staff.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the first three months of 2016 was $772 which included one-time expense of $104 related to the consolidation of our facilities, and increase in expense of $49 for additional consulting service related to the derivative accounting associated with the November 2015 private placement of senior convertible notes, and $42 for related SEC filings. For the same period in 2015 the selling, general and administrative expense was $826. The Company had decreased wages and related employee expenses of $138 due to reduced headcount.

Other Income

The Company recorded other income of $35,854 in 2016 and 0 in 2015. The income was due to the sale of pieces of zero value equipment.

Non-Operating (Income) Expenses

Change in Derivative Valuation

For the three months ended March 31, 2016, the Company recorded income of $770 versus income of $669 for the same period in 2015.

Debt Discount Amortization Expense

For the three months ended March 31, 2016, the Company recognized an expense of $877 of amortization expense related to the 2015 private placement. For the same period in 2015, there was no amortization expense to record.

Extinguishment Loss on Senior Note Conversion

The Company recognized an extinguishment loss of $335 for the three months ended March 31, 2016. This loss was primarily due to the additional shares required based upon the difference in the stock price at the pre-installment date versus the installment date. For the same period in 2015, there was no debt and hence no extinguishment loss.

Interest Expense on Convertible Notes

The Company recognized interest expense of $279 on the senior convertible notes during the three months ended March 31, 2016. Of that, $230 was paid in cash, while the remaining $49 was paid through stock issuances. During the three months ended March 31, 2015 there was $1 paid in interest.

Liquidity and Capital Resources

Our sources of liquidity have historically been cash generated from issuances of our equity and debt securities. From inception through March 31, 2016, we have generated revenue from operations that was not significant enough to produce an operating profit.

At March 31, 2016, the Company’s working capital was $ (2,800).  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the third quarter of 2016, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2016. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Working Capital

At March 31, 2016 working capital was $ (2,800) compared to $62 at December 31, 2015.

Cash Flows Used in Operating Activities

Net cash used in operations for the first quarter of 2016 was $1,380 consisting of net cash used by operations of $1,450 offset by $70 provided by changes in operating assets and liabilities. Net cash used by operations for the first quarter of 2015 was $1,200 consisting of net cash used by operations of $1,400 offset by $200 provided by changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

There was no cash used in investing activities for the first quarter of 2016 or 2015.

Cash Flows Used in Financing Activities

Net provided by financing activities for the first quarter of 2016 was $1,600 compared to net cash used by financing activities of $29 for the same period in 2015. Cash provided in 2016 was from the release of restricted cash of $1,800 offset by repayment short term debt of $200. For 2015, net cash used by financing was $29 for repayment of short term debt.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. During the first quarter ending March 31, 2016, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2015.

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

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.78	Form of Amendment Agreement, dated January 28, 2016 (1)

10.79	Form of Waiver (2)

10.80	Waiver and Amendment, dated May 1, 2016 (3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

(1) Incorporated by reference from our current Report on Form 8-K, filed on January 28, 2016

(2) Incorporated by reference from our Amendment No. 1 to registration statement in Form S-1 filed on February 10, 2016

(3) Incorporated by reference from our current Report on Form 8-K, filed May 2, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Richard Bogan

Richard Bogan
Principal Executive Officer and Director
Dated: May 16, 2016

/s/ Danielle Baker

Danielle Baker, Principal Financial Officer, Principal Accounting Officer and Director
Dated: May 16, 2016

