Form 10-Q
period 2016-06-30
Axion Power International, Inc.
filed 2016-08-15
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding at August 12, 2016
Common Stock, $0.005 par value	3,203,400

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (unaudited)	December 31, 2015
Assets

Cash and cash equivalents	$674,490	$1,006,743
Restricted cash	4,685,680	7,150,003
Accounts receivable, net	-	13,057
Other current assets	388,883	378,013
Inventories, net	249,094	279,835
Total current assets	5,998,147	8,827,651

Property and equipment, net	1,631,117	1,771,641

Total assets	$7,629,264	$10,599,292

Liabilities and stockholders’ (deficit)

Accounts payable	$338,062	$361,022
Other liabilities	929,250	790,000
Notes payable	86,715	371,263
Accrued interest convertible notes	212,406	93,755
Subordinated convertible notes	65,000	65,000
Derivative liability	1,475,462	-
Senior convertible notes, net of discount	6,468,138	7,085,818
Total current liabilities	9,575,033	8,766,858

Derivative liability	-	2,153,920
Total liabilities	9,575,033	10,920,778

Stockholders’ (Deficit)
Convertible preferred stock – 12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated, $0.005 par value, 0 shares issued and outstanding	-	-
Common stock – 100,000,000 shares authorized $0.005 par value, 177,644 issued and outstanding (9,920 in 2015)	888	50
Additional paid-in capital	124,893,220	122,576,282
Retained earnings (deficit)	(126,588,264)	(122,646,205)
Cumulative foreign currency translation adjustment	(251,613)	(251,613)
Total stockholders’ (deficit)	(1,945,769)	(321,486)

Total liabilities & stockholders’ (deficit)	$7,629,264	$10,599,292

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPRHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales	$16,789	$93,510	$30,854	$343,556

Cost of tangible goods sold	91,936	198,523	190,470	416,195
Cost of goods sold - idle capacity	264,677	457,369	614,879	944,697
Gross loss	(339,824)	(562,382)	(774,495)	(1,017,336)

Research and development	171,971	244,410	343,622	520,665
Selling, general and administrative	738,185	896,101	1,510,193	1,722,309
Other expense, (income)	1,640	-	(34,214)	-
Operating loss	(1,251,620)	(1,702,893)	(2,594,096)	(3,260,310)

Change in derivative value, (gain), loss	3,816	2,489,386	(765,867)	1,820,850
Debt discount amortization expense	227,350	-	1,104,399	-
Interest expense, notes payable	7,189	5,349	10,052	8,646
Extinguishment (gain), loss on senior notes conversion	123,090	-	457,881	-
Placement agent warrants	-	-	-	23,826
Interest expense on convertible notes	262,768	1,409	541,497	2,777
Loss before income taxes	(1,875,833)	(4,199,037)	(3,942,058)	(5,116,409)
Income taxes	-	-	-	-
Net loss	(1,875,833)	(4,199,037)	(3,942,058)	(5,116,409)
Foreign translation adjustment	1	1	1	-
Comprehensive (loss)	$(1,875,332)	$(4,199,036)	$(3,942,057)	$(5,116,409)

Basic and diluted net loss per share	$(18.07)	$(1,352)	$(67.43)	$(1,452)

Basic and diluted weighted average common shares outstanding	103,788	3,104	58,466	3,525

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities

Net loss	$(3,942,058)	$(5,116,409)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	143,934	157,049
Change in derivative value (gain) loss	(765,867)	1,820,850
Debt discount amortization expense	1,104,399	-
Extinguishment loss on senior note conversions	457,881	-
Placement agent warrants	-	23,826
Gain on forgiveness of stock compensation expense	(34,719)	-
Stock-based compensation expense	24,099	112,034
Inventory valuation adjustment	168,265	111,500

Changes in operating assets & liabilities
Accounts receivable, net	13,057	(45,196)
Other current assets	114,792	(72,115)
Inventory, net	(137,524)	21,255
Accounts payable	(22,960)	118,836
Other current liabilities	29,007	299,221
Accrued interest	319,779	2,777
Net cash (used in) operating activities	(2,527,915)	(2,536,372)

Financing Activities
Repayment of notes payable	(265,251)	(46,115)
Change in restricted cash	2,464,323	-
Net cash provided by (used in) financing activities	2,199,072	(46,115)

Investing Activities
Capital expenditures	(3,411)	-
Net cash (used) in investing activities	(3,411)	-

Effect of exchange rate on cash	1	-
Net change in cash and cash equivalents	(332,253)	(2,582,487)

Cash and cash equivalents – beginning of period	1,006,743	3,436,198
Cash and cash equivalents – ending	$674,490	$853,711

Supplemental schedule of cash flow information:
Cash paid for interest	$237,014	$8,646
Cash paid for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Landlord lease deposit applied as payment against landlord note payable	$19,297	$-
Common stock issued for principal and interest payments on senior convertible notes	$1,923,171	$21
Common stock issued for warrants exercised	$-	$12,388
Reclassification of derivative liability for warrants exercised	$-	$2,568,192
Insurance premium financed recorded as other asset and other liability	$145,090	$-

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, statements of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Annual Report on Form 10-K for the year ended December 31, 2015. The results of income and comprehensive income for the three and six month periods ended June 30, 2016 are not necessarily indicative of results of income and comprehensive income for the Company’s 2016 calendar year.

As approved by our board of directors and shareholders, we effected a 1-for-35 stock split of our common shares and Series A warrants on July 14, 2015. During 2015, there were 1,457 true-up rounding shares issued due to the above mentioned reverse stock split.

As approved by our board of directors and shareholders, we effected a 1-for-400 stock split of our common shares effective July 15, 2016. We did not effect a reverse split of any of our warrants and instead, each warrant is exercisable into 1/400th of a share of our common stock. All share related and per share information was adjusted to give effect to the reverse stock split from the beginning of the earliest period presented.

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

June 30, 2016

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

June 30, 2016

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

A summary of inventory at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Raw materials	$157,699	$363,559
Work in process	320,648	421,732
Finished goods	14,748	34,581
Inventory reserves	(244,001)	(540,037)
	$249,094	$279,835

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Outstanding at January 1, 2016	12,582,352	$1.85	1.97
Granted	-	-	-
Exercised	(10,000)	-	-
Lapsed	(24,521)	113.75	-
Outstanding at June 30, 2016	12,547,831	1.54	1.47

As of June 30, 2016, there were no Series B warrants classified as derivative liabilities. On April 27, 2016, 10,000 Series B warrants were exercised resulting in the issuance of 29 shares of the Company’s common stock. The remaining 24,521 Series B warrants expired on April 29, 2016. In addition, as of June 30, 2016, there were 11,967,716 warrants also classified as derivative liabilities relating to the November 2015 private placement of senior convertible notes and warrants. We effected a 1-for-400 reverse split of our common stock on July 15, 2016; however, the number of warrants was not split and instead each warrant is exercisable or convertible into 1/400 of a share of our common stock.

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

The stock based compensation expense for the six months ended June 30, 2016 and 2015 was $24,099 and $112,034 of which $0 and $45,871 was for independent directors’ compensation in lieu of cash, respectively. In May 2016, the Board of Directors chose to forgive the previously reported $19,719 owed in Director’s fees for the fourth quarter of 2015, as well as forgive the $15,000 stock compensation for consulting services also reported for the fourth quarter of 2015.

Outstanding compensatory options consist of the following based on grant date:

		Weighted Average
	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	38	$104,600	$34,832	4.9	$-
Granted	-	-	-	-	-
Forfeited or lapsed	(1)	977,012	359,868	-	-
Outstanding at June 30, 2016	37	$99,669	$29,866	4.4	$-
Exercisable at June 30, 2016	30	$119,536	$34,322	3.9	$-

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(unaudited)

Non-vested compensatory options consist of the following based on grant date:

	All Options
	Shares	Fair Value
Subject to future vesting at January 1, 2016	10	$62,020
Granted	-	-
Forfeited or lapsed	-	-
Vested	(3)	17,489
Subject to future vesting at June 30, 2016	7	$11,534

As of June 30, 2016, there was $58,476 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 1.50 years. We have not granted any options in 2016.

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

If the Company had generated earnings during the six months ended June 30, 2016 and 2015, the Company would have added 1,719,590 and 213 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. The Company had unexercised Series B warrants of 619,447 outstanding as of June 30, 2015. The remaining unexercised outstanding 619,447 Series B warrants would have added 60,977 common shares as permitted by the Amendment to the original warrant agreement.

7.	Other Income

For the quarter ended June 30, 2016, the Company recognized $34,214 in other income. The Company sold various pieces of zero value equipment.

8.	Notes with Landlords

At December 31, 2015, the Company had a remaining balance of $237,600 in notes with its landlords for its two New Castle facilities. The balance remaining at June 30, 2016 for the notes with the landlords was $34,400. As per the note agreement the Company made payments of $25,000 per month to Becan Development and the final payment due in April was reduced by the original $19,297 lease deposit. In addition to the principal payments, Becan Development also received $2,300 in interest. As per the note agreement with S&S Partnership, the Company made monthly installment payments of $17,200 for a total of $103,200 in principal payments. The Company also paid $7,469 of accrued interest. As of April 1, 2016, the Company has moved from the Greenridge facility as planned and consolidated to the Clover Lane facility.

Principal outstanding at June 30, 2016, on the remaining landlord notes is $34,400 and interest continues to accrue thereon.

9.	Subordinated Convertible Notes and Warrants

During 2013, the Company sold $1,000,000 principal amount of its Subordinated Convertible Notes (the “Subordinated Notes”) to investors consisting of management and directors of the Company and one individual accredited investor. The sale of the Subordinated Notes did not carry any additional fees and expenses, so the Company received the entire $1 million in proceeds from the Subordinated Notes at closing. The Subordinated Notes are subordinated in right of repayment to the Company’s now expired 2013 Senior Notes and were to mature 91 days subsequent to the maturity date of the 2013 Senior Notes. The Subordinated Notes bear interest at the rate of 8% per year. The Subordinated Notes may be converted and/or prepaid in cash. The conversion price for the Subordinated Notes is $184,800 per share. The holders of the Subordinated Convertible Notes were issued five year warrants to purchase 1,097 shares of Company common stock (“Subordinated Warrants”).  Each Subordinated Warrant has an exercise price of $528.50 and is convertible into 1/400 of a share.

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes-Merton option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

The outstanding principal balance at June 30, 2016 and December 31, 2015, related to the Subordinated Notes is $65,000. The subordinated notes remain outstanding as a result of a verbal agreement with the noteholders to continue to extend the maturity thereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10.	Public offering of common stock, Series A warrants and Series B warrants

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock ("Common Stock"), together with Series A warrants to purchase 53,572 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $113.75 per share of Common Stock. The Series B Warrants were originally exercisable for a period of 15 months from the date of closing and expired on April 29, 2016 (due to an extension) and had an exercise price of $113.75 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s common stock and Series A Warrants are now listed on the OTCQB Capital Market under the symbols “AXPW” and “AXPWW”, respectively. On June 15, 2015, as the result of an agreement with the holders of our Series A warrants and Series B warrants, we adjusted the terms of our Series A warrants so that the exercise price was reduced to $.50, which number was changed to $17.50 as a result of our July 14, 2015 1-for -35 reverse stock split. The Series A warrants were not further reverse-split as a result of our July 2016 1:400 reverse split and instead each warrant is exercisable into 1/400th of a share of our common stock. The Series B warrants were not subject to the 1-for-35 reverse split.

On April 26, 2016, 10,000 Series B warrants were exercised and 29 shares of the Company’s common stock were issued. As of June 30, 2016 there are no Series B warrants. The remaining 24,521 unexercised Series B warrants expired on April 29, 2016.

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

As of June 30, 2016 and December 31, 2015, the fair value of the Series B warrants was estimated to be $0 and $35,764, respectively.

The change in the fair value of the Series B warrant liability for the six months ended June 30, 2016 is as follows:

Fair
Value
Series B warrant liability, January 1, 2016	$35,764
Revaluation of remaining Series B warrants	(35,159)
Series B warrants exercised	(605)
Series B warrant liability, June 30, 2016	$-

The change in fair value of the Series B warrant liability for the six months ended June 30, 2015 is a follows:

Fair
Value
Series B warrant liability, January 1, 2015	$2,930,335
Series B warrants exercised	(2,568,192)
Revaluation of remaining Series B warrants	1,820,850
Series B warrant liability, June 30, 2015	$2,182,993

Fair Value Disclosure

The Company has two Level 3 financial instruments. Prior to the expiration of the Series B warrants on April 29, 2016 there were three Level 3 financial instruments.

11.	Description of the 2015 Private Placement

On November 4, 2015, we entered into a financing transaction for the sale of convertible notes and warrants issued by us with gross proceeds of $9,000,000 to us. Upon closing of the sale of the notes and warrants, which occurred on November 5, 2015, we received cash proceeds of $1.85 million and deposited an additional $7,100,000 into a series of control accounts in our name. Under the original terms of the notes, we are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1 million on each 30-day anniversary of the commencing on the 30 th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes. As a result of the January 28, 2016 amendments to the notes, another $1.8 million was released on that date, and the balance of $5.35 million was to be released in 8 equal monthly installments commencing on May 2, 2016 (subsequently amended to be May 6, 2016), subject to terms and conditions set forth in the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We received approximately $1,700,000 in net proceeds at closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than our placement agent’s fee, were approximately $100,000, which were paid out of the proceeds at Closing. At each release of funds starting on May 6, 2016, we were to receive approximately $620,000 in net proceeds, after deducting our placement agent’s fee of $50,000, if equity conditions were met. As a result of a further waiver and amendment entered into on May 1, 2016, the equity conditions were waived with respect to a release of $310,000 to us on May 6, 2016. Further, the waiver and amendment (i) waives equity conditions for our ability to make all installment and preinstallment payments in stock through May 6, 2017, and (ii) reduces the preinstallment and installment conversion prices to 75% of an average vwap price over the five trading days preceding the date of issuance.

The initial conversion price of the notes was $492.00 per share (for optional conversions only and not Company amortization payments), and the initial exercise price of the 10,975,608 warrants was $1.29 per share (and post reverse split, each warrant is exercisable into 1/400 of a share of our common stock).

As a result of the “rollover” of $363,530 of principal amount and accrued and unpaid interest of our August 2015 Bridge Notes, on November 10, 2015, an additional note in the principal amount of $363,530 and an additional 443,328 warrants were issued to replace the rolled over Bridge Notes.

The outstanding principal bears interest at 9% per annum and shall be repaid or converted at monthly installment dates over a 14-month period. Additionally, the notes are convertible by the holder at any time after issuance. Pursuant to the optional conversion feature of these notes (as opposed to the monthly Company conversions which are at a discount formula as set forth below), the Company would deliver the number of shares of common stock equal to the outstanding principal amount, accrued interest amount, and a make whole amount equal to the interest that would be accrued on the conversion amount until maturity, divided by the fixed conversion price of $492.00. Additionally, a portion of the outstanding amount would have been exchanged for common shares at each Monthly Installment Date at a conversion price equal to the lower of the conversion price in effect and 85% of the fair value of the common shares the trading day prior to the installment date (now 75%). On the 23 rd date prior to any installment date, shares to be delivered based upon the conversion price formula for the installment amount, and then on the installment date in question, the amount of shares to be delivered is recalculated for the conversion price formula on that installment date, and if the conversion price is lower on the installment date than on the preinstallment date, a number of shares equal to the number to be delivered on the installment date less the number of shares delivered on the preinstallment date is delivered to the investor. The number of common shares deliverable under the contract is limited by a beneficial ownership cap of 4.99% for any single investor (except for one investor which has a cap of 9.99%), so shares may be deemed issued but held in abeyance by the transfer agent until the investor is able to accept further shares without exceeding the beneficial ownership cap.

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

The conversion feature fair value is determined at inception and for each reporting date using a “with” and “without” analysis, based on the payoff structure of the notes. The same key assumptions utilized in the warrants valuation were considered in the conversion feature fair value,

Using the Calibration model, to calculate the mark to market value at June 30, 2016, the following key assumptions were utilized in both the valuations of the notes and warrants as follows: (i) risk free interest rate 0.55%, (ii) credit spread 125%, (iii) volatility 52.6%, and (iv) stock price $0.02.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Derivative liability relating to the 2015 Private Placement

The change in the fair value of the 2015 Private Placement derivative liability is as follows:

Private Placement derivative liability, January 1, 2016	$2,118,156
Adjustment of derivatives pertaining to converted stock	88,014
Revaluation of Private Placement Derivative liability	(730,708)
Private Placement derivative liability June 30, 2016	$1,475,462

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

Optional Conversion

All amounts due under the notes are convertible at any time, in whole or in part, at the option of the holders into shares of our common stock at a fixed conversion price, which is subject to adjustment as described below. The notes are initially convertible into shares of our common stock at the initial price of $492.00 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and “full ratchet” antidilution provisions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Payment of Principal and Interest

We have agreed to make amortization payments with respect to the principal amount of each note in shares of our common stock, subject to the satisfaction of certain equity conditions, or at our option, in cash on each of the following installment dates: the twenty-first trading day after the earlier of (x) the initial effective date of a registration statement filed in connection with this offering or (y) May 2, 2016; the first trading day of the calendar month immediately following the initial installment date (or if such date is less than twenty trading days after the initial installment date, the second calendar month immediately following the initial installment date to the extent); and then each month through and including the Maturity Date, each in an amount equal to 1/11 of the principal amount of each note. Payment in stock was originally at 85% of the market price based upon a variable weighted average price formula.

As a result of the amendment agreements entered into by us with each selling stockholder on January 28, 2016, an additional $1,800,000 was released from the controlled accounts on January 28, 2016, starting on May 2, 2016, and continuing for seven consecutive months thereafter on the 1 st business day of each such month $667,500 would have been released in total from the controlled accounts. As a result of a further waiver and amendment entered into on May 1, 2016, the equity conditions were waived with respect to a release of $310,000 to us on May 6, 2016. Further, the waiver and amendment (i) waives equity conditions for our ability to make all installment and preinstallment payments in stock through May 6, 2017, and (ii) reduces the preinstallment and installment conversion prices to 75% of an average vwap price over the five trading days preceding the date of issuance. An additional $355,000 was released in June 2016.

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

Changes to the securities purchase agreement are as follows:

•	The term “principal market” was changed from the Nasdaq Capital Market to the OTCQB. This change was also made in the notes and accompanying warrants for conformity.

•	Section 4(d) was amended to add the following at the end of the Section. “Until the later of June 2, 2016 and the date on which the Buyers are eligible to resell all shares of Company Common Stock underlying the Notes and Warrants (assuming cashless exercise of the Warrants) without restriction under Rule 144 (assuming such Buyers are not then affiliates of we), we may not make any payments to Affiliates of we other than (i) up to $11,800 to repay, in full, that certain bridge note issued by we to Walker Wainwright; (ii) director and Board committee fees in the ordinary course of business, consistent with past practices, to its non-management directors accruing on or after January 1, 2016 in an amount not to exceed $25,000, in the aggregate, per calendar quarter, (iii) current compensation arrangements (but not accrued and unpaid obligations for compensation to current and former officers of we) to its executive officers upon terms and conditions publicly existing as of December 31, 2015 and/or disclosed on a Current Report on Form 8-K on January 27, 2016; (iv) stock options and/or restricted stock as per normal Board of Directors policy; and (v) customary, reasonable and usual travel and lodging expenses for Company business.”

•	We no longer have the obligation to obtain shareholder approval for the issuance of securities with respect to the private placement as we are moving our listing to the OTCQB which does not require shareholder approval for issuance of securities in this transaction. Accordingly, the “exchange cap” at 19.9% of issued and outstanding shares was also omitted.

Changes to the notes are as follows:

•	The definition of an event upon which funds can be released from any of the controlled accounts was amended to read as follows: “Controlled Account Release Event” means, as applicable, (i) with respect to any Restricted Principal designated to be converted in a Conversion Notice, our receipt of both (A) such Conversion Notice hereunder executed by the Holder in which all, or any part, of the Principal to be converted includes any Restricted Principal and (B) written confirmation by the Holder that the shares of Common Stock issued pursuant to such Conversion Notice have been properly delivered in accordance with Section 3(c) (in each case, as adjusted, if applicable, to reflect the withdrawal of any Conversion Notice, in whole or in part, by the Holder, whether pursuant to Section 3(c)(ii) or otherwise), (ii) our receipt of a notice by the Holder electing to effect a release of any Restricted Principal to we, (iii) on the date of execution of the certain Amendment Agreements, dated January 28, 2016, by and among we and certain holders of the Notes, which act as an amendment to the Notes, $1,800,000, and (iv) on May 2, 2016, and the first Trading Day of each of the subsequent seven calendar months thereafter, the lesser of (x) the amount of Restricted Principal then outstanding hereunder and (y) the Holder Pro Rata Amount of $668,750; provided, in the case of clause (iv) above, as of such date of determination, no Equity Conditions Failure then exists. The Buyer hereby waives all Equity Condition Failures existing on or before the date of this Agreement.”

•	Each existing note is being split into two notes, one of which is in the principal amount of the buyer’s pro rata portion of the initial $3,650,000 principal amount of funds released from the controlled accounts, and the second of which represents the remaining principal amount of the original note issued to that buyer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Changes to the registration rights agreement are as follows:

•	The filing deadline for the initial registration statement (registering shares to be issued upon conversion of the $3,650,000 principal amount of the notes and interest thereon representing the total amount of funds released from the controlled accounts to date) was changed to January 29, 2016, and the effectiveness deadline for the initial registration statement was changed to February 16, 2016.

•	The number of registrable securities was reduced to 26,839 shares of our common stock which may be issued upon conversion of up to $3.65 million principal amount of the notes and 2,416 shares of our common stock which may be issued upon conversion of interest due and owing on the released $3.65 million principal amount.

•	The initial notice date for installment payments by us is now the earlier of the effectiveness date of the registration statement being filed on January 29, 2016, and May 2, 2016.

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

“as of any Conversion Date or other date of determination, a price per share equal to the lowest of (x) $492.00, subject to adjustment as provided in this Note (the price set forth in this clause (x), the "Fixed Conversion Price"), (y) 75% of the arithmetic average of the Weighted Average Prices of the Common Stock during the five (5) consecutive Trading Day period ending immediately preceding the time of delivery of the applicable Conversion Notice, and (z) 75% of the Weighted Average Price of the Common Stock on the Trading Day of the delivery of the applicable Conversion Notice. For the avoidance of doubt, all such foregoing determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during the applicable calculation period.”

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

The Waivers became effective on May 1, 2016.

August 2016 Amendment to the Notes

See Note 14 – “Subsequent Events”.

Warrants

The warrants entitle the holders of the warrants to purchase, in aggregate, 28,546 (27,438 shares from the November 5, 2015 closing and 1,108 shares from the "rollover" of Bridge Notes described at the beginning of this section) shares of our common stock. The warrants will expire November 5, 2017. The Warrants are initially exercisable at an exercise price equal to the lower of $1.29 and 85% of the market price at the time of exercise, subject to certain adjustments. The warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the warrants, the warrants may be exercised on a cashless basis.

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

2015 Private Placement Debt Rollforward:

Balance- January 1, 2016	$7,085,818
Conversion of senior convertible notes	(1,722,079)
Amortization of senior convertible notes	1,104,399
Balance- June 30, 2016	$6,468,138

During the six months ended June 30, 2016, the Company has issued 154,042 shares of its common stock to convert $1,722,079 of principal. In addition on June 30, 2016, the Company issued 5,124 shares of common stock for $92,860 interest and 8,531 shares of common stock for $108,236 make whole interest. During the six months ended June 30, 2016, the Company recognized an extinguishment loss of $457,881 on the conversions of the senior convertible notes. The loss is determined based on the difference between the conversion price as calculated on the installment date versus the previously calculated price on the notice date. The Company estimates that it will need to issue an additional 20,515 shares due to this price variance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

12.	Related party transactions

During the first six months of 2016, the Company engaged the services of a marketing firm to provide branding and web site development at a cost of $93,554. We engaged the firm to further provide sales and marketing services for the full year at an estimated cost of $115,000. The principal of this firm is our Chief Executive Officer’s brother in law; however, neither our Chief Executive Officer nor his immediate family has any direct or indirect interest in the marketing firm. As of June 30, 2016, the Company has paid $ 93,554 to this marketing firm. At June 30, 2016, there was no balance owed to this related party in the Company’s accounts payable balance.

At June 30, 2016, the Company’s accounts payable balance included $80,168 as a result of related party transactions. Of those transactions, $59,593 was for consulting fees associated with the previous CEO, $19,719 was for director related meeting fees, and $856 was for employee related travel expense reimbursement. For the period ended June 30, 2015, the Company’s accounts payable balance included $44,662 in related party transactions. Of those transactions $39,093, was for fees associated with the previous CEO, $6,033 was for director related meeting fees, and $464 was for employee related travel expense reimbursement.

13.	Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2016 the Company’s working capital was $(3.6) million. The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the fourth quarter of 2016, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2016. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

14.	Subsequent events

Reverse Stock Split

On May 24, 2016, Axion Power International, Inc. filed a Definitive Schedule 14A regarding a Consent Solicitation in Lieu of a Special Meeting of Shareholders, with a voting cutoff date of June 30, 2016, to approve a reverse split of its issued and outstanding shares in a ratio of not less than 1 for 100 nor more than 1 for 400 (the “Proposal”) with the final ratio to be approved by its Board of Directors.

The Proposal was approved by the Company’s shareholders, with a total of 35,252,244 shares of its Common Stock voted, with 26,484,825 shares voted in favor of the Proposal, 8,420,594 shares voted against the Proposal, and 346,825 shares abstaining. As of the May 16, 2016 record date, the Company had 47,077,230 shares of Common Stock issued and outstanding.

On June 27, 2016, the Company’s Board of Directors approved a reverse split in a 1 for 400 ratio pending shareholder approval which was received on June 30, 2016, and was effected on July 15, 2016.

August 8, 2016 Waiver and Amendment to the November 2015 Notes

The Company has entered into a Waiver and Amendment (“Waiver”) with each of the buyers (“Holders”) listed on the Schedule of Buyers attached to that certain Securities Purchase Agreement (“SPA”), dated November 5, 2015, among the Company and the Holders (each capitalized term used below is used as defined in the SPA and notes entered into in conjunction with the SPA, “Notes”). In each Waiver, the Company and the Holders agreed as follows:

•	Section 31(n) of the Notes is hereby amended to add the following:

•	“Notwithstanding anything to the contrary within, there shall be a Controlled Account Release Event on August 8, 2016 in an amount equal to the Holder’s Pro Rata Amount of $300,000. The Company has requested further Controlled Account Release Events on each of September 1, 2016, October 1, 2016 and November 1, 2016 in an amount equal to the Holder’s Pro Rata Amount of $300,000, and if, as and when a future release or releases occur, the Holder shall have been automatically deemed to have waived any Equity Condition Failures with respect to such release.”

•	All Restricted Principal in the Controlled Account in excess of the Holder’s Pro Rata Amount of $1,200,000 shall be immediately returned to Holder, and the amount of the returned Restricted Principal shall be credited against the outstanding principal balance of the Note such that for every $1.05 of Restricted Principal returned, the principal amount of the Note shall be reduced by $1.00.

The Waivers became effective on August 8, 2016 upon entry into waivers by all of the Holders, individually, with the Company.

As of August 12, 2016, $3,464,124 has been returned to the investors.

As of August 12, 2016 3,203,109 shares of our common stock have been issued as a result of the conversion of principal, interest, make-whole and true ups related to the November 2015 Senior Convertible Notes which shall be applied consistent with the conversion notices and for Pre-installment shares, calculation and application of the applicable Installment price and true-up arising therefrom.

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

On May 25, 2016, the Board of Directors of Axion Power International, Inc. appointed Michael J. Corcoran as a director to take the seat vacated by Stanley Hirschman. Mr. Corcoran’s appointment will serve until the formal shareholder election for board members to be held at the Company’s 2016 Annual Meeting. The Board also appointed Mr. Corcoran as the Chair of its Audit Committee.

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

Results of Operations

Summarized selected financial data for the three months ended June 30, 2016 and 2015

	2016	2015	Change	% Change
Net sales	$16,789	$93,510	$(76,721)	82%
Cost of tangible goods sold	91,936	198,523	(106,587)	54%
Cost of goods sold – idle capacity	264,677	457,369	(192,692)	42%
Gross loss	(339,824)	(562,382)	222,558	40%

Research and development expense	171,971	244,410	(72,439)	30%
Selling, general and administrative expense	738,185	896,101	(157,916)	18%
Other (income)	1,640	-	1,640	100%
Operating loss	(1,251,620)	(1,702,893)	451,273	27%

Change in derivative value	3,816	2,489,386	(2,485,571)	99%
Debt discount amortization expense	227,350	-	227,350	100%
Interest expense, note payable	7,189	5,349	1,840	34%
Extinguishment loss on senior notes conversion	123,090	-	123,090	100%
Interest on convertible notes	262,768	1,409	261,359	18,549%
Net loss before income taxes	$(1,875,833)	$(4,199,037)	$2,323,204	55%

Reconciliation of net loss to EBITDA

	2016	2015	Change	% Change
GAAP net loss before income taxes	$(1,875,833)	$(4,199,037)	$2,323,204	55%

Change in derivative value	3,816	2,489,386	(2,485,571)	99%
Debt discount amortization expense	227,350	-	227,350	100%
Interest expense, note payable	7,189	5,349	1,840	34%
Extinguishment loss on senior notes conversion	123,090	-	123,090	100%
Interest on convertible notes	262,768	1,409	261,359	18,549%
Depreciation expense	72,014	78,525	(6,511)	8%
Gain on forgiveness of stock based compensation expense	(34,719)	-	(34,719)	100%
Share based compensation expense	11,856	62,462	70,325	113%
EBITDA (1)	$(1,202,469)	$(1,561,906)	$359,437	23%

Summarized selected financial data for the six months ended June 30, 2016 and 2015

	2016	2015	Change	% Change
Net sales	$30,854	$343,556	$(312,702)	91%
Cost of tangible goods sold	190,470	416,195	(225,725)	54%
Cost of goods sold – idle capacity	614,879	944,697	(329,818)	35%
Gross loss	(774,495)	(1,017,336)	242,841	24%

Research and development expense	343,622	520,665	(177,043)	34%
Selling, general and administrative expense	1,510,193	1,722,309	(212,116)	12%
Other (income)	(34,214)	-	(34,214)	100%
Operating loss	(2,594,096)	(3,260,310)	666,214	20%

Change in derivative value	(765,867)	1,820,850	(2,586,717)	142%
Debt discount amortization expense	1,104,399	-	1,104,399	100%
Interest expense, note payable	10,052	8,646	1,406	16%
Extinguishment loss on senior notes conversion	457,881	-	457,881	100%
Placement agent fees	-	23,826	(23,826)	100%
Interest on convertible notes	541,497	2,777	538,720	19,399%
Net loss before income taxes	$(3,942,058)	$(5,116,409)	$1,174,351	23%

Reconciliation of net loss to EBITDA

	2016	2015	Change	% Change
GAAP net loss before income taxes	$(3,942,058)	$(5,116,409)	$1,174,351	23%

Change in derivative value	(765,867)	1,820,850	(2,586,717)	142%
Debt discount amortization expense	1,104,399	-	1,104,399	100%
Interest expense, note payable	10,052	8,646	1,406	16%
Extinguishment loss on senior notes conversion	457,881	-	457,881	100%
Placement agent fees	-	23,826	(23,826)	100%
Interest on convertible notes	541,497	2,777	538,720	19,399%
Depreciation expense	143,934	157,049	(13,655)	8%
Gain on forgiveness of stock based compensation expense	(34,719)	-	(34,719)	100%
Share based compensation expense	24,099	170,534	(166,154)	98%
EBITDA (1)	$(2,460,782)	$(2,932,727)	$471,945	16%

(1)       EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets.  EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business

Summary of Consolidated Income for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands)

Net Sales

Net sales for the three months ended June 30, 2016 were $17 compared to $94 for the same period in 2015. Net sales for the six months ended June 30, 2016 were $31 compared to $344 for the same period in 2015. We had one customer that accounted for approximately 87% of sales for the six months ended June 30, 2016 as compared to three customers that accounted for approximately 78% of net sales for six months ended June 30, 2015. Sales declined due the Compnay’s decision to discontinue the manufacturing and sales of lead-acid batteries and focus on the continued development of its PbC technology.

Cost of Tangible Goods Sold

The costs of tangible goods sold for the three months ended June 30, 2016 were $92 compared to $199 for the same period in 2015. Cost of goods sold for the six months ended June 30, 2016 were $190, which included and inventory revaluation of $168, compared to $416 for the six months ended June 30, 2015. Cost of goods sold declined in relationship to the decline in sales.

Cost of Goods Sold –Idle Capacity

The costs of goods sold-idle capacity for the three months ended June 30, 2016 was $265 compared to $457 for the three months ended June 30, 2015. The cost of goods sold idle-capacity for the six months ended June 30, 2016 was $615 and $945 for the six months ended June 30, 2015. The decrease in cost of goods sold idle-capacity, resulted primarily from decreased headcount and fixed expenses as well as labor due to decreased manufacturing.

Gross Loss

Gross loss for the three months ended June 30, 2016 was $340 compared to $562 for the same period in 2015. Gross loss for the six months ended June 30, 2016 was $774 compared to $1,017 for the same period in 2015.

Research and Development Expenses

Research and development expense was $172 compared to $244 for the three months ended June 30, 2015. Research and development expenses for the six months ended June 30, 2016 were $344 compared to $521 for the six months ended June 30, 2015. The decrease in research and development expense was due to reduced headcount and reduced inventory use for testing.

General and Administrative Expenses

General and administrative expense for the three months ended June 30, 2016 was $738 compared to $896 for the three months ended June 30, 2015. General and administrative expense for the six months ended June 30, 2016 was $1,510, which included one-time expense of $124 related to the consolidation of our facilities, and increase in expense of $84 for additional consulting service related to the derivative accounting associated with the November 2015 private placement of senior convertible notes, and $75 for related SEC filings. For the same period in 2015 the selling, general and administrative expense was $1,722.

Other Income

The Company recorded other income of $34,214 in 2016 and 0 in 2015. The income was due to the sale of pieces of zero value equipment.

Non-Operating (Income) Expenses

Change in Derivative Valuation

For the three months ended June 30, 2016, the Company recorded expense of $4 versus $2,489 for the same period in 2015. For the six months ended June 30, 2016, the Company had income of $766 compared to expense of $1,821 for the six months ended June 30, 2015.

Debt Discount Amortization Expense

For the three months ended June 30, 2016, the Company recognized an expense of $227 of amortization expense related to the 2015 private placement. For the same period in 2015, there was no amortization expense to record. For the six months ended June 30, 2016, the debt discount amortization expense was $1,104. For the same period in 2015 there was no amortization expense to record.

Extinguishment Loss on Senior Note Conversion

The Company recognized an extinguishment gain of $123 for the three months ended June 30, 2016. There was no extinguishment of debt for the same period in 2015. For the six months ended June 30, 2016 the Company recorded an extinguishment loss of $458. For the same period in 2015 there was no extinguishment of debt.

Interest Expense on Convertible Notes

The Company recognized interest expense of $263 on the senior convertible notes during the three months ended June 30, 2016. During the three months ended June 30, 2015 there was $1 paid in interest. For the six months ended June 30, 2016 there was $541 recognized for interest expense on the senior convertible notes. Of that, $229 was paid in cash while the $332 in was paid through stock conversions. For the same period in 2015, the Company paid $3 in interest expense.

Liquidity and Capital Resources (In Thousands)

Our sources of liquidity have historically been cash generated from issuances of our equity and debt securities. From inception through June 30, 2016, we have generated revenue from operations that was not significant enough to produce an operating profit.

At June 30, 2016, the Company’s working capital was $ (3.6).  The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the fourth quarter of 2016, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the third quarter of 2016. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Working Capital

At June 30, 2016 working capital was $ (3.6) compared to $61 at December 31, 2015.

Cash Flows Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2016 was $2,528 consisting of net cash used by operations of $2,844 offset by $316 provided by changes in operating assets and liabilities. Net cash used by operations for the same period of 2015 was $2,536 consisting net cash used by operations of $ 2,861 offset by $325 provided by changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Cash provided by investing activities for the first half of 2016 was $(3) compared to no cash used for the same period in 2015.

Cash Flows Used in Financing Activities

Net provided by financing activities for the first half of 2016 was $2,199 compared to net cash used by financing activities of $46 for the same period in 2015. Cash provided in 2016 was from the release of restricted cash of $2,464 offset by repayment short term debt of $265. For 2015, net cash used by financing was $46 for repayment of short term debt.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. During the first six months ending June 30, 2016, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2015.

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

ITEM 1A.	RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.78	Form of Amendment Agreement, dated January 28, 2016 (1)

10.79	Form of Waiver (2)

10.80	Waiver and Amendment, dated May 1, 2016 (3)

10.81	Waiver and Amendment dated August 8, 2016 (4)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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

(4) Incorporated by reference from our Current Report on Form 8-K, filed on August 9, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Richard Bogan

Richard Bogan
Principal Executive Officer and Director
Dated: August 15, 2016

/s/ Danielle Baker

Danielle Baker, Principal Financial Officer, Principal Accounting Officer and Director
Dated: August 15, 2016