Form 10-Q
period 2016-09-30
Axion Power International, Inc.
filed 2016-11-15
CIK 1028153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Shares Outstanding at November 11, 2016
Common Stock, $0.005 par value	86,815,173

AXION POWER INTERNATIONAL, INC.

FORM 10-Q

Report Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (unaudited)	December 31, 2015
Assets

Cash and cash equivalents	$301,005	$1,006,743
Restricted cash	610,778	7,150,003
Accounts receivable, net	-	13,057
Other current assets	170,892	378,013
Inventories, net	267,467	279,835
Total current assets	1,350,142	8,827,651

Property and equipment, net	1,558,914	1,771,641

Total assets	$2,909,056	$10,599,292

Liabilities and stockholders’ (deficit)

Accounts payable	$261,522	$361,022
Other liabilities	553,275	790,000
Notes payable	31,526	371,263
Accrued interest convertible notes	130,814	93,755
Subordinated convertible notes	65,000	65,000
Derivative liability	1,572,899	-
Senior convertible notes, net of discount	2,458,047	7,085,818
Total current liabilities	5,073,083	8,766,858

Derivative liability	-	2,153,920
Total liabilities	5,073,083	10,920,778

Stockholders’ (Deficit)
Convertible preferred stock – 12,500,000 shares authorized
Series A preferred – 2,000,000 shares designated, $0.005 par value, 0 shares issued and outstanding	-	-
Common stock – 100,000,000 shares authorized $0.005 par value, 43,006,598 issued and outstanding (9,920 in 2015)	215,036	50
Additional paid-in capital	127,176,804	122,576,282
Retained earnings (deficit)	(129,304,254)	(122,646,205)
Cumulative foreign currency translation adjustment	(251,613)	(251,613)
Total stockholders’ (deficit)	(2,164,027)	(321,486)

Total liabilities & stockholders’ (deficit)	$2,909,056	$10,599,292

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$4,773	$166,980	$35,626	$510,536

Cost of tangible goods sold	(4,069)	233,405	186,401	639,142
Cost of goods sold - idle capacity	255,725	399,172	870,602	1,344,082
Gross loss	(246,883)	(465,597)	(1,021,377)	(1,472,688)

Research and development	130,865	218,948	474,487	719,119
Selling, general and administrative	625,777	609,463	2,135,970	2,362,520
Other expense, (income)	2,724	(4,591)	(31,576)	(4,599)
Operating loss	(1,006,249)	(1,289,417)	(3,600,258)	(4,549,728)

Change in derivative value, (gain), loss	(592,081)	(1,180,861)	(1,357,948)	639,989
Debt discount amortization expense	553,151	238,410	1,657,550	238,410
Interest expense, notes payable	1,425	26,245	11,563	34,891
Extinguishment loss on senior notes conversion	1,420,958	-	1,878,839	-
Premium expense on senior convertible notes	164,958	-	164,958	-
Placement agent warrants	-	-	-	23,826
Interest expense on convertible notes	161,331	1,455	702,828	4,232
Loss before income taxes	(2,715,991)	(374,666)	(6,658,048)	(5,491,076)
Income taxes	-	-	-	-
Net loss	(2,715,991)	(374,666)	(6,658,048)	(5,491,076)
Foreign translation adjustment	-	-	-	1
Comprehensive (loss)	$(2,715,991)	$(374,666)	$(6,658,048)	$(5,491,077)

Basic and diluted net loss per share	$(0.24)	$(44.48)	$(1.72)	$(1,058.01)

Basic and diluted weighted average common shares outstanding	11,383,205	8,424	3,859,865	5,190

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities

Net loss	$(6,658,048)	$(5,491,076)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation expense	216,138	228,969
Change in derivative value (gain) loss	(1,357,948)	639,989
Debt discount amortization expense	1,657,550	238,410
Extinguishment loss on senior note conversions	1,878,839	-
Placement agent warrants	-	23,826
Gain on forgiveness of stock compensation expense	(34,719)	-
Stock-based compensation expense	35,955	244,271
Inventory valuation adjustment	168,265	111,500

Changes in operating assets & liabilities
Accounts receivable, net	13,057	(41,283)
Other current assets	332,782	(19,660)
Inventory	(155,897)	181,033
Accounts payable	(99,500)	153,863
Other current liabilities	(99,530)	148,756
Accrued interest	481,109	28,133
Net cash (used in) operating activities	(3,621,947)	(3,553,269)

Financing Activities
Repayment of notes payable	(3,619,605)	(75,902)
Proceeds from convertible bridge notes	-	510,000
Change in restricted cash	6,539,225	-
Net cash provided by financing activities	2,919,620	434,098

Investing Activities
Capital expenditures	(3,411)	-
Net cash (used in) investing activities	(3,411)	-

Effect of exchange rate on cash	-	-
Net change in cash and cash equivalents	(705,738)	(3,119,171)
Foreign Translation adjustment	-	1
Cash and cash equivalents – beginning of period	1,006,743	3,436,198
Cash and cash equivalents – ending	$301,005	$317,028

Supplemental schedule of cash flow information:
Cash paid for interest	$238,297	$11,007
Cash paid for income taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities:
Landlord lease deposit applied as payment against landlord note payable	$19,297	$-
Common stock issued for principal and interest payments on senior convertible notes	$4,017,067	$-
Common stock issued to settle liability	$-	$9,180
Common stock issued for warrants exercised	$-	$15,681
Reclassification of derivative liability for warrants exercised	$-	$3,500,126
Beneficial conversion feature related to convertible bridge notes	$-	$179,947
Debt discount and OID related to convertible bridge notes	$-	$243,169
Accounts payable converted to promissory note and prepaids	$-	$291,975
Round up shares	$82	$2,914
Insurance premium financed recorded as other asset and other liability	$145,090	$-
Debt Discount reduced due to cash payment on senior convertible notes	$339,458	$-
Other liabilities reduced for fees not owed due to return of cash to investors	$247,437	$-

The accompanying notes are an integral part of these consolidated financial statements.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, statements of income and comprehensive income and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes thereto in the Annual Report on Form 10-K for the year ended December 31, 2015. The results of income and comprehensive income for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results of income and comprehensive income for the Company’s 2016 calendar year.

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

We have again sought approval from our shareholders to effect a reverse split of our common stock in a range of 1-for-100 to 1-for-400 as set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 17, 2016. As stated in the 14A, we have asked our shareholders for their consent no later than November 14, 2016. This reverse split is to increase our stock price and to make shares available for conversion for satisfaction of our November 2015 notes.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 will be effective for the reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

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

September 30, 2016

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

A summary of inventory at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Raw materials	$151,707	$363,559
Work in process	314,357	421,732
Finished goods	8,472	34,581
Inventory reserves	(207,069)	(540,037)
	$267,467	$279,835

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

4.	Warrants

Warrants consist of the following:

	Shares	Weighted average exercise price	Weighted average remaining contract term (years)
Outstanding at January 1, 2016	12,582,352	$1.85	1.97
Granted	-	-	-
Exercised	(10,000)	-	-
Lapsed	(24,521)	113.75	-
Outstanding at September 30, 2016	12,547,831	$1.54	1.22

As of September 30, 2016, there were no Series B warrants classified as derivative liabilities. On April 27, 2016, 10,000 Series B warrants were exercised resulting in the issuance of 29 shares of the Company’s common stock. The remaining 24,521 Series B warrants expired on April 29, 2016. In addition, as of September 30, 2016, there were 11,967,716 warrants also classified as derivative liabilities relating to the November 2015 private placement of senior convertible notes and warrants. We effected a 1-for-400 reverse split of our common stock on July 15, 2016 (as contractually required as a result of needing shares for conversions of our November 2015 notes); however, the number of warrants was not split and instead each warrant is exercisable or convertible into 1/400th of a share of our common stock.

5.	Equity Compensation

The Company adopted ASC 718 “Compensation – Stock Compensation" whereby employee-compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”.  The measurement date for fair value of the equity instruments is determined by the earlier of (i) the date at which commitment for performance by the vendor or consultant is reached, or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

The stock based compensation expense for the nine months ended September 30, 2016 and 2015 was $35,955 and $244,771 of which $0 and $112,793 was for independent directors’ compensation in lieu of cash, respectively. In May 2016, the Board of Directors chose to forgive the previously reported $19,719 owed in Director’s fees for the fourth quarter of 2015, as well as forgive the $15,000 stock compensation for consulting services also reported for the fourth quarter of 2015.

Outstanding compensatory options consist of the following based on grant date:

		Weighted Average
	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	38	$104,600	$34,832	4.9	$-
Granted	-	-	-	-	-
Forfeited or lapsed	(2)	977,012	359,868	-	-
Outstanding at September 30, 2016	36	$90,454	$26,936	4.2	$-
Exercisable at September 30, 2016	30	$112,317	$31,925	3.8	$-

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Non-vested compensatory options consist of the following based on grant date:

	All Options
	Shares	Fair Value
Subject to future vesting at January 1, 2016	10	$10,445
Granted	-	-
Forfeited or lapsed	-	-
Vested	(4)	8,125
Subject to future vesting at September 30, 2016	6	$8,869

As of September 30, 2016, there was $46,620 of unrecognized compensation related to non-vested options granted under the plans. The Company expects to recognize this expense over a weighted average period of 1.25 years. We have not granted any options in 2016.

6.	Earnings (Loss) Per Share

Basic loss per share is computed by dividing loss available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share are computed by assuming that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which the market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If the Company had generated earnings during the nine months ended September 30, 2016 and 2015, the Company would have added 482,659,713 and 68 respectively, of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. The Company had unexercised Series B warrants of 34,521 outstanding as of September 30, 2015. The remaining unexercised outstanding 34,521 Series B warrants would have added 98 common shares as permitted by the Amendment to the original warrant agreement.

7.	Other Income

For the nine months ended September 30, 2016, the Company recognized $31,576 in other income. The Company sold various pieces of zero value equipment.

8.	Notes with Landlords

At December 31, 2015, the Company had a balance of $237,600 in notes with its landlords for its two New Castle facilities, which was settled as of September 30, 2016. As per the note agreement the Company made payments of $25,000 per month to Becan Development and the final payment due in April was reduced by the original $19,297 lease deposit. In addition to the principal payments, Becan Development also received $2,300 in interest. As per the note agreement with S&S Partnership, the Company made monthly installment payments of $17,200 for a total of $137,600 in principal payments. The Company also paid $12,592 of accrued interest. As of April 1, 2016, the Company has moved from the Greenridge facility as planned and consolidated to the Clover Lane facility.

At September 30, 2016 there is no principal or remaining interest outstanding.

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

The fair value of the warrants, issued in connection with the Subordinated Notes is $304,000 in the aggregate and was calculated using the Black-Scholes-Merton option pricing model with the following assumptions: (i) expected life of 5 years, (ii) volatility of 80%, (iii) risk free interest rate of 0.75% and (iv) dividend yield of zero.

The outstanding principal balance at September 30, 2016 and December 31, 2015, related to the Subordinated Notes is $65,000. The subordinated notes remain outstanding as a result of a verbal agreement with the noteholders to continue to extend the maturity thereof.

10.	Public offering of common stock, Series A warrants and Series B warrants

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 53,572 shares of common stock ("Common Stock"), together with Series A warrants to purchase 53,572 shares of its Common Stock ("Series A Warrants") and Series B warrants to purchase 1,875,000 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $113.75.  The Series A Warrants may be exercised for a period of five years and have an exercise price of $113.75 per share of Common Stock. The Series B Warrants were originally exercisable for a period of 15 months from the date of closing and expired on April 29, 2016 (due to an extension) and had an exercise price of $113.75 per share of Common Stock. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 8,036 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. The Company has also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s common stock and Series A Warrants are now listed on the OTCQB Capital Market under the symbols “AXPW” and “AXPWW”, respectively. On June 15, 2015, as the result of an agreement with the holders of our Series A warrants and Series B warrants, we adjusted the terms of our Series A warrants so that the exercise price was reduced to $.50, which number was changed to $17.50 as a result of our July 14, 2015 1-for -35 reverse stock split. The Series A warrants were not further reverse-split as a result of our July 2016 1:400 reverse split and instead each warrant is exercisable into 1/400 th of a share of our common stock. The Series B warrants were not subject to the 1-for-35 reverse split.

On April 26, 2016, 10,000 Series B warrants were exercised and 29 shares of the Company’s common stock were issued. As of September 30, 2016 there are no Series B warrants. The remaining 24,521 unexercised Series B warrants expired on April 29, 2016.

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

As of September 30, 2016 and December 31, 2015, the fair value of the Series B warrants was estimated to be $0 and $35,764, respectively.

The change in the fair value of the Series B warrant liability for the nine months ended September 30, 2016 is as follows:

Fair
Value
Series B warrant liability, January 1, 2016	$35,764
Revaluation of remaining Series B warrants	(35,159)
Series B warrants exercised	(605)
Series B warrant liability, September 30, 2016	$-

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

The change in fair value of the Series B warrant liability for the nine months ended September 30, 2015 is a follows:

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

11.	Description of the 2015 Private Placement

On November 4, 2015, we entered into a financing transaction for the sale of convertible notes and warrants issued by us with gross proceeds of $9,000,000 to us. Upon closing of the sale of the notes and warrants, which occurred on November 5, 2015, we received cash proceeds of $1.85 million and deposited an additional $7,150,000 into a series of control accounts in our name. Under the original terms of the notes, we are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1 million on each 30-day anniversary of the commencing on the 30 th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes. As a result of the January 28, 2016 amendments to the notes, another $1.8 million was released on that date, and the balance of $5.35 million was to be released in 8 equal monthly installments commencing on May 2, 2016 (subsequently amended to be May 6, 2016), subject to terms and conditions set forth in the notes.

We received approximately $1,790,000 in net proceeds at closing, which occurred on November 5, 2015, after deducting our placement agent’s legal fee of $60,000. Offering expenses, including our placement agent’s fee, were approximately $183,750, which were paid out of operating cash at Closing. At each release of funds starting on May 6, 2016, we were to receive approximately $620,000 in net proceeds, after deducting our placement agent’s fee of $50,000, if equity conditions (certain stock price and volume and other conditions set forth in the loan documents from our November 5, 2015) were met. As a result of a further waiver and amendment entered into on May 1, 2016, the equity conditions were waived with respect to a release of $310,000 to us on May 6, 2016. Further, the waiver and amendment (i) waives equity conditions for our ability to make all installment and preinstallment payments in stock through May 6, 2017, and (ii) reduces the preinstallment and installment conversion prices to 75% of an average vwap price over the five trading days preceding the date of issuance. In June of 2016 an additional $355,000 was released.

In the third quarter of 2016 and subsequently, we received the following releases from the control accounts as follows: July $668,866, August $305,889, September $305,889 and October $288,889.

The initial conversion price of the notes was $492.00 per share (for optional conversions only and not Company amortization payments), and the initial exercise price of the 10,975,608 warrants was $1.29 per share (and post reverse split, each warrant is exercisable into 1/400th of a share of our common stock).

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

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

The conversion feature fair value is determined at inception and for each reporting date using a “with” and “without” analysis, based on the payoff structure of the notes. The same key assumptions utilized in the warrants valuation were considered in the conversion feature fair value,

Using the Calibration model, to calculate the mark to market value at September 30, 2016, the following key assumptions were utilized in both the valuations of the notes and warrants as follows: (i) risk free interest rate 0.29%, (ii) credit spread 125%, (iii) volatility 41.57%, and (iv) stock price $0.01.

Derivative liability relating to the 2015 Private Placement

The change in the fair value of the 2015 Private Placement derivative liability is as follows:

Private Placement derivative liability, January 1, 2016	$2,118,156
Change in derivative value gain	(1,357,948)
Loss on forward shares	812,691
Private Placement derivative liability September 30, 2016	$1,572,899

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

Interest

The notes bear interest at the rate of 9% per annum and are compounded4 monthly, on the first calendar day of each calendar month. The interest rate will increase to 18% per annum upon the occurrence and continuance of an event of default (as described below). Interest on the notes is payable in arrears on each installment date (as defined below). If a holder elects to convert or redeem all or any portion of a note prior to the maturity date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If we elect to redeem all or any portion of a note prior to the maturity date, all accrued and unpaid interest on the amount being redeemed will also be payable. The amount of interest due at any time is the amount of any interest that, but for any conversion, installment conversion, acceleration or redemption hereunder on such given date, would have accrued with respect to the conversion amount or installment amount being converted or redeemed under the note at the interest rate for the period from such given date through the maturity date of the note.

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

As a result of the amendment agreements entered into by us with each selling stockholder on January 28, 2016, an additional $1,800,000 was released from the controlled accounts on January 28, 2016, starting on May 2, 2016, and continuing for seven consecutive months thereafter on the 1 st business day of each such month $667,500 would have been released in total from the controlled accounts. As a result of a further waiver and amendment entered into on May 1, 2016, the equity conditions were waived with respect to a release of $310,000 to us on May 6, 2016. Further, the waiver and amendment (i) waives equity conditions for our ability to make all installment and preinstallment payments in stock through May 6, 2017, and (ii) reduces the preinstallment and installment conversion prices to 75% of an average vwap price over the five trading days preceding the date of issuance. An additional $355,000 was released in June 2016. In the third quarter of 2016 and subsequently, we received the following releases from the control accounts as follows: July $ 668,866, August $ 305,889, September $305,889 and October $288,889.

On August 10, 2016, $3,464,124 from the restricted cash accounts was released from the control accounts and returned to the investors on a pro rata basis based upon the original principal amount of the notes issued to each investor. Of the funds released, $3,299,166 was applied against the $9,363,530 notes and the additional $164,957 was applied as a 5% redemption premium to the investors. The placement agent fees have been reduced by an amount of $247,437 due to the cash repayment on the senior convertible notes. In addition, the debt discount recorded on the senior convertible notes was reduced by $339,458 as a result of the cash payment made.

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2016

(unaudited)

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2016

(unaudited)

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

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2016

(unaudited)

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

•	All Restricted Principal in the Controlled Account in excess of the Holder’s Pro Rata Amount of $1,200,000 shall be immediately returned to Holder, and the amount of the returned Restricted Principal shall be credited against the outstanding principal balance of the Note such that for every $1.05 of Restricted Principal returned, the principal amount of the Note shall be reduced by $1.00.

The Waivers became effective on August 8, 2016 upon entry into waivers by all of the Holders, individually, with the Company.

2015 Private Placement Debt Rollforward:

Balance- January 1, 2016	$7,085,818
Conversion of senior convertible notes	(3,573,412)
Cash repayment of senior convertible notes	(3,299,166)
Amortization of senior convertible notes	2,244,807
Balance- September 30, 2016	$2,458,047

During the nine months ended September 30, 2016, the Company has issued 37,509,851 shares of its common stock to convert $3,573,412 of principal. In addition on September 30, 2016, the Company issued 4,453,568 shares of common stock for $272,046 interest and 1,133,546 shares of common stock for $171,613 make whole interest. The Company will be required to issue additional true-up shares which cannot be calculated at this time. During the nine months ended September 30, 2016, the Company recognized an extinguishment loss of $2,043,797 on the conversions of the senior convertible notes. The loss is determined based on the difference between the conversion price as calculated on the installment date versus the previously calculated price on the notice date.

As of November 11, 2016 86,638,138 shares of our common stock have been issued as a result of the conversion of principal, interest, make-whole and true ups related to the November 2015 Senior Convertible Notes which shall be applied consistent with the conversion notices and for Pre-installment shares, calculation and application of the applicable Installment price and true-up arising therefrom. Until and unless we are able to make more shares available for conversion of the notes, we will be unable to meet our obligations to repay the notes, and we will likely be unable to obtain the remaining $321,889 in the control accounts.

12.	Related party transactions

During the first nine months of 2016, the Company engaged the services of a marketing firm to provide branding and web site development at a cost of $138,338. We engaged the firm to further provide sales and marketing services for the full year at an estimated cost of $115,000. The principal of this firm is our Chief Executive Officer’s brother in law; however, neither our Chief Executive Officer nor his immediate family has any direct or indirect interest in the marketing firm. At September 30, 2016, the balance owed to this firm was $13,750 which is included in the Company’s accounts payable balance.

At September 30, 2016, the Company’s accounts payable balance included $76,540 as a result of related party transactions. Of those transactions, $59,593 was for consulting fees associated with the previous CEO, $13,750 was for marketing services of which the principal of the firm is our Chief Executive Officer's' brother in law, however, neither our Chief Executive Officer nor his immediate family has any direct or indirect interest in the marketing firm, and $3,197 was for employee related travel expense reimbursement. At September 30, 2015, the Company’s accounts payable balance included $64,976 in related party transactions. Of those transactions $59,593, was for fees associated with the previous CEO, $623 was for director related meeting fees, and $4,760 was for employee related travel expense reimbursement.

At September 30, 2016, the subordinated notes, all held by related parties had a balance of $65,000. Accrued interest payable on the subordinated was approximately $18,000.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2016

(unaudited)

13.	Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2016 the Company’s working capital was $(3,723) million. The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the fourth quarter of 2016, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the fourth quarter of 2016. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

14.	Subsequent events

Resignation of Auditor

On October 11, 2016, the Company was advised by its independent registered accounting firm, Mayer Hoffman McCann P.C. (“Mayer Hoffman”), of its intention to not seek re-appointment as the Company’s independent registered public accounting firm for the year ending December 31, 2016 and to cease serving as the Company’s independent registered public accounting firm upon completion of the review of the Company’s unaudited financial statements for the quarter ended September 30, 2016.

Mayer Hoffman’s reports on the financial statements of the Company for each of the past two fiscal years have neither contained an adverse opinion or a disclaimer of opinion, nor been qualified or modified as to uncertainty, audit scope or accounting principles, except that, the reports included an explanatory paragraph with respect to the uncertainty as to the Company’s ability to continue as a going concern. During the past two fiscal years and in the subsequent interim period through October 11, 2016, there were (i) no disagreements with Mayer Hoffman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mayer Hoffman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports, and (ii) there were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Shareholder Approval Sought for Reverse Split

On October 17, 2016, we filed a Definitive Proxy Statement on Schedule 14A seeking approval from our shareholders for another reverse split of our common stock in a ratio of at least 1-for-100 but not to exceed 1-for-400 (with the final ratio to be determined by our Board). The deadline for shareholder approval of this reverse stock split was November 14, 2016; however, as of November 9, 2016, we had not received the requisite number of votes for a Quorum of shares under Delaware law to approve or not approve the reverse split proposal, so we, have extended the solicitation period until November 30, 2016, at 5:00 pm EST. If our shareholders do not approve the reverse split, we will be required to further seek approval consistent with our contractual obligations. Without this reverse split we are unable to provide additional shares of our common stock for issuance upon conversion notes issued in the November 2015 private placement.

AXION POWER INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

September 30, 2016

(unaudited)

Execution of Non Binding Letter Of Intent

Effective on November 1, 2016, Axion Power International, Inc. entered into a non binding Tri-Party Letter of Intent with Fengfan Co. Ltd. of Baoding, China (SH. 600482) and LCB International Inc. of BVI, regarding the sale of Axion’s PbC technology in China, Taiwan, Hong Kong and Macau to Fengfan and LCB, along with non-exclusive licensing rights in North America. The IP package includes the sale of Axion’s five PbC patents in China; nonexclusive license to its 15 PbC patents in the United States; and will give Fengfan and LCB access to all of Axion’s intellectual property rights to PbC technology for use in a wide variety of applications, from automotive to energy storage.

The Letter of Intent, calls for a $5 million cash infusion into Axion over a 24-month period. As a result of the signing of this Letter of Intent, Fengfan will make an initial cash down payment of $250,000 to Axion by December 1, 2016 upon receiving regulatory approvals.

Concurrent with the signing of this Letter of Intent and the receipt of the $250,000, the three parties are targeting a definitive Tri-Party Agreement by the end of January 2017. Once finalized, quarterly payments to Axion are anticipated to begin in the first quarter of 2017. Then, starting one year following achievement of agreed-upon PbC volume production goals, or agreed-to PbC battery performance and cost objectives, Axion will receive a royalty of two percent of Fengfan’s net sales of PbC batteries in Greater China and North America, with a guaranteed annual minimum of $1 million.

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

Business targets and objectives

During 2015, our business objectives were aimed at providing PbC batteries, electronics and systems to meet a variety of consumer and business needs. To achieve these objectives, the overall business strategy includes collaborative working relationships that could allow the following to occur:

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

The nearer term market opportunities in 2015 were the non-vehicle targets and significant work is in process to:

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

Our plan to reach these objectives over 2016 is comprised of the following:

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

On February 2016, we initiated the following specific business strategies:

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

 We continue to develop third party PbC battery suppliers that could manufacture batteries using our PbC technology, and selling energy storage systems. We believe that this streamlined effort with regard to our carbon negative electrode manufacturing, as well as consolidation of our facilities and refocus of our business initiatives, will provide us with the best opportunity to commercialize our technology and thereby provide the potential to improve our financial condition, cash flow and market presence. It is our primary goal to become the leading supplier of carbon electrode assemblies for the global lead – acid battery industry.

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

Board of Directors

In January 2016, D. Walker Wainwright resigned as a Director. Effective February 1, 2016, our board appointed Robert A. Maruszewski as a Director to take the seat vacated by Mr. Wainwright. Mr. Maruszewski’s appointment will serve until the formal shareholder election for board members to be held at the Company’s 2018 Annual Meeting. Stanley A. Hirschman was appointed as a Director and Audit Committee Chairman also effective as of February 1, 2016.

Effective as of February 1, 2016, Donald Farley has resigned from responsibilities as interim CEO but shall remain as our Chairman and our Director. Also, effective as of February 1, 2016, Richard H. Bogan was appointed as our chief executive officer.

Effective April 21, 2016, Stanley Hirschman resigned as a director and chairman and member of the Audit Committee of Axion Power International, Inc. (the “Company”) due to his inability to devote the time and resources necessary to continue in his role as a director. On April 25, 2016, the Company’s Board of Directors appointed Richard Bogan, its Chief Executive Officer, as its Chairman in addition to being its CEO, and Donald Farley, as its Vice Chairman. The Board also appointed Michael Kishinevsky as the interim chairman of its Audit Committee.

Effective May 25, 2016, the Board of Directors of Axion Power International, Inc. appointed Michael J. Corcoran as a director to take the seat vacated by Stanley Hirschman. Mr. Corcoran’s appointment will serve until the next formal shareholder meeting. The Board also appointed Mr. Corcoran as the Chair of its Audit Committee.

Effective as of September 2, 2016, Axion Power International, Inc. (the “Company”) entered into an employment contract with Richard Bogan, its Chief Executive Officer pursuant to a written Executive Employment Agreement (the “Executive Employment Agreement”). The following summarizes the material terms of the Employment Agreement:

•	The term of the Employment Agreement begins effective as of September 1, 2016 and continues until August 31, 2019;

•	Mr. Bogan will receive an annual salary of $300,000 during the term of the Executive Employment Agreement;

•	If Mr. Bogan’s employment is terminated (i) other than for cause or for good reason, the Company shall pay him an aggregate severance amount equal to his base salary for the remainder of the term of this employment agreement or one year, whichever is shorter but in no event less than six (6) months plus any accrued and unused vacation for the current year and accrued but unpaid bonus if defined objectives have been achieved.

•	The agreement also states that the Company will immediately and automatically pay Mr. Bogan the sum of $600,000 upon a change in control, which is defined as (i) a transaction or series of related transactions resulting in a 40% or greater change in ownership of the Company’s equity on a fully diluted basis (other than as a result of conversion of the senior convertible notes issued by the Company in November 2015); or (ii) a sale or other disposition of all or substantially all of the assets of the Company (or consummation of a series of related transactions having the same effect).

•	Mr. Bogan will receive stock options as determined by the Board of Directors upon receipt of consent from the investors in the November 2015 financing as required by the agreements entered into in connection therewith; and

•	In connection with the Executive Employment Agreement, Mr. Bogan signed an agreement regarding confidential information and non-competition (the “Non-Competition Agreement”) whereby Mr. Bogan and the Company agree, for a period of two years after the termination of Mr. Bogan’s employment with the Company, that:

Mr. Bogan will not render services to Conflicting Organizations (as defined therein) or with respect to Conflicting Products (as defined therein) without written assurances to the Company that such services will not be rendered in connection with any Conflicting Product; If, within one month after the termination of Mr. Bogan’s employment with the Company, he is unable to find employment due solely to the Non-Competition Agreement, the provisions of the Non-Competition Agreement will continue in effect so long as the Company continues to pay Mr. Bogan an amount equal to his base pay at the time of his termination (the “Termination Payments”). The Termination Payments will continue for a period of 23 months or until the Company gives Mr. Bogan written permission to accept conflicting employment or a written waiver of the provisions of the Non-Competition Agreement; and

If, after the termination of Mr. Bogan’s employment with the Company, he accepts other employment but due solely to the Non-Competition Agreement his gross monthly income in such other employment is less than his base pay at termination, the Company will pay Mr. Bogan the difference between his base pay at termination and his gross monthly income in such other employment.

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

The three most significant financial metrics for our business are:

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

Results of Operations

Summarized selected financial data for the three months ended September 30, 2016 and 2015

	2016	2015	Change	% Change
Net sales	$4,773	$166,980	$(162,207)	97%
Cost of tangible goods sold	(4,069)	233,405	(237,474)	102%
Cost of goods sold – idle capacity	255,725	399,172	(143,447)	36%
Gross loss	(246,883)	(465,597)	218,714	47%

Research and development expense	130,865	218,948	(88,083)	40%
Selling, general and administrative expense	625,777	609,463	16,314	3%
Other (income)	2,724	(4,591)	7,315	159%
Operating loss	(1,006,249)	(1,289,417)	283,168	22%

Change in derivative value	(592,081)	(1,180,861)	588,780	50%
Debt discount amortization expense	553,151	238,410	314,741	132%
Interest expense, note payable	1,425	26,245	(24,820)	95%
Extinguishment loss on senior notes conversion	1,420,958	-	1,420,958	100%
Premium expense on senior convertible notes	164,958	-	164,958	100%
Interest on convertible notes	161,331	1,455	159,876	10,988%
Net loss before income taxes	$(2,715,991)	$(374,666)	$(2,341,325)	625%

Reconciliation of net loss to adjusted EBITDA

	2016	2015	Change	% Change
GAAP net loss before income taxes	$(2,715,991)	$(374,666)	$(2,341,325)	625%

Change in derivative value	(592,081)	(1,180,861)	588,780	50%
Debt discount amortization expense	553,151	238,410	314,741	132%
Interest expense, note payable	1,425	26,245	(24,820)	95%
Extinguishment loss on senior notes conversion	1,420,958	-	1,420,958	100%
Premium expense on senior convertible notes	164,958	-	164,958	100%
Interest on convertible notes	161,331	1,455	159,876	10,988%
Depreciation expense	72,204	71,920	284	.4%
Share based compensation expense	11,856	103,737	(91,881)	89%
Adjusted EBITDA (1)	$(922,189)	$(1,113,760)	$191,571	17%

Summarized selected financial data for the nine months ended September 30, 2016 and 2015

	2016	2015	Change	% Change
Net sales	$35,626	$510,536	$(474,910)	93%
Cost of tangible goods sold	186,401	639,142	(452,741)	71%
Cost of goods sold – idle capacity	870,602	1,344,082	(473,480)	35%
Gross loss	(1,021,377)	(1,472,688)	451,311	31%

Research and development expense	474,487	719,119	(244,632)	34%
Selling, general and administrative expense	2,135,970	2,362,520	(226,550)	10%
Other (income)	(31,576)	(4,599)	(26,977)	587%
Operating loss	(3,600,258)	(4,549,728)	949,470	21%

Change in derivative value	(1,357,948)	639,989	(1,997,937)	312%
Debt discount amortization expense	1,657,550	238,410	1,419,140	595%
Interest expense, note payable	11,563	34,891	(23,328)	67%
Extinguishment loss on senior notes conversion	1,878,839	-	1,878,839	100%
Premium expense on senior convertible notes	164,958	-	164,958	100%
Placement agent fees	-	23,826	(23,826)	100%
Interest on convertible notes	702,828	4,232	698,596	16,507%
Net loss before income taxes	$(6,658,048)	$(5,491,076)	$(1,166,972)	21%

Reconciliation of net loss to adjusted EBITDA

	2016	2015	Change	% Change
GAAP net loss before income taxes	$(6,658,048)	$(5,491,076)	$(1,166,972)	21%

Change in derivative value	(1,357,948)	639,989	(1,997,937)	312%
Debt discount amortization expense	1,657,550	238,410	1,419,140	595%
Interest expense, note payable	11,563	34,891	(23,328)	67%
Extinguishment loss on senior notes conversion	1,878,839	-	1,878,839	100%
Premium expense on senior convertible notes	164,958	-	164,958	100%
Placement agent fees	-	23,826	(23,826)	100%
Interest on convertible notes	702,828	4,232	698,596	16,507%
Depreciation expense	216,138	228,969	(12,831)	6%
Share based compensation expense	35,955	244,271	(208,316)	85%
Adjusted EBITDA (1)	$(3,348,165)	$(4,076,488)	$728,323	18%

(1)       EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets.  EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business

Summary of Consolidated Income for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands)

Net Sales

Net sales for the three months ended September 30, 2016 were $5 compared to $167 for the same period in 2015. Net sales for the nine months ended September 30, 2016 were $36 compared to $511 for the same period in 2015. We had one customer that accounted for approximately 87% of sales for the nine months ended September 30, 2016 as compared to three customers that accounted for approximately 68% of net sales for nine months ended September 30, 2015. Sales declined due the Company’s decision to discontinue the manufacturing and sales of lead-acid batteries and focus on the continued development of its PbC technology.

Cost of Tangible Goods Sold

The costs of tangible goods sold for the three months ended September 30, 2016 were $(4) compared to $233 for the same period in 2015. Cost of goods sold for the nine months ended September 30, 2016 were $186, which included and inventory revaluation of $168, compared to $639 for the nine months ended September 30, 2015 which included an inventory revaluation of $111,500. Cost of goods sold declined for the three and nine months ended September 30, 2016 due to a reduced sales as well as the write off of expired warranty costs.

Cost of Goods Sold –Idle Capacity

The costs of goods sold-idle capacity for the three months ended September 30, 2016 was $256 compared to $399 for the three months ended September 30, 2015. The cost of goods sold idle-capacity for the nine months ended September 30, 2016 was $871 and $1,344 for the nine months ended September 30, 2015. The decrease in cost of goods sold idle-capacity, resulted primarily from decreased headcount and fixed expenses as well as labor due to decreased manufacturing.

Gross Loss

Gross loss for the three months ended September 30, 2016 was $247 compared to $466 for the same period in 2015. Gross loss for the nine months ended September 30, 2016 was $1,021 compared to $1,473 for the same period in 2015. The variance in gross loss for both the three and nine months ended September 30, 2016 is due primarily to the headcount reductions mentioned above as well as decreased revenue, decreased cost of goods sold and decreased cost of idle capacity.

Research and Development Expenses

Research and development expense was $131 compared to $219 for the three months ended September 30, 2015. Research and development expenses for the nine months ended September 30, 2016 were $474 compared to $719 for the nine months ended September 30, 2015. The decrease in research and development expense was due to reduced headcount and reduced inventory use for testing.

General and Administrative Expenses

General and administrative expense for the three months ended September 30, 2016 was $626 compared to $609 for the three months ended September 30, 2015. General and administrative expense for the nine months ended September 30, 2016 was $2,136, which included one-time expense of $150 related to the consolidation of our facilities, and increase in expense of $130 for additional consulting service related to the derivative accounting associated with the November 2015 private placement of senior convertible notes, and $120 for related SEC filings. For the same period in 2015 the selling, general and administrative expense was $2,363

Other Income

The Company recorded other income of $31,576 in 2016 and $4,599 in 2015. The income was due to the sale of pieces of zero value equipment.

Non-Operating (Income) Expenses

Change in Derivative Valuation

For the three months ended September 30, 2016, the Company recorded gains of $592 and $1,181 for the same period in 2015. For the nine months ended September 30, 2016, the Company recorded a gain of $1,358 compared to a loss of $640 for the nine months ended September 30, 2015.

Debt Discount Amortization Expense

For the three months ended September 30, 2016, the Company recognized an expense of $553 of amortization expense related to the 2015 private placement. For the same period in 2015, amortization expense was $238. For the nine months ended September 30, 2016, the debt discount amortization expense was $1,658. For the same period in 2015 amortization expense was $238.

Extinguishment Loss on Senior Note Conversion

The Company recognized an extinguishment loss of $1,421 for the three months ended September 30, 2016. There was no extinguishment of debt for the same period in 2015. For the nine months ended September 30, 2016 the Company recorded an extinguishment loss of $1,879. For the same period in 2015 there was no extinguishment of debt.

Premium Expense on Senior Convertible Notes

The Company paid a premium in the amount of $165 related to the cash pay down on the senior convertible notes for both the three and nine months ended September 30, 2016. There was no premium paid for the same period in 2015.

Interest Expense on Convertible Notes

The Company recognized interest expense of $161 on the senior convertible notes during the three months ended September 30, 2016. During the three months ended September 30, 2015 there was $1 of interest expense. For the nine months ended September 30, 2016 there was $703 recognized for interest expense on the senior convertible notes. Of that, $229 was paid in cash while the $444 in was paid through stock conversions. For the same period in 2015, the Company recorded $4 in interest expense.

Liquidity and Capital Resources (In Thousands)

Our sources of liquidity have historically been cash generated from issuances of our equity and debt securities. From inception through September 30, 2016, we have generated revenue from operations that was not significant enough to produce an operating profit.

At September 30, 2016, the Company’s working capital was $ (3,723). The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the fourth quarter 2016, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the fourth quarter 2016. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Working Capital

At September 30, 2016 working capital was $ (3,723) compared to $61 at December 31, 2015.

Cash Flows Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2016 was $3,622 consisting of net cash used by operations of $4,094 offset by $472 provided by changes in operating assets and liabilities. Net cash used by operations for the same period of 2015 was $3,553 of which $4,004 was used to fund the operation of the business offset by $451 which was provided by operating assets and liabilities.

Cash Flows Used in Financing Activities

Net provided by financing activities for the nine months ended September 30, was $2,919 compared to net cash provided of $434 for the same period in 2015. Cash provided in 2016 was from the release of restricted cash of $6,539 offset by repayment short term debt of $3,620. For 2015, net cash provided was $510 in proceeds from Convertible Bridge Notes with $76 being used to repay short term debt.

Cash Flows Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $(3) compared to no cash used for the same period in 2015.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. During the first nine months ending September 30, 2016, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2015.

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

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 except as set forth below:

As a result of our November 2015 financing, we have experienced and continue to experience significant dilution to our stock both in the number of shares being issued and continued decline in our stock price.

Reducing the number of outstanding shares of our common stock through the reverse stock split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, general market conditions and the market perception of our company, may adversely affect the market price of our common stock. As a result, there can be no assurance that the reverse stock split, if completed, will result in the intended benefits described above, that the market price of our common stock will increase following the reverse stock split or that the market price of our common stock will not decrease in the future. Additionally, we cannot assure you that the market price per share of our common stock after a reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. Accordingly, the total market capitalization of our common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split. Our third reverse stock split with a 1:400 ratio was effected on July 15, 2016, which was approved by the shareholders on June 27, 2016 as a result of the Definitive Proxy Statement on Schedule 14A filed by the Company on May 25, 2016. The Company listed as its primary goal raising the stock price to the $1 to $3 range and providing sufficient authorized and unissued shares to satisfy its obligations with respect to the November 2015 Notes. While it was temporarily successful, as a result of continued conversions of these Notes pursuant to the terms of these Notes (which calls for the conversion price to be set at 75% of the then current market price), the stock price quickly decreased and is now less than $0.02, thus necessitating the currently proposed reverse stock split. As of November 10, 2016 we did not have sufficient shares of stock voted in order to approve or not approve the reverse stock split, so we have extended the period of the solicitation until November 30, 2016. If the reverse split does not gain approval, we are contractually required to again seek approval, which we may not receive. While we will attempt to work out an alternative resolution with the investors, we cannot assure you if we will be able to do so or upon what terms. We cannot assure you that the currently proposed reverse stock split will not result in dilution of the magnitude experienced as a result of the July 2016 stock split.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.78	Form of Amendment Agreement, dated January 28, 2016 (1)

10.79	Form of Waiver (2)

10.80	Waiver and Amendment, dated May 1, 2016 (3)

10.81	Waiver and Amendment dated August 8, 2016 (4)

10.82	Executive Employment Agreement for Richard Bogan, dated September 2, 2016 (5)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)

32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Statement of Principal Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

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

(3) Incorporated by reference from our Current Report on Form 8-K, filed on May 2, 2016

(4) Incorporated by reference from our Current Report on Form 8-K, filed on August 9, 2016

(5) Incorporated by reference from our Current Report on Form 8-K filed on September 9, 2016

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

/s/ Richard Bogan

Richard Bogan
Principal Executive Officer and Director
Dated: November 14, 2016

/s/ Danielle Baker
Danielle Baker, Principal Financial Officer and Principal Accounting Officer
Dated: November 14, 2016

