Form 10-K
period 2016-12-31
Axion Power International, Inc.
filed 2018-07-13
CIK 1028153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

Commission File Number 001-22573

AXION POWER INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	65-0774638
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

3601 Clover Lane
New Castle, Pennsylvania	16105
(Former address of principal executive offices)	(Zip Code)

PO Box 9366 Boardman, Ohio	44513 (Zip Code)
(Correct mailing address)

Registrant’s telephone number, including area code	(724) 856-0552

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934

Emerging growth company. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was June 30, 2016.

The number of shares of outstanding common stock of the registrant as of July 9, 2018 is 95,954,549.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1 Our Business

Overview

We strive to be an innovative energy solutions company that has previously pioneered the development of carbon/lead batteries. We have also developed the know-how and engineering expertise to integrate our advanced batteries into energy storage systems, renewable energy systems, off-grid applications, automotive and other applications. Our PbC batteries and battery components, which utilize activated carbon for the battery’s negative electrode, have application in a variety of energy storage systems.

In 2016, Axion changed its strategy and business model from a manufacturing and capital investment intensive lead-acid battery production and marketing company with an investigative interest in PbC carbon electrode technology to an asset-light PbC technology, research and development, intellectual property licensing and royalty streaming company.

Recognizing and reflecting this fundamental business model and market strategy change, Axion – in 2016 – significantly adjusted downward (to market value) the asset valuation of its property, plant and equipment as well as its inventories.

Despite continued exhaustive efforts by Axion’s management, no shareholder value enhancing opportunities have come to fruition. During 2016, Axion unsuccessfully explored multiple potential shareholder value enhancing opportunities with other similar worldwide businesses. In addition, in 2015 the Company unsuccessfully explored potential opportunities to enhance shareholder value.

The focus of these endeavors to enhance shareholder value was to identify potential joint venture or merger partners as well as sell and/or license Axion’s intellectual property and to monetize Axion’s $70+million net operating losses.

Only one potential business partner emerged as a result of these efforts – a tri-party non-binding letter of intent with Fengfan Co. Ltd., Baoding, China and LCB, Hong Kong, China - which was initially signed October 31, 2016 and subsequently revised and signed May 23, 2017.

Axion first issued a press release on November 1, 2016 announcing the signing of the $5 million non-binding tri-party letter of intent between Fengfan, Axion & LCB to exclusively license Axion’s intellectual property in the People’s Republic of China and initiate the joint development of further enhancements to Axion’s proprietary PbC technology.

The Company received from Fengfan an initial $250,000 cash payment on June 14, 2017 resulting from the revised tri-party letter of intent.

****

The Company’s former office was located at 3601 Clover Lane, New Castle, PA 16105 until February 2018. The website is www.axionpower.com and the telephone number is (724) 856-0552. The current mailing address is PO Box 9366 Boardman, OH 44513.

Axion’s website and the information contained thereon, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this annual report. You should not rely on our website or any such information in making your decision whether to purchase our common stock. All other trademarks or trade names referred to in this annual report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report are referred to without the R and TM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We own various U.S. federal trademark registrations and applications, and unregistered trademarks and service-marks, including PbC R, our corporate Axion logo and PowerCube TM.

Axion Power Corporation, our wholly owned subsidiary, was formed in September 2003 to acquire and develop certain innovative battery technology. Since inception, Axion Power Corporation has been engaged in research and development of new technology for the production of our PbC advanced lead carbon batteries. On December 31, 2003, Axion Power Corporation engaged in a reverse acquisition with Tamboril Cigar Company, a public shell company whereby Axion Power Corporation became a wholly owned subsidiary of Tamboril, which changed its name to Axion Power International, Inc. Tamboril was originally incorporated in Delaware in January 1997 and operated a wholesale cigar business until December 1998, after which date it was an inactive public shell until the reverse acquisition and subsequent name change to Axion Power International, Inc.

The Energy Storage Industry

According to “Energy Storage Industry Gaining Momentum,” New York Times, October 25, 2015, “as energy policies, technologies and markets shift to encourage the growth of renewable power plants, rooftop solar and decentralized systems like microgrids, storage is gaining more investment and interest while regulators are moving to require its inclusion in renewable energy developments and wholesale electricity markets.” The article further states whether to smooth out variations in the output from wind and solar farms, feed power to the grid at times of peak demand or store it for use when renewable plants or the grid go down, utilities, islands and big institutions like the military are experimenting with different battery systems and chemistries. We strive to have our technology included in the handful of systems capable of consistently, competently and cost effectively providing solutions to meet these needs.

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

During 2015 and 2016, our business objectives/goals were aimed at providing PbC batteries, electronics and energy storage systems to meet a variety of consumer and business needs. To achieve these objectives/goals, the overall business strategy included collaborative working relationships that could allow the following to occur:

●	Contract manufacture of batteries using our proprietary PbC electrodes thereby allowing us to solely focus on the PbC electrode manufacture.
●	Distribution of PbC batteries and product systems by established commercial organizations to allow shorter time to market.
●	Licensing of PbC products to established companies for use in their systems design and sale to broaden the acceptance of the technology.
●	Territorial intellectual property and applications licensing to facilitate global expansion and development of PbC uses beyond the capabilities of limited Axion resources.
●	Fully transition the Axion business model to a PbC Technology Development/R&D Licensing, Royalty Streaming and PbC Battery Contract Manufacturing Company.

As noted in Axion’s March 31, 2017 SEC Form 8K, Fengfan’s “missed commitments and delays have caused the Company significant financial hardship”. Without any further identifiable sources of capital and any follow through from our proposed Chinese partner, these objectives/goals have not been achieved into early 2018.

We have attempted to continue our work with the Chinese partner or to seek an alternative business solution. Since January 1, 2017, we have contacted and engaged in substantive discussions with over a dozen potential business partners for joint venture, outright purchase of the Company or other business combination transactions, and to date, other than our continued efforts to develop a viable PbC battery with Fengfan in China, we have met with no success in establishing an ongoing business development opportunity for our products.

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

With the inclusion of our non-Faradaic proprietary activated carbon negative electrode, the mechanism known as sulfation is eliminated. Therefore, our PbC battery maintains maximum charge acceptance, while conventional lead–acid batteries show significant charge acceptance decline early in use (a difference of up to 2 orders of magnitude).

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

A unique performance characteristic of our carbon electrode technology is its innate ability to self-equalize the voltage of all energy storage components without a separate battery management system. In a series string all battery modules are forced to work in unison. If individual battery modules’ voltages are allowed to rise beyond the voltage of their counterparts, these modules will become subject to extreme overcharge and will likely fail. Conversely, if individual battery modules’ voltages are allowed to drop below the voltage of their counterparts, they will become subject to extreme over-discharging during operation and will likely fail. Ultimately, our PbC technology, when used in high energy series string applications (notably grid-tied energy storage systems) provides longer life, higher power, higher energy, fewer battery replacements, limited down-time and lower cost compared to lead-acid and lithium battery strings.

Development History

In February 2006, we commenced operations at our former Clover Lane facility in New Castle, PA. We utilized this space to manufacture our PbC and specialty lead-acid battery products and to continue to produce and test prototypes which incorporate our PbC technology. The Clover Lane plant allowed us to manufacture lead-acid batteries for sale under the Axion brand name; to manufacture for third parties under specific contract arrangements; or to manufacture prototypes of PbC batteries for testing by our customers. During 2015, we exited the manufacture and sale of Axion brand name lead-acid batteries and sold our legacy antique and racing car battery product lines. This sale was made in conjunction with our strategy to focus our future business solely on our PbC technology and product lines.

In November 2010, we expanded into our Green Ridge facility, which is less than ½ mile from our Clover Lane facility in New Castle, PA, to house offices, research & development, carbon electrode manufacturing and warehousing. A new robotic carbon electrode manufacturing line was installed at our Green Ridge Road facility which provided the manufacturing framework and capability for improvements in our quality, cost and ability to deliver our proprietary carbon electrodes. As part of our comprehensive 2015 restructuring efforts to reduce cash burn, we relocated our robotic manufacturing equipment, labs and offices to the Clover Lane facility from Green Ridge. This relocation was completed in the first half of 2016.

There are no manufacturing activities taking place, and there is no intention to resume manufacturing.

Recent Developments

Over the course of 2016, we took significant measures to cut costs, consistent with the Company’s change of strategy and business model.

The cost cutting measures included reduction in manufacturing personnel to a headcount of seven employees at year end 2016, a total write-off of finished goods & raw materials inventory, and a write-down to fair market value of the Company’s property and equipment.

At November 23, 2016, seven manufacturing employees were laid off, leaving seven office workers as of year-end 2016, who were subsequently laid off on January 13, 2017.

In May 2017, a revised non-binding tri-party letter of intent was renegotiated and signed on May 23, 2017. Axion received Fengfan’s specified $250,000 in “earnest money” payments on June 14, 2017. Since that time, we have tirelessly endeavored to communicate, negotiate, while during this time sending Axion engineering personnel to China to co-develop in China PbC batteries. Additionally, we shipped new PbC batteries and PbC electrodes for testing in China. Further, we developed a detailed and specific work plan for success in China with Fengfan. Axion’s concerted effort to enhance our business relationship with Fengfan, was consistent with the May 23rd tri-party letter of intent.

To provide a clear road map to guide our joint work with Fengfan, Axion developed an interim agreement to the tri-party letter of intent. On September 29, 2017 Axion delivered to Fengfan an engineering services agreement with a detailed statement of work. Axion conducted, over the September and October 2017 time period, at least 7 joint conference calls with Fengfan senior and engineering management. Nonetheless, Axion has yet to receive a substantive and affirmative response which would indicate Fengfan’s intent to move toward a definitive long term working relationship.

With the help of Axion’s other partner LCB, the Company began significant and detailed discussions with Fengfan management as to how best to accelerate the finalization of the $5 million formal joint venture Tri-Party letter of intent. Detailed discussions and negotiations proceeded well into the month of August 2017. As result and given Fengfan management’s expressed enthusiasm (at the time) to complete – timely - the $5 million tri-party letter of intent, Axion proposed to Fengfan in September 2017 a detailed engineering services agreement with a detailed statement of work to clearly shape the deliverables for the time period October 2017 through early 2018. This agreement was designed to provide an adjunct/interim step to the final definitive $5 million tri-party letter of intent.

This engineering services agreement specified two $250,000 payments (November 2017 and January 2018) to be made by Fengfan to Axion as part of the final definitive tri-party letter of intent. In Axion’s numerous discussions with Fengfan it was made clear that the final definitive tri-party letter of intent was to be completed in the 1st Quarter of 2018. In addition, this engineering services agreement expressly detailed several trips by Axion engineering staff to Baoding, China, plus reciprocal and collaborative trips to New Castle, PA by Fengfan’s engineers. Throughout September and October 2017, the Company held detailed weekly conference call discussions with Fengfan’s management and engineering staff as to their next steps in testing Axion’s PbC batteries and finalizing the tri-party letter of intent and executing the interim engineering services agreement.

After considerable and concerted direct conversations, with the help of LCB, during the months of October, November and December 2017, Axion has been unable to establish whether or not Fengfan management would perform consistent - with their frequent and multiple pledges - to execute the interim engineering services agreement and move to complete the final tri-party letter of intent.

As previously stated, throughout 2016, 2017 and early 2018, Axion - in addition with our work with Fengfan – the Company specifically initiated over two dozen other detailed and focused attempts to partner, sell, merge, reverse merge, and/or joint venture with other worldwide organizations. As of 2018, only Fengfan has revealed some level of interest in partnering with Axion, evidenced with their signing of the non-binding letter of intent (October 2016 and revised May 2017) and payment to Axion of $250,000 in June 2017.

To date, the Company has continued to explore other opportunities; however, nothing has come to fruition.

Axion was last advised, April 25, 2018, that Fengfan Executive Management will decide in July 2018 as to their intentions to proceed with Axion’s PbC battery joint development in China. These numerous delays, lack of action and disappointing behavior on behalf of Fengfan has caused considerable harm to Axion’s financial condition.

Our Sales and Marketing Strategy

Due to our inability to successfully market and sell our PbC product, and our inability to secure and preserve business opportunities, our sole remaining opportunity at this time is the joint venture potential with Fengfan. See discussions of our relationship and history with Fengfan, described elsewhere in this annual report.

Our Patents and Intellectual Property

We own 14 issued U.S. patents at the date of this report covering various aspects of our PbC technologies, and we typically have a number of patent applications in process at any point in time. There is no assurance that any of the pending patent applications will ultimately be granted. Our issued patents are:

●	U.S. Patent No. 9,251,969 (expires May 2032) – Process for the Manufacture of Carbon Sheet for an Electrode

●	U.S. Patent No. 6,466,429 (expires May 2021) - Electric double layer capacitor

●	U.S. Patent No. 6,628,504 (expires May 2021) - Electric double layer capacitor

●	U.S. Patent No. 6,706,079 (expires May 2022) - Method of formation and charge of the negative polarizable carbon electrode in an electric double layer capacitor

●	U.S. Patent No. 9,350,024 (expires May 2032) – Improves white carbon battery current collector shielding with ported packet.

●	U.S. Patent No. 7,110,242 (expires February 2021) - Electrode for electric double layer capacitor and method of fabrication thereof

●	U.S. Patent No. 7,119,047 (expires February 2021) - Modified activated carbon for carbon for capacitor electrodes and method of fabrication thereof

●	U.S. Patent No. 7,569,514 (expires May 22, 2021) - Method of Fabrication of Modified Activated Carbon

●	U.S. Patent No. 7,881,042 (expires March 2027) – Cell Assembly for an Energy Storage Device using PTFE Binder in Activated Carbon Electrodes

●	U.S. Patent No. 7,998,616 (expires February 2028) – Negative Electrode for a Hybrid Energy Storage Device

●	U.S. Patent No. 8,023,251 (expires November 2028) – Hybrid Energy Storage Device and Method of Making Same

●	U.S. Patent No. 8,192,865 (expires October 2027) – Negative Electrode for a Hybrid Energy Storage Device

●	U.S. Patent No. 8,202,653 (expires February 2028) – Electrode Grid Structure

●	U.S. Patent No. 8,347,468 (expires February 2031) – Method of Making a Current Collector

Presently, we have no obligation to pay any royalties or license fees with respect to the commercialization of our PbC device technology, and we are not subject to any field of use restrictions. We believe our patents and patent applications, along with our trade secrets, know-how and other intellectual property are necessary to our success.

Our ability to compete effectively with other companies will depend on our ability to maintain and protect the PbC device intellectual property and technology. If we had the resources, we would plan to file additional patent applications in the future. However, the degree of protection offered by our existing patents or the likelihood that our future applications will be granted, or the degree of protection afforded by future patents, if granted, is uncertain. Competitors in both the United States and foreign countries, many of which have substantially greater resources and have made substantial investment in competing technologies, may have, or may apply for and obtain patents that may prevent, limit or interfere with our ability to make and sell products based on our PbC device technology. Competitors may also intentionally infringe on our patents. The prosecution and defense of patent litigation is both costly and time-consuming, even if the outcome is favorable to us. An adverse outcome in the defense of a patent infringement suit could subject us to significant liabilities to third parties and prevent us from using all or any portion of the technology covered by such a patent. Although third parties have not asserted any infringement claims against us to date, there is no assurance that third parties will not assert such claims in the future.

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

Our Competition

Our PbC technology is competitive with technologies being developed by a number of new and established companies engaged in the manufacture of energy storage components, devices and systems. In addition, many universities, research institutions and other companies are developing advanced electrochemical energy storage technologies including:

●	symmetric supercapacitors;

●	asymmetric supercapacitors with organic electrolytes;

●	nickel metal hydride batteries;

●	lithium-ion batteries;

●	other advanced lead-acid devices; and

●	flow batteries.

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

Our competitors with more diversified product offerings may be better positioned to withstand changing market conditions. Some of our competitors own, partner with, or have longer term or stronger relationships with suppliers of raw materials and components, which could result in these competitors being able to obtain raw materials on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business.

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

As of December 31, 2016, we employed a full-time staff of 7, including a three-member scientific and engineering team, and four people involved with day to day operations. We are not subject to any collective bargaining agreements, and we believe we have a good relationship with our employees.

As of December 31, 2017, and July 12, 2018, as a result of our continued inability to secure a transaction with Fengfan or find other viable alternatives, we employed a skeleton staff of four people.

Description of Properties

On March 10, 2013, we exercised our option for a five-year renewal on our lease on existing space at our manufacturing plant located at 3601 Clover Lane in New Castle, Pennsylvania. The Clover Lane facility lease was terminated February 16, 2018 six weeks prior to the original scheduled termination date. We had utilized this space to manufacture our PbC and specialty lead-acid battery products and to continue to produce and test PbC prototypes. In 2016, with the Company’s restructuring plan, the PbC electrode robotic production line, was completely relocated to the Clover Lance facility along with labs and offices formerly housed in the Green Ridge facility.

Item 1A Risk Factors

Not required for a smaller reporting company.

Item 2 Properties

As of December 31, 2016 and 2015, the Company had one and two leased properties, respectively 1) 3601 Clover Lane, New Castle, PA, and 2) 209 Greenridge Rd New Castle, PA 16105. The Company’s lease for 209 Greenridge Rd property expired April 2016. At that time all operations were consolidated into the Clover Lane property. The Clover Lane facility lease was terminated February 16, 2018 six weeks prior to the original scheduled termination date. We currently do not own or lease any real property. The Company’s PO Box 9366 is its current mailing address and employees work remotely.

Item 3 Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

However, on August 15, 2017, the Company received a complaint from six former hourly employees claiming the Company owed them collectively $35,445 for unpaid severance. Axion has retained the services of Peter Horne, Esquire, New Castle, PA to defend the Company. Legal fees paid to date are $4,925. On October 31, 2017 the District Court found in favor of the Company and denied the former hourly employee’s claim. On November 18, 2017, three of the six former hourly employees (claiming severance of $22,500) appealed the Court’s decision. On April 13, 2018 the Court of Common Pleas of Lawrence County found in favor of the Company and denied the three former hourly employees’ claims. On April 17, 2018 these three former hourly employees filed a Motion for Leave of the Court so as to amend their complaint. On June 15, 2018, by Order of the Court, the Plaintiffs’ motion to amend their complaint was granted. The Plaintiffs have 30 days in which to file their amended complaints. On July 6, 2018, the Court of Common Pleas of Lawrence County, PA., accepted the Plaintiffs’ amended complaint. The Company has twenty (20) days to respond.

Item 4 Mine Safety Disclosures

Not applicable.

PART II

Item 5     Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Period	High	Low
First Quarter 2015	$14,984.00	$492.00
Second Quarter 2015	$5,040.00	$368.00
Third Quarter 2015	$1,680.00	$408.00
Fourth Quarter 2015	$904.00	$256.00
First Quarter 2016	$380.00	$18.40
Second Quarter 2016	$34.00	$4.48
Third Quarter 2016	$6.80	$0.09
Fourth Quarter 2016	$0.0415	$0.01
First Quarter 2017	$0.009	$0.0075
Second Quarter 2017	$0.012	$0.009
Third Quarter 2017	$0.0113	$0.0076
Fourth Quarter 2017	$0.0080	$0.0048
First Quarter 2018	$0.0070	$0.0068
Second Quarter 2018	$0.0072	$0.0043

On July 9, 2018, the sale price for our common stock as reported on OTCQB was $.0072 per share.

Securities outstanding and holders of record

On July 9, 2018, there were 347 shareholders of record for our common stock and 95,954,549 shares of our common stock outstanding.

Dividends

We have never paid dividends.

Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying consolidated financial statement notes appearing elsewhere in this Annual Report on Form 10-K for the years ended December 31, 2016 and 2015.

Business targets and objectives

During 2016, our business objectives comprised the following:

●	Complete ongoing cost cutting, and increased efficiency measures

●	Continue to identify and work with strategic partners to reach business objectives

●	Commence initiative to obtain corporate and brand identity and increase market awareness of technology and products through effective public relations and marketing campaign

●	Detailed and rigorous cost and expense management to maximize efficient use of our cash flow and create opportunities for business development

●	Development of “value-added” strategic partnership plan with third parties, teaming agreements and joint ventures to derive business development and production opportunities with more established and better capitalized entities to develop business and production opportunities for our products

In 2016, Axion changed its strategy and business model from a heavy manufacturing and capital investment intensive lead-acid battery production & marketing company with an investigative interest in PbC carbon electrode technology to an asset light PbC technology, research and development, intellectual property licensing & royalty streaming company

In the 4th quarter of 2016 our lead-acid battery manufacturing operations ceased.

Board of Directors

In January 2016, D. Walker Wainwright resigned as a Director. Effective February 1, 2016, our board appointed Robert A. Maruszewski as a Director to take the seat vacated by Mr. Wainwright. Mr. Maruszewski’s appointment will serve until a formal shareholder election for board members can be held. Stanley A. Hirschman was appointed as a Director and Audit Committee Chairman also effective as of February 1, 2016.

Effective as of February 1, 2016, Donald Farley resigned from his responsibilities as interim CEO, but remained as the Company’s Chairman and Director. Also, effective as of February 1, 2016, Richard H. Bogan was appointed as our chief executive officer.

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

Effective as of September 1, 2016, Axion Power International, Inc. (the “Company”) entered into an employment contract with Richard Bogan, its Chief Executive Officer pursuant to a written Executive Employment Agreement (the “Executive Employment Agreement”). The following summarizes the material terms of the Employment Agreement:

●	The term of the Employment Agreement begins effective as of September 1, 2016 and continues until August 31, 2019;

●	Mr. Bogan will receive an annual salary of $300,000 during the term of the Executive Employment Agreement;

●	If Mr. Bogan’s employment is terminated (i) other than for cause or for good reason, the Company shall pay him an aggregate severance amount equal to his base salary for the remainder of the term of this employment agreement or one year, whichever is shorter but in no event less than six (6) months plus any accrued and unused vacation for the current year and accrued but unpaid bonus if defined objectives have been achieved.

●	The agreement also states that the Company will immediately and automatically pay Mr. Bogan the sum of $600,000 upon a change in control, which is defined as (i) a transaction or series of related transactions resulting in a 40% or greater change in ownership of the Company’s equity on a fully diluted basis (other than as a result of conversion of the senior convertible notes issued by the Company in November 2015); or (ii) a sale or other disposition of all or substantially all of the assets of the Company (or consummation of a series of related transactions having the same effect).

●	In connection with the Executive Employment Agreement, Mr. Bogan signed an agreement regarding confidential information and non-competition (the “Non-Competition Agreement”) whereby Mr. Bogan and the Company agree, for a period of two years after the termination of Mr. Bogan’s employment with the Company, that:

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

Mr. Bogan has voluntarily deferred salary as follows: $10,385 for 2016 and $253,452 for the year 2017. During fiscal 2017, Mr. Bogan received $46,548 in salary and $50,000 in 2018.

Other Related Events

The Company’s reverse stock split proposal, as set forth in the Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 17, 2016, did not receive the approval of the requisite number of shares to constitute shareholder approval under Delaware law.

The Company previously reported that it was to receive a $250,000 cash payment on or about December 1, 2016 from its prospective Chinese partner (Fengfan Co.Ltd). However, in December 2016, this prospective Chinese partner determined that its Chairman was to visit Axion’s principal offices on January 9, 2017, and the Company expected receipt of the $250,000 shortly thereafter. This $250,000 payment was not made until June 2017.

The first, of these significant and financially impactful delays was communicated to Axion’s shareholders - in an 8-K issued December 16, 2016 - noting the non-receipt of the pledged $250,000 down payment by the potential Chinese Partner which, per the October 2016 letter of intent, was scheduled for December 1, 2016. In addition, the Company was subsequently advised that the Chairman of our potential partner (Fengfan) would make a visit to Axion’s principal offices on January 9, 2017, and the pledged $250,000 down payment would be received shortly thereafter.

Subsequently, Fengfan announced another change/delay and in a Form 8-K filed on December 22, 2016 the Company advised that the potential Chinese partner’s visit would be rescheduled for early to mid-February 2017. This rescheduling caused further and continued damage to Axion’s financial condition as both the receipt of the pledged $250,000 down payment and the anticipated $875,000 quarterly payments to Axion, specified as part of a final $5 million tri-party agreement did not occur.

The Chinese delegation (Chairman plus six senior scientists and marketing leaders) visited Axion’s Headquarters on February 26, 2017 for a detailed PbC technology review.

Fengfan’s numerous schedule changes, missed pledged payments/commitments, and overall delays have caused the Company significant financial hardship. Alternatively, Axion continued its aggressive exploration for other potential business partnership alternatives.

During 2016, Axion has been unable to realize its desired business goals due to: a) the numerous and critical delays by our Chinese Partner (Fengfan Co. Ltd), b) the extremely competitive energy storage marketplace, c) decreasing prices and increased performance of alternative energy storage technologies such as lithium-ion, d) the long-term nature of and intensive capital investment required for multiyear return on investment for large grid frequency regulation projects, e) Axion’s aging GEN III PbC battery technology, and f) Axion’s inability to raise sufficient cash in a timely manner to withstand these market place forces.

As of June 14, 2017, the Company received the long awaited $250,000 deposit from its Chinese joint venture partner Fengfan Co. Ltd. The Company was informed by Fengfan that the delay in receipt of the $250,000 was the result of bureaucratic procedures within the Chinese taxation authorities which needed to clear the transaction before the funds could be wired from the Bank of China, - Peoples Republic of China - to Axion’s domestic bank in Pennsylvania. Throughout this process, the Company worked closely with its Chinese counterparts.

As noted previously, during the 2015, 2016, 2017 through early 2018, Axion initiated over 30 separate efforts to identify shareholder enhancing transactions. Except for Fengfan’s interest in partnering with the Company, all other efforts have failed. While the Company is still attempting to conclude a transforming transaction, it is clear - despite exhaustive efforts - that the only remaining potentially viable alternative is a transaction with Fengfan.

The Company expects a clear indication of Fengfan’s intentions by the end of July 2018. Absent Fengfan’s clear answer with respect to a positive collaborative effort going forward and its absolute commitments to provide agreed to and pledged funding, the Company will be forced to conclude its remaining operations and wind down its affairs.

Key Performance Indicators, Material Trends and Uncertainties

Our demonstration projects entail extended periods of time to assess our energy devices over multiple charge and discharge cycles.

The four most significant financial objectives for our business are:

●	Revenue growth of our PbC technologies.

●	Achieving a cost and performance capability of our PbC battery that is equal to or better that $200/KwH

●	Extracting an acceptable and competitive level of operating profit from our revenue (as measured by EBITDA).

●	Ensuring we have sufficient capital to fund our short and long-term business requirements.

Axion, collaborating with Fengfan, endeavors to continue to enhance, develop, and perfect our PbC products through working with targeted prospective customers and potential partners.

Results of Operations

Summarized selected statement of operations data for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Net Sales	$58,203	$600,482
Cost of tangible goods sold	460,209	1,162,687
Cost of goods sold – idle capacity	1,125,152	1,671,173
Gross loss	(1,527,158)	(2,233,378)

Research and development	457,708	944,362
Selling, general and administrative	2,823,907	3,016,346
Loss on impairment of property and equipment	1,183,962	—
Loss on impairment of other assets	62,236	—
Other (income) expense	(29,651)	(401,737)
Operating loss	(6,025,320)	(5,792,349)

Change in value of conversion feature senior notes, (gain)	479,920	—
Change in value of Series B warrants, (gain)	(35,764)	605,555
Change in value warrants, senior convertible notes	—	59,262
Gain on deposit for technology license	—	(250,000)
Debt discount amortization expense	2,277,712	982,258
Interest expense, notes payable	18,855	119,061
Placement agent warrants	—	23,826
Interest expense on convertible notes	1,791,642	57,433
Net loss	$(10,557,685)	$(7,389,744)

Reconciliation of net loss to EBITDA

	2016	2015
GAAP net loss	$(10,557,685)	$(7,389,744)
Plus: Interest expense, note payable	18,855	119,061
Depreciation expense	288,342	300,888
Stock based compensation	45,279	258,009
Impairment of assets	1,246,198	—
Change in value of conversion feature senior notes	479,920	—
Change in value of Series B warrants	(35,764)	605,555
Change in value warrants, senior convertible note	—	59,262
Debt discount amortization expense	2,277,712	982,258
Placement agent warrants	—	23,826
Interest expense on convertible debt	1,791,642	57,433
EBITDA (1)	$(4,445,501)	$(4,983,452)

(1)	EBITDA, a non-GAAP financial measure, is defined as earnings before interest expense and interest income, taxes, depreciation, amortization, share based compensation, derivative revaluations, and impairment of assets. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Summary of Operating Results for the Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015

Net Sales

Net sales for the year ended December 31, 2016 were $.06 million compared to $0.6 million for the same period in 2015. We had three customers that accounted for 66.0% of sales in 2015. Decreased sales in 2016 can be attributed to the completion of a contract manufacturing agreement related to the legacy product lines and unrelated to our PbC business.

Cost of Tangible Goods Sold

Cost of tangible goods sold for the year ended December 31, 2016 were $0.5 million compared to $1.2 million for the same period in 2015. The decrease in tangible goods sold resulted primarily from a decrease in net sales.

Cost of Goods Sold – Idle Capacity

Cost of goods sold – idle capacity for the year ended December 31, 2016 was $1.1 million compared to $1.7 million for the same period in 2015. The cost of goods sold – idle capacity did not see a comparable decline with product costs, due to the decrease in production and no significant change in fixed manufacturing costs.

Gross Loss

Gross loss for the year ended December 31, 2016 was $1.5 million. Gross loss for the year ended December 31, 2015 was $2.2 million.

Research and Development

Research and development expenses for the year ended December 31, 2016 were $0.5 million compared to $0.9 million for the same period in 2015, primarily due to a decrease in headcount and consulting expenses.

Selling, General and Administrative

Selling, general and administrative expenses for the year ended December 31, 2016 were $2.8 million compared to $3.0 million for the same period in 2015. The change was due to the execution of planned lower spending in most areas of general and administrative costs.

Operating Loss

The resulting operating loss for the year ended December 31, 2016 was $6.0 million as compared to $5.8 million for the same period in 2015.

Other (Income) Expense

In 2015, the Company recorded a gain of $0.25 million on a non-refundable deposit made by LCB International, Inc., as a result of the June 2015 binding letter of intent.

Other income for the year ended December 31, 2016 was $0.03 million compared to $0.4 million for the same period in 2015.

The change in value of conversion feature senior notes for the year ended December 31, 2016 was an $479,920 loss compared to $0 for the same period in 2015. The change was due to the fair value mark-to-market adjustment.

The change in value of Series B warrants for the year ended December 31, 2016 was a $35,764 gain compared to a $605,555 loss for the same period in 2015. The change was due to the fair value mark-to-market adjustment.

Change in value warrants, senior convertible notes for the year ended December 31, 2016 was $0 compared to a $59,262 loss for the same period in 2015. The change was due to the fair value mark-to-market adjustment.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity and debt securities. From inception through December 31, 2016 and subsequently, we have not generated revenue from operations that was significant enough to produce an operating profit or positive cash flow from operations. We presently do not have enough available cash to meet our obligations over the next twelve months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities.

We incurred negative operating cash flows in the 2016 and 2015 fiscal years. As a result, our auditors have raised substantial doubt about our ability to continue as a going concern. There can be no assurance that required future financing can be successfully completed on a timely basis, or on terms acceptable to us. Any future issuance of equity securities could cause dilution to our shareholders. Any incurrence of indebtedness would increase our debt service obligations and would cause us to be subject to restrictive operating and financial covenants.

Cash, Cash Equivalents, and Working Capital

At December 31, 2016, we had cash and cash equivalents of $0.2 million. At December 31, 2015, we had $1.0 million of cash and cash equivalents. At December 31, 2016, working capital deficit was $7.9 million compared to a working capital of $0.1 million at December 31, 2015. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

At December 31, 2016 the Company also had $0.0 million compared to $7.15 million at December 31, 2015 in restricted cash. These accounts were established as part of the November 2015 private placement, and the funds deposited therein represent the balance of the $9.0 million proceeds of the private placement which were not released to the Company at the November 2015 closing.

Cash Flows Used by Operating Activities

In 2016, $4.1 million was used for operating activities. Of the net cash used in 2016, $6.3 million was used to fund the operations of the business while $2.2 million was generated from changes in operating assets and liabilities. Of the net cash used of $4.2 million in 2015, $4.8 million was used to fund the operations of the business while $0.6 was generated from changes in operating assets and liabilities.

Cash Flows Used by Investing Activities

There was no significant cash used for investing activities for year ended December 31, 2016. There was no cash used for investing activities for year ended December 31, 2015.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $3.3 million compared to net cash provided by financing activities of $1.7 million for the same period in 2015. Cash from financing activities is being used to fund ongoing operations and working capital. The primary sources of net cash provided by financing activities in 2016 and 2015 are described in the section below – Significant Financing Arrangements.

Significant Financing Arrangements

On November 4, 2015, we entered into a financing transaction for the sale of convertible notes and warrants issued by us with gross proceeds of $9,000,000 to us. Upon closing of the sale of the notes and warrants, we received cash proceeds of $1.85 million and deposit of an additional $7.15 million into a series of control accounts in our name. We are permitted to withdraw funds from our control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1.0 million on each 30-day anniversary of the commencing on the 30th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes. We received approximately $1.7 million in net proceeds at closing, which occurred on November 5, 2015, after deducting our placement agent’s fee of $138,750. Offering expenses, other than our placement agent’s fee, were approximately $100,000, which were paid out of the proceeds at Closing. As a result of the January 28, 2016 amendment agreements, we received an additional $1.8 million on that date. During 2016, we received approximately $7.2 million and made repayments of $3.5 million in relation to the convertible notes.

On August 31, 2017, the Company signed a Securities Purchase Agreement to sell Series B convertible preferred shares to multiple buyers and raised $400,000 from four institutional investors which had previously invested in the Company. The 465 convertible preferred shares were authorized by the Company’s Board of Directors and an amendment to its Certificate of Incorporation was filed in Delaware on or about August 30, 2017. The Series B preferred shares vote alongside the Company’s common stock with each shares entitled to the whole number of votes equal to the number of shares of Common Stock equal to the Conversion Amount of the Preferred Shares then held by such holder; divided by $0.0080, provided however that the amount of votes held through any voting securities of the Corporation, including the Series B Preferred Stock, by any Holder, together with such Holder’s Attribution Parties, shall not exceed 9.99% of the voting power of the Company. The shares of Series B preferred stock are convertible into common stock at the stated value per share of $1,000 plus any late charges divided by a conversion price of $0.008 per share. The preferred stock contains standard provisions for full ratchet antidilution and the like. The Series B preferred stock is senior in terms of ranking to any other series of preferred stock of the Company and shall be paid in full in terms of a liquidation before any payment with respect to any junior preferred or common stock. The Company also agreed to make payments of 25% of all cash proceeds to the purchasers of the Series B preferred stock up to the purchase price of the preferred stock and any late fees thereon.

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

Derivative Financial Instruments: The Company’s objective in using derivative financial instruments is to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 “ Derivatives and Hedging – Contracts in Entity’s own Equity “. The estimated fair value of derivative liabilities is calculated using either the Black-Scholes-Merton method, the Monte Carlo simulation model or the binomial tree model where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as income or expense in the consolidated statement of operations and comprehensive loss.

Inventory: Inventory is recorded at the lower of cost or net realizable value and adjusted as appropriate for changes in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, current and projected sales activity, inventory costs and composition to determine appropriate reserve levels.

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred, or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement. Sales on account are approved only for credit-worthy customers; otherwise payment is generally received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, if terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s delivery site or the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.

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

Stock-Based Compensation: Stock-based compensation related to employee and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505-50 “Equity -Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on undiscounted future cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AXION POWER INTERNATIONAL, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Axion Power International, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statement of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Axion Power International, Inc. and Subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has experienced recurring operating losses and does not have sufficient funding to continue planned operations twelve months from the date of this report. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP

New York, NY

July 12, 2018

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

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

April 12, 2016

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$200,489	$1,006,743
Restricted cash	—	7,150,003
Accounts receivable, net of allowance for bad debt of $21,345 for the years ended December 31, 2016 and 2015	—	13,057
Other current assets	75,019	378,013
Inventory, net of inventory reserves of $465,196 and $540,037 for the years ended December 31, 2016 and 2015	—	279,835
Total current assets	275,508	8,827,651

Property and equipment, net of accumulated depreciation of $2,363,267 and 2,074,926 for the years ended December 31, 2016 and 2015	302,748	1,771,641
TOTAL ASSETS	$578,256	$10,599,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$298,621	$361,022
Other liabilities	862,744	790,000
Notes payable	31,526	371,263
Accrued interest convertible notes	269,612	93,755
Subordinated convertible notes	65,000	65,000
Derivative liability	2,598,076	—
Senior convertible notes, net of discount of $0 and $2,277,712 as of December 31, 2016 and 2015	4,017,797	7,085,818
Total current liabilities	8,143,376	8,766,858

Derivative liability	—	2,153,920
Total liabilities	8,143,376	10,920,778

Stockholders’ Deficit
Convertible preferred stock-12,500,000 shares authorized Series A preferred – 2,000,000 shares designated, $0.005 par value, 0 shares issued and outstanding	—	—
Common stock – 100,000,000 shares authorized $0.005 par value, 95,954,549 issued and outstanding (9,920 in 2015)	479,773	50
Additional paid in capital	125,410,610	122,576,282
Accumulated deficit	(133,203,890)	(122,646,205)
Other comprehensive income	(251,613)	(251,613)
Total stockholders’ deficit	(7,565,120)	(321,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$578,256	$10,599,292

The accompanying notes are an integral part of these audited consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2016	2015

Net sales	$58,203	$600,482

Cost of tangible goods sold	460,209	1,162,687
Cost of goods sold - idle capacity	1,125,152	1,671,173
Gross loss	(1,527,158)	(2,233,378)

Research and development	457,708	944,362
Selling, general and administrative	2,823,907	3,016,346
Loss on impairment of property and equipment	1,183,962	—
Loss on impairment of other assets	62,236	—
Other income	(29,651)	(401,737)
Operating loss	(6,025,320)	(5,792,349)

Change in value of conversion feature senior notes	479,920	—
Change in value of Series B warrants	(35,764)	605,555
Change in value warrants, senior convertible notes	—	59,262
Gain on deposit for technology license	—	(250,000)
Debt discount amortization expense	2,277,712	982,258
Interest expense, notes payable	18,855	119,061
Placement agent warrants	—	23,826
Interest expense on convertible notes	1,791,642	57,433
Loss before income taxes	(10,557,685)	(7,389,744)
Income taxes	—	—
Net loss	(10,557,685)	(7,389,744)

Comprehensive loss	$(10,557,685)	$(7,389,744)

Basic and diluted net loss per share	$(0.44)	$(1,158.94)

Basic and diluted weighted average common shares outstanding	23,957,757	6,376

The accompanying notes are an integral part of these audited consolidated financial statements

Axion Power International, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For Year Ended December 31, 2016 and 2015

	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Deficit
Balance at January 1, 2015	517	$3	$118,452,072	$(115,256,461)	$(251,613)	$2,944,001
Stock issued for Series B warrants exercised	7,840	40	(40)	—	—	—
Reclassification of derivative liability for warrants exercised	—	—	3,500,126	—	—	3,500,126
Stock based compensation	106	1	267,188	—	—	267,189
Placement agent warrants	—	—	23,826	—	—	23,826
Beneficial conversion feature related to bridge notes	—	—	179,947	—	—	179,947
Debt discount related to convertible bridge notes	—	—	153,169	—	—	153,169
True-Up rounding shares for Reverse Stock Split	1,457	6	(6)	—	—	—
Net Loss and comprehensive loss	—	—	—	(7,389,744)	—	(7,389,744)
Balance at December 31, 2015	9,920	50	122,576,282	(122,646,205)	(251,613)	(321,486)
Issuance of common stock upon conversion of convertible debt	84,301,570	421,508	2,383,049	—	—	2,804,557
Issuance of common stock upon conversion of accrued interest	9,808,381	49,042	280,274			329,316
Issuance of common stock upon conversion of make whole interest	1,834,649	9,173	125,382			134,555
Exercise of stock warrant	29	—	344	—	—	344
Stock based compensation	—	—	45,279	—	—	45,279
Net loss	—	—	—	(10,557,685)	—	(10,557,685)
Balance at December 31, 2016	95,954,549	$479,773	$125,410,610	$(133,203,890)	$(251,613)	$(7,565,120)

The accompanying notes are an integral part of these audited consolidated financial statements

AXION POWER INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,557,685)	$(7,389,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	288,342	300,888
Change in value of Series B Warrants	(35,764)	605,555
Change in value warrants, senior convertible notes	479,920	59,262
Debt discount amortization expense	2,277,712	982,258
Allowance for doubtful accounts	—	10,800
Placement agent warrants	—	23,826
Stock-based compensation expense	45,279	258,009
Inventory valuation adjustment	(74,841)	384,227
Loss on impairment of property and equipment	1,183,962	—
Loss on impairment of other assets	62,236	—
Changes in operating assets & liabilities
Accounts receivable, net	13,057	(13,985)
Other current assets	240,758	(111,047)
Inventory	354,676	472,886
Accounts payable	(62,401)	244,223
Other current liabilities	72,744	(19,647)
Accrued interest	1,595,676	78,242
Deferred revenue	—	(55,871)
Net cash used in operating activities	(4,116,329)	(4,170,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,411)	—
Net cash used in investing activities	(3,411)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(339,737)	(140,293)
Proceeds from senior convertible notes	—	9,000,003
Repayment of senior convertible notes	(3,497,124)	—
Proceeds from convertible bridge notes	—	510,000
Repayment of bridge loan	—	(235,294)
Gross proceeds from warrant exercise	344	—
Payment of public offering and debt issuance costs	—	(243,750)
Amount provided from (deposited into) restricted cash account	7,150,003	(7,150,003)
Net cash provided by financing activities	3,313,486	1,740,663

Net decrease in Cash and Cash Equivalents	(806,254)	(2,429,455)

Cash and Cash Equivalents, Beginning of Year	1,006,743	3,436,198

Cash and Cash Equivalents, End of Year	$200,489	$1,006,743

Supplemental schedule of Cash Flow Information:
Cash paid for interest	$214,821	$94,400
Cash paid for income taxes	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Interest accrued converted into debt principal	$955,948	$10,592
Common stock issued for principal payments on senior notes	$2,804,557	$—
Common stock issued for interest and make whole payment on senior notes	$463,871	$—
Common stock issued to settle liability	$—	$9,180
Reclassification of remaining bridge note to notes payable	$—	$10,000
Common stock issues in exchange for senior warrants	$—	$—
Common stock issued for warrants exercised	$—	$15,681
Reclassification of derivative liability for warrants exercised	$—	$3,500,126
Beneficial conversion feature related to convertible bridge notes	$—	$179,947
Debt discount related to convertible bridge notes	$—	$153,169
Accounts payables converted into promissory note	$—	$291,975
Round up shares	$—	$2,914
Derivative liability related to 2015 senior convertible notes at issuance	$—	$2,058,894
Offering costs	$—	$536,250

The accompanying notes are an integral part of these audited consolidated financial statements

Note 1 – Basis of Presentation

These consolidated financial statements of Axion Power International, Inc., a Delaware corporation, are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and include the operations of its wholly owned subsidiary; Axion Power Battery Manufacturing, Inc., a Pennsylvania corporation, and its two inactive wholly owned subsidiaries, Axion Power Corporation, a Canadian Federal corporation, and C & T Co. Inc., an Ontario Corporation (collectively, the “Company”).

As approved by the board of directors and shareholders, the Company affected a 1-for-35 stock split of the common shares and Series A warrants on July 14, 2015. During 2015, there were 1,457 true-up rounding shares issued due to the above mentioned reverse stock split.

As approved by the board of directors and shareholders, the Company affected a 1-for-400 stock split of the common shares effective July 15, 2016. The Company did not affect a reverse split of any of the warrants and instead, each warrant is exercisable into 1/400th of a share of common stock. All share related and per share information was adjusted to give effect to the reverse stock split from the beginning of the earliest period presented.

The Company has again sought approval from its shareholders to affect a reverse split of common stock in a range of 1-for-100 to 1-for-400 as set forth in the Definitive Proxy Statement on Schedule 14A filed with the SEC on October 17, 2016. This reverse split is to increase the Company’s stock price and to make shares available for conversion for satisfaction of November 2015 notes.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of the warrants and options granted, impairment of assets, realization of long lived assets, valuation of derivative liability, and deferred income

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

-	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

-	Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

-	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires disclosure of fair value information about certain financial instruments, including, but not limited to, cash and cash equivalents, accounts receivable, refundable tax credits, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and convertible debt-related securities. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The carrying value of the balance sheet financial instruments included in the Company’s consolidated financial statements approximated their fair values.

Cash and Cash Equivalents: The Company considers short-term, highly liquid investments to be cash or cash equivalents. The Company’s investment policy is that it only invests cash in U.S. Government Treasuries with original maturities of six months or less. The Company has approximately $0.2 million and $1.0 million in cash and cash equivalents at December 31, 2016 and 2015, respectively, that were on deposit with one financial institution. These cash and cash equivalents were not invested in U.S. Government Treasuries which are protected under the Federal Deposit Insurance Corporation limit of $250,000 per institution. Government Treasuries are protected under the Federal Deposit Insurance Corporation limit of $250,000 per EIN at the institution.

Restricted cash: The Company had $0.00 and $7.15 million in seven control accounts on deposit with one financial institution at December 31, 2016 and 2015, respectively.  These accounts were established as part of the November 2015 private placement, and the funds deposited therein represent the balance of the $9.0 million proceeds of the private placement which were not released to the Company at the November 2015 closing. The funds are not invested in U.S. Government Treasuries and are protected under the Federal Deposit Insurance Corporation limit of $250,000 per EIN at the institution.

Accounts Receivable and Concentration of Credit Risk: The Company records its accounts receivable net of any allowance for doubtful accounts. The Company manages its credit risk exposure and establishes an allowance for doubtful accounts for accounts that are deemed at risk for collection. When management determines that an account is uncollectible, it is written off against the related allowance. The allowance for uncollectible accounts is approximately $21.3 thousand at December 31, 2016 and 2015, respectively.

Inventory: Inventory is recorded at the lower of cost or net realizable value and is adjusted as appropriate for decreases in valuation and obsolescence. Adjustments to the valuation and obsolescence reserves are made after analyzing market conditions, historical sales activity, inventory costs and inventory composition to determine appropriate reserve levels. Cost is determined using the first-in first-out (FIFO) method. Many components and raw materials the Company purchases have minimum order quantities.

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

Depreciation expense was $288,342 and $300,888 for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company impaired its machinery and equipment in the amount of $1,183,962.

Certain of the Company’s machinery and equipment are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing (see Note 4 – Notes Payable).

Impairment or Disposal of Long-Lived Assets: The Company adopted the provisions of FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets.” This standard requires, among other things, that long-lived assets be reviewed for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these expected cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on undiscounted future cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations from third party sources. The Company recorded a net asset impairment charge of $1.2 million in 2016 to adjust the carrying value of these assets to its estimate of their fair value at December 31, 2016. The impairment charge for 2016 is recorded in our Statement of Operations and Comprehensive Loss as an operating loss. There was no impairment charge recorded for the year ended December 31, 2015.

As of March 1, 2018, essentially all the Company’s idle and obsolete property, plant and equipment and inventory has been sold raising net of expenses $398,565.

Derivative Financial Instruments: The Company’s objectives in using derivative financial instruments are to obtain the lowest cash cost-source of funds. Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in FASB ASC topic 815-40 “Derivatives and Hedging – Contracts in Entity’s own Equity”. The estimated fair value of the derivative liabilities is calculated using either the Black-Scholes, binomial tree model or Monte Carlo simulation model method where applicable and such estimates are revalued at each balance sheet date, with changes in value recorded as other income or expense in the consolidated statement of operations and comprehensive loss. As a result of the Company’s adoption of ASC topic 815-40, effective January 1, 2009, some of the Company’s convertible notes and warrants are now accounted for as derivatives.

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

Revenue Recognition: The Company recognizes revenue when there is persuasive evidence of an agreement, delivery has occurred or services have been rendered, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. Evidence of an agreement and fixed or determinable sales price is predominantly based on a customer purchase order or other form of written sales order or written agreement, and the receipt of appropriate deposits where applicable depending on the nature and amount of the purchase order. Sales on account are approved only for credit-worthy customers; otherwise partial or full payment is received prior to shipment. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer and the aforementioned revenue recognition criteria have been met. When the terms are FOB destination or contingent upon collection by a prime contractor, then in these cases, revenue is recognized when the product is delivered to the customer’s designated delivery site and the conditions for collection have been fulfilled. The Company records sales net of discounts and estimated customer allowances and returns. Flooded battery sales do not have standard warranty provisions and instead are sold at a discount in lieu of warranty.  There were no other post shipment obligations that may impact the timing of revenue recognition for the years ending December 31, 2016 and 2015.

Cost of Sales - Idle Capacity: Idle capacity consists of direct production costs in excess of charges allocated to the Company’s finished goods in production. Operating costs include direct and indirect labor, production supplies, repairs and maintenance, rent, utilities, insurance and property taxes. The Company charges for labor and overhead allocated to its finished goods are determined on a basis which is calculated presuming normal capacity utilization of two shifts per day, five days per week, which is lower than its actual costs incurred. Operating costs in excess of production allocations are expensed in the period incurred rather than added to the cost of finished goods produced. Idle capacity expenses amounted to $1.1 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively. The decrease in idle capacity costs is the result of decreased production combined with a decrease in headcount.

Related Party Transactions: Parties are considered related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Grants: The Company recognizes government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Government grants are recognized in the consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, when government grants are related to reimbursements for cost of revenues or operating expenses, the government grants are recognized as a reduction of the related expense in the consolidated statements of operations. For government grants related to reimbursements of capital expenditures, the government grants are recognized as a reduction of the basis of the asset and recognized in the consolidated statements of operations over the estimated useful life of the depreciable asset as a reduced depreciation expense. The Company records government grants receivable in the consolidated balance sheets in other receivables. Deferred revenue is amortized into income over the estimated useful life of the related equipment. There was no deferred revenue for the year ended December 31, 2016. During the fourth quarter of 2015, the Company received notice of acceptance of the final submission on the remaining $55,871. The Company recognized the deferred revenue and at December 31, 2015 the deferred liability recorded on the Company’s balance sheet is zero.

Stock based Compensation: Stock-based compensation related to employees and non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and comprehensive loss and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 “Equity-Based Payments to Non-Employees”. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (1) the date at which a commitment for performance by the consultant or vendor is reached or (2) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Income Taxes: Deferred income taxes are recorded in accordance with FASB ASC 740, “Income Taxes”, and deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. FASB ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carry forwards. The Company has determined it is more likely than not that the deferred tax asset resulting from these timing differences will not materialize and has provided a valuation allowance against the entire net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, the Company would record the related adjustment to income during the period in which the determination is made. The tax rate may also vary based on actual results and the mix of income or loss in domestic and foreign tax jurisdictions in which operations take place. The Company pays corporate-level franchise taxes which may be based on assets, equity, capital stock or a variation thereof.

Basic and Diluted Net Loss Per Share: The Company follows FASB ASC 260, “Earnings Per Share,” when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the years presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

Recently Issued Accounting Pronouncements: In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact this standard will have on its disclosures and presentation of instruments with down round features and the impact it will have on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides clarity about which changes to the terms or conditions of a share-based payment award require the application of modification accounting. Specifically, ASU 2017-09 clarifies that changes to the terms or conditions of an award should be accounted for as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to significantly impact its accounting for share-based payment awards, as changes to awards’ terms and conditions subsequent to the grant date are unusual and infrequent in nature.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. ASU 2016-15 will be effective for the reporting periods beginning after December 15, 2017, and early adoption is permitted. The Company is evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard (“ASC 606”) provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Topic defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The two permitted transition methods under the new standard are the full retrospective method or the modified retrospective method. The new standard is effective for annual reporting periods beginning after December 15, 2017, and accordingly we are required to adopt this standard effective January 1, 2018, the beginning of our fiscal year. The Company is currently evaluating the impact, if any, of the adoption of this newly issued guidance to its consolidated financial statements.

Note 3 – Senior Convertible Notes and Warrants, and Subordinated Notes and Warrants

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

Conversion - The 2013 Senior Notes were convertible at any time at the option of the holders, into shares of the Company’s common stock at an initial conversion price of 184,800 per share (subsequent conversions are based on the Company’s volume weighted average price per share).  The conversion price was subject to adjustment for stock splits, combinations or similar events. In addition, the conversion price was also subject to a “full ratchet” anti-dilution adjustment if the Company issued or was deemed to have issued securities at a price lower than the then applicable conversion price. In the event certain equity conditions were not met, the Company may have been prevented from issuing shares to satisfy the installments due on the note.

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

Warrants

The 2013 Warrants entitled the holders to purchase, in the aggregate, 24.69 shares of common stock. The 2013 Warrants were exercisable beginning November 8, 2013. On August 1, 2014, the Company entered into warrant exchange agreements (“Warrant Exchange Agreements”) with the holders (“2013 Senior Warrant holders”) of the 2013 Senior Warrants issued in conjunction with the Company’s May 7, 2013 senior convertible note financing (“2013 Senior Warrants”). Pursuant to the Warrant Exchange Agreements, the 2013 Senior Warrant holders exchanged all of the 2013 Senior Warrants for shares of the Company’s stock (“Shares”) at a ratio of 1.7 Shares for each 2013 Senior Warrant exchanged, in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933 as amended.

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

Placement Agent Warrants

In 2014, the Company issued 656 additional common stock equivalent warrants valued at $74,009. The Black Scholes model was used to value warrants with the following assumptions: (i) expected life of 5 years, (ii) volatility of 70%, (iii) risk free interest rate at 1.27% and (iv) dividend yield of zero. The final number of warrants issued through December 31, 2014 was 4 common stock equivalents.

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

The outstanding principal balance at December 31, 2016 and 2015, related to the Subordinated Notes is $65,000. The subordinated notes remain outstanding as a result of a verbal agreement with the noteholders to continue to extend the maturity thereof.

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

The fair value of the warrants and the conversion feature are estimated using the binomial tree model for the year ended December 31, 2016. The following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis. In addition, the Company has warrants and a conversion feature related to the Private Placement note dated November 5, 2015. For the warrants issued in 2015, at inception, the warrants were valued by calibrating the aggregate fair value of the notes and warrants to the transaction price, as required by ASC 820. Calibrating the valuation model to ensure that the model is consistent with the fair value at initial recognition provides a basis for estimating the inputs required in the analysis that are not directly observable. For each subsequent reporting date, the warrants were valued based on the payoff structure, considering the change in assumptions between the inception and the subsequent reporting date.

The key assumptions at inception were utilized in both the valuations of the 2016 private placement notes and warrants as follows: ((i) spot price $0.0139, (ii) maturity date: December 31, 2018, (iii) maximum exercise price $492, (iv) exercise period starting from valuation dates, (v) volatility of 300%, (vi) coupon interest of 18% per year, (vii) dividend yield $0.00.

Despite the fact that the Company failed to repay the convertible note at maturity (January 2017), and the loan amount remains outstanding, no revised repayment schedule has been implemented. The Company intends to repay the loan via the conversion of the loan to stock once the reverse split becomes effective utilizing the same calculation of the conversion prices as indicated in the initial terms of the financial instrument. Company management attributed a zero percent likelihood that the reverse split occurs before December 31, 2018, a 20% likelihood that the reverse split occurs before December 31, 2019 and an 80% likelihood that it occurs before December 31, 2020. As such our summary conclusions of value are based upon a weighted average of the two valuations, with 20% being attributed to the scenario in which the loan is repaid on December 31, 2019 and 80% being attributed to the scenario in which the is repaid on December 31, 2020.

The fair value of the warrants and the conversion feature are estimated using the Monte Carlo simulation model for the year ended December 31, 2015. The following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis. In addition, the Company has warrants and a conversion feature related to the Private Placement note dated November 5, 2015. For the warrants issued in 2015, at inception, the warrants were valued by calibrating the aggregate fair value of the notes and warrants to the transaction price, as required by ASC 820. Calibrating the valuation model to ensure that the model is consistent with the fair value at initial recognition provides a basis for estimating the inputs required in the analysis that are not directly observable. For each subsequent reporting date, the warrants were valued based on the payoff structure, considering the change in assumptions between the inception and the subsequent reporting date.

The key assumptions at inception were utilized in both the valuations of the 2015 private placement notes and warrants as follows: (i) risk free interest rate 0.47%, (ii) credit spread break point $0.72 (iii) credit spread 60%, (iv) volatility 50%, (v) stock price $456, (vi) negotiation discount 65%.

As of December 31, 2016, and 2015, the following tables represent the fair value of the warrant liabilities:

	2016
	Fair Value	Level 1	Level 2	Level 3
Series B warrant liability	—	—	—	—
Derivative liability	$2,598,076	—	—	$2,598,076

	2015
	Fair Value	Level 1	Level 2	Level 3
Series B warrant liability	35,764	—	—	35,764
Senior convertible note and warrant liability	2,118,156	—	—	2,118,156
	$2,153,920	$—		$2,153,920

Note 4 - Public offering of common stock, Series A warrants and Series B warrants

Effective October 29, 2014, the Company consummated an underwritten public offering consisting of 133.93 shares of common stock (“Common Stock”), together with Series A warrants to purchase 133.93 shares of its Common Stock (“Series A Warrants”) and Series B warrants to purchase 4,687.5 shares of its Common Stock (“Series B Warrants”) for gross proceeds to the Company of approximately $6.1 million and net proceeds of $5.5 million. The public offering price for each share of Common Stock, together with one Series A Warrant and one Series B Warrant, was $45,500. The Series A warrants may be exercised for a period of five years and the Series B warrants may be exercised for a period of 15 months. In connection with the offering, the Company granted to the underwriter a 45-day option to acquire up to 20 additional shares of Common Stock and/or up to 8,036 additional Series A Warrants and/or up to 281,250 additional Series B Warrants. As a result of the July 14, 2015 1-for-35 reverse split, the exercise price of the Series A warrants is $113.75 per share. The Series A Warrants were not subject to the July 15, 2016 1-for-400 reverse split and The Series B warrants were not subject to the 1 for 35 or the 1 for 400 reverse stock splits. The Company also closed on the underwriter’s exercise of the over-allotment option on the Series A Warrants and the Series B Warrants. The Company’s Common Stock and Series A Warrants were listed on the Nasdaq Capital Market under the symbols “AXPW” and “AXPWW”, respectively, until February 2016, when both issues were removed to the OTCQB under the same trading symbols. On June 15, 2015, as the result of an agreement with the holders of the Company’s Series A warrants and Series B warrants, the Company adjusted the terms of the Series A warrants so that the exercise price was reduced to $.50, which number was changed to $17.50 as a result of the Company’s July 14, 2015 1-for -35 reverse stock split.

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

On April 26, 2016, 10,000 Series B warrants were exercised and 29 shares of the Company’s common stock were issued. The remaining 24,521 unexercised Series B warrants expired on April 29, 2016. As of December 31, 2016, all Series B warrants had either been exercised or expired. At December 31, 2015, the fair value of the Series B Warrant was estimated to be $35,764. Using the Monte Carlo simulation model to calculate the mark to market valuation at December 31, 2015, the following key assumptions were used in determining the fair value: (i) expected life 1 month, (ii) volatility of 50.0%, (iii) risk free interest rate of 0.14%, (iv) dividend rate of zero, (v) stock price of $0.93, and (vi) exercise price of $1.0463.

The following table rolls forward the fair value of the Company’s warrant liability, which is determined by level 3 inputs for the year ended December 31, 2016

The change in the fair value of the Series B warrant liability is as follows:

Fair
Value
Series B warrant liability, January 1, 2015	$2,930,335
Reclassification of Derivative Liability for Series B warrants exercised	(3,500,126)
Revaluation of remaining Series B warrants	605,555
Series B warrant liability, December 31, 2015	35,764
Revaluation of remaining Series B warrants	(35,764)
Series B warrant liability, December 31, 2016	$—

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

On November 5, 2015, $363,530 of principal and accrued and unpaid interest of the Company’s Bridge Notes was exchanged for an additional note in the principal amount of $363,530 with the same terms as the convertible notes issued in its November 5, 2015 private placement of notes and warrants, and an additional 443,328 warrants were issued with the same terms as the warrants issued in the November 5, 2015 private placement.

On November 10, 2015, the Company paid $235,294 in principal and $7,074 in interest to settle a portion of the Bridge Notes.

The remaining balance at December 31, 2016 and 2015 related to the Bridge Notes was $0.00 and $11,765, respectively. The final $11,765 in principal and $588 in interest with respect to the August 2015 Bridge Notes was paid on January 7, 2016.

The fair value of the warrants and the beneficial conversion feature were recorded as a debt discount and were amortized over the life of the Bridge Notes. As of December 31, 2016, the debt discount and beneficial conversion feature have been fully amortized.

Certain of the Company’s machinery and equipment are secured by the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing. The loan proceeds of $776,244 were received by us on September 14, 2009. The balance owed on the loan at December 31, 2016 and 2015 is $31,526 and $123,663, respectively, which bears interest at a rate of 5.25% and matured on October 1, 2016. The final payment to Pennsylvania Department of Community and Economic Development in the amount of $29,574 was made by the Company on January 9, 2018.

Notes with Landlords

The Company’s two landlords agreed to extend the payment date of an aggregate $291,975 due in lease payments until December 31, 2015.

At December 31, 2015, the Company renegotiated the repayment of the Notes with the landlords. At that time the Company made payment of $67,000 to Becan Development, the landlord for its Greenridge facility, which included $54,375 of principal and $12,625 of accrued interest. The remainder of the note was extended into four monthly installments of $25,000 plus accrued interest, commencing on January 1, 2016 and concluding on April 1, 2016. The negotiation with S&S Partnership, the landlord for the Clover Lane facility, resulted in an agreement to pay back the note in eight equal installments commencing January 1, 2016 and concluding on August 1, 2016. The monthly payments of $18,125, consisting of $17,200 of principal and $925 of accrued interest. During the year ended December 31, 2016, the balance of these notes was settled.

As of April 1, 2016, the Company has moved from the Greenridge facility as planned and consolidated to the Clover Lane facility.

As of December 31, 2016, and 2015, the balance of these notes amounted to $0.00 and $237,600, respectively.

Description of the 2015 Private Placement

On November 4, 2015, the Company entered into a financing transaction for the sale of convertible notes and warrants for gross proceeds of $9,000,000. Upon closing, which occurred on November 5, 2015, the Company received cash proceeds of $1,850,000 and deposit of an additional $7,150,000 into a series of control accounts in the Company’s name. Under the original terms of the notes, the Company is permitted to withdraw funds from its control accounts (i) in connection with certain conversions of the notes or (ii) otherwise, as follows: $1,000,000 on each 30-day anniversary of the commencing on the 30th day after the effective date of a registration statement being filed in connection with the transaction until there are no more funds in the control accounts, subject in each instance to equity conditions set forth in the convertible notes. As a result of the January 28, 2016 amendments to the notes, another $1,800,000 was released on that date, and the balance of $5,350,000 was released in 8 equal monthly installments commencing on May 2, 2016 (subsequently amended to be May 6, 2016) subject to terms and conditions set forth in the notes.

The Company received approximately $1.7 million in net proceeds at closing, which occurred on November 5, 2015, after deducting placement agent’s fee of $138,750. Offering expenses, other than the placement agent’s fee, were approximately $100,000, which were paid out of proceeds at closing. At each release of funds starting on May 6, 2016, the Company was to receive approximately $925,000 in net proceeds, after deducting placement agent’s fee of $75,000, if equity conditions (certain stock price and volume and other conditions set forth in the loan documents from November 5, 2015) were met. As a result of a further waiver and amendment entered into on May 1, 2016, the equity conditions were waived with respect to a release of $310,000 to the Company on May 6, 2016. Further, the waiver and amendment (i) waives equity conditions for the Company’s ability to make all installment and pre-installment payments in stock through May 6, 2017, and (ii) reduces the pre-installment and installment conversion prices to 75% of an average vwap price over the five trading days preceding the date of issuance. In June of 2016 an additional $355,000 was released.

In the third quarter of 2016 and subsequently, the Company received the following releases from the control accounts as follows: August $305,389, September $305,389 and October $288,889.

The initial conversion price of the notes was $492.00 per share (for optional conversions only and not Company amortization payments), and the initial exercise price of the 10,975,608 warrants was $1.29 per share.

As a result of the “rollover” of $363,530 of principal amount and accrued and unpaid interest of the August 2015 Bridge Notes, on November 10, 2015, an additional note in the principal amount of $363,530 of notes, and an additional 443,328 warrants were issued to replace the rolled over Bridge Notes.

The $9,363,530 of total outstanding principal on November 10, 2015 bears interest at 9% per annum and shall be repaid or converted at monthly installment dates over a 14-month period. Additionally, the notes are convertible by the holder at any time after issuance. Pursuant to the optional conversion feature of these notes (as opposed to the monthly Company conversions which are at a discount formula as set forth below), the Company would deliver the number of shares of common stock equal to the outstanding principal amount, accrued interest amount, and a make whole amount equal to the interest that would be accrued on the conversion amount until maturity, divided by the fixed conversion price of $492. Additionally, a portion of the outstanding amount is exchanged for common shares at each Monthly Installment Date at a conversion price equal to the lower of the conversion price in effect and 85% of the fair value of the common shares the trading day prior to the installment date. Subsequent to May 1, 2016, the rate is 75% of the fair value. On the 23rd date prior to any installment date, shares to be delivered based upon the conversion price formula for the installment amount, and then on the installment date in question, the amount of shares to be delivered is recalculated for the conversion price formula on that installment date, and if the conversion price is lower on the installment date than on the pre-installment date, a number of shares equal to the number to be delivered on the installment date less the number of shares delivered on the pre-installment date is delivered to the investor. The number of common shares deliverable under the contract is limited by a beneficial ownership cap of 4.99% for any single investor (except for one investor which has a cap of 9.99%), so shares may be deemed issued but held in abeyance by the transfer agent until the investor is able to accept further shares without exceeding the beneficial ownership cap.

As the Company was required to separate the conversion option in the notes under ASC 815, Derivatives and Hedging, the Company recorded the bifurcated conversion option valued at $1.33 million as a derivative liability at December 31, 2015, which creates additional discount on the debt. The derivative liability is marked to market through the income statement each reporting period, while the discount created on the convertible notes is accreted as interest expense over the maturity period of the debt. Additionally, the convertible notes were issued to the investors in a basket transaction with warrants that are classified as derivative liabilities. These warrants, initially valued at $725,111 ($691,861 as discount on the debt and $33,250 as issuance costs for compensation to the underwriter), are also marked through the income statement each reporting period, while further discount is created on the convertible notes, and is accreted as interest expense using the effective interest method over the life of the debt.

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

The conversion feature fair value is determined at inception and for each reporting date using a “with” and “without” analysis, based on the payoff structure of the notes. The same key assumptions utilized in the warrants valuation were considered in the conversion feature fair value,

Using the Calibration model, to calculate the mark to market value at December 31, 2015, the following key assumptions were utilized in both the valuations of the notes and warrants as follows: (i) risk free interest rate 0.66%, (ii) credit spread break point $0.72 (iii) credit spread 90%, (iv) volatility 53%, (v) stock price $168, (vi) negotiation discount 90.7%.

Using the Binomial Tree model, to calculate the mark to market value at December 31, 2016, the following key assumptions were utilized in both the valuations of the notes and warrants as follows: (i) spot price $0.0139, (ii) maturity date: December 31, 2018, (iii) maximum exercise price $492, (iv) exercise period starting from valuation dates, (v) volatility of 300%, (vi) coupon interest of 18% per year, (vii) dividend yield $0.00.

Derivative liability relating to the 2015 Private Placement

The change in the fair value of the 2015 Private Placement derivative liability is as follows:

Private Placement derivative liability, November 5, 2015	$2,058,894
Revaluation of Private Placement Derivative liability	59,262
Private Placement Derivative liability December 31, 2015	2,118,156
Change in derivative valuation loss	479,920
Private Placement derivative liability December 31, 2016	$2,598,076

Securities Purchase Agreement

The notes and warrants were issued pursuant to the terms of a Securities Purchase Agreement among the Company and the investors named therein. The Purchase Agreement provided for the sale of the notes and warrants for gross proceeds of $9,000,000 to the Company.

Notes

Ranking

The notes are senior unsecured obligations of the Company.

Maturity Date

Unless earlier converted or redeemed, the notes mature 14 months from the Closing, subject to the right of the investors to extend the date (i) if an event of default under the notes has occurred and is continuing or any event shall have occurred and be continuing that with the passage of time and the failure to cure would result in an event of default under the Notes and (ii) for a period of 20 business days after the consummation of a fundamental transaction if certain events occur. The notes mature on the fourteen-month anniversary of the issuance date (January 5, 2017) and are therefore already in their default state.

Interest

The notes bear interest at the rate of 9% per annum and are compounded monthly, on the first calendar day of each calendar month. The interest rate will increase to 18% per annum upon the occurrence and continuance of an event of default (as described below). Interest on the notes is payable in arrears on each installment date (as defined below). If a holder elects to convert or redeem all or any portion of a note prior to the maturity date, all accrued and unpaid interest on the amount being converted or redeemed will also be payable. If the Company elects to redeem all or any portion of a note prior to the maturity date, all accrued and unpaid interest on the amount being redeemed will also be payable. The amount of interest due at any time is the amount of any interest that, but for any conversion, installment conversion, acceleration or redemption hereunder on such given date, would have accrued with respect to the conversion amount or installment amount being converted or redeemed under the note at the interest rate for the period from such given date through the maturity date of the note.

Optional Conversion

All amounts due under the notes are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a fixed conversion price, which is subject to adjustment as described below. The notes are initially convertible into shares of the Company’s common stock at the initial price of $492 per share. This conversion price is subject to adjustment for stock splits, combinations or similar events and “full ratchet” antidilution provisions.

Payment of Principal and Interest

The Company has agreed to make amortization payments with respect to the principal amount of each note in shares of the Company’s common stock, subject to the satisfaction of certain equity conditions, or at the Company’s option, in cash on each of the following installment dates:

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

As a result of the amendment agreements entered into by the Company with each selling stockholder on January 28, 2016, an additional $1.8 million was released from the controlled accounts on January 28, 2016, starting on May 2, 2016, and continuing for seven consecutive months thereafter on the 1st business day of each such month $667,500 released in total from the controlled accounts.

Acceleration and Deferral of Amortization Amounts

During each period after an installment date and prior to the immediately subsequent installment date, a holder may elect to accelerate the amortization of the note at the applicable amortization conversion price for such prior installment date with respect to any given installment period, the holder may not elect to affect any acceleration during such installment period if either (x) in the aggregate, all the accelerations in such installment period exceeds the sum of two (2) other installment amounts, or (y) accelerations have been consummated in four (4) prior installment periods.

The holder of a note may, at the holder’s election by giving notice to the Company, defer the payment of the installment amount due on any installment dates, in whole or in part, to another installment date, in which case the amount deferred will become part of such subsequent installment date and will continue to accrue interest.

Events of Default

The notes contain standard and customary events of default including but not limited: (i) failure to register the Company’s common stock within certain time periods; (ii) failure to make payments when due under the Notes; and (iii) bankruptcy or insolvency.

If an event of default occurs, each holder may require the Company to redeem all or any portion of the notes (including all accrued and unpaid interest thereon), in cash, at a price equal to the greater of (i) up to 125% of the amount being redeemed, depending on the nature of the default, and (ii) the intrinsic value of the shares of common stock then issuable upon conversion of the note.

Fundamental Transactions

The notes prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes in writing all of the Company’s obligations under the notes under a written agreement.

In the event of transactions involving a change of control, the holder of a note will have the right to require the Company to redeem all or any portion of the Note it holds (including all accrued and unpaid interest thereon) at a price equal to the greater of 125% of the amount of the Note being redeemed and the intrinsic value of the shares of common stock then issuable upon conversion of the note being redeemed.

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

January 28, 2016 Amendment Agreements

On January 28, 2016, the Company entered into amendment agreements with each of the selling stockholders with respect to the November 5, 2015 private placement exempt from securities registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) of Regulation D. On or about November 20, 2015, the Company filed a registration statement on Form S-1 to register the Registrable Securities, and as a result of comments received from the SEC, the Company withdrew this original S-1 on January 21, 2016. Subsequent to the withdrawal of the original S-1, the Company sought to make certain amendments to the terms of the securities purchase agreement and registration rights agreement, entered into in connection with the sale of the senior secured convertible notes, as well as to the notes. The amendments are embodied in the amendment agreements with each of the buyers.

Changes to the securities purchase agreement are as follows:

●	The term “principal market” was changed from the Nasdaq Capital Market to the OTCQB. This change was also made in the notes and accompanying warrants for conformity.

●	Section 4(d) was amended to add the following at the end of the Section. “Until the later of June 2, 2016 and the date on which the Buyers are eligible to resell all shares of Company Common Stock underlying the Notes and Warrants (assuming cashless exercise of the Warrants) without restriction under Rule 144 (assuming such Buyers are not then affiliates of the Company), the Company may not make any payments to Affiliates other than (i) up to $11,800 to repay, in full, that certain bridge note issued by the Company to Walker Wainwright; (ii) director and Board committee fees in the ordinary course of business, consistent with past practices, to its non-management directors accruing on or after January 1, 2016 in an amount not to exceed $25,000, in the aggregate, per calendar quarter, (iii) current compensation arrangements (but not accrued and unpaid obligations for compensation to current and former officers of the Company) to its executive officers upon terms and conditions publicly existing as of December 31, 2015 and/or disclosed on a Current Report on Form 8-K on January 27, 2016; (iv) stock options and/or restricted stock as per normal Board of Directors policy; and (v) customary, reasonable and usual travel and lodging expenses for Company business.”

●	The Company no longer has the obligation to obtain shareholder approval for the issuance of securities with respect to the private placement as the Company is moving its listing to the OTCQB which does not require shareholder approval for issuance of securities in this transaction. Accordingly, the “exchange cap” at 19.9% of issued and outstanding shares was also omitted.

Changes to the notes are as follows:

●	The definition of an event upon which funds can be released from any of the controlled accounts was amended to read as follows: “Controlled Account Release Event” means, as applicable, (i) with respect to any Restricted Principal designated to be converted in a Conversion Notice, the Company’s receipt of both (A) such Conversion Notice hereunder executed by the Holder in which all, or any part, of the Principal to be converted includes any Restricted Principal and (B) written confirmation by the Holder that the shares of Common Stock issued pursuant to such Conversion Notice have been properly delivered in accordance with Section 3(c) (in each case, as adjusted, if applicable, to reflect the withdrawal of any Conversion Notice, in whole or in part, by the Holder, whether pursuant to Section 3(c)(ii) or otherwise), (ii) the Company’s receipt of a notice by the Holder electing to affect a release of any Restricted Principal to the Company, (iii) on the date of execution of the certain Amendment Agreements, dated January 28, 2016, by and among the Company and certain holders of the Notes, which act as an amendment to the Notes, $1,800,000, and (iv) on May 2, 2016, and the first Trading Day of each of the subsequent seven calendar months thereafter, the lesser of (x) the amount of Restricted Principal then outstanding hereunder and (y) the Holder Pro Rata Amount of $668,750; provided, in the case of clause (iv) above, as of such date of determination, no Equity Conditions Failure then exists. The Buyer hereby waives all Equity Condition Failures existing on or before the date of this Agreement.”

●	Each existing note is being split into two notes, one of which is in the principal amount of the buyer’s pro rata portion of the initial $3,650,000 principal amount of funds released from the controlled accounts, and the second of which represents the remaining principal amount of the original note issued to that buyer.

Changes to the registration rights agreement are as follows:

●	The filing deadline for the initial registration statement (registering shares to be issued upon conversion of the $3,650,000 principal amount of the notes and interest thereon representing the total amount of funds released from the controlled accounts to date) was changed to January 29, 2016, and the effectiveness deadline for the initial registration statement was changed to February 16, 2016.

●	The number of registrable securities was reduced to 10,735,296 shares of the Company’s common stock which may be issued upon conversion of up to $3.65 million principal amount of the notes and 966,178 shares of the Company’s common stock which may be issued upon conversion of interest due and owing on the released $3.65 million principal amount.

●	The initial notice date for installment payments by the Company is now the earlier of the effectiveness date of the registration statement being filed on January 29, 2016, and May 2, 2016.

May 1, 2016 Waiver and Amendment

The Company has entered into a Waiver and Amendment (“Waiver”) with each of the buyers listed on the Schedule of Buyers attached to the securities purchase agreement. In each Waiver, the Company and the Buyer agreed as follows:

●	With respect to the Notes, the Buyer waives the Volume Failure (as defined in the securities purchase agreement) and the Price Failure (as defined in the securities purchase agreement) on any and all Installment Conversions (as defined in the securities purchase agreement) and delivery of shares for any Pre-Installment Conversion Shares (as defined in the securities purchase agreement) pursuant to an Installment Notice (as defined in the securities purchase agreement) until May 1, 2017.

●	Section 3(b)(2) of the Notes is amended by replacing the definition of Conversion Price, as defined in the Notes, with the following definition:

“as of any Conversion Date or other date of determination, a price per share equal to the lowest of (x) $492, subject to adjustment as provided in this Note (the price set forth in this clause (x), the “Fixed Conversion Price”), (y) 75% of the arithmetic average of the Weighted Average Prices of the Common Stock during the five (5) consecutive Trading Day period ending immediately preceding the time of delivery of the applicable Conversion Notice, and (z) 75% of the Weighted Average Price of the Common Stock on the Trading Day of the delivery of the applicable Conversion Notice. For the avoidance of doubt, all such foregoing determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction during the applicable calculation period.”

●	All references in paragraphs 7, 8 and 11 of the Notes to “Conversion Price” are amended to state “Fixed Conversion Price.”

●	Paragraph 4 of the Amendment Agreement, dated January 28, 2016, among the Company and the Buyers, is amended by adding the following sentence at the end of the paragraph:

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

●	Section 31(n) of the Notes is hereby amended to add the following:

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

●	All Restricted Principal in the Controlled Account in excess of the Holder’s Pro Rata Amount of $1,200,000 shall be immediately returned to Holder, and the amount of the returned Restricted Principal shall be credited against the outstanding principal balance of the Note such that for every $420 of Restricted Principal returned, the principal amount of the Note shall be reduced by $400.

The Waivers became effective on August 8, 2016 upon entry into waivers by all of the Holders, individually, with the Company.

Warrants

The warrants entitle the holders of the warrants to purchase, in aggregate, 28,547 (27,439 shares from the November 5, 2015 closing and 1,108 shares from the “rollover” of Bridge Notes described at the beginning of this section) shares of the Company’s common stock. The warrants will expire November 5, 2017. The Warrants are initially exercisable at an exercise price equal to the lower of $516 and 85% of the market price at the time of exercise, subject to certain adjustments. The warrants may be exercised for cash, provided that, if there is no effective registration statement available registering the exercise of the warrants, the warrants may be exercised on a cashless basis.

The exercise price of the warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment if the Company issue or is deemed to have issued securities at a price lower than the then applicable exercise price.

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

Fundamental Transactions

The warrants prohibit the Company from entering into specified transactions involving a change of control, unless the successor entity assumes all of the Company’s obligations under the Warrants under a written agreement before the transaction is completed.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement with the Holders as of the date of Closing. Under this Agreement, the Company has agreed to register 200% of the shares issuable under the notes and 125% of the shares issuable under the warrants, with filing to occur no later than 15 days of the Closing and with effectiveness to occur no later than 75 days of the Closing. If the Company is unable to meet either of these deadlines, it may be required to pay certain cash damages under the registration rights agreement or, with the passage of additional time, an event of default under the notes may occur.

As a result of the January 28, 2016 amendment, the Company is only required to register shares of stock upon conversion of $3.65 million principal amount of the notes, and interest thereon with a 200% reserve for registration.

Senior Convertible Notes, Bridge Notes and 2015 Private Placement Debt Rollforward:

The balance at December 31, 2015 and 2016 related to the Senior Convertible Notes was comprised of:
Balance – January 1, 2015	$—
Senior convertible bridge notes, issued August 7, 2015	600,000
Debt discount on senior convertible bridge notes	(421,081)
Amortization of debt discount on senior convertible bridge notes	421,081
Repayment of senior convertible bridge notes	(235,294)
Conversion of senior convertible bridge notes into senior convertible notes, November 4, 2015	(363,530)
Senior convertible notes, issued November 4, 2015	9,363,530
Debt discount on senior convertible notes payable	(2,840,065)
Amortization of debt discount on senior convertible notes payable	561,177
Balance – December 31, 2015	7,085,818
Conversion of senior convertible notes during the year ended December 31, 2016	(2,804,557)
Amortization of debt discount on senior convertible notes payable	2,277,712
Additional interest converted to principal	955,948
Repayment of senior convertible notes	(3,497,124)
Balance – December 31, 2016	$4,017,797

During the year ended December 31, 2016, the Company has issued: 84,301,569 shares of its common stock to convert $2,804,557 of principal; 9,808,381 shares of its common stock to convert $329,316 of interest; and 1,834,649 shares of its common stock for $134,555 in make whole interest. The Company will be required to issue additional true-up shares which cannot be calculated at this time.

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

For the year ended December 31, 2016, the Company recognized $29,651 as other income related to the gain on sale of disposition of assets.

Note 6 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2016 the Company’s working capital was negative $7.9 million. The financial resources of the Company will not provide sufficient funds for the Company’s operations beyond the second quarter of 2018, as those operations currently exist. Subsequent funding will be required to fund the Company’s ongoing operations, working capital, and capital expenditures beyond the second quarter of 2018. No assurances can be given that the Company will be successful in arranging the further funds needed to continue the execution of its business plan, which includes the development and commercialization of new products, or even if further funding is available, upon what terms. Failure to obtain such funds on terms acceptable to the Company’s management will require management to substantially curtail, if not cease, operations, which will result in a material adverse effect on the financial position and results of operations of the Company. Furthermore, the Company has no current customers for its products, and if it does not meet conditions to pay back principal and interest due on its 2015 Senior Notes in stock, it would be obligated to make repayment in cash, and it does not have the ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might occur if the Company is unable to continue as a going concern.

Note 7 – Stockholders’ deficiency

Authorized Capitalization: The Company’s authorized capitalization includes 100 million shares of common stock and 12.5 million shares of preferred stock.

Common Stock: At December 31, 2016 and 2015, 95,954,549 and 9,920 shares of common stock were issued and outstanding, respectively. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Holders of common stock are entitled to receive dividends when and if declared by the board out of funds legally available. In the event of liquidation, dissolution or winding up, the common stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The common stockholders have no conversion, preemptive or other subscription rights and there are no redemption provisions applicable to the common stock. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock: The Company’s certificate of incorporation authorizes the issuance of 12.5 million shares of blank check preferred stock. The Company’s board of directors has the power to establish the designation, rights and preferences of any preferred stock. Accordingly, the board of directors has the power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock. At December 31, 2016 and 2015, no shares of Series-A Convertible Preferred stock were issued and outstanding.

Warrants: The following table provides summary information on warrants outstanding as of December 31, 2016 and 2015, with summary information on the various warrants issued by the Company in private placement transactions, warrants exercised to date, warrants that are presently exercisable and the current exercise prices of such warrants. Shares and amounts in the follow table represent the common stock equivalent:

	2016			2015
	Shares	Weighted Average Exercise Price	Weighted Average Life	Shares	Weighted Average Exercise Price	Weighted Average Life
Outstanding January 1	12,582,352	$1.85	1.97	2,223,284	$114.15	5
Granted	—	—	—	12,480,797	1.35	5
Exercised	(10,000)	45,500	—	(2,121,729)	—	—
Lapsed	(24,521)	45,500	—	—	—	—
Outstanding December 31	12,547,831	617.52	0.97	12,582,352	1.85	—
Weighted average years remaining	0.97	—	—	1.97	—	—

As of December 31, 2016, and 2015, there are 0 and 34,521 warrants classified as derivative liabilities relating to the public offering of common stock that occurred on October 29, 2014. Each reporting period the warrants are re-valued and adjusted through the captions “change in value of Series B warrants, loss “and” senior warrants loss (gain)” on the consolidated statements of operations and comprehensive loss. In addition, as of December 31, 2016 and 2015, there were 11,967,716 warrants (of which 548,780 were issued to the placement agent) classified as derivative liabilities relating to the warrants issued in conjunction with the $9,000,000 principal amount of 2015 senior convertible notes. There were no cash proceeds from exercise of the Series B warrants as these were exercised using a cashless exercise provision contained therein.

Note 8 – Stock Based Equity compensation

Incentive Stock Plan Approved by Stockholders: There are no incentive stock options outstanding at December 31, 2016 or 2015.

Independent Directors’ Stock Option Plan Approved by Stockholders: The Company’s stockholders have adopted an outside directors’ stock option plan for the benefit of its non-employee directors in order to encourage their continued service as directors. Under the terms of the original plan, the Company was authorized to grant incentive awards for up to 50 shares of common stock at December 31, 2013. On March 18, 2014 the Board of Directors amended the Axion Power International, Inc. independent director’s stock option plan to increase the number of shares of common stock available thereunder from 50 shares to 150 shares. As of December 31, 2016, the plan remains at 150 shares of common stock available.

The option price of the stock subject to each option is required to be the fair market value of the stock on its date of grant. Options generally expire on the fifth anniversary of the date of grant. Any option granted under the plan shall become exercisable in full on the first anniversary of the date of grant, provided that the eligible director has not voluntarily resigned or been removed “for cause” as a member of the Board of Directors on or prior to the first anniversary of the date of grant (qualified option). Any qualified option shall remain exercisable after its first anniversary regardless of whether the optionee continues to serve as a member of the Board.

The following tables provide consolidated summary information on the Company’s non-qualified stock option activity for the years ended December 31, 2016 and 2015.

	2015
		Weighted Average
All Plan and Non-Plan Compensatory Options:	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	10	$552,700	$202,160	5.7	$—
Granted	32	14,000	6,000	5.4	—
Exercised	—	—	—	—	—
Forfeited or lapsed	(4)	484,200	221,912	—	—
Options outstanding at December 31, 2015	38	$104,500	$34,832	4.9	$—
Options exercisable at December 31, 2015	25	$151,900	$48,540	4.4	$—

	2016
		Weighted Average
All Plan and Non-Plan Compensatory Options:	Number of Options	Exercise Price	Fair Value	Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	38	$104,500	$34,832	4.9	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or lapsed	(2)	516,888	175,459	—	—
Options outstanding at December 31, 2016	36	$88,432	$26,374	4.2	$—
Options exercisable at December 31, 2016	29	$103,830	$29,437	3.6	$—

The following table summarizes the status of the Company’s non-vested options:

	Shares	Fair Value
Options subject to future vesting at December 31, 2015	13	$8,756
Options granted	—	—
Options forfeited or lapsed	(2)	516,888
Options vested	(4)	8,125
Options subject to future vesting at December 31, 2016	7	$8,869

On January 1, 2015 the Company issued 13 options to two directors upon being elected to the Board. These options will vest equally over a three-year period. The options were valued using the Black-Scholes method of valuation using: (i) risk free interest rate of 1.1%, (ii) volatility of 63%, (iii) dividend rate of zero, (iv) exercise price of $14,000 and (v) expected 5-year life. The value of these options was $111,888 and will be expensed over their three-year term.

On January 20, 2015, the Company granted a total of 19 options to six key employees. The options were valued using the Black-Scholes method of valuation using: (i) risk free interest rate of 0.85%, (ii) volatility of 67.1%, (iii) dividend yield of zero, (iv) exercise price of $14,000 and (v) expected 5-year life. These options vested at the date of grant. The Company recognized expense of $79,537 during 2015 related to these options.

As of December 31, 2016, there was $37,296 of unrecognized compensation related to non-vested options compared to $95,657 at December 31, 2015. The Company expects to recognize the cost during the year ended December 31, 2017.

The Company has recognized $45,279 and $258,009 in non-cash compensation expense for the years ended December 31, 2016 and 2015, respectively.

Note 9 – Earnings/Loss Per Share

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

If the Company had generated earnings during the year ended December 31, 2016, the Company would have added 432,886,278 of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

If the Company had generated earnings during the year ended December 31, 2015, the Company would have added 65,040 of common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding, excluding unexercised Series B warrants. The Company had unexercised Series B warrants of 34,521 outstanding at December 31, 2015. The remaining unexercised outstanding 34,521 Series B warrants would have added 97.09 common shares as permitted by the amendment to the original warrant agreement.

The following table sets forth the computation of basic and diluted loss per share on a GAAP basis:

	For the Years Ended December 31,
	2016	2015
Basic and diluted loss per share
Net loss available to common stockholders (numerator)	$(10,557,685)	$(7,389,744)
Weighted-average common shares outstanding (denominator)	23,957,757	6,376
Basic and diluted loss per common and common equivalent share	$(0.44)	$(1,158.94)

For periods in which there is income, certain securities would be antidilutive to the diluted earnings per share calculation. The following table summarizes antidilutive securities that would be excluded from the computation of dilutive loss per share:

2016
Outstanding share-based compensation awards	—
Stock options	29
Warrants	31,370
Assumed conversion of Convertible Notes	432,854,879

Note 10 – Income Tax Expense (Benefit)

A summary of the components giving rise to the income tax expense (benefit) for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Current income tax expense:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred income tax expense (benefit):
Federal	$(2,093,845)	$(2,873,158)
State	(402,388)	(385,114)
Foreign	—	254,464
Total deferred tax	(2,496,233)	(3,003,808)
Less increase in valuation allowance	2,496,233	3,003,808
Net deferred tax	$—	$—
Total income tax expense (benefit)	$—	$—

Individual components giving rise to the deferred tax asset are as follows:	2016	2015
Future tax benefit arising from net operating loss carryforwards	$31,275,000	$31,209,000
Future tax benefit arising from available tax credits	816,000	1,201,000
Future tax benefit arising from options/warrants issued for services	1,449,000	1,433,000
Other	1,789,000	1,347,000
Total future tax benefit	35,329,000	35,190,000
Less valuation allowance	(35,329,000)	(35,190,000)
Net deferred tax	$—	$—

The components of pretax loss are as follows:	2016	2015
United States	$(6,158,368)	$(7,389,744)
Foreign	—	—
	$(6,158,368)	$(7,389,744)

The Company has net operating loss carry forwards of $77,000,000 and $2,800,000 available to reduce future income taxes in United States and Canada, respectively. The United States carry forwards expire at various dates between 2024 and 2035. The Canadian loss carry forwards expire at various dates between 2016 and 2033. The Company also has generated Canadian tax credits related to research and development activities. The credit, amounting to $734,000 U.S. Dollars, is available to offset future taxable income in Canada and expires at various dates between 2024 and 2027. The Company has adopted FASB ASC 740, which provides for the recognition of a deferred tax asset based upon the value certain items will have on future income taxes and management’s estimate of the probability of the realization of these tax benefits. The Company has determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against the entire net deferred tax asset, due to equity transactions that have occurred, the utilization of NOL carry forwards may be subject to further change in control limitations that generally restricts the utilization of the NOL per year.

The reconciliation of the United States statutory federal income rate and the effective income tax rate in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Statutory U.S federal income tax rate	(34.0)%	(34.0)%
State taxes, net	(6.5)%	(5.2)%
Foreign currency fluctuation	0.0%	3.4%
Revaluation of derivatives	3.3%	3.1%
Debt discount amortization	9.6%	4.5%
Change in valuation allowance	27.6%	28.2%
Effective income tax rate	0.0%	0.0%

The Company adopted the provisions of FASB ASC 740-10 “Income Taxes” on January 1, 2008. As the result of the assessment, the Company recognized no material adjustments to unrecognized tax benefits. At the adoption date of January 1, 2008 and as of December 31, 2016, the Company has no unrecognized tax benefits. By statute, tax years ending December 31, 2011 through 2016 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 11 – Related Party Transactions

During the year ended December 31, 2016, the Company engaged the services of a marketing firm to provide branding and web site development at a cost of $153,483. The principal of this firm is the Company’s Chief Executive Officer’s brother in law; however, neither the Chief Executive Officer nor his immediate family has any direct or indirect interest in the marketing firm. At December 31, 2016, there is no balance due to this firm in the Company’s accounts payable balance.

At December 31, 2016, the Company’s accounts payables balance included $59,593 of related party transactions which were for consulting fees associated with the previous CEO.

At December 31, 2015, the Company’s accounts payable balance included $118,126 of related party transactions. Of those transactions, $91,224 was for consulting fees associated with the previous CEO and the interim CEO, $17,290 for director related meeting fees, $7,500 in commission on the sale of equipment and $2,112 in employee related travel expense reimbursement.

Note 12 – Commitments and Contingencies, Concentrations and Significant Contracts

On March 28, 2010, the Company renewed its commercial lease for existing space at its manufacturing plant, located at 3601 Clover Lane, in New Castle, Pennsylvania. The Clover Lane facility lease was terminated February 16, 2018 six weeks prior to the scheduled termination date per the lease agreement of March 31, 2018.

On December 28, 2015, we entered into a lease agreement for four months beginning January 1, 2016. The rental amount of this agreement is $15,000 per month. Following the four-month period, the Company moved its offices to the Clover Lane facility, but continued to rent warehouse space from May through October 2016 at a cost of $820.21 monthly.

Rent expense for both facilities was $290,721 and $437,964 for the years ended December 31, 2016 and 2015, respectively.

The Company entered into a twelve month agreement with an individual commencing April 19, 2014 and ending April 18, 2015. The agreement was then extended through September 2, 2015. The individual was paid a minimum of $8,000 per month for a total of $90,600 in 2015.

On January 28, 2015 the Company announced a strategic marketing, sales and reselling agreement with privately owned Portland OR-based Pacific Energy Ventures LLC, a technology and project development firm specializing in the renewable energy and energy storage sectors, which was terminated in March 2016 and effective 120 days thereafter. A total of $60,000 was paid to Pacific Energy Ventures during the term of the agreement. with all payments being made in 2015, which will be credited against any 10% commissions due and payable under the agreement. Any fees due on any contracts which are brought forward as of this date are payable as set forth in the agreement.

On October 6, 2015, the Company entered into an agreement with Phoenix Capital Resources to provide services in identifying opportunities to partner with or to obtain investors to assist in the development of renewable energy or energy storage projects. The fees for the services were a $30,000 non-refundable fee followed by an additional $30,000 made in a series of installments. At the time of consummation of any such transaction, the Company was obligated to pay Phoenix a fee equal to the greater of a) $200,000 (“Minimum Fee”), or b) four percent (4.0%) of a Transaction Value up to $5,000,000, plus; five percent (5.0%) of a Transaction Value between $5,000,000 and $7,500,000, plus six percent (6%) of a Transaction Value between $7,500,000 and $10,000,000, plus seven percent (7.0%) of a Transaction Value between $10,000,000 and $12,500,000, plus eight percent (8%) of a Transaction Value between $12,500,000 and $15,000,000, plus (9) percent of a Transaction Value between $15,000,000 and $17,500,000, plus ten percent (10.0%) of a Transaction Value greater than $17,500,001 (the “Transaction Fee”). There have been no transaction fees earned as of the date of this filing. As of March 31, 2016, the Company terminated its agreement with Phoenix except with respect to the consummation of a contract with the U.S. Navy, for which it would get paid fees as described should a transaction be consummated. As of December 31, 2015, no further fees were owed.

On October 15, 2015, the Company filed an Interconnection Application with PJM Interconnection and submitted a fee of $15,000. Upon notification of acceptance, a feasibility study was submitted on February 28, 2016 and a payment in the amount of $10,000 was made on March 18, 2016. The Company terminated this project on December 1, 2016.

Concentration of Business Transacted with One Customer: The Company had one customer that accounted for 72% of sales in 2016 and three customers that accounted for 66% of sales in 2015.

Executive Employment Agreements:

Effective as of April 1, 2013, the Company entered into an Executive Employment Agreement (“Agreement “) with Philip S. Baker as its Chief Operating Officer. Under the terms of the Agreement, which has a term of three years, Mr. Baker receives an annual salary of $199,800, which is subject to review annually, an annual stipend of $19,980, an annual bonus as determined by the Compensation Committee of the Board of Directors, and an annual car allowance of $6,000. On April 1, 2013, Mr. Baker was granted a five-year option to purchase 12 shares of our common stock with an exercise price of $30,000 per share, 1 option vested on April 1, 2010, and, beginning in June, 2010, 1 option vested ratably through the remaining 34 months of his contract.

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

On March 31, 2015, Axion Power International, Inc. accepted the resignation of Vani Dantam, Vice President of Sales and Marketing.

In May 2015, $32,250 of the December 2014 deferred salaries was paid to the Estate of Mr. DiGiancinto (Axion’s Former CEO who died in January 2015). The remainder of the deferred amount has not been paid due to a covenant with the Company’s existing November 2015 investors to not repay such amounts until June 2016. At December 31, 2016 and 2015, the total amount of the deferrals was $159,297 and $104,992, respectively.

The Company has no retirement plans or other similar arrangements for any directors, officers or employees, other than a non-contributory 401(k) plan.

Note 13 – Inventory

A summary of inventory at December 31, 2016 and 2015 is as follows:

	2016	2015
Raw materials	$140,276	$363,559
Work in process	—	421,732
Finished goods	324,920	34,581
Inventory obsolescence reserves	(465,196)	(540,037)
	$—	$279,835

Note 14 – Property and Equipment

A summary of property and equipment at December 31, 2016 and 2015 is as follows:

	Estimated useful life	2016	2015
Machinery and equipment	3-22 years	$3,849,977	$3,846,567
Less accumulated depreciation		(2,363,267)	(2,074,926)
Less impairment of assets		(1,183,962)	—
Net		$302,748	$1,771,641

Note 15 – Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2016 through July 12, 2018, the issuance date of the financial statements, and noted the following subsequent events:

On January 16, 2017, Fengfan Co. Ltd (“Fengfan”) failed to provide their pledged funding commitment to Axion noted in the October 31, 2016 non-binding tri-party letter of intent to execute the final definitive tri-party agreement (between Axion Power International, Inc., Fengfan Co., and LCB International Inc.) and to begin paying Axion approximately $875,000 per quarter for the right to use Axion’s intellectual property in the Peoples Republic of China. This failure to adhere to the pledged financial payment provisions to Axion, noted in the October 31, 2016 letter of intent, plus Fengfan’s failure to honor the first pledged $250,000 installment in December 2016, per the letter of intent, has forced Axion into a significant and critical cash crisis.

On February 26, 2017, the Chairman of Fengfan and six Senior Fengfan Engineers visited Axion Headquarters in New Castle, PA and toured Axion’s manufacturing operations. The Chairman of Fengfan, in his comments to Axion management, renewed Fengfan’s pledge to honor the October 2016 letter of intent.

On March 8, 2017, the Company issued an 8-K noting the resignation of Ms. Danielle Baker as the Company’s Principal Accounting Officer and that Mr. Richard Bogan, the Company’s Chief Executive Officer and Chairman, will act as the Chief Financial Officer on an interim basis.

On March 31, 2017, the Company issued an 8-K detailing Axion’s severe cash crisis and SEC Form 15 “Notice of Late Filing” of the 2016 10K.

On April 4, 2017, the Company received notice from OTC Markets that it would be removed from the OTCQB and since then its stock has traded on the OTC Pinksheets.

On April 12, 2017, the Company’s Board of Directors retained the services Mr. Michael J. Henny, Esquire, Pittsburgh, PA to advise the Board on all matters dealing with corporate bankruptcy. Legal fees paid to date are $13,335.

In April 2017, the Company sold a portion of its testing equipment, for $76,000, to a third party.

On May 23, 2017, the Company, Fengfan & LCB International Inc. executed a revised tri-party letter of intent, in which Fengfan pledged to make installment payments to Axion of $5 million over 2 years (consisting of $2.75 million for the exclusive rights to Axion’s IP in the People’s Republic of China (a $250,000 cash payment from LCB in June 2015 was retroactively applied to the stated $3 million for the IP in China) and $2 million over the 2 years for Axion’s technology transfer sharing consulting and an annual 2% Royalty payment of at least $1 million per year on net sales of PbC batteries sold by Fengfan). To date, other than the $250,000 described below, Fengfan has made no express commitments to the Company or responded as to the Company’s numerous and specifically identified definitive steps to move forward with the transaction.

On June 14, 2017, the Company received Fengfan’s first pledged payment of $250,000, in compliance with the revised May 2017 letter of intent. The Company believed, at that time, that the parties would continue a strong joint collaborative effort to move quickly toward a final and definitive agreement to formalize the joint co-development relationship of the Company’s PbC technology in applications within China and surrounding areas.

On June 30, 2017, Mr. Chuck Trego resigned from the Company’s Board of Directors.

On July 5, 2017, the Company contracted with the CFO Squad to be provide management with general accounting and tax services. Fees paid to date are $52,456.

On July 14, 2017, the Company shipped to Fengfan’s manufacturing headquarters in Baoding, China, fifteen GEN III PbC Batteries and 500 PbC carbon electrodes for testing consistent with the revised May 2017 letter of intent.

On August 1, 2017, Mr. Don Farley resigned from the Company’s Board of Directors.

On August 14, 2017, the Company’s Chief Engineer traveled to Fengfan’s manufacturing headquarters in Baoding, China to begin the partnering and co-development work of a GEN IV PbC Battery envisioned in the revised May 2017 letter of intent.

On August 15, 2017, the Company received a complaint from six former hourly employees claiming the Company owed them collectively $35,445 for unpaid severance. The Company retained the services of Mr. Peter Horne, Esquire, New Castle, PA to defend the Company. Legal fees paid to date are $4,925. On October 31, 2017 the District Court found in favor of the Company and denied the former hourly employee’s claim. On November 18, 2017, three of the six former hourly employees (claiming severance of $22,500) appealed the Court’s decision. On April 13, 2018 the Court of Common Pleas of Lawrence County found in favor of the Company and denied the three former hourly employees’ claims. On April 17, 2018 these three former hourly employees filed a Motion for Leave of the Court so as to Amend their complaint. On June 15, 2018, by Order of the Court, the Plaintiffs’ motion to amend their complaints was granted. The Plaintiffs have 30 days in which to file their amended complaints. On July 6, 2018, the Court of Common Pleas of Lawrence County, PA., accepted the Plaintiffs’ amended complaint. The Company has twenty (20) days to respond.

On August 31, 2017, the Company signed a Securities Purchase Agreement to sell Series B convertible preferred shares to multiple buyers and raised $400,000 from four institutional investors which had previously invested in the Company. The 465 convertible preferred shares were authorized by the Company’s Board of Directors and an amendment to its Certificate of Incorporation was filed in Delaware on or about August 30, 2017. The Series B preferred shares vote alongside the Company’s common stock with each shares entitled to the whole number of votes equal to the number of shares of Common Stock equal to the Conversion Amount of the Preferred Shares then held by such holder; divided by $0.0080, provided however that the amount of votes held through any voting securities of the Corporation, including the Series B Preferred Stock, by any Holder, together with such Holder’s Attribution Parties, shall not exceed 9.99% of the voting power of the Company. The shares of Series B preferred stock are convertible into common stock at the stated value per share of $1,000 plus any late charges divided by a conversion price of $0.008 per share. The preferred stock contains standard provisions for full ratchet antidilution and the like. The Series B preferred stock is senior in terms of ranking to any other series of preferred stock of the Company and shall be paid in full in terms of a liquidation before any payment with respect to any junior preferred or common stock. The Company also agreed to make payments of 25% of all cash proceeds to the purchasers of the Series B preferred stock up to the purchase price of the preferred stock and any late fees thereon.

On September 5, 2017 the Company retained the services of Stratiqa, Inc., New York, NY to provide management with an analysis of the Company’s 2016 year-end derivative liability resulting from the November 5, 2015 financing agreement. Fees paid to date $15,000.

On September 12, 2017 the Company retained the Independent Audit Firm RBSM, LLP, New York, NY to conduct the Company’s Year-End 2016 Independent Audit. Audit Fees paid to date are $25,000.

On September 29, 2017, in accordance with the revised May 2017 letter of intent the Company issued a detailed statement of work in the form of an engineering services agreement (“ESA”) for Fengfan’s executive management’s approval and execution. The ESA specifies Fengfan to make two $250,000 payments to Axion in November 2017 and January 2018 to accelerate the co-development of a viable GEN IV PbC Battery in the People’s Republic of China. The ESA was an interim document which included key components contained in the revised May 2017 letter of intent.

On November 1, 2017, Fengfan executive management failed to execute the ESA and make the anticipated first of two $250,000 payments. Accordingly, co-development work of a viable GEN IV PbC battery ceased. As a result, Axion’s financial position continued to worsen.

On January 5, 2018, Fengfan’s Chief Engineer informed the Company that Fengfan executive management are internally challenged to make their decision to execute the ESA. No investment or co-development funds were received from Fengfan. Communication from Fengfan has become very sporadic. The Company expects a clear indication of Fengfan’s intentions by the end of July 2018. Absent Fengfan’s clear and positive answer – in July 2018 - with respect to building a positive collaborative partnership going forward and their absolute commitment to provide Axion the agreed to funding, the Company will be forced to conclude its remaining operations and wind down its affairs.

On January 8, 2018, the Company initiated plans to individually sell or auction all its obsolete manufacturing equipment and inventory at its Pennsylvania facility.

On January 9, 2018, the Company made its final payment in the amount of $29,574 to the Pennsylvania Department of Community and Economic Development in relation to the Machinery and Equipment Loan Fund financing

On February 15, 2018, the Company closed a private sale to a third party of a portion of its obsolete equipment and raw material inventory for net proceeds of $250,000.

On February 16, 2018, the Company’s landlord terminated Axion’s lease agreement for the 3601 Clover Lane facility six weeks prior to the lease contracted termination date of March 31, 2018.

On March 1, 2018, the Company closed its public auction to sell additional obsolete equipment and raised net proceeds of $148,564.86.

During 2018, the Company reimbursed certain of its institutional lenders in the amount of $100,000.

Note 16 – Correction of Errors in Previously Reported Consolidated Financial Statements (Unaudited)

We identified errors in our previously issued financial statements for the interim periods prior to December 31, 2016 related to the recognition of extinguishment loss on the November 2015 senior notes conversions. We assessed the materiality of these errors in accordance with the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108, and concluded the errors, including other adjustments discussed below, were immaterial to prior periods. After performing the quantitative and qualitative materiality assessments, the Company assessed the materiality of the misstatements and concluded that the errors should not be viewed as significant or otherwise influence the judgment of a reasonable investor relying on any of the previously issued financial statements. The Company believes that the misstatements do not change the overall characterization of the Company’s operating results in any of the identified periods and does not believe that the nature of these errors would impact the investment decisions of current or prospective shareholders, nor would they change a reasonable person’s perception of the Company or overall assessment of the Company’s financial health or performance in any of the affected periods. Accordingly, in accordance with ASC 250-10-S99-2 (Topic 1.N/SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company will revise its previously issued financial statements to correct the effect of these errors in its subsequent future quarterly filings for 2017 until the affected comparable periods have been corrected. The effects of the corrections of the errors on the Company’s consolidated balance sheets, statements of operations and statements of cash flows for the quarterly periods of 2016 are presented in the tables below.

The Company reclassified $334,791 from extinguishment loss on senior note conversion to additional paid in capital for the three months ended March 31, 2016 as follows:

	(Unaudited) For the three months ended March 31, 2016
	As Reported	As Revised
Additional paid-in capital	$123,809,602	$123,474,811
Extinguishment loss on senior note conversion	$334,791	$—
Net loss	$(2,066,227)	$(1,731,436)
Basic and diluted net loss per share	$(0.39)	(0.33)

The Company reclassified $123,090 and $457,881 from extinguishment loss on senior note conversion to additional paid in capital for the three and six months ended June 30, 2016, respectively, as follows:

	(Unaudited)
	For the three months ended
	June 30, 2016
	As Reported	As Revised
Extinguishment loss on senior note conversion	$123,090	$—
Net loss	$(1,875,833)	$(1,752,743)
Basic and diluted net loss per share	$(18.07)	$(16.89)

	(Unaudited)
	For the six months ended June 30, 2016
	As Reported	As Revised
Additional paid-in capital	$124,893,220	$124,435,339
Extinguishment loss on senior note conversion	$457,881	$—
Net loss	$(3,942,058)	$(3,484,177)
Basic and diluted net loss per share	$(67.43)	$(59.59)

The Company reclassified $1,420,958 and $1,878,839 from extinguishment loss on senior note conversion to additional paid in capital for the three and nine months ended September 30, 2016, respectively, as follows:

	(Unaudited)
	For the three months ended September 30, 2016
	As Reported	As Revised
Extinguishment loss on senior note conversion	$1,420,958	$—
Net loss	$(2,715,991)	$(1,295,033)
Basic and diluted net loss per share	$(0.24)	$(0.11)

	(Unaudited)
	For the nine months ended September 30, 2016
	As Reported	As Revised
Additional paid-in capital	$127,176,804	$125,297,965
Extinguishment loss on senior note conversion	$1,878,839	$—
Net loss	$(6,658,048)	$(4,779,209)
Basic and diluted net loss per share	$(1.72)	$(1.24)

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2016 (“Evaluation Date”), the end of the period covered by this Annual Report on Form 10-K, management performed, with the participation of our Principal Executive Officer and Principal Accounting Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the report we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our Principal Executive Officer who is our Principal Accounting Officer, to allow timely decisions regarding required disclosures. Based upon the evaluation, our Principal Executive Officer and our Principal Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

Management has conducted, with the participation of our Principal Executive Officer who is our Principal Accounting Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of Evaluation Date. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

During the year ended December 31, 2016, there were no significant changes in our internal control over financial reporting. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this annual report.

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

Board Leadership Structure and Risk Oversight; Diversity

Our Company is led by Richard Bogan, our CEO and Chairman. Our board of directors has been traditionally divided into three classes of directors that serve for staggered three-year terms. Four of our current board members have been elected to serve for terms that expired on the date of our 2015 Annual Meeting (and were reelected at the 2015 Annual Meeting); and one has been elected to serve for term that expires on the date of our 2016 Annual Meeting. During 2016, the Company did not hold an annual meeting. The board has two standing committees – audit and compensation. The Audit Committee is comprised solely of independent directors, and each committee has a separate chair. Our Audit Committee is responsible for overseeing risk management, and our full board receives periodic reports from management.

Our board leadership structure is used by other smaller public companies in the Unites States, and we believe that this leadership structure is effective for us. We have historically believed that having a combined Chairman/CEO and chairs for each of our board committees is the correct form of leadership for us, and our goal is to have a single leader and oversight of company operations by experienced directors, three of whom are also committee chairs. We believe that our directors provide effective oversight of the risk management function, especially through the work of the Audit Committee and dialogue between the full board and our management. We do not currently consider diversity in identifying nominees for director. Due to our small size, the priority has been in attracting qualified directors, and issues such as diversity have not yet been considered.

The following table identifies our current directors and specifies their respective ages and positions with us.

Name	Age	Position

Richard Bogan	66	Chairman, CEO & Acting CFO
Michael Corcoran	58	Director
Michael Kishinevsky	50	Director
Robert A. Maruszewski	53	Director

Richard H. Bogan, 66, is a non independent director, who joined the Board as of January 2015. He is a non-compensated advisor and operating partner to Key Bridge Partners, a middle-market private equity firm. He joined Key Bridge in 2008 and streamlined operations to achieve a 25% EBITDA gain across the board. Prior to Key Bridge he acted as a consultant in M&A to privately held companies in RHB Partners. In 2002-2003 he was Executive VP and CFO of RJ Reynolds Tobacco Holdings, where he directed a $150 million reorganization and 8% US workforce reduction to right-size the company and directed 1,000 staff members. Before RJ Reynolds he was President of North American Logistics, a $700 million privately held company in transportation and warehousing, and earlier was President and CFO of Unisource Worldwide, a $7 billion NYSE-listed company, also in an international wholesale paper products distributor. He was with Philip Morris Companies for two decades, rising to Senior VP and CFO of the Miller Brewing Company subsidiary. He earned his baccalaureate in accounting at the University of Washington and is a Certified Public Accountant, a Certified Internal Auditor, and holds a Certificate in Management Accounting. The Maryland resident serves as a volunteer business advisor to the Executive Director of the Easton, Maryland, Economic Development Corporation. Mr. Bogan’s expertise in public and private companies makes him well-suited to sit on the Axion Board.

Michael Corcoran, 58, is an independent director, who joined the Board in May 2016. Michael J. Corcoran is a Partner with GVP Partners based in Atlanta, Georgia. He founded GVP Partners in 2008 to provide governance, risk and compliance advisory services. He has helped several global companies implement and operate automated enterprise risk and compliance programs. Prior to starting GVP Partners, Mike was a Partner with Deloitte & Touche from 2005 to 2008. He led the business risk advisory practice along the east coast. In 2001, Mike founded Harborview Partners LLC, an internal and information technology audit firm based in Stamford, CT. As CEO, Mike led company development activities recruiting and leading partners in several offices from Boston to Baltimore. In 2004, the firm was sold to their strategic partner, CBIZ, Inc and services were expanded to CBIZ’s national footprint. Prior to his professional services career, Mike held financial leadership roles at the Union Camp Corporation, Philip Morris and Kraft Foods. Mike is a graduate of Georgetown University. He is a Certified Public Accountant and a member of the Georgia Society of CPAs and the Institute of Internal Auditors. The Company has determined that Mr. Corcoran should serve as a director due to his background in public company accounting and finance, as well as his overall career in financial leadership roles.

Michael Kishinevsky, 50, is an independent director who has served on our board since June 2005. Mr. Kishinevsky is a Canadian lawyer who had been principally engaged in the practice of corporate and commercial law from February 1995 until August 2005. For five years Mr. Kishinevsky served as general legal counsel for C&T. Mr. Kishinevsky currently serves as a director of Sunrock Consulting Ltd., a company he co-founded in October 1995, which specializes in the import and distribution of carbon black and synthetic rubber. He is also the president and director of SunBoss Chemicals Corp., a corporation specializing in chemical additives for the custom rubber mixing industry. Mr. Kishinevsky is a 1989 graduate of the University of Calgary (B.Sc. in Cellular, Molecular and Microbial Biology and B.Sc. in Psychology) and a 1993 graduate of the University of Ottawa Law School. Mr. Kishinevsky was called to the bar in the Ontario courts in 1995 and is a member of the Law Society of Upper Canada. The Company has determined that Mr. Kishinevsky should serve as a director due to his legal background as well as his import and distribution experience which provides expertise on the Board with regard to product distribution.

Robert A. Maruszewski, 53 is the cofounder and Managing Partner of Key Bridge Partners, a middle-market private equity firm (of which Richard Bogan serves as an uncompensated operating partner and advisor), a position which he has held since 2005. He has over 30 years of operating experience in general management, marketing, and strategy, with 8 years of his career in Europe. Mr. Maruszewski is currently President of Duvinage LLC, a custom metal stair manufacturer in the Key Bridge portfolio. He also provides corporate oversight to U.S. Para Plate, LLC, a specialty valve manufacturer. From 1990 to 2004, Mr. Maruszewski held various management positions at Emerson Electric Co. (NYSE: EMR) in four divisions ranging from $30M to $300M with responsibilities across five continents. Mr. Maruszewski holds a BS from the University of Dayton and an MBA with honors from Georgetown University. The Company has determined that Mr. Maruszewski should serve as a director due to his background in manufacturing and operations and as a management level employee of other public and private companies.

Executive officers

Mr. Bogan currently serves as CEO and CFO.

Corporate Governance

Our board of directors believes that sound governance practices and policies provide an important framework to assist them in fulfilling their duty to stockholders. Our board of directors has implemented many “best practices” in the area of corporate governance, including separate committees for the areas of audit and compensation, careful annual review of the independence of our Audit and Compensation Committee members, maintenance of a majority of independent directors, and written expectations of management and directors, among other things. In 2016~~,~~ all incumbent directors attended 100% of our meetings of the board of directors.

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

Director Independence

Our board of directors has determined that three of our current directors meet the independence requirements of the Nasdaq Capital Market. In the judgment of the board of directors, Mr. Bogan does not meet such independence standards. In reaching its conclusions, the board of directors considered all relevant facts and circumstances with respect to any direct or indirect relationships between us and each of the directors, including those discussed under the caption “Certain Relationships and Related Transactions” below. Our board of directors determined that any relationships that exist or existed in the past between us and each of the independent directors were immaterial on the basis of the information set forth in the above-referenced sections.

Board Committees

The board of directors currently has two standing committees: the audit committee and the compensation committee. Our nominating committee was disbanded on February 9, 2016. These committees are responsible to the full board.

Audit Committee – Our board of directors has created an audit committee that presently consists of Mr. Corcoran, Mr. Kishinevsky and Mr. Maruszewski. Mr. Corcoran serves as the current chairman of our audit committee. Each of the members has a basic understanding of finance and accounting and is able to read and understand fundamental financial statements. The board of directors has determined that each of the members of the audit committee would meet the independence requirements applicable to Nasdaq Capital Market companies. The audit committee has the sole authority to appoint, review and discharge our independent registered public accounting firm. The audit committee reviews the results and scope of the audit and other services provided by our independent registered public accounting firm, as well as our accounting principles and our system of internal controls, reports the results of their review to the full board of directors and to management, and recommends to the full board of directors that our audited consolidated financial statements be included in our Annual Report on Form 10-K.

The audit committee met 4 times during the year-ended December 31, 2016.

Compensation Committee – Our board of directors has created a compensation committee that presently consists of Messrs. Kishinevsky, Maruszewski and Corcoran. Mr. Maruszewski serves as chairman of the compensation committee. The compensation committee makes recommendations concerning compensation of the executive management team and non-employee directors and administers our stock-based incentive compensation plans. The chairman establishes meeting agendas after consultation with the other committee. Subject to supervision by the full board of directors, the compensation committee administers our stock option plans. Our Chief Executive Officer and other members of management regularly discuss our compensation issues with compensation committee members. Subject to compensation committee review, modification and approval, our CEO typically makes recommendations respecting bonuses and equity incentive awards for the other members of the executive management team. The compensation committee in conjunction with other non-employee directors establishes all bonus and equity incentive awards for executive members of the management team.

The compensation committee met 7 times during the year ended December 31, 2016. The compensation committee charter can be found on our website under “About Axion; Corporate Governance; Committees,” at www.axionpower.com.

Due to the extremely small employee base of the Company the Compensation Committee was disbanded in 2017.

Board Nominations

Stockholders wishing to bring a nomination for a director candidate before a stockholders meeting must give written notice to our Corporate Secretary, either by personal delivery or by United States mail, postage prepaid. The stockholder’s notice must be received by the Corporate Secretary not later than (a) with respect to an Annual Meeting of Stockholders, 120 days before the date on which next year’s proxy statement will be mailed, for which there is not currently an anticipated date and (b) with respect to a special meeting of stockholders for the election of directors, the close of business on the tenth day following the date on which notice of the meeting is first given to stockholders. The stockholder’s notice must set forth all information relating to each person whom the stockholder proposes to nominate that is required to be disclosed under applicable rules and regulations of the SEC, including the written consent of the person proposed to be nominated to being named in the proxy statement as a nominee and to serving as a director if elected. The stockholder’s notice must also set forth as to the stockholder making the nomination (i) the name and address of the stockholder, (ii) the number of shares held by the stockholder, (iii) a representation that the stockholder is a holder of record of our stock, entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person named in the notice, and (iv) a description of all arrangements or understandings between the stockholder and each nominee.

Stockholder Communications with the Board of Directors

Stockholders may communicate directly with the board of directors or any board member by writing to them at Axion Power International, Inc., P.O. box 9366, Boardman, Ohio, 44513, C/O Secretary, Michael Kishinevsky. The outside of the envelope should prominently indicate that the correspondence is intended for the board of directors or for a specific director. The secretary will forward all such written communications to the director to whom it is addressed or, if no director is specified, to the entire board of directors.

Director Attendance at Annual Meetings of Stockholders

We encourage our directors to attend Annual Meetings, although such attendance is not required. Five directors attended the 2015 Annual Meeting.

Item 11 Executive Compensation

The following table sets forth the compensation earned by or paid to our Named Executive Officers with respect to the year ended December 31, 2016. The Named Executive Officers are as shown. We did not have any non-equity incentive plans, pension plans or deferred compensation plans during the year ended December 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)

Richard Bogan	2016	252,955	—		—	—	252,955
CEO and Director	2015	30,980	—	23,125	—	—	54,105

Jack Shindle	2016	153,451	—	—	—	—	153,451
Chief Engineer	2015	146,230	—	—	—	—	146.230

Danielle Baker 1	2016	147,092	—	—	—	—	147,092
Chief Accounting Officer	2015	125,595	—	—	—	—	125,595

1	Danielle Baker resigned March 8, 2017

Employment Agreements

Effective as of September 1, 2016, Axion Power International, Inc. (the “Company”) entered into an employment contract with Richard Bogan, its Chief Executive Officer pursuant to a written Executive Employment Agreement (the “Executive Employment Agreement”). The following summarizes the material terms of the Employment Agreement:

●	The term of the Employment Agreement begins effective as of September 1, 2016 and continues until August 31, 2019;

●	Mr. Bogan will receive an annual salary of $300,000 during the term of the Executive Employment Agreement;

●	If Mr. Bogan’s employment is terminated (i) other than for cause or for good reason, the Company shall pay him an aggregate severance amount equal to his base salary for the remainder of the term of this employment agreement or one year, whichever is shorter but in no event less than six (6) months plus any accrued and unused vacation for the current year and accrued but unpaid bonus if defined objectives have been achieved.

●	The agreement also states that the Company will immediately and automatically pay Mr. Bogan the sum of $600,000 upon a change in control, which is defined as (i) a transaction or series of related transactions resulting in a 40% or greater change in ownership of the Company’s equity on a fully diluted basis (other than as a result of conversion of the senior convertible notes issued by the Company in November 2015); or (ii) a sale or other disposition of all or substantially all of the assets of the Company (or consummation of a series of related transactions having the same effect).

●	Mr. Bogan did not receive stock options in 2016; and

●	In connection with the Executive Employment Agreement, Mr. Bogan signed an agreement regarding confidential information and non-competition (the “Non-Competition Agreement”) whereby Mr. Bogan and the Company agree, for a period of two years after the termination of Mr. Bogan’s employment with the Company, that:

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

Mr. Bogan has voluntarily deferred salary as follows: $10,385 for 2016 and $253,452 for the year 2017. During fiscal 2017, Mr. Bogan received $46,548 in salary and $50,000 in 2018.

Warrants

As of December 31, 2016, we had 12,547,831 outstanding warrants that represent potential future cash proceeds to our company of $19,371,483. The warrants are divided into five classes that are presently exercisable and expire at various times through November 2020. The following table summarizes the number of warrants in each class, the anticipated proceeds from the exercise of each class, and the expiration date of each class.

Warrant Series	Number of Warrants	Exercise Price	Anticipated Proceeds	Expiration Date
Subordinated note holder	1,099	$528.5	$580,808	May 7, 2018
Placement agent warrants	1,562	528.5	825,529	May 7, 2018-July 8, 2019
Series A warrants issued October 29, 2014	61,608	17.5	1,078,140	October 29, 2019
Investor	2,764	35	96,775	December 11, 2019
Placement Agent Warrants	3,081	149.1	459,378	October 4, 2019
Placement Agent Warrants	548,780	1.29	707,926	November 4, 2017
Investors	510,000	1.75	892,500	August 7, 2020
Investors	11,418,936	1.29	14,730,427	November 4, 2017

Total	12,547,831		$19,371,483

The holders of warrants are not required to exercise their rights at any time prior to the expiration date and we are unable to predict the amount and timing of any future warrant exercises. We reserve the right to temporarily reduce the exercise prices of our warrants from time to time in order to encourage the early exercise of the warrants.

Option Plan Awards

As of December 31, 2016, we had 36 outstanding stock options that represent potential future cash proceeds to our company of $2,864,341. The outstanding options include 29 options that are currently vested and exercisable and 7 that will vest and become exercisable over the next three years. These options represent potential future cash proceeds to our company of $2,723,160 and $141,181, respectively.

	Vested			Unvested
	Shares	Ave. Price	Proceeds	Shares	Ave. Price	Proceeds
Employee & Officer plan options	23	$100,529	$2,312,175	—	$—	$—
Directors plan options	6	68,497	410,985	7	17,314	141,181
Non-plan options to consultants and employees	—	—	—	—	—	—
Total	29	$103,830	$2,723,160	7	$17,314	$141,181

The holders of options are not required to exercise their rights at any time and we are unable to predict the amount and timing of any future option exercises. We reserve the right to temporarily reduce the exercise prices of our options from time to time in order to encourage the early exercise of the options.

Outstanding Equity Awards at 2016 Fiscal Year-End

	Option Awards					Stock Awards
	Non-Plan		Equity Incentive Plan Awards					Equity Incentive Plan Awards
	Number of shares underlying unexercised options							# Shares
Name	# Exercisable	# Not exercisable	Unearned	Option Exercise Price	Option Expiration Date	Number Unearned Shares or units of stock	Market Value	Unearned shares, units, or other rights not vested	Market Value	Footnotes

Granville, Tom	.26	—	—	$1,050,000	varies through 6/29/2018	—	—	—	—	Issued pursuant to June 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Charles Trego	.15	—	—	$1,050,000	varies through 3/30/2018	—	—	—	—	Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date
Charles Trego	3.21			$14,000	12/19/2020	—	—	—	—	Issued as executive incentive. Options vested upon issuance and expire 5 years from date of issuance.
Charles Trego	.24			$84,000	9/25/2020	—	—	—	—	Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date

Philip Baker	.13	—	—	$1,050,000	varies through 3/30/2018	—	—	—	—	Issued pursuant to April 2010 Executive Employment Agreement. Options Expire 5 years after monthly vest date
Philip Baker	3.21	—	—	$14,000	12/19/2020	—	—	—	—	Issued as executive incentive. Options vested upon issuance and expire 5 years from date of issuance.

Post-Termination Compensation

See above under “Employment Agreements” for Mr. Bogan’s post-termination compensation. We do not have any other existing agreements for post termination compensation.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors for services rendered during the year ended December 31, 2016.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)(1)	($)	($)

Michael Corcoran	$8,000	$—	$8,000
Robert A. Maruszewski	$14,833	$—	$14,833
Michael Kishinevsky	$15,667	$—	$15,667
Donald Farley	$94,181	$—	$94,181
Charles Trego	$19,458	$—	$19,458
Stanley Hirschman	$6,333	$—	$6,333

1.	Fees are presented based on the amount paid during 2016.

Only non-management directors are compensated separately for service as members of our board of directors. Each of our non-management directors received the following components of compensation for the period January 1, 2016 through December 31, 2016:

●	$20,000 Basic annual retainer

●	A supplemental retainer of $4,000 for the Audit Committee Chair

●	A supplemental annual retainer of $2,000 for the Compensation Committee Chair; and

●	Reimbursement for all reasonable travel, meals and lodging costs incurred on our behalf

No independent director received compensation for the fourth quarter of 2016.

For 2016 and 2015, we issued 0 and 13 options, respectively pursuant to our directors’ stock option plan. Of this total, no options were exercised during the year ended December 31, 2016.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On June 4, 2018, we had 100,000,000 shares of common stock authorized and 95,954,549 shares of common stock issued and outstanding. The following table sets forth certain information with respect to the beneficial ownership of our securities as of May 31, 2018, for (i) each of our directors and executive officers and (ii) all of our directors and executive officers as a group. We do not have any persons who beneficially own more than 5% of our common stock. Normally, we would rely on the Section 16 filings for determining if there are any 5% owners. Our reporting is limited to the information we do have when we do not have the benefit of further information.

Beneficial ownership data in the table has been calculated based on the Securities and Exchange Commission rules that require us to identify all securities that are exercisable for or convertible into shares of our common stock within 60 days of April 30, 2018 and treat the underlying stock as outstanding for the purpose of computing the percentage of ownership of the holder.

	Common Stock	Warrants & Options (1)	Combined Ownership	Percentage

Michael Corcoran	—	—	—	*
Richard H. Bogan	25.42	1.08	26.5	*
Robert A. Maruszewski	—	—	—	*
Michael Kishinevsky	19.25	.25	19.5	*

*Less than 1%

(1)	Represents shares of common stock issuable upon exercise of warrants and options held by the stockholders that are presentably exercisable or will become exercisable within 60 days.

Item 13 Certain Relationships and Related Transactions, and Director Independence

See the “Executive Compensation” section for a discussion of the material elements of compensation awarded to, earned by or paid to our named executive officers. Other than as stated in the “Executive Compensation” section, we have not entered into any transactions with executive management.

Michael Corcoran, Robert Maruszewski and Michael Kishinevsky are deemed to be independent directors based upon NASDAQ listing standards.

Item 14 Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

The following table presents fees for professional audit services billed for services rendered by RBSM, LLP and Mayer Hoffman McCann P.C. for the audit of the Company’s annual financial statements for the years ending December 31, 2016 and 2015, respectively.

	2016	2015
Audit Fees (1)	$153,367	$115,000

Audit-Related Fees - registration statement consents	$154,937	$13.000

Tax Fees	$14,475	$13,900

All Other Fees	$—	$—

(1)	Additional Independent Audit Fees for 2016 not reflected but paid in 2017 & 2018 were $25,000 to RBSM LLP and $11,000 to Mayer Hoffman McCann P.C.

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

PART IV

Item 15 Exhibits

2.1	Reorganization Agreement (without exhibits) between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated December 31, 2003.	(1)
2.2	First Addendum to the Reorganization Agreement between Tamboril Cigar Company, Axion Power Corporation and certain stockholders of Axion Power Corporation dated January 9, 2004.	(1)
3.1	Amended and Restated Certificate of Incorporation of Tamboril Cigar Company dated February 13, 2001.	(2)
3.3	Amendment to the Certificate of Incorporation of Tamboril Cigar Company dated June 4, 2004.	(3)
3.4	Amendment to the Certificate of Incorporation of Axion Power International, Inc. dated June 4, 2004.	(3)
3.5	Amended By-laws of Axion Power International, Inc. dated June 4, 2004.	(3)
3.6	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated June 14, 2010.	(25)
3.7	Certificate of Amendment to the Certificate of Incorporation of Axion Power International, Inc., dated July 22, 2011.	(9)
4.2	Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated December 31, 2003.	(1)
4.3	Succession Agreement Pursuant to the Provisions of the Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated March 25, 2004.	(4)
4.4	Form of Warrant Agreement for 1,796,300 capital warrants.	(9)
4.5	Form of Warrant Agreement for 667,000 Series I investor warrants.	(9)
4.6	Form of Warrant Agreement for 350,000 Series II investor warrants.	(9)
4.7	Form of Warrant Agreement for 313,100 Series III investor warrants.	(9)
4.8	Form of 8% Cumulative Convertible Senior Preferred Stock Certificate	(D)
4.9	First Amended and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated February 28, 2005.	(11)
4.10	Second Amendment and Restated Trust Agreement for the Benefit of the Shareholders of Mega-C Power Corporation dated November 21, 2006.	(19)
4.11	Certificate of Powers, Designations, Preferences and Rights of the 8% Convertible Senior Preferred Stock of Axion Power International, Inc. dated March 17, 2005.	(12)
4.12	Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.005 Per Share, of Axion Power International, Inc. dated October 23, 2006.	(13)
4.13	Amended Certificate of Powers, Designations, Preferences and Rights of the Series-A Convertible Preferred Stock, Par Value $0.005 Per Share, of Axion Power International, Inc. dated October 26, 2006.	(13)

4.15	Form of Warrants	(40)
4.16	Form of Underwriters Warrant	(39)
4.17	Form of Senior Indenture	(43)
4.18	Form of Subordinated Indenture	(43)

10.1	Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 15, 2003.	(1)
10.2	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated November 17, 2003.	(1)
10.3	Tamboril Cigar Co. Incentive Stock Plan dated January 8, 2004.	(A)
10.4	Tamboril Cigar Co. Outside Directors Stock Option Plan dated February 2, 2004.	(A)
10.5	Stock Purchase & Investment Representation Letter among John L. Petersen, Sally A. Fonner and C and T Co. Incorporated dated January 9, 2004.	(1)
10.6	Letter Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated January 9, 2004.	(1)
10.7	First Amendment to Development and License Agreement between Axion Power Corporation and C and T Co. Incorporated dated as of January 9, 2004.	(5)
10.8	Definitive Incentive Stock Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.9	Definitive Outside Directors’ Stock Option Plan of Axion Power International, Inc. dated June 4, 2004.	(3)
10.10	Executive Employment Agreement of Charles Mazzacato.	(9)
10.11	Executive Employment Agreement of Peter Roston.	(9)
10.12	Amended Retainer Agreement between the law firm of Fefer, Petersen & Cie dated March 31, 2005.	(C)
10.13	Retainer Agreement between the law firm of Fefer, Petersen & Cie and Tamboril Cigar Company dated January 2, 2004.	(10)
10.14	Bankruptcy Settlement Agreement Between Axion Power International, Inc. and Mega-C Power Corporation dated December, 2005.	(E)
10.15	Second Amendment to Development and License Agreement between Axion Power International, Inc. and C and T Co. Incorporated dated as of March 18, 2005.	(12)
10.16	Executive Employment Agreement of Thomas Granville dated June 23, 2008.	(20)
10.17	Loan agreement between Axion Battery Products, Inc. as borrower, Axion Power International, Inc. as accommodation party and Robert Averill as lender respecting a $1,000,000 purchase money and working capital loan dated January 31, 2006.	(14)
10.18	Security agreement between Axion Battery Products, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.19	Security agreement between Axion Power International, Inc. as debtor and Robert Averill as secured party dated January 31, 2006.	(14)
10.20	Promissory Note between Axion Battery Products, Inc. as maker and Robert Averill as payee dated February 14, 2006.	(14)
10.21	Form of Warrant Agreement between Axion Power International, Inc. and Robert Averill.	(14)
10.22	Commercial Lease Agreement between Axion Battery Products, Inc. as lessee and Steven F. Hoye and Steven C. Warner as lessors dated February 14, 2006.	(14)
10.23	Asset Purchase Agreement dated between Axion Battery Products, Inc. as buyer and National City Bank of Pennsylvania as seller February 10, 2006.	(14)
10.24	Escrow Agreement between Axion Battery Products, Inc. and National City Bank of Pennsylvania as parties in interest and William E. Kelleher, Jr. and James D. Newell as escrow agents dated February 14, 2006.	(14)

10.25	Executive Employment Agreement of Edward Buiel dated June 23, 2008.	(21)
10.26	Consulting Agreement, by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of September 27, 2007.	(16)
10.27	Amendment No. 1 to Consulting Agreement by and between Axion Power International, Inc. and Andrew Carr Conway, Jr. dated as of October 31, 2007.	(16)
10.28	Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of January 14, 2008.	(17)
10.29	Common Stock Purchase Warrant executed by Axion Power International, Inc. dated January 14, 2008.	(17)
10.30	Executive Employment Agreement of Donald T. Hillier dated June 18, 2008.	(19)
10.31	Amendment to Warrants and Securities Purchase Agreement by and between Axion Power International, Inc. and Quercus Trust dated as of September 22, 2009.	(22)
10.32	Securities Purchase Agreement by and between Axion Power International, Inc. and the Investors named therein dated as of December 18, 2009.	(23)
10.33	Registration Rights Agreement, executed by Axion Power International Inc. and the Investors named therein.	(23)
10.34	Amendment No. 2 to Securities Purchase by and between Axion Power International, Inc. and Quercus Trust Agreement dated as of January 14, 2008.	(23)
10.35	Lock-Up Agreement executed by Quercus Trust and David Gelbaum and Monica Chavez Gelbaum.	(23)
10.36	Lease Agreement by and between Steven F. Hoye and Steven C. Warner, Lessor, and Axion Power Battery Manufacturing, Inc., Lessee dated March 28, 2010.	(6)
10.37	Executive Employment Agreement of Charles R. Trego dated April 1, 2010.	(24)
10.38	Executive Employment Agreement of Phillip S. Baker dated April 1, 2010.	(24)
10.39	Executive Employment Agreement of Thomas Granville dated June 29, 2010.	(26)
10.40	Amendment No. 3 to Securities Purchase Agreement by and between Axion Power International, Inc. and the Quercus Trust dated September 30, 2010.	(27)
10.41	Intentionally omitted.
10.42	Form of Subscription Agreement	(31)
10.43	Placement Agency Agreement, dated January 31, 2012	(31)
10.44	Securities Purchase Agreement, dated November 4, 2015, between Axion Power International, Inc. and the Investors	(32)
10.45	Form of Note	(32)
10.46	Form of Warrant	(32)
10.47	Registration Rights Agreement, dated May 8, 2013, between Axion Power International, Inc. and the Investors	(32)
10.48	Subordinated Note Purchase Agreement, dated November 4, 2015, between Axion Power International, Inc. and the Subordinated Investors	(32)
10.49	Form of Subordinated Note	(32)
10.50	Form of Subordinated Note Warrant	(32)
10.51	Subordination Agreement, dated May 8, 2013, by and among Axion Power International, Inc., the Investors and the Subordinated Investors	(32)
10.52	Executive Employment Agreement of Thomas Granville, effective April 1, 2013	(33)
10.53	Executive Employment Agreement of Charles Trego, effective April 1, 2013	(33)
10.54	Executive Employment Agreement of Phillip Baker, effective April 1, 2013	(33)
10.55	Executive Employment Agreement of Vani Dantam, effective April 1, 2013	(33)
10.56	Executive Employment Agreement of Stephen Graham, effective October 21, 2013	(34)
10.57	Form of Senior Note Amendment	(35)
10.58	Executive Employment Agreement of David DiGiacinto, effective July 1, 2014	(36)
10.59	Executive Employment Agreement of Thomas Granville, effective July 1, 2014	(36)
10.60	Consulting Agreement of Charles Trego, effective July 1, 2014	(36)
10.61	Amended Note, dated as of June 30, 2014	(37)
10.62	Security Agreement, dated as of June 30, 2014	(37)
10.63	Form of Warrant Exchange Agreement, dated as of August 1, 2014	(38)
10.64	Executive Employment Agreement of Charles Trego effective November 1, 2014	(42)

10.65	Salary Deferral Agreements, effective October 1, 2014 and November 1, 2014, respectively	(42)
10.66	Form of Settlement and Release Agreement	(45)
10.67	Form of Amendment to Warrant Agreement	(46)
10.68	Form of Amended and Restated Warrant Agreement	(47)
10.69	Letter of Intent, dated June 13, 2015	(48)
10.70	Form of Securities Purchase Agreement dated August 6, 2015	(49)
10.71	Form of Note	(49)
10.72	Form of Warrant	(49)
10.73	Amendment to Securities Purchase Agreement	(50)
10.74	Securities Purchase Agreement dated November 4, 2015	(52)
10.75	Form of Note	(51)
10.76	Form of Warrant	(51)
10.77	Registration Rights Agreement, dated November 5, 2015	(53)
10.78	Form of Amendment Agreements, dated January 28, 2016	(52)
10.79	Form of Waiver	(54)
10.80	Securities Purchase Agreement, dated August 31, 2017
10.81	Tri-party letter of intent, dated May 23, 2017
14.1	Code of Business Conduct and Ethics	(6)

(1)	Incorporated by reference from our Current Report on Form 8-K dated January 15, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2003.
(3)	Incorporated by reference from ourCurrent Report on Form 8-K dated June 7, 2004.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2004.
(5)	Incorporated by reference from our Form S-3 registration statement dated May 20, 2004.
(6)	Incorporated by reference from our Annual Report on Form 10-KSB dated March 30, 2004
(7)	Incorporated by reference from our Current Report on Form 8-K dated April 13, 2003.
(8)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2004.
(9)	Incorporated by reference from our Form S-1 registration statement dated September 2, 2004.
(10)	Incorporated by reference from our Form S-1 registration statement dated December 17, 2004.
(11)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2005.
(12)	Incorporated by reference from our Current Report on Form 8-K dated March 21, 2005.
(13)	Incorporated by reference from our Current Report on Form 8-K dated November 8, 2006.
(14)	Incorporated by reference from our Current Report on Form 8-K dated February 16, 2006.
(15)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2007.
(16)	Incorporated by reference from our Current Report on Form 8-K dated November 6, 2007.
(17)	Incorporated by reference from our Current Report on Form 8-K dated January 17, 2008.
(18)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2008.
(19)	Incorporated by reference from our Registration Statement on Form S-1 dated July 3, 2008.
(20)	Incorporated by reference from our Current Report on Form 8-K dated June 27, 2008.
(21)	Incorporated by reference from our Current Report on Form 8-K dated July 2, 2008.
(22)	Incorporated by reference from our Current Report on Form 8-K dated September 22, 2009.
(23)	Incorporated by reference from our Current Report on Form 8-K dated December 18, 2009.
(24)	Incorporated by reference from our Form 10-K for the year ended December 31, 2009 filed on March 30, 2010
(25)	Intentionally omitted.
(26)	Incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010.
(27)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2010.
(28)	Incorporated by reference from our Current Report on Form 8-K dated October 4, 2010.
(29)	Incorporated by reference from our Current Report on Form 8-K dated November 10, 2010.
(30)	Incorporated by reference from our Current Report on Form 8-K dated July 22, 2011.
(31)	Incorporated by reference from our Current Report on Form 8-K dated January 31, 2012.
(32)	Incorporated by reference from our Current Report on Form 8-K dated May 8, 2013
(33)	Incorporated by reference from our Quarterly Report on Form 10-Q dated May 15, 2013
(34)	Incorporated by reference from our Current Report on Form 8-K, dated October 15, 2013
(35)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2014.
(36)	Incorporated by reference from our Current Report on Form 8-K dated July 8, 2014.
(37)	Incorporated by reference from our Current Report on Form 8-K dated July 31, 2014.
(54)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2016.

(38)	Incorporated by reference from our Current Report on Form 8-K dated August 4, 2014.
(39)	Incorporated by reference from our Registration Statement on Form S-1/A dated September 15, 2014.
(40)	Incorporated by reference from our Amendment No. 3 to Form S-1, dated October 22, 2014.
(41)	Incorporated by reference from our Current Report on Form 8-K filed on September 8, 2014.
(42)	Incorporated by reference from our Current Report on Form 8-K filed on November 10, 2014.
(43)	Incorporated by reference from our Registration Statement on Form S-3 filed on June 3, 2011.
(44)	Incorporated by reference from our Current Report on Form 8-K filed on December 11, 2014.
(45)	Incorporated by reference from our Current Report on Form 8-K filed on December 15, 2014.
(46)	Incorporated by reference from our Current Report on Form 8-K filed on May 14, 2015.
(47)	Incorporated by reference from our Current Report on Form 8-K filed on June 17, 2015.
(48)	Incorporated by reference from our Current Report on Form 8-K filed on June 18, 2015.
(49)	Incorporated by reference from our Current Report on Form 8-K filed on August 7, 2015.
(50)	Incorporated by reference from our Current Report on Form 8-K filed on August 11, 2015.
(51)	Incorporation by reference from our Current Report on Form 8-K filed on November 5, 2015.
(52)	Incorporated by reference from our Current Report on Form 8-K filed on January 28, 2016.
(53)	Incorporated by reference from our Registration Statement on Form S-1 dated November 20, 2015.
(54)	Incorporated by reference from our Amendment No. 1 to registration statement on Form S-1 filed on February 10, 2016.
(A)	Incorporated by reference from our Current Report on Form 8-K/A dated February 2, 2004.
(B)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2005.
(C)	Incorporated by reference from our Registration Statement on Form SB-2 dated April 16, 2005.
(D)	Incorporated by reference from our Current Report on Form 8-K dated December 13, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
32.1	Statement of Principal Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code.

The following materials from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

Financial Statements

Consolidated Financial Statements for Axion Power International, Inc. for the fiscal years ended December 31, 2016 and 2015, respectively as set forth in Item 8 of this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXION POWER INTERNATIONAL, INC.

By:	/s/ Richard Bogan
Richard Bogan, Principal Executive Officer, Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Bogan
Richard Bogan	Director and CEO	July 12, 2018

/s/ Michael Kishinevsky
Michael Kishinevsky	Director	July 12, 2018

/s/ Michael Corcoran
Michael Corcoran	Director	July 12, 2018

/s/ Robert Maruszewski
Robert Maruszewski	Director	July 12, 2018